Form 10-Q
period 1997-06-30
HESKA CORP
filed 1997-08-14
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from  __________  to ____________

                        Commission file number 000-22427

                               HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     77-0192527
  [State or other jurisdiction             [I.R.S. Employer Identification No.]
of incorporation or organization]

                             1825 SHARP POINT DRIVE
                          FORT COLLINS, COLORADO 80525
                    (Address of principal executive offices)

                                 (970) 493-7272
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ]  Yes [X]  No

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 11, 1997 was 18,717,431

================================================================================

                               HESKA CORPORATION

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----
                         PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheets as of June
            30, 1997 (Unaudited) and December 31, 1996 ..........        1

            Condensed Consolidated Statements of Operations
            (Unaudited) for the three months and six months
            ended June 30, 1997 and 1996 ........................        2

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the six months ended June 30, 1997
            and 1996 ............................................        3

            Notes to Condensed Consolidated Financial
            Statements (Unaudited) ..............................        4

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................        8

                           PART II. OTHER INFORMATION

 Item 1.    Legal Proceedings ................................... Not Applicable

 Item 2.    Changes in Securities ............................... Not Applicable

 Item 3.    Defaults upon Senior Securities ..................... Not Applicable

 Item 4.    Submission of Matters to a Vote of Security
            Holders .............................................       21

 Item 5.    Other Information ................................... Not Applicable

 Item 6.    Exhibits and Reports on Form 8-K ....................       22

 Signatures .....................................................       23

 Exhibits .......................................................       24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               HESKA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

                                     ASSETS

                                                                                                Pro Forma
                                                                                 June 30,        June 30,      December 31,
                                                                                   1997            1997            1996
                                                                               ------------    ------------    ------------
                                                                               (unaudited)      (unaudited)
Current assets:
     Cash and cash equivalents                                                 $      2,293    $      2,293    $      6,609
     Marketable securities                                                            3,341           3,341          17,091
     Accounts receivable, net                                                           767             767             749
     Inventories, net                                                                 5,957           5,957           4,430
     Other current assets                                                               529             529             334
                                                                               ------------    ------------    ------------
         Total current assets                                                        12,887          12,887          29,213

Property and equipment, net                                                          11,550          11,550           8,209
Intangible assets, net                                                                3,805           3,805           3,480
Restricted marketable securities and other assets                                     2,013           2,013           1,267
                                                                               ------------    ------------    ------------
Total assets                                                                   $     30,255    $     30,255    $     42,169
                                                                               ============    ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $      3,237    $      3,237    $      1,634
     Accrued liabilities                                                              2,169           2,169             940
     Deferred revenue                                                                 1,230           1,230           1,413
     Current portion of capital lease obligations                                       570             570             464
     Current portion of long-term debt                                                1,718           1,718             807
                                                                               ------------    ------------    ------------
         Total current liabilities                                                    8,924           8,924           5,258

Capital lease obligations, less current portion                                       1,680           1,680           1,459
Long-term debt, less current portion                                                  4,351           4,351           2,942
Accrued pension liability                                                               157             157             127
                                                                               ------------    ------------    ------------
         Total liabilities                                                           15,112          15,112           9,786
                                                                               ------------    ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.001 par value, 25,000,000 shares authorized; 10,583,999, none and 10,459,999 shares issued and outstanding, with an aggregate liquidation preference of $63,824,
       none and $62,588, respectively                                                63,824            --            62,588
     Common stock, $.001 par value, 40,000,000 shares authorized;
       1,774,075, 13,063,463 and 1,021,645 shares issued and
       outstanding, respectively                                                          2              13               1
     Additional paid-in capital                                                       4,496          68,309           1,067
     Deferred compensation                                                           (1,994)         (1,994)           (879)
     Cumulative translation adjustment                                                    3               3            --
     Stock subscription receivable from officers                                       (153)           (153)           (118)
     Accumulated deficit                                                            (51,035)        (51,035)        (30,276)
                                                                               ------------    ------------    ------------
         Total stockholders' equity                                                  15,143          15,143          32,383
                                                                               ------------    ------------    ------------
Total liabilities and stockholders' equity                                     $     30,255    $     30,255    $     42,169
                                                                               ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                     Three Months             Six Months
                                                                    Ended June 30,          Ended June 30,
                                                                 --------------------    --------------------
                                                                   1997        1996        1997        1996
                                                                 --------    --------    --------    --------
Revenues:
   Products and services, net                                    $  3,933    $  1,780    $  6,559    $  1,819
   Research and development                                           199         945         637       1,062
                                                                 --------    --------    --------    --------
                                                                    4,132       2,725       7,196       2,881
Costs and operating expenses:
   Cost of sales                                                    2,814       1,403       4,962       1,423
   Research and development                                         5,494       3,274      10,013       5,900
   Selling and marketing                                            1,999         442       3,572         442
   General and administrative                                       2,712         805       5,130       1,180
   Amortization of intangible assets and deferred compensation        447         297       1,080         297
   Purchased research and development                               2,468        --         2,468        --
   Other (contract termination fee)                                   750        --           750        --
                                                                 --------    --------    --------    --------
                                                                   16,684       6,221      27,975       9,242
                                                                 --------    --------    --------    --------
Loss from operations                                              (12,552)     (3,496)    (20,779)     (6,361)

Other income (expense):
   Interest income                                                    152         438         448         509
   Interest expense                                                  (193)       (102)       (363)       (118)
   Other, net                                                         (59)         (1)        (65)         (1)
                                                                 --------    --------    --------    --------
Net loss                                                         $(12,652)   $ (3,161)   $(20,759)   $ (5,971)
                                                                 ========    ========    ========    ========

Pro forma net loss per share                                     $  (0.91)               $  (1.51)
                                                                 ========                ========

Shares used to compute pro forma net loss per share                13,872                  13,709
                                                                 ========                ========


     See accompanying notes to condensed consolidated financial statements.

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            IN THOUSANDS (UNAUDITED)


                                                                                 Six Months
                                                                                Ended June 30,
                                                                            --------------------
                                                                              1997        1996
                                                                            --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
             Net cash used in operating activities                          $(16,206)   $ (5,276)
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                             (258)       (478)
   Cash deposited in escrow account related to Bloxham acquisition              (244)       --
   Purchase of marketable securities                                            --       (32,462)
   Proceeds from sale of marketable securities                                14,227        --
   Purchases of property and equipment                                        (3,749)     (1,543)
                                                                            --------    --------
             Net cash provided by (used in) investing activities               9,976     (34,483)
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                        161           1
   Proceeds from borrowings                                                    2,604          72
   Repayments of debt and capital lease obligations                             (858)       (433)
   Proceeds from issuance of preferred stock                                    --        36,000
                                                                            --------    --------
             Net cash provided by financing activities                         1,907      35,640
                                                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            7        --
                                                                            --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (4,316)     (4,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,609       6,827
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  2,293    $  2,708
                                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $    326    $    112

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets through the issuance of debt                       320         207
Issuance of Preferred Stock and options to purchase Common Stock
   in exchange for the common stock of Diamond, net of cash received            --         7,058
Purchase of assets under direct capital lease financing                          255        --
Issuance of Preferred Stock in exchange for the capital stock of Bloxham,
   net of cash received                                                          648        --
Issuance of Common and Preferred Stock in exchange for the capital stock
   of Astarix                                                                  2,468        --

                               HESKA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Heska Corporation (the "Company") discovers, develops, manufactures and markets companion animal health products and services. The Company also manufactures and sells animal health products and services in the United States, Canada and Europe through Diamond Animal Health, Inc. ("Diamond") and Bloxham Laboratories Limited ("Bloxham"), its wholly-owned subsidiaries . In May 1997, the Company reincorporated in Delaware.

     The Company continues to incur substantial operating losses due principally to its research and development and sales and marketing activities. Cumulative operating losses from inception of the Company in 1988 through June 30, 1997 and December 31, 1996 have totaled $51,035,000 (unaudited) and $30,276,000, respectively.

     During 1996, the Company progressed from being primarily a research and development company to a fully-integrated research, development, manufacturing and marketing company. The Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to commercialize products that are currently under development. There can be no assurance that the Company will successfully develop, manufacture, or market these products. During the period required to develop its products, the Company intends to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheets as of June 30, 1997, the statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1996, included in the Company's Form S-1 filed with the Securities and Exchange Commission.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenues from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances.

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition related to payments received during the current period for research activities to be performed in the following period.

Unaudited Pro Forma Information

     Upon closing of the Company's initial public offering (the "IPO"), all of the outstanding shares of Series A, B, C, D, E and F Preferred Stock were automatically converted into shares of Common Stock. The unaudited pro forma condensed consolidated balance sheet as of June 30, 1997 reflects the conversion of 10,583,999 shares of Preferred Stock into 11,289,388 shares of Common Stock (after giving effect to certain anti-dilution adjustments that occurred as a result of the sale of common stock in the IPO).

2. UNAUDITED PRO FORMA NET LOSS PER SHARE

     The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock following the closing of the Company's IPO. Accordingly, historical net loss per common share is not considered meaningful as it would differ materially from the pro forma net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

     Pro forma net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except as required by the SEC. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company during the 12 months immediately preceding the filing of the IPO, plus shares which became issuable during the same period as a result of the granting of options to purchase common stock, have been included in the calculation of weighted average number of shares of common stock as if they were outstanding for all periods presented (using the treasury stock method). Accordingly, only those common stock and common stock equivalent shares issued during the 12 months immediately preceding the filing of the IPO have been included in the computation of pro forma net loss per common share. In addition, the Company has assumed the conversion of convertible preferred stock issued into common stock for all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any significant impact resulting from the adoption of this new standard upon current or previously reported earnings per share.

3. BALANCE SHEET INFORMATION

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories, net of provisions, consist of the following (in thousands):

                                             June 30,     December 31,
                                               1997           1996
                                           ------------   ------------
                                            (unaudited)
Raw materials ..........................   $        949   $        885
Work in process ........................          4,072          3,103
Finished goods .........................            936            442
                                           ------------   ------------
                                           $      5,957   $      4,430
                                           ============   ============

4. BUSINESS ACQUISITIONS

     Astarix Institute, Inc. ("Astarix") - In May 1997, the Company acquired all of the capital stock of Astarix, a privately held development stage company specializing in allergy research, for 376,000 shares of common stock, 70,000 shares of convertible preferred stock, and options to purchase 124,000 shares of the Company's Common Stock, granted to Astarix consultants at an exercise price of $5.00 per share. The transaction was valued at $2,468,000 and the entire purchase price was allocated to unfinished research and development projects as development of these projects had not yet reached technological feasibility. The technology acquired has no currently identified alternative future use and will require additional development by the Company. Accordingly, these costs were expensed as of the acquisition date. As a result of the acquisition, Astarix became a wholly-owned subsidiary of the Company.

5. SUBSEQUENT EVENTS

     Initial Public Offering - In July 1997 the Company completed its initial public offering of 5,637,850 shares of common stock (including an underwriters' over-allotment option exercised for 637,850 shares) at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Additionally all outstanding shares of preferred stock were converted into 11,289,388 shares of common stock upon the completion of the IPO.

     Acquisition of Center Laboratories' Allergy Business ("Center") - In July 1997 the Company purchased the allergy immunotherapy products business of Center Laboratories, an FDA and USDA licensed manufacturer of allergy immunotherapy products, including allergenic extracts, located in Port Washington, NY. Center was purchased from EM Industries, Incorporated, a subsidiary of Merck KGaA of Darmstadt, Germany, in a transaction valued at approximately $3.5 million, the appraised fair market value of certain of the tangible assets used in the business. The acquisition will be accounted for under the purchase method of accounting and the operating results of Center will be included in the Company's consolidated results of operations subsequent to July 21, 1997. EM Industries will finance, via a note, approximately $3.0 million of the purchase price for three years.

PART I. FINANCIAL INFORMATION

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the word "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements of Heska or its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Heska's ability to achieve these results is dependent on many factors, including among others, the following: timely development, introduction and acceptance of new products, delays in integration of businesses, failure to receive or delays in regulatory approvals; lack of enforceability of patents and proprietary rights; quality of management; the impact of competition; changes in business strategy or development plans; inability to manufacture products at currently projected costs and the other risks detailed below under "Factors that May Affect Results" and throughout the Company's filings with the Securities and Exchange Commission. These forward-looking statements represent the Company's judgment as of the dates of the filing of this Form 10-Q and Form S-1, respectively. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

OVERVIEW

     Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred net losses since inception. As of June 30, 1997, the Company's accumulated deficit was $51.0 million.

     During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this through the acquisitions of Diamond Animal Health, Inc. ("Diamond"), a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, and the canine allergy business of Bioproducts DVM, Inc. (the "Bioproducts Business"), hiring key employees and support staff, establishing marketing and sales operations to support the Bioproducts Business and other Heska products introduced in 1996, and the design and implementation of more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In the first quarter of 1997, the Company launched additional products and expanded internationally through the acquisition of Bloxham Laboratories Limited ("Bloxham"), a veterinary diagnostic laboratory in Teignmouth, England. Each of the acquisitions of Diamond, the Bioproducts Business and Bloxham was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions.

     The Company anticipates that it will continue to incur additional operating losses for the next several years as it introduces new products and continues its research and development activities for products under development. There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

     Total revenues, which include product and service revenues and research and development revenues, increased to $4.1 million for the quarter ended June 30, 1997 compared to $2.7 million for the second quarter of 1996. Product and service revenues were $3.9 million for the three months ended June 30, 1997 as compared to $1.8 million for the corresponding period in 1996. Revenues from one customer comprised 35% of total revenues for the three months ended June 30, 1997 and are expected to continue to represent a majority of total revenues for the 1997 fiscal year, as they did for the 1996 fiscal year. This customer purchases under the terms of a take-or-pay contract which expires in June 1999.

     Revenues from sponsored research and development decreased to $199,000 in the three months ended June 30, 1997 from $945,000 in the corresponding period in 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold was $2.8 million for the three months ended June 30, 1997 as compared to $1.4 million for the comparable period in 1996. The Company expects that its gross margins will improve as sales volumes increase and manufacturing capacity is more fully utilized. Future Heska products will be manufactured by Diamond or contract manufacturers.

     Research and development expenses increased to $5.5 million for the three months ended June 30, 1997 from $3.3 million in the comparable period of 1996, due to a substantial increase in the level and scope of research and development activities. Research and development expenses include expenses both for development of products to be marketed by the Company and development under sponsored research and development agreements, and consist primarily of salaries and benefits for scientific, development and regulatory personnel, intellectual property costs, license fees, contract research, supplies and materials, depreciation and rental of lab equipment and facility costs.

     Selling and marketing expenses increased to $2.0 million for the three months ended June 30, 1997 from $442,000 in 1996 and consist primarily of salaries and benefits for sales and marketing personnel, commissions, market research, product promotion, consulting fees, and trade show costs. The Company added senior sales management and 22 field sales persons late in the first quarter of 1997 to support planned product introductions, and their costs were not fully reflected until the second quarter. The Company expects that these costs will continue to increase through 1997 as the Company continues to launch and market new products and incurs commission expense on increasing product sales.

     General and administrative expenses increased to $2.7 million for the three months ended June 30, 1997 from $805,000 for the comparable period in 1996 as a result of significant growth in the Company's accounting and finance, human resources, legal, administrative, information systems, business development and facilities operations.

     Amortization of intangible assets increased to $447,000 for the three months ended June 30, 1997, compared to $297,000 for the second quarter of 1996 as a result of the Bloxham acquisition in February 1997. Net intangible assets at June 30, 1997 totaled $3.8 million as a result of the acquisitions of Diamond ($2.4 million) and the Bioproducts Business ($0.3 million) in 1996, and Bloxham ($1.1 million) in 1997.

     In connection with the grant of certain stock options in the three months ended June 30, 1997, the Company recorded deferred compensation in its stockholders' equity accounts of $242,000, representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of such options at the date of grant, which amount is amortized ratably over the vesting period of the options. The Company's options generally vest over a four year period. The amortization of deferred compensation resulted in a non-cash charge to operations in the three months ended June 30, 1997 of $18,000. In connection with options granted through June 30, 1997, the Company will incur a non-cash charge to operations of approximately $140,000 per quarter through the second quarter of 2001 for amortization of deferred compensation.

     Second quarter 1997 expenses include one-time charges of $2.5 million resulting from Heska's purchase of Astarix in May 1997 and $750,000 for the termination of a supply agreement for allergy immunotherapy products which Heska will now obtain from its recently acquired subsidiary, Center Laboratories Incorporated.

     Interest income decreased to $152,000 for the three months ended June 30, 1997 compared to $438,000 for the three months ended June 30, 1996 due to reduced cash balances as the Company used the sale of marketable securities to finance business operations. Interest expense increased to $193,000 for the three months ended June 30, 1997 compared to $102,000 for the comparable period in 1996 due to increases in debt financing for laboratory and manufacturing equipment acquired during 1996 and the first half of 1997.

     The Company reported a net loss of $12.7 million for the three months ended June 30, 1997 as compared to a net loss of $3.2 million for the three months ended June 30, 1996. The Company expects to incur additional operating losses for the next several years.

Six Months Ended June 30, 1997 and 1996

     Total revenues for the six months ended June 30, 1997 increased to $7.2 million from $2.9 million in the first half of 1996. Product and service revenues were $6.6 million for the six months ended June 30, 1997 as compared to $1.8 million for the corresponding period in 1996. Revenues from one customer comprised 38% of total revenues for the six months ended June 30, 1997 and are expected to continue to represent a majority of revenues for the 1997 fiscal year, as they did for the 1996 fiscal year. This customer purchases under the terms of a take-or-pay contract which expires in June 1999.

     Revenues from sponsored research and development decreased to $637,000 for the six months ended June 30, 1997 from $1.1 million in the six months ended June 30, 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled approximately $5.0 million in the six months ended June 30, 1997. The gross margin for the six months ended June 30, 1997 increased to $1.6 million from $400,000 for the comparable period in 1996. The Company expects that its gross margins will improve as sales volumes increase and manufacturing capacity is more fully utilized. Future Heska products will be manufactured by Diamond or contract manufacturers.

     Research and development expenses increased to $10.0 million in the six months ended June 30, 1997, from $5.9 million for the corresponding period in 1996. The increase in 1997 is due primarily to substantial increases in the level and scope of research and development activities for products to be marketed by the Company and increases in intellectual property costs.

     Selling and marketing expenses totaled $3.6 million for the six months ended June 30, 1997, up from $442,000 in the first half of 1996. The increase in 1997 reflects the Company's establishment of a sales and marketing organization to support Heska's launch and sale of products in early 1997.

     General and administrative expenses increased to $5.1 million in the six months ended June 30, 1997 from $1.2 million in 1996. The increase in 1997 resulted from the significant growth of accounting and finance, human resources, legal, administrative, information systems, business development and facilities operations to support the Company's increased business and financing activities.

     Amortization of intangible assets increased to $1.1 million for the six months ended June 30, 1997 from $297,000 for the six months ended June 30, 1996, as a result of the acquisitions of Diamond and the Bioproducts Business in 1996 and Bloxham in 1997.

     In connection with the grant of certain stock options in the six months ended June 30, 1997, the Company recorded deferred compensation in its stockholders' equity accounts of $1.8 million, representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of such options at the date of grant. The amortization of deferred compensation resulted in a non-cash charge to operations in the six months ended June 30, 1997 of $244,000.

     Interest income decreased to $448,000 for the six months ended June 30, 1997 from $509,000 in the first half of 1996 as a result of reduced cash available for investment as the proceeds of equity investments in 1996 were used to finance business operations. Interest expense increased to $363,000 in the six months ended June 30, 1997 from $118,000 in the comparable period for 1996 due to the assumption of debt in connection with the Diamond acquisition in April 1996 and an increase in debt financing for laboratory and manufacturing equipment.

     The Company reported a net loss in the six months ended June 30, 1997 of $20.8 million as compared to a net loss of $6.0 million for the first half of 1996. The increase in losses between the periods reflects the increases in research and development, selling and marketing activities, and general and administrative expenses as the Company built a management and systems infrastructure to support growing business operations in 1997 and beyond. Expenses in the first half of 1997 also include one-time charges of $ 2.5 million resulting from Heska's purchase of Astarix and $750,000 for the termination of a supply agreement for allergy immunotherapy products which Heska will now obtain from its recently acquired subsidiary, Center Laboratories Incorporated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and from revenues from sponsored research and development. As of June 30, 1997, the Company had received aggregate proceeds of $55.8 million from equity transactions, including $36.0 million received in April 1996 in connection with an equity investment by Novartis and $10.0 million received in 1995 from equity investments by Volendam Investeringen N.V. The Company has also received funds totaling $11.4 million through June 30, 1997 under collaborative agreements, of which $10.9 million has been recognized as revenue from sponsored research and development.

     In addition, the Company has received proceeds from equipment financing totaling $5.7 million through June 30, 1997 and assumed $4.3 million in short and long-term debt in connection with the 1996 acquisition of Diamond. Capital lease obligations and term debt owed by the Company totaled $8.3 million as of June 30, 1997, with installments payable through 2001. Expenditures for property and equipment totaled $3.7 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively, and are expected to be approximately $2.8 million for the remainder of 1997. The Company anticipates that it will continue to use capital equipment lease and debt facilities to fund equipment acquisitions and, if possible, leasehold improvements. The Company expects to finance accounts receivable and inventory at Diamond through an asset based borrowing facility, although no agreement has been entered into. The Company will also seek similar borrowing facilities to finance Heska's accounts receivable and inventory if acceptable terms can be negotiated.

     Net cash used for operating activities was $16.2 million and $5.3 million for the six months ended June 30, 1997 and 1996, respectively. Cash was used for operations primarily to fund research and development activities along with the establishment of sales and marketing operations and administrative infrastructure.

     The Company currently expects to spend approximately $1.5 million per year for the next several years to improve Diamond's facility, a portion of which may be funded through debt financing. These improvements include remodeling and relocation of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. In addition, Diamond is negotiating to provide manufacturing services to new customers that would require the construction of specialized facilities and the purchase of specialized equipment. Diamond will, to the extent possible, ask such customers to bear or share these costs. Additionally, the Company may utilize cash generated from operating activities to meet certain of Diamond's capital requirements.

     The Company has financed its acquisition activities primarily through the issuance of Preferred Stock and in connection therewith issued Preferred Stock valued at $7.1 million in April 1996 to acquire Diamond, $648,000 in February 1997 to acquire Bloxham, and $588,000 in May 1997 to acquire Astarix. In addition, the Company issued Common Stock valued at $1.9 million as part of the Astarix acquisition. Cash used for acquisition activities, including funds deposited in a restricted cash account, totaled $502,000 for the six months ended June 30, 1997 relating to Bloxham, and $500,000 in the six months ended June 30, 1996 relating to the Bioproducts Business.

     The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, funding its sales and marketing activities and for capital expenditures relating to the expansion and development of the Company's manufacturing operations. At June 30, 1997, the Company's principal source of liquidity was $5.6 million in cash, cash equivalents and short-term investments. Pro forma, including net proceeds from the IPO, at June 30, 1997, the Company's principal source of liquidity would have been $49.5 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and the timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, the procurement and enforcement of patents important to the Company's business and the results of product trials and competition.

     The Company believes that its available cash and cash from operations, together with the net proceeds from the IPO, will be sufficient to satisfy its funding requirements for current operations, including the recent acquisition of Center, for the next twelve months, assuming no significant uses of cash in acquisition activities. Thereafter if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and to expand its sales and marketing force. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1996, the Company had a net operating loss ("NOL") carryforward of approximately $26.9 million and approximately $731,000 of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2010. The Company's acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOLs incurred prior to the merger that it may utilize to offset future taxable income. This limitation will total approximately $4.3 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable.

FACTORS THAT MAY AFFECT RESULTS

     This report includes certain forward looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated from such forward-looking statements. Factors that could cause such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Form S-1 as filed with the Securities and Exchange Commission. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Form S-1, which are incorporated by reference.

Dependence on Development and Introduction of New Products

     Most of the Company's products are still under development and there can be no assurance such products will be successfully developed or commercialized on a timely basis, or at all. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to complete development of and successfully introduce its new products. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing these new products, that regulatory clearance or approval of any new products will be granted by the United States Department of Agriculture ("USDA"), the United States Food and Drug Administration ("FDA"), the Environmental Protection Agency ("EPA") or foreign regulatory authorities on a timely basis, or at all, or that the new products will be successfully commercialized. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other products. Further, to a certain extent, the Company is dependent on collaborative partners to successfully and timely perform research and development activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could affect sales of the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products.

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At June 30, 1997, the Company's accumulated deficit was $51.0 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals on a contract basis for major companies in the animal health industry. Revenues from one Diamond customer comprised approximately 64% of total revenues in 1996 and 38% for the first half of 1997 under the terms of a take-or-pay contract which expires in June 1999. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

     There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of current or new products, regulatory delays, product recalls, competition and pricing pressures from competitive products, manufacturing delays, shipment problems, product seasonality, and changes in the mix of products sold. Because the Company is continuing to increase its operating expenses for personnel and new product development and marketing, the Company's operating results will be adversely affected if its sales do not correspondingly increase or if its product development efforts are unsuccessful or subject to delays.

Limited Sales and Marketing Experience; Dependence on Others

     In 1996 Heska began to build a sales force and commenced initial sales of its products. To be successful, Heska will have to develop and train its direct sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of its products. The Company is currently marketing its products to veterinarians through a direct sales force and certain third parties. There can be no assurance that the Company will be able to successfully establish and maintain marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company.

     In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis AG ("Novartis"), Bayer AG ("Bayer") and Eisai Co., Ltd. ("Eisai"). Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under

Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its recombinant feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its marketing partners contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. There can be no assurance that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products.

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merck & Co., Inc., Novartis, Pfizer Inc. and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Additionally, the market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Uncertainty of Patent and Proprietary Technology Protection; License of Technology of Third Parties

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology and either to operate without infringing the proprietary rights of others or to obtain rights to such technology. Heska has United States and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents or that, if issued, any such patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce any patents issued to the Company or its collaborative partners, to protect trade secrets or know-how owned by the Company or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

     The Company licenses technology from a number of third parties. The majority of such license agreements impose due diligence or milestone obligations and in some cases impose minimum royalty or sales obligations upon the Company in order for the Company to maintain its rights thereunder. The Company believes it is in compliance with the terms of each of these agreements.

     The Company's products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in its industry, from time to time the Company and its collaborators have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. It is the Company's policy when it receives such notices to conduct investigations of the claims asserted. With respect to notices the Company has received to date, the Company believes, after due investigation, that it has meritorious defenses to the infringement claims asserted. Any legal action against the Company or its collaborators may require the Company or its collaborators to obtain a license in order to market or manufacture affected products or services. However, there can be no assurance that the Company or its collaborators will be able to obtain licenses for technology patented by others on commercially reasonable terms, that they will be able to develop alternative approaches if unable to obtain licenses, or that the current and future licenses will be adequate for the operation of their businesses. The failure to obtain necessary licenses or to identify and implement alternative approaches could prevent the Company and its collaborators from commercializing certain of their products under development and could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, that the Company can meaningfully protect its rights to its trade secrets, or that the Company will be capable of protecting its rights to its trade secrets.

Limited Manufacturing Experience and Capacity; Reliance on Contract
Manufacturers

     To be successful, the Company must manufacture, or contract for the manufacture of, its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to provide for manufacturing of biological products, the Company acquired Diamond in April 1996 and certain assets of Center in July 1997. Significant work will be required for the scaling up of each potential product prior to commercialization, and there can be no assurance that such work can be completed successfully or on a timely basis.

     In addition to Diamond and Center, the Company intends to rely on contract manufacturers for certain of its products. The Company currently has a supply agreement with Atrix Laboratories ("Atrix") for its canine periodontal disease therapeutic and a supply agreement with Quidel Corporation ("Quidel") for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. These agreements all require the manufacturing partner to supply the Company's requirements, within certain parameters. Certain of these partners do not have substantial manufacturing experience on a commercial scale. There can be no assurance that these partners will be able to manufacture products to regulatory standards, the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business would be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

Government Regulation; No Assurance of Obtaining Regulatory Approvals

     The development, manufacture and marketing of most of the Company's products are subject to regulation by various governmental authorities, consisting principally of the USDA and the FDA in the United States and various regulatory agencies outside the United States. Delays in obtaining, or failure to obtain any necessary regulatory approvals would have a material adverse effect on the Company's future product sales and operations. Any acquisitions of new products and technologies may subject the Company to additional government regulation.

     The Company's manufacturing facilities and those of any contract manufacturers the Company may use are subject to the requirements of and subject to periodic regulatory inspections by the FDA, USDA and other federal, state and foreign regulatory agencies. There can be no assurance that the Company or its contractors will satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

Future Capital Requirements; Uncertainty of Additional Funding

     While the Company believes that its available cash, together with the proceeds of its initial public offering, will be sufficient to satisfy its funding needs for current operations, including the recent acquisition of

Center, for the next twelve months, assuming no significant uses of cash in acquisition activities, the Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for the next several years. Thus, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and to expand its sales and marketing force. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, procurement, enforcement and defense of patents important to the Company's business, results of product trials and competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The Company is highly dependent on the efforts of its senior management and scientific team, including its Chief Executive Officer and Chief Scientific Officer. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, financial condition or results of operations.

Potential Difficulties in Management of Growth; Identification and Integration of Acquisitions

     The Company anticipates additional growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to manage its expansion, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     In 1996, Heska consummated the acquisitions of Diamond and the canine allergy business of Bioproducts DVM, Inc. The Company's recent acquisitions include: the February 1997 purchase of Bloxham Laboratories Limited, a veterinary diagnostic laboratory in the United Kingdom; the May 1997 purchase of Astarix Institute, Inc., a development stage company which has discovered certain compounds and associated technologies that have the potential for treating allergic diseases in both humans and animals; and the July 1997 purchase of the allergy immunotherapy products business of Center Laboratories, Incorporated, an FDA and USDA licensed manufacturer of allergy immunotherapy products. Moreover, the Company anticipates using a portion of the proceeds from the IPO to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

Potential Product Liability; Limited Insurance Coverage

     The testing, manufacturing and marketing of the Company's current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition or results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage or which results in significant adverse publicity against the Company, such claim could have a material adverse effect on the Company's business, financial condition or results of operations.

Risk of Liability from Release of Hazardous Materials

     The Company's products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages or fines that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations as the Company expands its manufacturing capacity.

Broad Discretion to Allocate Initial Public Offering Proceeds

     The Company anticipates that the proceeds of its initial public offering will be used to fund research and development efforts, to fund sales and marketing capabilities, to expand and develop manufacturing operations and capabilities, to fund acquisitions of businesses, technologies or products and to finance working capital and general corporate requirements. The amounts expended for each such purpose and the timing of such expenditures may vary depending upon numerous factors. The Company will have broad discretion in determining the amount and timing of expenditures and in allocating the proceeds of its IPO. Such discretion will be particularly broad with respect to that portion of the proceeds available for use for working capital and general corporate purposes.

Pending Governmental Proceeding

     The Company has been notified that the staff of the United States Federal Trade Commission ("FTC") is conducting an investigation of Novartis, a principal stockholder of Heska, with respect to Novartis' relationship with Heska. The Company and Novartis have responded to the FTC requests for information with respect to competition for feline heartworm prevention products and canine and feline flea control products. The Company believes that the FTC staff is investigating Novartis' actions in acquiring an equity interest in Heska and representation on its board of directors and certain rights to market Heska products to determine whether these actions violate federal antitrust laws. At this time it is not known whether the investigation will result in the initiation of formal proceedings before the FTC, or if such proceedings are initiated, what relief will be sought or obtained. Such relief may include limitation of Novartis' voting rights with respect to its Heska stock, limitation of Novartis' representation on the Company's board of directors, an orderly divestiture of Novartis' equity investment in Heska or reformation of Novartis' collaborative agreements with the Company. There can be no assurance that if the FTC were to initiate a proceeding and be successful, that such relief would not have a material adverse effect on the Company's business, operating results and financial condition.

Possible Volatility of Stock Price

     The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly-held biotechnology companies have in the past been, and can in the future be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory policies, economic and other external factors, as well as quarterly fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) A Consent of Stockholders was solicited on April 18, 1997. A Consent of Stockholders was solicited on June 2, 1997.

      b)   Not applicable.

      c) The matters for which consents were solicited and the results with respect to those matters were as follows:

     APRIL 18, 1997 CONSENT

     COMMON STOCK VOTING AS A SEPARATE CLASS                 FOR     AGAINST  ABSTAIN
                                                          ---------  -------  -------
     (1) Approval of Reincorporation of the
         Company from California to Delaware                659,508     0     464,167

     (2) Approval for the Company to enter
         into Indemnity Agreements with its
         Directors and certain of its Officers              659,508     0     464,167

     PREFERRED STOCK VOTING TOGETHER AS A SEPARATE CLASS

     (1) Approval of Reincorporation of the
         Company from California to Delaware              9,914,476     0     599,523

     (2) Approval for the Company to enter
         into Indemnity Agreements with its
         Directors and certain of its Officers            9,914,476     0     599,523

     JUNE 2, 1997 CONSENT

     COMMON STOCK AND PREFERRED STOCK VOTING
     TOGETHER AS A SINGLE CLASS                              FOR     AGAINST  ABSTAIN
                                                          ---------  -------  -------
     (1) To provide for the classification
         of the Board of Directors into three
         classes with staggered terms of office           10,587,738    0     1,718,252

     (2) To provide that special meetings of
         the stockholders may only be called
         by the Chairman, the Chief Executive
         Officer or the President of the Company
         or by a resolution duly adopted by the
         affirmative vote of a majority of the
         directors                                        10,587,738    0     1,718,252

     (3) To require approval of two thirds of the
         total number of authorized directors or
         stockholders holding two thirds of the
         voting power of the Company to amend or
         repeal the Bylaws                                10,587,738    0     1,718,252
     (4) To adopt the 1997 Employee Stock
         Purchase Plan                                    10,587,738    0     1,718,252

       d)  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits


           Exhibit 27 Financial Data Schedule


      (b)  Reports on Form 8-K

           None

                               HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HESKA CORPORATION


Date: August 14, 1997                   By: /s/ William G. Skolout
                                           ---------------------------------
                                           WILLIAM G. SKOLOUT
                                           Chief Financial Officer
                                           (on behalf of the Registrant and
                                           as the Registrant's Principal
                                           Financial and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
