Form 10-Q
period 1997-09-30
HESKA CORP
filed 1997-11-14
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1997

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

                                [ X ] Yes [ ] No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 10, 1997 was 18,815,246


================================================================================

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS



                                                                                                                  PAGE
                                                                                                                  ----
                          PART I. FINANCIAL INFORMATION
    Item 1.     Financial Statements:
                Condensed Consolidated Balance Sheets as of September 30, 1997 and
                December 31, 1996 ......................................................................           1
                Condensed Consolidated Statements of Operations for the three months and nine months
                ended September 30, 1997 and 1996 ......................................................           2
                Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1997 and 1996 ............................................................           3
                Notes to Condensed Consolidated Financial Statements ...................................           4

    Item 2      Management's Discussion and Analysis of Financial Condition and Results of
                Operations .............................................................................           8

                           PART II OTHER INFORMATION

    Item 1      Legal Proceedings ......................................................................    Not Applicable

    Item 2      Changes in Securities and Use of Proceeds ..............................................          21

    Item 3      Defaults upon Senior Securities ........................................................   Not Applicable

    Item 4      Submission of Matters to a Vote of Security Holders ....................................   Not Applicable

    Item 5      Other Information ......................................................................   Not Applicable

    Item 6      Exhibits and Reports on Form 8-K .......................................................          21

   Exhibit Index .......................................................................................          22

   Signatures ..........................................................................................          23


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HESKA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

                                     ASSETS

                                                                                   September 30,     December 31,
                                                                                       1997              1996
                                                                                   -------------     ------------
                                                                                    (unaudited)
Current assets:
    Cash and cash equivalents                                                         $  21,862        $   6,609
    Marketable securities                                                                18,021           17,091
    Accounts receivable, net                                                              2,038              749
    Inventories, net                                                                      8,459            4,430
    Other current assets                                                                    414              334
                                                                                      ---------        ---------
        Total current assets                                                             50,794           29,213

Property and equipment, net                                                              15,322            8,209
Intangible assets, net                                                                    5,205            3,480
Restricted marketable securities and other assets                                         1,252            1,267
                                                                                      ---------        ---------
Total assets                                                                          $  72,573        $  42,169
                                                                                      =========        =========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $   4,989        $   1,634
    Accrued liabilities                                                                   1,861              940
    Deferred revenue                                                                      1,534            1,413
    Current portion of capital lease obligations                                            575              464
    Current portion of long-term debt                                                     2,098              807
                                                                                      ---------        ---------
        Total current liabilities                                                        11,057            5,258

Capital lease obligations, less current portion                                           1,772            1,459
Long-term debt, less current portion                                                      8,257            2,942
Accrued pension liability                                                                   142              127
                                                                                      ---------        ---------
        Total liabilities                                                                21,228            9,786
                                                                                      ---------        ---------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value, 25,000,000 shares authorized;
      none and 10,459,999 shares issued and outstanding, with an aggregate liquidation preference of none and
      $62,588, respectively                                                                --             62,588
    Common stock, $.001 par value, 40,000,000 shares authorized;
      18,781,071 and 1,021,645 shares issued and outstanding, respectively                   19                1
    Additional paid-in capital                                                          112,727            1,067
    Deferred compensation                                                                (1,854)            (879)
    Cumulative translation adjustment                                                        (3)            --
    Stock subscription receivable from officers                                            (156)            (118)
    Accumulated deficit                                                                 (59,388)         (30,276)
                                                                                      ---------        ---------
        Total stockholders' equity                                                       51,345           32,383
                                                                                      ---------        ---------
Total liabilities and stockholders' equity                                            $  72,573        $  42,169
                                                                                      =========        =========


           See accompanying notes to consolidated financial statements

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                      1997          1996                 1997          1996
                                                    --------      --------             --------      --------
Revenues:
        Products and services, net                  $  4,578      $  2,772             $ 11,137      $  4,591
        Research and development                         396           184                1,033         1,246
                                                    --------      --------             --------      --------
                                                       4,974         2,956               12,170         5,837

Costs and operating expenses:
        Cost of sales                                  3,342         2,022                8,304         3,445
        Research and development                       4,662         3,359               14,675         9,259
        Selling and marketing                          2,217           821                5,789         1,263
        General and administrative                     2,763         1,893                7,962         3,073
        Amortization of intangible
          assets and deferred compensation               614           403                1,694           700
        Purchased research and development              --            --                  2,399          --
        Other (contract termination fee)                --            --                    750          --
                                                    --------      --------             --------      --------
                                                      13,598         8,498               41,573        17,740
                                                    --------      --------             --------      --------
Loss from operations                                  (8,624)       (5,542)             (29,403)      (11,903)

Other income (expense):
        Interest income                                  621           470                1,069           979
        Interest expense                                (338)          (71)                (701)         (189)
        Other, net                                       (12)          (41)                 (77)          (42)
                                                    --------      --------             --------      --------

Net loss                                            $ (8,353)     $ (5,184)            $(29,112)     $(11,155)
                                                    ========      ========             ========      ========

Pro forma net loss per share                        $  (0.47)                          $  (1.93)
                                                    ========                           ========

Shares used to compute pro forma net loss
  per share                                           17,807                             15,097
                                                    ========                           ========














          See accompanying notes to consolidated financial statements

                                HESKA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                  1997            1996
                                                                                --------        --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net cash used in operating activities                                    $(23,320)       $ (8,903)
                                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired                                 (2,088)           (478)
 Cash deposited in escrow account related to Bloxham acquisition                    (241)           --
 Purchase of marketable securities                                               (18,635)        (32,462)
 Proceeds from sale of marketable securities                                      18,227           6,000
 Purchases of property and equipment                                              (5,726)         (3,396)
                                                                                --------        --------
       Net cash used in investing activities                                      (8,463)        (30,336)
                                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                           44,047              13
 Proceeds from borrowings                                                          4,574           1,066
 Repayments of debt and capital lease obligations                                 (1,579)         (1,071)
 Proceeds from issuance of preferred stock                                          --            36,000
                                                                                --------        --------
       Net cash provided by financing activities                                  47,042          36,008
                                                                                --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (6)           --
                                                                                --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  15,253          (3,231)
CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                    6,609           6,827
                                                                                --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 21,862        $  3,596
                                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                          $    649        $    180

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets through the issuance of debt                          --               207
Issuance of preferred stock and options to purchase common stock
 in exchange for the common stock of Diamond, net of cash received                  --             7,058
Reduction in future payments on debt to customer in exchange for the
 granting of certain rights                                                         --             1,250
Purchase of assets under direct capital lease financing                              281            --
Issuance of preferred stock in exchange for the capital stock of Bloxham,
 net of cash received                                                                648            --
Issuance of common and preferred stock in exchange for the capital stock
 of Astarix, net of cash received                                                  2,399            --
Purchase of the assets of Center through the issuance of debt                      3,036            --
Issuance of common stock in exchange for the capital stock of CMG                    538            --


     See accompanying notes to condensed consolidated financial statements.

                                HESKA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)



1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Heska Corporation (the "Company") discovers, develops, manufactures and markets companion animal health products and services. The Company also manufactures and sells animal health products and services and human immunotherapy and diagnostic services in various locations in the United States, Canada, Europe and Japan through Diamond Animal Health, Inc. ("Diamond"), Bloxham Laboratories Limited ("Bloxham"), Center Laboratories, Inc. ("Center") and CMG Centre Medical des Grands' Places SA ("CMG"), its wholly-owned subsidiaries. In May 1997, the Company reincorporated in Delaware.

         The Company continues to incur substantial operating losses due principally to its research and development and sales and marketing activities. Cumulative operating losses from inception of the Company in 1988 through September 30, 1997 and December 31, 1996 have totaled $59,388,000 and $30,276,000, respectively.

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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheets as of September 30, 1997, the statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2.   UNAUDITED PRO FORMA NET LOSS PER SHARE

         Due to the automatic conversion of all shares of convertible preferred stock into common stock following the closing of the Company's initial public offering (the "IPO"), historical net loss per common share is not considered meaningful as it would differ materially from the pro forma net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

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

Inventories, net of provisions, consist of the following (in thousands):



                                 September 30    December 31,
                                     1997            1996
                                 ------------    ------------
          Raw materials ........  $  1,209        $    885
          Work in process ......     4,667           3,103
          Finished goods .......     2,583             442
                                  --------        --------
                                  $  8,459        $  4,430
                                  ========        ========



4.   BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of these acquisitions are included in the Company's consolidated results of operations from the date of the acquisition.

         Acquisition of Center Laboratories' Allergy Business ("Center") - In July 1997 the Company purchased the allergy immunotherapy products business of Center Laboratories, an FDA and USDA licensed manufacturer of allergy immunotherapy products, including allergenic extracts, located in Port Washington, NY. Center was purchased from EM Industries, Incorporated, a subsidiary of Merck KGaA of Darmstadt, Germany, in a transaction valued at approximately $3.4 million, the appraised fair market value of certain of the tangible assets used in the business. EM Industries financed approximately $3.0 million of the purchase price pursuant to a note payable over three years. In connection with this acquisition, the Company recorded an intangible asset in the amount of $173,000, primarily related to the rights of Center to sell certain finished goods inventories of EM Industries which were consigned to Center at the date of acquisition.

         Acquisition of CMG Centre Medical des Grands' Places SA ("CMG") - In September 1997 the Company acquired all of the outstanding shares of capital stock of CMG Centre Medical des Grands' Places SA, a corporation organized under the laws of Switzerland which manufactures and markets allergy diagnostic products for use in veterinary and human medicine primarily in Europe and Japan, in a transaction valued at approximately $2.4 million. The Company issued an aggregate of 59,905 shares of its Common Stock to two shareholders of CMG in satisfaction of approximately $538,000 of the acquisition price, paid cash of approximately $1.6 million and assumed liabilities of approximately $241,000 in connection with the acquisition. The purchase agreement includes provisions whereby the Company shall adjust the purchase price by making additional payments to the former shareholders of CMG in the event that gross revenues from CMG's diagnostic products exceed specified levels, limited to a total adjustment of the purchase price of 2,000,000 Swiss Francs. In allocating the total purchase price of the acquisition, the Company recorded an intangible asset in the amount of $1,701,000, primarily related to customer lists and the established presence of CMG in the European and Japanese markets for the Company's diagnostic products and services.

5.   INITIAL PUBLIC OFFERING

         In July 1997 the Company completed its IPO of 5,637,850 shares of common stock (including an underwriters' over-allotment option exercised for 637,850 shares) at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Upon closing of the IPO all of the outstanding shares of Series A, B, C, D, E and F Preferred Stock were automatically converted into 11,289,388 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the word "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements of Heska or its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Heska's ability to achieve these results is dependent on many factors, including among others, the following: timely development, introduction and acceptance of new products, delays in integration of acquired businesses, failure to receive or delays in regulatory approvals; lack of enforceability of, or infringement upon, patents and proprietary rights; quality of management; the impact of competition; changes in business strategy or development plans; inability to manufacture products at currently projected costs or in sufficient quantities to meet demand and the other risks detailed below under "Factors that May Affect Results" and throughout the Company's filings with the Securities and Exchange Commission. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

         Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred net losses since inception. As of September 30, 1997, the Company's accumulated deficit was $59.4 million.

         During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this through the acquisitions of Diamond Animal Health, Inc. ("Diamond"), a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, and the canine allergy business of Bioproducts DVM, Inc. (the "Bioproducts Business"), hiring key employees and support staff, establishing marketing and sales operations to support the Bioproducts Business and other Heska products introduced in 1996, and the design and implementation of more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company launched additional products and expanded in the United States through the acquisition of Center Laboratories ("Center"), an FDA and USDA licensed manufacturer of allergy immunotherapy products, including allergenic extracts, located in Port Washington, NY, and internationally through the acquisitions of Bloxham Laboratories Limited ("Bloxham"), a veterinary diagnostic laboratory in Teignmouth, England and CMG Centre Medical des Grands' Places SA ("CMG") in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine primarily in Europe and Japan. Each of the acquisitions of Diamond, the Bioproducts Business, Bloxham, Center and CMG was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In May 1997, the Company acquired Astarix Institute, Inc. ("Astarix"), a privately held development stage company specializing in allergy research. The entire purchase price of Astarix was allocated to unfinished research and development projects, and the costs expensed as of the acquisition date, as development of these projects had not yet reached technological feasibility. In July 1997 the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

         The Company anticipates that it will continue to incur additional operating losses for the next several years as it introduces new products, continues its research and development activities for products under development and acquires new businesses. There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

         Total revenues, which includes product and service revenues and research and development revenues, increased to $5.0 million for the quarter ended September 30, 1997 compared to $3.0 million for the third quarter of 1996. Product and service revenues were $4.6 million for the three months ended September 30, 1997 as compared to $2.8 million for the corresponding period in 1996. Revenues from one customer comprised 23% of total revenues for the three months ended September 30, 1997. This customer purchases animal health products from Diamond under the terms of a take-or-pay contract which expires in June 1999.

         Revenues from sponsored research and development increased to $396,000 in the three months ended September 30, 1997 from $184,000 in the corresponding period in 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold was $3.3 million for the three months ended September 30, 1997 as compared to $2.0 million for the comparable period in 1996. The Company expects that its gross margins will improve as sales volumes increase and manufacturing capacity is more fully utilized. Future Heska products are expected to be manufactured by Diamond, Center or contract manufacturers.

         Research and development expenses increased to $4.7 million for the three months ended September 30, 1997 from $3.4 million in the comparable period of 1996, due to a substantial increase in the level and scope of research and development activities. Research and development expenses include expenses both for development of products to be marketed by the Company and development under sponsored research and development agreements, and consist primarily of salaries and benefits for research, development and regulatory personnel, intellectual property costs, license fees, contract research, supplies and materials, depreciation and rental of lab equipment and facility costs. The Company expects research and development expenses to increase slightly over the next few quarters.

         Selling and marketing expenses increased to $2.2 million for the three months ended September 30, 1997 from $821,000 in the comparable period of 1996 and consist primarily of salaries and benefits for sales and marketing personnel, commissions, market research, product promotion, consulting fees and trade show costs. The Company added senior sales management and 22 field sales persons late in the first quarter of 1997 to support planned product introductions. The Company expects that these costs will continue to increase as the

Company continues to launch and market new products and incurs commission expense on increasing product sales.

         General and administrative expenses increased to $2.8 million for the three months ended September 30, 1997 from $1.9 million for the comparable period in 1996 as a result of significant growth in the Company's accounting and finance, human resources, legal, administrative, information systems, business development and facilities operations.

         Amortization of intangible assets increased to $474,000 for the three months ended September 30, 1997, compared to $403,000 for the third quarter of 1996 as a result of the acquisitions of Bloxham, Center and CMG. Net intangible assets at September 30, 1997 totaled $5.2 million as a result of the acquisitions of Diamond ($2.1 million) and the Bioproducts Business ($.2 million) in 1996, and Bloxham ($1.1 million), Center ($.1) and CMG ($1.7) in 1997.

         Amortization of deferred compensation resulted in a non-cash charge to operations in the three months ended September 30, 1997 of $140,000. In connection with options granted through September 30, 1997, the Company will incur a non-cash charge to operations of approximately $140,000 per quarter through the second quarter of 2001 for amortization of deferred compensation.

         Interest income increased to $621,000 for the three months ended September 30, 1997 compared to $470,000 for the three months ended September 30, 1996 due to increased cash balances resulting from the proceeds from Company's initial public offering. Interest expense increased to $338,000 for the three months ended September 30, 1997 compared to $71,000 for the comparable period in 1996 due to increases in debt financing for laboratory and manufacturing equipment acquired during 1996 and the first nine months of 1997.

         The Company reported a net loss of $8.4 million for the three months ended September 30, 1997 as compared to a net loss of $5.2 million for the three months ended September 30, 1996. The Company expects to incur additional operating losses for the next several years.

Nine months ended September 30, 1997 and 1996

         Total revenues for the nine months ended September 30, 1997 increased to $12.2 million from $5.8 million in the first nine months of 1996. Product and service revenues were $11.1 million for the nine months ended September 30, 1997 as compared to $4.6 million for the corresponding period in 1996. Revenues from one customer comprised 34% of total revenues for the nine months ended September 30, 1997. This customer purchases animal health products from Diamond under the terms of a take-or-pay contract which expires in June 1999.

         Revenues from sponsored research and development decreased to $1.0 million for the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled approximately $8.3 million in the nine months ended September 30, 1997. The gross margin for the nine months ended September 30, 1997 increased to $2.8 million from $1.1 million for the comparable period in 1996. The Company expects that its gross margins will improve as sales volumes increase and manufacturing capacity is more fully utilized. Future Heska products are expected to be manufactured by Diamond, Center or contract manufacturers.

         Research and development expenses increased to $14.7 million in the nine months ended September 30, 1997, from $9.3 million for the corresponding period in 1996. The increase in 1997 is due primarily to substantial increases in the level and scope of research and development activities for products to be marketed by the Company and increases in intellectual property costs.

         Selling and marketing expenses totaled $5.8 million for the nine months ended September 30, 1997, as compared to $1.3 million in the comparable period of 1996. The increase in 1997 reflects the Company's establishment of a sales and marketing organization to support Heska's launch and sale of products in early 1997.

         General and administrative expenses increased to $8.0 million in the nine months ended September 30, 1997 from $3.1 million in 1996. The increase in 1997 resulted from the significant growth of accounting and finance, human resources, legal, administrative, information systems, business development and facilities operations to support the Company's increased business and financing activities.

         Amortization of intangible assets increased to $1.3 million for the nine months ended September 30, 1997 from $700,000 for the nine months ended September 30, 1996, as a result of the acquisitions of Diamond and the Bioproducts Business in 1996 and Bloxham, Center and CMG in 1997.

         In connection with the grant of certain stock options in the nine months ended September 30, 1997, the Company recorded deferred compensation in its stockholders' equity accounts of $1.8 million, representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of such options at the date of grant. The amortization of deferred compensation resulted in a non-cash charge to operations in the nine months ended September 30, 1997 of $384,000.

         Interest income increased to $1.1 million for the nine months ended September 30, 1997 from $1.0 million in 1996 due to increased cash balances available for investment resulting from the proceeds from Company's IPO. Interest expense increased to $701,000 in the nine months ended September 30, 1997 from $189,000 in the comparable period for 1996 due to the assumption of debt in connection with the acquisitions of Diamond in April 1996 and Center in July 1997, and an increase in debt financing for laboratory and manufacturing equipment.

         The Company reported a net loss in the nine months ended September 30, 1997 of $29.1 million as compared to a net loss of $11.2 million for 1996. The increase in losses between the periods reflects the increases in research and development, selling and marketing activities, and general and administrative expenses as the Company built a management and systems infrastructure to support growing business operations in 1997 and beyond. Expenses in the first nine months of 1997 also include one-time charges of $2.4 million resulting from Heska's purchase of Astarix and $750,000 for the termination of a supply agreement for allergy immunotherapy products which Heska will now obtain from its subsidiary, Center.

LIQUIDITY AND CAPITAL RESOURCES

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

         Prior to the IPO, the Company had financed its operations since inception primarily with the net proceeds received from private placements of equity securities and from revenues from sponsored research and development. As of September 30, 1997, the Company had received aggregate proceeds of $55.8 million from equity transactions, including $36.0 million received in April 1996 in connection with an equity investment by Novartis and $10.0 million received in 1995 from equity investments by Volendam Investeringen N.V. The Company has also received funds totaling $11.4 million through September 30, 1997 under collaborative agreements, of which $11.3 million has been recognized as revenue from sponsored research and development.

         In addition, the Company has received proceeds from equipment financing totaling $7.8 million through September 30, 1997. The Company also assumed $4.3 million in short and long-term debt in connection with the acquisition of Diamond and $3.0 million in long-term debt in connection with the acquisition of Center. Capital lease obligations and term debt owed by the Company totaled $12.7 million as of September 30, 1997, with installments payable through 2002. Expenditures for property and equipment totaled $5.7 million and $3.4 million for the nine months ended September 30, 1997 and 1996, respectively, and are expected to be approximately $1.0 million for the remainder of 1997. The Company anticipates that it will continue to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company has secured lines of credit for its subsidiaries totaling approximately $1.6 million. These financing facilities are secured by certain assets of the respective subsidiaries and corporate guarantees by Heska Corporation. The Company expects to seek additional asset based borrowing facilities.

         Net cash used for operating activities was $23.3 million and $8.9 million for the nine months ended September 30, 1997 and 1996, respectively. Cash was used for operations primarily to fund research and development activities along with the expansion of sales and marketing operations and administrative infrastructure.

         The Company currently expects to spend approximately $5.0 million over the next twelve months for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through debt facilities, where possible. In addition, the Company is in discussions to provide manufacturing services to new customers that may require the construction of specialized facilities and the purchase of specialized equipment at Diamond, and the Company would, to the extent possible, ask such customers to bear or share these costs.

         Prior to the IPO, the Company financed its acquisition activities through the issuance of Preferred Stock and in connection therewith issued Preferred Stock valued at $7.1 million in April 1996 to acquire Diamond, $648,000 in February 1997 to acquire Bloxham, and $588,000 in May 1997 to acquire Astarix. In addition, the Company issued Common Stock valued at $1.9 million as part of the Astarix acquisition. Subsequent to the IPO, the Company has financed its acquisition activities through the issuance of common stock, the assumption of debt and the use of cash. Center was acquired in July 1997 with $337,000 in cash and a $3.0 million note payable to the seller, with interest payable quarterly and the principal due in July 2000. CMG was acquired in September 1997 with $1.6 million in cash and the issuance of Common Stock valued at $538,000. Cash used for acquisition activities, net of cash received and including funds deposited in a restricted cash account, totaled $2.3 million for the nine months ended September 30, 1997 relating to Bloxham, Astarix, Center and CMG, and $478,000 in the nine months ended September 30, 1996 relating to the Bioproducts Business and Diamond.

         The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, its sales and marketing activities and capital expenditures relating to developing and expanding the Company's manufacturing operations. At September 30, 1997, the Company's principal source of liquidity was $39.9 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and the timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, the procurement and enforcement of patents important to the Company's business and the results of product trials and competition.

         The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding requirements for current operations for the next nine months, assuming no significant uses of cash in acquisition activities. The Company will need to raise additional capital to continue funding its research and development programs, scaling up manufacturing activities and expanding its sales and marketing force. The Company continues to evaluate its financing alternatives and intends to raise capital to fund future operations as market opportunities arise. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

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

FACTORS THAT MAY AFFECT RESULTS

         This report includes certain forward looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated from such forward-looking statements. Factors that could cause such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Form S-1 as filed with the Securities and Exchange Commission. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Form S-1 and other SEC filings, which are incorporated by reference.

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

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

         Heska has incurred net losses since its inception. At September 30, 1997, the Company's accumulated deficit was $59.4 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals on a contract basis for major companies in the animal health industry. Revenues from one Diamond customer comprised approximately 64% of total revenues in 1996 and 34% for the first nine months of 1997 under the terms of a take-or-pay contract which expires in June 1999. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

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

         In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis AG ("Novartis"), Bayer AG ("Bayer") and Eisai Co., Ltd. ("Eisai"). Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its marketing partners contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. There can be no assurance that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products.

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

         In addition to Diamond and Center, the Company intends to rely on contract manufacturers for certain of its products. The Company currently has a supply agreement with Atrix Laboratories ("Atrix") for its canine periodontal disease therapeutic and a supply agreement with Quidel Corporation ("Quidel") for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. These agreements all require the manufacturing partner to supply the Company's requirements, within certain parameters. Certain of these partners do not have substantial manufacturing experience on a commercial scale. There can be no assurance that these partners will be able to manufacture products to regulatory standards, to the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business would be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

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

Future Capital Requirements; Uncertainty of Additional Funding

         While the Company believes that its available cash, together with the proceeds of its IPO, will be sufficient to satisfy its funding needs for current operations for the next nine months, assuming no significant uses of cash in acquisition activities, the Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for the next several years. Thus, the Company will need to raise additional capital to fund its research and development programs, to scale up manufacturing capabilities and for its sales and marketing activities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, procurement, enforcement and defense of patents important to the Company's business, results of product trials and competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         In 1996, Heska consummated the acquisitions of Diamond and the canine allergy business of Bioproducts DVM, Inc. The Company's recent acquisitions include: the February 1997 purchase of Bloxham Laboratories Limited, a veterinary diagnostic laboratory in the United Kingdom; the May 1997 purchase of Astarix Institute, Inc., a development stage company which has discovered certain compounds and associated technologies that have the potential for treating allergic diseases in both humans and animals; the July 1997 purchase of the allergy immunotherapy products business of Center Laboratories, Incorporated, an FDA and USDA licensed manufacturer of allergy immunotherapy products; and the September 1997 purchase of CMG Centre Medical des Grands' Places SA, a Swiss corporation which manufactures and markets allergy diagnostic products for use in veterinary and human medicine primarily in Europe and Japan. Moreover, the Company anticipates that it will make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) The Company sold 5,637,850 shares of common stock, par value $.001, pursuant to a Registration Statement on Form S-1 (File No. 333-25767), declared effective on June 23, 1997 (as amended by a post-effective amendment dated June 27, 1997). The managing underwriters of the offering were Credit Suisse First Boston and Merrill Lynch & Co. and the offering commenced on June 30, 1997. The aggregate gross proceeds of the offering were approximately $47.9 million. The Company's net proceeds from the offering were approximately $43.9 million, after giving effect to underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.0 million. As of September 30, 1997, the Company had used approximately $4.1 million for research and development efforts, $2.2 million for its sales and marketing efforts, $1.9 million for the acquisitions of Center and CMG, $1.4 million for working capital and other general corporate purposes and $18.6 million for temporary investments in U.S. government obligations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          See Exhibit Index on Page 23


     (b)  Reports on Form 8-K

          The Company filed a Form 8-K dated September 1, 1997 reporting the issuance of 59,905 shares of its Common Stock in connection with the acquisition of all of the outstanding shares of capital stock of CMG.

                                HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HESKA CORPORATION




Date:    November 13, 1997          By:    /s/ William G. Skolout
                                           ----------------------
                                           WILLIAM G. SKOLOUT
                                           Chief Financial Officer
                                           (on behalf of the Registrant and as
                                           the Registrant's Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
   Number                    Description of Document
   -------                   -----------------------
   10.14(+)    Supply agreement between the Company and Quidel Corporation dated
               July 3, 1997.

   27          Financial Data Schedule


---------

(+) Confidential treatment has been requested for certain portions of this agreement.