Form 10-K405
period 1997-12-31
HESKA CORP
filed 1998-03-23
CIK 1038133

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 0-22427
                                               -------

                               HESKA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                          77-0192527
----------------------------------------    ------------------------------------
[State or other jurisdiction                [I.R.S. Employer Identification No.]
of incorporation or organization]

     1825 Sharp Point Drive
     Fort Collins, Colorado                                80525
----------------------------------------    ------------------------------------
[Address of principal executive offices]                 [Zip Code]

      Registrant's telephone number, including area code:  (970) 493-7272

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $158,824,023 as of March 10, 1998, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

24,790,393 shares of the Registrant's Common Stock, $.0001 par value, were outstanding at March 10, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders.

================================================================================

                                    PART I



ITEM 1.  BUSINESS.

OVERVIEW

     Heska discovers, develops, manufactures and markets companion animal health products. Heska believes that it is the first company to undertake a concerted effort to use biotechnology to create a broad range of diagnostic, therapeutic and vaccine products for companion animals, primarily dogs, cats and horses.
The Company currently has 15 products on the market and over 25 products in research and development. The Company operates two full scale United States Department of Agriculture ("USDA") and United States Food and Drug Administration ("FDA") licensed facilities which manufacture products for Heska and other companies. Heska has corporate partnerships with Novartis AG ("Novartis"), Bayer AG ("Bayer") and Eisai Co., Ltd. ("Eisai") and plans to expand its products and services through complementary acquisitions, licenses and collaborations. In 1997, Heska launched 13 new products, acquired three operating companies and had total revenues of $20.9 million.

THE COMPANION ANIMAL HEALTH MARKET

     Companion animals improve the quality of human life by providing companionship, affection and acceptance. In addition, numerous studies indicate that relationships with companion animals have demonstrable therapeutic benefits for blood pressure, anxiety and loneliness, especially for elderly or depressed people.

     According to industry estimates, the worldwide market for companion animal health products and diagnostic services exceeds $3.0 billion, of which approximately $1.5 billion is in the United States. There are approximately 67 million cats, 57 million dogs and seven million horses in the United States, and more than another 100 million cats, dogs and horses in the rest of the developed world. The Company believes that due to better nutrition and care, the average life expectancy of dogs and cats in the United States has been increasing. As with humans, as companion animals age, their medical needs increase.

     There are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. The practice of veterinary medicine in the United States is significantly different in several respects from the practice of human medicine. In addition to providing services and prescribing drugs, veterinarians act as the pharmacists of companion animal medicine by selling the products which they use or prescribe in their practice, and a substantial portion of their practice income is attributable to the sale of these products. Another distinction from human medicine is that the vast majority of companion animal veterinarians practice as "general practice" veterinarians without significant specialization. Access to veterinarians specializing in diseases common to companion animals can be difficult and expensive. For example, of the companion animal veterinarians in the United States, approximately 100 are board certified veterinary dermatologists and approximately 50 are board certified veterinary dentists.

     In the United States, the market for companion animal health products is growing rapidly as a result in part of the introduction of novel products. However, the development of biotechnology products for the companion animal health market has lagged behind development of products for the larger human health market. To date, it appears that there have only been modest, isolated efforts to use biotechnology to develop products specifically for companion animal health applications. For example, at this time, the Company believes that there are only three recombinant vaccines on the market for companion animal health and only a handful of diagnostic products that use recombinant proteins, including Heska's feline heartworm and allergy diagnostic products.

HESKA'S STRATEGY

     Heska's goal is to become a leader in companion animal health. The Company's strategy to achieve this goal includes the following elements:

 .    Develop a broad line of innovative products for comprehensive case management. Heska's strategy is to develop and offer a broad line of products for comprehensive management of companion animal diseases, such as allergy, heartworm infection and flea-associated conditions. Heska believes that it is the only company developing products and services for each step of veterinary care, from diagnosis to treatment and prevention, across a broad range of animal diseases. The Company currently has 15 products on the market and over 25 products in research and development. The Company's strategy is to develop its business so that it is not substantially dependent on one product or technology.

 .    Commercialize products from its large, sophisticated research effort.
     Heska scientists have developed a large body of knowledge, from the organism to the molecular genetic level, about the physiology of parasites, such as fleas and heartworms, and the basic immunology of dogs and cats. The Company believes that this body of knowledge is unmatched in the industry. Additionally, Heska benefits from an extensive patent portfolio, which, as of January 1998, consisted of 13 owned or co-owned issued patents and 80 pending patent applications, including 11 with allowed claims, in the United States. The Company's strategy is to use this knowledge and the skills of its researchers to create innovative, proprietary products. Heska's current employees hold 33 D.V.M.s and 51 Ph.D.s. Most of these employees have been affiliated with prestigious academic research institutions and/or leading biotechnology or animal health companies.

 .    Promote products through strong relationships with veterinarians.  Heska plans to become the companion animal health care company of choice for veterinarians, who are the primary distribution channel for companion animal diagnostic, therapeutic and vaccine products. Heska intends to accomplish this goal by providing novel products that advance companion animal medicine, by selling its products exclusively to veterinarians and by supporting the general practitioner through high quality diagnostic products and through access to a staff of medical specialists. The Company believes that support of veterinarians is critical to enhancing Heska brand loyalty.

 .    Pursue complementary acquisitions.  The Company intends to build its business in part through the acquisition of complementary technologies, products and businesses. In 1997, Heska acquired one of the largest veterinary diagnostic laboratories in the United Kingdom, a second licensed manufacturing facility and an allergy diagnostic company with sales primarily in Europe and Japan. The Company believes that significant acquisition opportunities exist in the companion animal health industry and plans to continue to actively pursue such opportunities.

 .    Leverage resources through strong strategic relationships.  Heska has entered into agreements with three major pharmaceutical companies, Novartis, Bayer and Eisai, to provide funding for its research and development programs. These partners have rights to market certain resulting Heska products. Heska believes that the size and experience of these partners will enable the Company to penetrate markets more quickly and extensively. Additionally, to broaden its portfolio of products and technologies, the Company is aggressively pursuing licenses to promising technologies from leading biotechnology companies and research institutions.

PRODUCTS AND PROGRAMS

     The Company has introduced 15 products to date and is developing a broad line of diagnostic, therapeutic and vaccine products targeting a wide range of companion animal diseases. The following table summarizes Heska's currently available products and certain of its products in research and development:

----------------------------------------------------------------------------------------------------------
PRODUCT                                     STAGE OF DEVELOPMENT(1)                   MARKETING
----------------------------------------------------------------------------------------------------------
ALLERGY & DERMATOLOGY
   Canine Allergy Diagnostic                Second generation launched in 1997        Heska
   Feline Allergy Diagnostic                Launched in 1997                          Heska
   Equine Allergy Diagnostic                Research                                  Heska
   Canine Allergy Immunotherapeutic         Currently available                       Heska
   Feline Allergy Immunotherapeutic         Expected in 1998                          Heska
   Ancillary Dermatology Products           Launched in 1997                          Heska
----------------------------------------------------------------------------------------------------------
FLEA BITE ALLERGY
   Canine Flea Bite Allergy Diagnostic
     Veterinary Diagnostic Laboratory       Launched in 1997                          Heska
     Point-of-Care Diagnostic               Expected in 1999                          Heska
   Feline Flea Bite Allergy Diagnostic
     Veterinary Diagnostic Laboratory       Launched in 1997                          Heska
     Point-of-Care Diagnostic               Expected in 1999                          Heska
   Flea Bite Allergy Immunotherapeutic      Research                                  Heska
   Canine Flea Bite Allergy Vaccine         Research                                  Heska
   Feline Flea Bite Allergy Vaccine         Research                                  Heska
----------------------------------------------------------------------------------------------------------
FLEA CONTROL
   Flea Control Vaccines
     Canine Flea Control Vaccine            Research                                  Heska/Novartis/Eisai

     Feline Flea Control Vaccine            Research                                  Heska/Novartis/Eisai

   Environmental Flea Control               Research                                  Heska
   Pharmaceutical Flea Control              Research                                  Heska
----------------------------------------------------------------------------------------------------------

(1) See "--Government Regulation" for a description of the marketing and approval process for the company's products.
(2) See "--Collaborative Agreements" for a description of the marketing rights for these products.

----------------------------------------------------------------------------------------------------------
PRODUCT                                     STAGE OF DEVELOPMENT(1)                   MARKETING
----------------------------------------------------------------------------------------------------------
HEARTWORM INFECTION
   Feline Heartworm Diagnostic
     Veterinary Diagnostic Laboratory       Currently available                       Heska
     Point-of-Care Diagnostic               Launched in Italy in 1997; expected in    Heska
                                            U.S. in 1998
   Canine Heartworm Diagnostic
     Veterinary Diagnostic Laboratory       Launched in 1997                          Heska
     Point-of-Care Diagnostic               Expected in 1998                          Heska
   Heartworm Vaccines
     Canine Heartworm Vaccine               Research                                  Bayer/Eisai
     Feline Heartworm Vaccine               Research                                  Heska/Novartis/Eisai
----------------------------------------------------------------------------------------------------------
DENTISTRY
   Canine Periodontal Disease therapeutic   Launched in 1997                          Heska
   Canine Dental Hygiene Kits               Launched in 1997                          Heska
----------------------------------------------------------------------------------------------------------
OTHER INFECTIOUS DISEASES
   Feline Viral Vaccines
     Bivalent                               Launched in 1997; second generation in    Heska
                                              research
     Trivalent                              Launched in 1997; second generation in    Heska
                                              research
   Feline Immunodeficiency Virus Vaccine    Research                                  Heska
   Feline Leukemia Virus Vaccine            Research                                  Heska
   Bartonellosis (Cat Scratch Fever)        Expected in 1999                          Heska
     Vaccine
   Feline toxoplasmosis Vaccine             Research                                  Heska/Bayer/Eisai
   Canine Leishmaniosis Diagnostic
     Veterinary Diagnostic Laboratory       Launched in 1997                          Heska
     Point-of-Care Diagnostic               Expected in Europe in 1998                Heska
   Canine Leishmaniosis Vaccine             Research                                  Heska
   Canine Viral Vaccines                    Research                                  Heska
   Equine Influenza Vaccine                 Expected in 1999                          Heska

----------------------------------------------------------------------------------------------------------
METABOLIC DISEASES
   Canine Thyroid Supplement                Launched in 1997                          Heska
----------------------------------------------------------------------------------------------------------
ARTHRITIS                                   Research                                  Heska
----------------------------------------------------------------------------------------------------------
ONCOLOGY                                    Research                                  Heska
----------------------------------------------------------------------------------------------------------

(1) See "--Government Regulation" for a description of the marketing and approval process for the company's products.
(2) See "--Collaborative Agreements" for a description of the marketing rights for these products.

ALLERGY AND DERMATOLOGY

     Overview.   Allergy is common in companion animals and affects
approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests are painful, subjective and inconvenient. The Company believes that many of the currently available in vitro diagnostic tests are of questionable accuracy. The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

     The Company's principal strategy with respect to allergy is to improve the quality of immunotherapy in part by improving the quality of diagnosis. Heska has developed more accurate in vitro technology to detect IgE, the antibody involved in most allergic reactions. This technology permits the design of tests that, in contrast to other in vitro tests, more specifically identify the animal's allergic responses to particular allergens.

     As part of its plan to support the veterinarian, the Company has adopted a complete disease management approach to allergy. The Company offers allergy testing services, immunotherapy products, palliative products and case management consultation.

     Diagnostics.   Heska currently markets in vitro canine allergy diagnostic tests for a wide range of allergens. The allergy testing is conducted in Heska's veterinary diagnostic laboratories using an enzyme-linked immunoassay ("ELISA") to screen the serum of dogs against a panel of known allergens. A typical test panel includes 48 different allergens, consisting primarily of various pollens, grasses, molds and insects.

     The binding of IgE antibodies to a cellular receptor is an essential prerequisite to most allergic reactions. Heska has produced a molecular clone of the cellular receptor for the IgE antibody. The Company has used this molecularly cloned receptor in a family of unique diagnostic assays to detect the presence and quantity of allergen-specific IgE in an animal's blood. The Company believes that this technology provides the most accurate in vitro diagnosis of allergy presently available, which in turn enables improved immunotherapy. During 1997, Heska adapted this technology to a broad range of its canine and feline allergy tests.

     Immunotherapeutics.   Veterinarians who use Heska's diagnostic laboratories
for in vitro allergy testing services often purchase immunotherapy treatment sets for those animals with positive test results. A large percentage of those tests performed by the Company are positive, and veterinarians order Heska's immunotherapy treatment sets for a majority of these animals. These prescription treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has demonstrated significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time.

     Ancillary Dermatology Products.   Heska introduced in 1997 a line of
supportive care products consisting of specially formulated allergy shampoos and rinses to address skin problems associated with allergic disease. These products are dispensed by veterinarians for use at home, along with client information brochures explaining allergy and its treatment. The Company has a full-time board certified veterinary dermatologist on its staff whose primary job is to provide free case management consultations to any Heska customer. There are approximately 100 board certified veterinary dermatologists in the United States, and the Company believes that free, on-demand dermatology consultations are of tremendous assistance to the veterinarian.

FLEA BITE ALLERGY

     Overview.   Flea bite allergy is the most common skin disease afflicting dogs and cats throughout the world. It is estimated that flea-related problems account for more than 50% of skin conditions observed by veterinarians in flea endemic areas. Treatments currently available for flea bite allergy are limited. For example, steroids may provide temporary symptomatic relief, and control of fleas on the animal and in its environment is also helpful. However, prolonged use of steroids may have harmful side effects, and sustained complete control of flea populations is extremely difficult. To address these issues, the Company has developed technology for the accurate diagnosis of flea bite allergy and is researching products to prevent the development of flea bite allergy in susceptible animals and to provide efficacious immunotherapy for animals that have already developed an allergy to flea bites.

     Heska scientists have found that flea salivary proteins are principally responsible for the allergic reactions to flea bites. The Company has developed proprietary methods for collecting pure saliva from feeding fleas. From this pure saliva, flea salivary allergens were discovered and characterized by Heska biochemists, and the Company's molecular biologists have cloned many of the genes that encode these unique allergens. Certain of these recombinant molecules have been shown to cause reactions in flea bite allergic dogs and cats.

     Diagnostics.   Until recently, diagnosis of flea bite allergy was generally based on the clinical impression of the veterinarian and a positive response to effective flea control. Intradermal skin testing, performed by injecting small amounts of an extract of whole fleas into the skin, is used by some veterinary dermatologists. A characteristic reaction in the skin, occurring within a few minutes following injection of the extract, is suggestive of allergy to fleas. However, testing with an extract of whole fleas is of limited value in diagnosing flea bite allergy, as such extracts contain only minute amounts of flea saliva in addition to other allergens known not to be involved in flea bite allergy that may cause the observed reaction.

     Using its flea salivary allergens and its novel receptor-based assay for detection of IgE antibodies in the serum of allergic animals, the Company developed a reliable in vitro ELISA-based test for flea bite allergy in dogs and cats. Heska launched these products in 1997 in its veterinary diagnostic laboratories. The Company is also developing point-of-care diagnostic products for both dogs and cats to assist the veterinarian in making a prompt flea bite allergy diagnosis in the veterinary clinic and expects this product to be available in 1999.

     Immunotherapeutics. The Company is using its extensive knowledge of flea biology, its proprietary flea salivary allergens and its broad understanding of canine and feline immunology to develop novel flea bite allergy immunotherapeutics. Such treatments are intended, through repeated exposure to key, proprietary allergens, to reduce or eliminate the symptoms of allergy in dogs and cats who have been definitively diagnosed with flea bite allergy.

     Vaccines.   Heska is also seeking to develop novel vaccines based on
proprietary recombinant allergens to prevent flea bite allergy from occurring in cats and dogs that are not yet allergic to flea bites. Heska scientists believe that if the vaccine is successful in producing a non-allergic immune response, this immune response will aid in the prevention of an allergic immune response upon later exposure to flea antigens.

FLEA CONTROL

     Overview.   The common flea which infests dogs and cats, Ctenocephalides felis, is prevalent worldwide wherever warm ambient temperatures and adequate humidity exist. This highly successful parasite produces uncomfortable allergic responses, transmits other diseases, causes anemia and is a nuisance to pets and their owners. The Company estimates that flea control products for dogs and cats represent a worldwide market of approximately $1 billion, of which the Company estimates approximately $660 million is in the United States.

     A number of proprietary and non-proprietary products are currently marketed for flea control. Certain of the proprietary products introduced in the last few years have been particularly successful. For example, the systemic flea control products recently introduced by Novartis and Bayer, "Program" and "Advantage," each sold $100 million or more in the United States in the year of their introduction. No single product, however, can be considered to be completely safe and effective in flea control at all flea life cycle stages. In addition, certain topical control chemicals, such as those frequently included in sprays and collars, can be toxic and present safety concerns for animals and humans. The use of certain flea control chemicals may also, over time, result in fleas that are resistant to those products.

     Vaccines.   Heska's goal is to develop vaccines that will produce an immune response in the dog or cat that will kill fleas and reduce their reproduction. For a number of reasons, including the complexity of parasites and their adaptations for life in or on host animals, the development of vaccines against parasites is generally more difficult than the development of vaccines against viral or bacterial infections. Heska has devoted substantial resources to basic research in flea physiology in its efforts to design products that will safely and effectively control fleas. A team of Heska scientists, with expertise in flea biology, biochemistry, molecular biology and immunology, is using the results of this research to undertake the development of vaccines for the control of fleas. To facilitate this work, Heska has created a substantial flea insectary at its Fort Collins facility producing more than 25 million fleas every year. The Company has the capacity to microscopically dissect 10,000 fleas per week. Genomic libraries and numerous tissue-specific cDNA libraries have been created to discover the relevant product targets. Heska researchers also study the molecular physiology of fleas, focusing on molecular targets from virtually every flea life-stage. As candidate molecules are purified and molecularly cloned, protein and nucleic acid sequence data provide the basis for composition of matter patent applications. Experimental studies with the first vaccine candidates were initiated in 1996, but commercial vaccines are not anticipated for the next several years.

     Environmental Control.   As an example of Heska's ability to capitalize on
its understanding of flea biology, the Company has also entered into a collaboration to develop a safe, biologically-based flea control product which can be applied around the home or kennel to control fleas. The product would be applied in areas in the home where flea larvae tend to dwell and is intended to kill fleas at several life stages without the use of harmful chemicals. Product formulations are presently being created and evaluated.

     Pharmaceutical Control.   The Company's research of flea molecular
physiology has led to the identification of molecular targets for small molecule pharmaceuticals. Heska has created and is developing additional in vitro tests amenable to high throughput chemical screening. These in vitro tests and additional in vivo screens are expected to facilitate rapid analysis of early stage product candidates and subsequent product development. The Company intends to use collaborative arrangements to further develop these pharmaceutical products.

HEARTWORM INFECTION

     Overview.   Heartworm infections of dogs and cats are caused by the
parasite Dirofilaria immitis. This parasitic worm is transmitted in larval form to dogs and cats through the bite of an infected mosquito. Larvae develop into adult worms which live in the pulmonary arteries and heart of the host, where they can cause serious cardiovascular, pulmonary, liver and kidney disease. The adult worms produce offspring called microfilariae, which are ingested by blood-feeding mosquitoes. In the mosquito, the worms develop into the infective larval stage and in a subsequent mosquito bite are transmitted to the dog or cat.

     Heartworm infection is common throughout the world, particularly in warm and humid climates. Dogs are especially susceptible to heartworm infection and treatment is difficult, expensive and requires the use of toxic compounds with serious adverse effects for the animal. Chemoprophylactic products to prevent heartworm infections in dogs are generally available and widely prescribed, but require monthly or daily administration during the heartworm transmission season. As a result, compliance and convenience issues arise. The Company estimates that the worldwide market for canine heartworm diagnostic and chemoprophylactic products is more than $270 million per year, of which approximately $240 million per year is spent in the United States.

     Heartworm infections of cats represent a growing area of concern for veterinary practitioners. Although cats are somewhat less susceptible to heartworm infection than are dogs, infected cats may experience serious disease, even death, from only a single adult worm. Diagnosis of these infections is very difficult, as there are generally too few adult worms present to allow for reliable heartworm antigen detection in the blood, as is done for dogs. A chemoprophylactic product to prevent heartworm infections of cats, similar to the products available for dogs, was introduced by Merial Ltd. in January 1997. The label for this product recommends that cats be tested for active infection prior to administration of its product.

     Diagnostics.    Heska's heartworm vaccine research effort has resulted in
the characterization of many unique heartworm antigens, certain of which may be useful for the development of improved diagnostic tests. In January 1997, Heska introduced a new test in a diagnostic laboratory format for feline heartworm infections of cats which allows veterinarians for the first time to accurately establish the prevalence of heartworm exposure in cats in their practices. This test is highly accurate and identifies antibodies in cat serum that react with a recombinant heartworm antigen. In 1997, the Company launched a rapid point-of-care test in Italy for feline heartworm infection using this same technology in the clinic. Heska expects to launch this product in the United States in 1998. Heska has also developed a diagnostic test for heartworm infection in dogs.
This test uses monoclonal antibodies reactive with heartworm antigens to detect the presence of these antigens in the blood of the infected dog. The test is presently offered through Heska's veterinary diagnostic laboratory. A point-of-care format for dogs is being developed and is expected to be available in 1998.

     Vaccines.   In order to avoid the need for repeated administration of
chemoprophylactic drugs and the resulting compliance and convenience problems, Heska's goal is to develop vaccines for annual administration that would prevent cardiopulmonary infection in dogs and cats caused by heartworms. The Company has identified many candidate vaccine antigens and the genes encoding them have been cloned. Heska is using these proprietary molecules in vaccination studies of dogs and cats, including trials which involve delivering vaccine candidates using nucleic acids and viral vectors. Each vaccination trial requires approximately one year to complete. Accordingly, commercialization of vaccines for heartworm infections of dogs and cats is not anticipated for several years.

DENTISTRY

     Overview.   Dentistry for dogs and cats is one of the fastest growing
markets in companion animal health. Within dentistry, the major problems are general dental hygiene and periodontal disease. It is estimated that more than 80% of all dogs over three years old exhibit symptoms of periodontal disease, which often manifests as bad breath. Left untreated, periodontal disease can cause loss of teeth and systemic bacterial infection. The most prevalent treatment is the cleaning and scaling of the animal's teeth, which requires that the animal be anesthetized. Although periodic cleaning and scaling is recommended for all dogs, this procedure alone does not adequately address the underlying infection in dogs with periodontal disease. Systemic antibiotics to be administered by the pet owner at home are widely prescribed but present convenience and compliance issues. Heska's complete disease management approach to these medical issues is to offer a proprietary periodontal disease therapeutic, a group of dental hygiene products and case management services from a board-certified veterinary dental specialist.

     Canine Periodontal Disease Therapeutic.   In November 1997, Heska received
FDA clearance to market and launched its periodontal disease therapeutic, an innovative product for the treatment of periodontal disease in dogs. The product consists of a solution containing the antibiotic doxycycline that is injected into the tooth pocket. The injected material forms a biodegradable gel that releases the antibiotic gradually over time, eliminating the need for repeated antibiotic administration by the pet owner. Heska's goal is to have this product administered by veterinarians on a regular basis for dogs with periodontal disease concurrently with the regular cleaning and scaling of the animal's teeth.

     Ancillary Dental Products.   Regular dental hygiene has been proven to be
of value in the prevention of periodontal disease in companion animals. As part of its comprehensive disease management approach, Heska markets canine dental care kits, consisting of a toothbrush, toothpaste and rinse, for dental hygiene following the use of its proprietary periodontal disease therapeutic. The Company commenced its marketing of these dental hygiene kits concurrently with the launch of its periodontal therapeutic. The Company has a full-time board certified veterinary dental specialist on its staff, one of fewer than 50 board certified veterinary dental specialists in the United States, who is assisting in the introduction of the periodontal therapeutic and who provides free case management consultations to any Heska customer.

OTHER INFECTIOUS DISEASES

     Feline Viral Vaccines.   Heska introduced in 1997 a three-way modified live
vaccine for the three most common viral diseases of cats, namely calicivirus, rhinotracheitis virus and panleukopenia virus. Heska also introduced in 1997 a two-way modified live vaccine for calcivirus and rhinotracheitis virus. These vaccines are administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of side effects associated with injection of certain vaccines. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. The Company's vaccines avoid injection site side effects and are believed by the Company to be very efficacious. The Company is also researching second generation vaccines using recombinant technology.

     Feline Immunodeficiency Virus Vaccine.   Feline Immunodeficiency Virus
("FIV") produces a viral disease characterized by immunodeficiency which ultimately results in the death of the cat. Treatment options are quite limited, and at this time there are no vaccines available to prevent the disease, although several of the animal health companies with a feline vaccine line are believed to be attempting to develop one. Heska is developing a FIV vaccine, and experimental trials of the Company's vaccine candidates are expected to be undertaken in 1998.

     Feline Leukemia Virus Vaccine.   Feline Leukemia Virus ("FeLV") is a viral
disease of cats that is characterized by immunodeficiency and ultimately results in death. As with FIV, treatment options are quite limited. However, there are several vaccines presently offered for the prevention of FeLV. There is some controversy as to the relative efficacy of these vaccines. Heska is developing a vaccine for FeLV, and experimental trials of the Company's vaccine candidates are in progress.

     Bartonellosis (Cat Scratch Fever) Vaccine.   Cat Scratch Fever, caused by
the bacterium Bartonella henselae, is transmitted from cats to humans by a cat's scratch and perhaps by other means. The human disease is characterized by malaise, fever and swollen lymph nodes, sometimes lasting several weeks and sometimes requiring hospitalization. The Company believes that there are over 22,000 cases of Cat Scratch Fever in humans annually, of which 2,000 require hospitalization. Immunocompromised humans may develop very severe disease following infection, and this organism is a cause of a significant number of opportunistic infections in HIV-positive individuals. Therefore, doctors treating at-risk human populations may recommend that cats be removed from the household.

     The Company is working with scientists at the United States Centers for Disease Control and Prevention in Atlanta to develop a vaccine for cats. The vaccine is intended to prevent cats from harboring the bacteria in their blood with the goal of limiting transmission of the bacteria from cats to humans. Certain vaccine formulations prepared at Heska have successfully protected cats from infection. The vaccine is currently being tested in cats for safety and efficacy and, assuming success, the Company expects to launch this vaccine in the United States in 1999.

     Feline Toxoplasmosis Vaccine.   Toxoplasmosis is caused by a protozoan
parasite, Toxoplasma gondii, that infects cats and other mammals including humans, pigs and sheep. This disease can be transmitted to humans through contact with the oocysts (eggs) of the parasite, which are passed exclusively in the feces of infected cats. In addition, consumption of contaminated undercooked lamb and pork is a common means of transmission to humans. Toxoplasma infections are generally not a serious concern for cats, as healthy cats generally tolerate the infection without obvious disease. However, infections of other animals, including humans, may have serious consequences. This is particularly true for immunocompromised individuals, such as HIV-infected persons, and for unborn fetuses. Such infections may be life threatening in the former case and lead to birth defects or miscarriage in the latter. Because of the risk of transmission of this disease from cat feces, doctors sometimes advise immunocompromised patients and women who are or may become pregnant to avoid or give away their cats. For this reason, Heska believes that an appropriate vaccine may encourage such individuals to keep their family pets and is developing a recombinant vaccine intended to protect cats from shedding Toxoplasma oocysts. The Company believes that such a vaccine, if widely used, could help to reduce the transmission of disease to humans and other animals. The Company has identified and cloned the genes encoding over 80 vaccine candidate antigens from internally developed gene libraries. Testing of these antigens for vaccine efficacy will be undertaken in 1998.

     Canine Leishmaniosis Diagnostic and Vaccine.   Visceral leishmaniosis is a
serious disease of dogs and humans caused by the parasite Leishmania. These protozoan parasites are transmitted to humans and dogs through the bite of sandflies. The disease causes profound suffering and, if left untreated, infected dogs often die. While this disease is generally not a problem in the United States, it is widespread in Mediterranean and Middle Eastern countries and in South America. Dogs serve as the primary reservoir of the parasites for transmission to other dogs and to humans. Previously, reliable diagnosis of canine visceral Leishmania infections was based on clinical symptoms, the finding of parasitized cells in lymph node aspirates and the use of a laboratory-based microscopy assay to detect antibodies in the serum of dogs reactive with Leishmania antigens. At present there are no vaccines that will prevent Leishmania infection of dogs. The Company believes that significant markets exist for both a convenient and reliable diagnostic and an effective vaccine. These products would improve the quality of life of dogs living in endemic areas and may reduce the risk of disease transmission to humans.

     Using a proprietary molecule developed by Corixa Corporation, the Company has developed a sensitive diagnostic laboratory immunoassay for diagnosis of canine Leishmania infection and is developing a point-of-care device for rapid diagnosis. The reference laboratory test was introduced in the United States and Italy in 1997, with a point-of-care test and introduction in other European countries expected to follow in 1998. These tests provide improved accuracy and are much faster and easier to perform than the currently available laboratory test.

     Leishmaniosis vaccine trials are being conducted by the Company. Because little is yet known of the natural progression of disease in Leishmania-infected dogs, it is anticipated that this research effort, and subsequent vaccine trials, will not be completed for several years.

     Canine Viral Vaccines. Heska scientists are researching a next generation line of vaccines which are intended to protect dogs from their most common viral diseases. This vaccine line will focus on four principal canine viral diseases: parvovirus, distemper virus, parainfluenza virus and adenovirus. The Company intends to develop a vaccine to protect dogs from all four viruses. The Company does not expect these next generation vaccines to be commercially available for several years.

     Equine Influenza Vaccine.   Equine influenza is a common viral disease of
horses and is similar to human influenza. Horses have diminished performance and quality of life for an extended period following infection. Currently available vaccines for equine influenza are of limited efficacy and the duration of immunity for existing vaccines is measured in weeks or months. Heska is developing a unique vaccine for equine influenza and believes its vaccine candidates will have improved efficacy and duration of immunity. The vaccine is currently being tested in horses for safety and efficacy and, assuming success, the Company expects to launch this vaccine in the United States in 1999.

METABOLIC DISEASES

     Canine Thyroid Supplement.   Canine hypothyroidism is a serious disease
that is usually caused by structural and/or functional abnormalities of the thyroid gland. It is estimated that three to four percent of all dogs require thyroid hormone replacement therapy. Common clinical signs include dry, coarse, thin hair, possibly with patches of hair loss and pigment changes. The disease can affect multiple organ systems and cause recurrent infections. In 1997, Heska launched a thyroid supplement for dogs, which it believes is the first and only vitamin-enriched, chewable tablet for the treatment of hypothyroidism in dogs. These chewable tablets, which are administered daily for the life of the dog, provide levothyroxine sodium, a replacement therapy for the hormone normally produced by the body.

ARTHRITIS

     Osteoarthritis is a common disease affecting at least 20% of adult dogs. Mildly affected animals may suffer only stiffness, soreness, lethargy or reduced activity, while dogs with more severe disease may be unable to exercise or even to rise without assistance. Treatment options include temporary palliative relief of clinical signs by using pain relievers such as an oral non-steroidal anti-inflammatory drug. These palliative drugs provide temporary relief of pain but do not prevent the affected joints from suffering further erosion of cartilage and destruction of bone.

     Heska has acquired the rights to develop certain of CollaGenex Pharmaceuticals' proprietary matrix metalloproteinase inhibitors for companion animal health applications. Heska believes these compounds may be useful for the prevention and treatment of tissue destruction and disease progression in a variety of inflammatory and degenerative diseases. The Company is focusing its development efforts in the prevention of osteoarthritis progression.

ONCOLOGY

     With improved diet and medical care, dogs and cats are living longer lives and, accordingly, developing more age-associated diseases such as cancer. In fact, cancer is the leading cause of disease-associated death in dogs and cats. However, most treatments are less than optimal and employ "off label" therapeutic products developed for use in humans. The Company believes that it is critical that a cancer therapeutic product not substantially decrease the quality of life of the treated dog or cat. Accordingly, Heska is pursuing a number of product opportunities focusing primarily on quality of life during the course of cancer therapy. Numerous approaches are being taken, including pursuing licensing opportunities arising from human oncology research and collaborating with outside scientists on unique immunization techniques for companion animal cancers. The Company does not expect to have commercial products in this area for several years.

VETERINARY DIAGNOSTIC LABORATORIES

     In 1996, Heska established a veterinary diagnostic laboratory at its Fort Collins facility. The diagnostic laboratory currently offers the Company's allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic and pathology services. The Fort Collins veterinary diagnostic laboratory is currently staffed by four diplomates of the American College of Veterinary Pathologists, medical technologists experienced in animal disease, and several additional technical staff.

     Heska intends to continue to use its Fort Collins diagnostic laboratory both as a stand-alone service center and as an adjunct to its product development efforts. Many of the assays which the Company will develop in a point-of-care format will initially be validated and made available in the diagnostic laboratory and will remain available in that format after the introduction of the analogous point-of-care test.

     In addition to the United States veterinary diagnostic laboratory, the Company provides to veterinarians in the United Kingdom a full range of diagnostic and pathology services, including the proprietary diagnostic laboratory tests marketed by the Company through Bloxham Laboratories Limited, a veterinary diagnostic laboratory in the United Kingdom ("Bloxham"). Bloxham, one of the largest veterinary diagnostic laboratories in the United Kingdom, was acquired by Heska in 1997.

OTHER PRODUCTS

     Food Animal Products.   Diamond Animal Health, Inc., a wholly owned
subsidiary of the Company ("Diamond"), is completing the research, development and testing of a new line of bovine vaccines, which are expected to be introduced in 1998. Diamond has entered into a strategic collaboration with a major pharmaceutical company pursuant to which the partner is providing funding for certain of this bovine vaccine research and development work in exchange for non-exclusive rights to use the antigens that Diamond develops.

     Heska has also developed a unique diagnostic to detect Trichinella spiralis, a parasite that is transmitted to humans and other animals in undercooked meat. Infected pork is implicated in most outbreaks of human trichinosis. Heska has identified what it believes to be the most important antigen for the diagnosis of Trichinella infection in pigs and other hosts. This carbohydrate antigen has been synthesized, can be produced in large quantities and has been shown to be a superior reagent for the serological diagnosis of Trichinella infections of swine. The Company expects to license rights to this diagnostic test to a third party.

     Potential Human Health Applications.   Heska's extensive research in the
molecular and cellular biology of parasites has yielded potential human applications. Various biotechnology companies are pursuing pharmaceutical compounds derived from various microscopic organisms, higher invertebrates such as snails and even amphibians. The Company's research with parasites has similarly yielded molecules that may also have interesting human pharmaceutical applications. In addition, although to date the Company's novel work with the cellular receptor for IgE has been directed toward improving the diagnosis of allergy in companion animals, the Company is evaluating this technology for the diagnosis of human allergic disease. After it has completed its initial proof-of-concept work as to these technologies, Heska intends to explore corporate partnerships with appropriate human health care companies for the further development of the human applications while retaining the animal health applications. With these approaches, Heska hopes to maximize the benefit of the technologies discovered and developed at Heska, including extending them into the human health care market where feasible, without distracting the Company from its companion animal health focus.

PRODUCT CREATION

     Heska is committed to creating innovative products to address significant unmet health needs of companion animals. The Company creates products both through internal research and development and through external collaborations. Internal research is managed by multidisciplinary product-associated project teams consisting of veterinarians, biologists, molecular and cellular biologists, biochemists and immunologists. Heska believes that it has one of the largest and most sophisticated scientific efforts in the world devoted to applying biotechnology to the creation of companion animal products. Heska's employees hold 33 D.V.M.s and 51 Ph.D.s; nine employees hold both D.V.M. and Ph.D. degrees.

     The creation of unique and scientifically advanced vaccine and therapeutic products often requires an investment in basic research. For example, fundamental knowledge about the immunology of dogs and cats is not well developed, and the Company has invested significant resources on basic research to understand immune responses in dogs and cats. Similarly, the Company has invested significant resources to develop novel virally vectored and nucleic acid vaccines. The Company believes the information provided by these research groups is essential to informed and predictable programs aimed at creating state-of-the-art safe and effective vaccines and immunotherapeutics. Through this commitment, Heska has developed new knowledge of T-cell biology, cytokines, immune responses to adjuvants and the use of virally vectored and nucleic acid vaccines in companion animals.

     To support its product research programs, the Company has also developed core technical support areas which perform commonly-used techniques to a consistent high standard. These in-house core support areas include a hybridoma laboratory, a protein and nucleic acid sequencing facility, a recombinant protein purification laboratory, a diagnostics creation laboratory and a process development laboratory.

     For a number of reasons, including the complexity of parasitic organisms and their adaptations for life in or on host animals, the development of vaccines against parasites is generally more difficult than the development of vaccines against viruses or bacteria. The Company has committed substantial resources to develop a body of knowledge at a molecular genetic level about the physiology of parasites such as fleas and heartworms and the diseases they cause that it believes is unmatched in the industry. The Company has created a flea production laboratory in Fort Collins that produces tens of millions of fleas each year for internal research. Similarly, in order to maximize the likelihood of developing a successful heartworm vaccine, the Company has created a mosquito insectary, also located at the Company's Fort Collins facility, where tens of thousands of infective heartworm larvae are produced every week.

     Heska is also committed to identifying external product opportunities and creating business and technical collaborations that could lead to the creation of other products. The Company is currently funding research at multiple academic and governmental institutions. In addition, the Company is also involved in joint research or product development efforts with a number of companies. See "--Collaborative Agreements." The Company believes that its active participation in scientific networks and its reputation for investing in research enhances its ability to acquire external product opportunities.

SALES, MARKETING AND CUSTOMER SERVICE

     The Company presently markets its products in the United States directly to veterinarians through the use of its field sales force, inside customer service/tele-sales force and veterinary distributors acting as contract sales agents. As of January 1998, the Company had over 25 field sales representatives and field sales supervisors and eight customer service/tele-sales representatives and supervisors. The 12 veterinary distributors with whom the Company has entered into sales agency relationships employ more than 300 field and customer service/tele-sales representatives, although some of these distributors may not sell all of the Company's products. Internationally, the Company markets its products to veterinarians primarily through distributors.

     There are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. The Company plans to market its products to these clinics primarily through the use of its field and telephone sales force, sales agents, trade shows and print advertising. The Company has sold its products to approximately 6,500 such clinics within the last 12 months.

     In addition to creating novel products that improve companion animal health, Heska is committed to supporting the veterinarian through a complete case management strategy. The average companion animal veterinarian practices general medicine. Although there are an increasing, albeit small, number of veterinary specialists available, the economics of companion animal practice discourage extensive use of these specialists. The Company's strategy is to help the general practice veterinarian practice more sophisticated medicine in several ways. Heska currently provides certain specialized diagnostic products not available in a point-of-care format or in third party laboratories. In addition, the Company has established a medical and technical consulting group on site at the Colorado facility consisting of seven employee veterinarians with specialized expertise in such areas as dermatology, internal medicine, pathology, dentistry and feline practice. These personnel are available to all veterinarian customers for interpretation of test results and qualified and timely advice for continuing management of any given case. The Company believes that these services enhance practicing veterinarians' ability to provide the best possible medical care.

     Although most veterinary diagnostic, vaccine and therapeutic products are ordinarily sold only by veterinarians where a doctor-patient relationship exists, these products are sometimes sold directly to the public by catalogue and retail outlets that employ veterinarians. In order to support veterinary clinics and to foster loyalty to Heska products, the Company intends to sell its products exclusively to veterinarians for use where a doctor-patient relationship exists.

     Heska scientists present examples of the scientific advances that are being made in the Company's laboratories at important veterinary and other scientific meetings and are encouraged to publish their research in peer reviewed journals. The Company believes that these presentations and publications have helped establish the Company as a scientific leader in companion animal health.

MANUFACTURING

     The Company's products are manufactured by Diamond and Center Laboratories ("Center"), its wholly owned subsidiaries, and/or by contract manufacturers. Diamond's facility consists of a 166,000 square foot USDA and FDA licensed biological and pharmaceutical manufacturing facility in Des Moines, Iowa. The Company expects that it will manufacture most or all of its biological products at this facility, as well as most or all of its recombinant proteins and other proprietary reagents for its diagnostic products. The Company manufactures all of its allergy immunotherapy products at Center's USDA and FDA licensed manufacturing facility in Port Washington, New York. The Company manufactures its point-of-care diagnostic products for feline and canine heartworm infection at Quidel Corporation ("Quidel") and Diamond. The Company's periodontal disease therapeutic is manufactured by Atrix Laboratories ("Atrix"), the company that is developing this product for human use. The Company's non-proprietary ancillary products, such as the canine dental hygiene kits and the dermatology line, are manufactured to its specifications by third parties. As the Company enters into additional strategic collaborations, it is possible that some of these strategic partners may manufacture products for sale by the Company. The Company's reliance upon third party manufacturers poses a significant risk. See "Factors that May Affect Results--Limited Manufacturing Experience and Capacity; Reliance on Contract Manufacturers."

     In addition to manufacturing products for the Company, Diamond manufactures veterinary biologicals and pharmaceuticals for other major companies in the animal health industry. Diamond is one of the few USDA licensed contract biological manufacturers in this market. Bayer, which is a leader in the bovine vaccine area, currently purchases a substantial portion of its bovine vaccine products for the United States market from Diamond. In addition to viral vaccines, Diamond also manufactures vaccines against bacterial infections. Diamond currently has the capacity to manufacture more than 50 million doses of vaccines each year. Diamond's customers purchase products in both bulk and finished format and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. In addition, Diamond ordinarily will support its customers through research services, regulatory compliance services, validation support and distribution services.

     In addition to manufacturing products for the Company, Center manufactures allergy immunotherapy products which are distributed in the human market through an independent and unaffiliated distribution company, Center Pharmaceuticals, Inc.

COLLABORATIVE AGREEMENTS

 Novartis

     In April 1996, the Company entered into several agreements with Ciba-Geigy Limited and Ciba-Geigy Corporation ("Ciba"), which agreements were succeeded to by Novartis, the entity formed upon Ciba's merger with Sandoz Limited. Such agreements were entered into in connection with a $36.0 million equity investment by Novartis in the Company (see "Certain Relationships and Related Transactions" in Item 13 of Part III). Novartis received, under the marketing agreements, certain rights to manufacture and market any flea control vaccine or feline heartworm control vaccine developed by the Company as to which USDA prelicensing serials are completed on or before December 31, 2005. The Company and Novartis have co-exclusive rights to market these products under their own trade names throughout the world (other than in countries in which Eisai has such rights) and, if both parties elect to market, the parties will share revenues on their sales. The marketing agreements remain in force through 2010 or longer, if Novartis is still actively marketing such products. In addition, the parties entered into a screening and development agreement under which the parties may undertake joint research and development activities in certain fields. If the parties fail to agree to perform joint research activities, then Novartis has the right to use certain materials of the Company on an exclusive basis to develop food animal pharmaceutical products or on a co-exclusive basis with the Company to develop pharmaceutical products for parasite control in companion animals or food animal vaccines. Novartis would pay royalties on any such products developed by it. Currently, there are no joint research projects being undertaken, although several are in the proposal stage. The Company and Novartis also entered into a right of first refusal agreement under which the Company, prior to granting licenses to any third party to any products or technology developed or acquired by the Company for either companion animal or food animal applications, must first notify and offer Novartis such rights. If the parties are unable to come to an agreement within 150 days of the Company's first notice, Heska may thereafter license such rights to third parties on terms not materially more favorable than the terms last offered by the Company to Novartis. The screening and development agreement and right of first refusal agreement each terminate in 2005.

 Bayer

     In June 1994, the Company entered into research agreements (the "Research Agreements") with Bayer providing for funding of research (the "Research Program") by Bayer on a recombinant feline toxoplasmosis vaccine and a canine heartworm vaccine (the "Vaccines"). Bayer has the option to obtain an exclusive, royalty-bearing license to sell the Vaccines in all countries except in those in which Eisai has rights. If Bayer exercises this option, the parties will negotiate license and distribution agreements. The Company has the first option to manufacture any products sold pursuant to any such distribution agreement. The Research Agreements will terminate upon completion of the Research Program. Bayer may terminate the Research Agreements prior to completion, but would not have any rights to market the Vaccines (unless it terminated due to Heska's breach), although it would have non-exclusive access to technology developed in the Research Program for use other than in Vaccines. In the event Bayer elects to terminate the Research Agreements (other than due to Heska's breach), the Company would recover the right to market the Vaccines, subject to certain royalties to Bayer intended to repay certain amounts Bayer paid under the Research Agreements.

 Eisai

     In January 1993, the Company entered into an agreement with Eisai, a leading Japanese pharmaceutical company, pursuant to which the Company granted Eisai the exclusive right to market the Company's feline and canine heartworm vaccines, flea control vaccine and feline toxoplasmosis vaccine in Japan and most other countries in East Asia. In exchange, the Company received an up-front license fee and research funding for the development of these products. Heska will have the right to manufacture any such products pursuant to a supply agreement to be negotiated between the parties. The agreement will terminate in January 2008, unless extended or earlier terminated by either party for material breach of the agreement or by Eisai pursuant to certain early termination rights.

 Quidel

     The Company has entered into a development agreement with Quidel under which the parties are jointly developing certain of its point-of-care diagnostic tests using Quidel's rapid in-clinic test technology. The parties also have entered into a supply agreement under which Quidel will perform manufacturing services with respect to these tests for the Company.

INTELLECTUAL PROPERTY

     Heska believes that patents, trademarks, copyrights and other proprietary rights are important to its business. Heska also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     Heska actively seeks patent protection both in the United States and abroad. As of January 1998, Heska owned or co-owned 13 issued United States patents and 80 pending United States patent applications, including 11 with allowed claims. Heska's issued United States patents primarily relate to the Company's proprietary flea bite allergy, flea control, heartworm, trichinosis diagnostic and vaccine delivery technologies. The Company's pending United States patent applications primarily relate to proprietary allergy, flea bite allergy, flea control, heartworm, bartonellosis, toxoplasmosis, plague, asthma, nutrition, trichinosis diagnostic and vaccine production and delivery technologies. Applications corresponding to pending United States applications have been or will be filed in other countries. As of January 1998, Heska had three issued foreign patents and 80 pending foreign filings, including 13 pending Patent Cooperation Treaty ("PCT") filings.

     The Company also has obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technology of Diamond and Center is primarily protected through trade secret protection of, for example, their manufacturing processes. In general, the intellectual property of Diamond's customers belongs to such customers.

     As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There can be no assurance that patents will issue from any of the Company's patent applications or, should patents issue, that the Company will be provided with adequate protection against potentially competitive products. Furthermore, there can be no assurance that should patents issue, they will be of commercial value to the Company, or that the United States Patent and Trademark Office ("USPTO") or private parties, including competitors, will not successfully challenge the Company's patents or circumvent the Company's patent position.

In the absence of adequate patent protection, the Company's business may be adversely affected by competitors who develop comparable technology or products.

     Pursuant to the terms of the Uruguay Round Agreements Act, patents issuing from applications filed on or after June 8, 1995 have a term of 20 years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This method of patent term calculation can result in a shorter period of patent protection afforded to the Company's products compared to the prior method of term calculation (17 years from the date of issue) as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review of the product. There can be no assurance that the Company will be able to take advantage of the patent term extension provisions of this law.

     The Company also relies on trade secrets and continuing technological innovation which it seeks to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors. Under certain of the Company's research and development agreements, inventions discovered in certain cases become jointly owned by the Company and the corporate sponsor or partner and in other cases become the property of the Company or the corporate sponsor or partner. Disputes may arise with respect to ownership of any such inventions.

     The commercial success of the Company also depends in part on the Company and its collaborators neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third party patents and patent applications that may relate to the practice of the Company's technologies. There can be no assurance that the Company or its collaborators do not or will not infringe any valid patents or proprietary rights of third parties. Furthermore, to the extent that Heska or its consultants or research collaborators use intellectual property owned by others in work performed for the Company, disputes may arise as to the rights in such intellectual property or in related or resulting know-how and inventions. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes or to stop the manufacture and marketing of the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of United States and foreign patents and patent applications in the practice of the Company's areas of interest and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors that May Affect Results--Uncertainty of Patent and Proprietary Technology Protection; License of Technology of Third Parties."

GOVERNMENT REGULATION

     Most of the products being developed by Heska will require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal health products is primarily split between two agencies: the USDA and the FDA. Vaccines and point-of-care diagnostics for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics ("CVB") of the USDA under the auspices of the Virus-Serum-Toxin Act. Alternatively, animal drugs, which generally include all synthetic compounds, are approved and monitored by the Center for Veterinary Medicine ("CVM") of the FDA under the auspices of the Federal Food, Drug and Cosmetic Act. A third agency, the Environmental Protection Agency ("EPA"), has jurisdiction over certain products applied topically to animals or to premises to control external parasites.

     Most of the regulated products presently under development by Heska will be regulated by the USDA. The purpose of the Virus-Serum-Toxin Act is to ensure that veterinary biologics sold in the United States are safe and efficacious. Pre-market testing is performed by the manufacturer and the CVB prior to approval of the product for sale as well as on each new lot. Although the procedures for licensing products by the USDA are formalized, the acceptable standards of performance for any product are agreed upon between the manufacturer and the CVB. For novel products that are unlike others already licensed, the agreement on expected performance standards is typically reached through a dialogue between the CVB and the manufacturer. The formal demonstration of acceptable efficacy of the product is done in carefully controlled laboratory trials. This is normally a much more efficient and reliable process than demonstration of efficacy in clinical trials using client-owned animals.

     The drug development process for human therapeutics is much more involved than that for animal drugs. The company sponsor of a human drug must obtain FDA marketing approval in a multi-phase process which generally is lengthy, expensive and subject to unanticipated delays. First, extensive preclinical studies in animal models to assess safety and efficacy as well as laboratory toxicology and pharmacokinetic studies of the drug must be conducted. The company must then submit to the FDA an application for an Investigational New Drug which must become effective before human clinical trials can commence. Human clinical trials are then conducted in three sequential phases. Phase I, which is safety testing, generally involves a small group of patients or healthy volunteers and typically takes approximately one year to complete. Phase II, in which the drug is tested for efficacy, optimal dosage and safety risks, is conducted in a larger, but still limited, patient population and typically takes 18 to 36 months to complete. If the drug proves efficacious in Phase II trials, expanded Phase III trials are conducted to evaluate the overall risks and benefits of the drug in relation to available therapies for the disease. This phase typically takes two and one-half to five years to complete. Only after these clinical trials are complete may the company submit a New Drug Application ("NDA") to the FDA for marketing approval of the drug, and the NDA review process takes more than one year on average to complete. The entire process from research to market introduction on average exceeds 15 years and may cost hundreds of millions of dollars.

     By contrast, recent industry data indicate that it takes about 11 years and $5.5 million to develop a new drug for animals, from commencement of research to market introduction. Of this time, approximately three years is spent in the clinical trial and review process. This approximate time requirement for animal drugs is significantly shorter than the analogous time requirement for human drugs in part because neither preclinical studies in model systems nor a sequential phase system of clinical trials is required. Rather, for animal drugs clinical trials for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and CVM will review data at the most appropriate and productive times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food producing animals, as food safety issues relating to tissue residue levels are not present. Also, for animal drugs, unlike human drugs, advantages over existing therapies do not have to be demonstrated. In addition, with the enactment of the Animal Drug Availability Act ("ADA") in October 1996, substantial reductions in the time and cost to license some new animal drugs by the FDA are anticipated. The ADA was designed to streamline the animal drug approval process in order to provide more registered drugs for animal use. The ADA creates a binding pre-submission conference at which the CVM and the sponsoring company agree on the types of data the FDA will require. The ADA also removes the requirement that field investigations be done in every instance and allows the CVM to accept different types of proof of a drug's safety and efficacy. For example, as permitted by the ADA, the FDA agreed that data collected by Atrix in human preclinical trials using dogs with naturally occurring periodontal disease constituted adequate evidence of product efficacy for purposes of regulatory clearance for the Heska Periodontal Disease Therapeutic. This reduced the approval process time for this product by eliminating the need to conduct clinical trials in client-owned dogs. This product has been licensed for use in dogs before the equivalent product has been licensed by the FDA for use in humans, although the human clinical trials were initiated significantly before Heska's efforts.

     Recent industry data indicates that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about a year with considerably less cost. However, vaccines or diagnostics that use innovative materials such as those resulting from recombinant DNA technology usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be prepared, information on the performance and safety of the product in laboratory studies and information on performance of the product in field conditions. However, the submission and review of these data packages is not staged so that one must be completed before beginning the next.

     A number of animal health products are not regulated. For example, assays for use in a veterinary diagnostic laboratory do not have to be licensed by either the USDA or the FDA. Additionally, grooming and supportive care products such as those being developed for the dermatology and dental health care product lines are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

     Recently, regulations governing the export of drugs and biologics have also been relaxed by the passage of the Export Reform Enhancement Act of 1996. Under this act, drugs and biologics produced in the United States do not have to be licensed for sale in the United States before export if they are approved for sale in the importing country. Accordingly, Heska is moving quickly to introduce point-of-care diagnostic products in certain countries, such as Italy and Australia, where the products would address significant market opportunities or needs.

     The European Union ("EU") is centralizing the regulatory process for companion animal drugs and biologics for member states. In addition, both the USDA and the FDA are working with the EU and Japan via the Veterinary International Cooperation on Harmonization initiative to harmonize the regulatory requirements for companion animal health products. Thus, in the future, it is hoped that a single set of requirements will be in place to streamline the licensing of veterinary products in the major companion animal markets. Notwithstanding the EU's efforts to streamline the regulatory process for companion animal health products, certain countries in Europe, including Italy, where the Company is currently marketing its Leishmania diagnostic product, have chosen not to stringently regulate veterinary diagnostic products at this time.

COMPETITION

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. Novartis and Bayer are marketing partners of the Company and their agreements with the Company do not restrict their ability to develop and market competing products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Additionally, the market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

EMPLOYEES

     As of December 31, 1997, Heska and its subsidiaries employed 474 full-time persons, of whom 110 are in manufacturing and quality control, 154 are in research, development and regulatory, 126 are in finance and administration, 51 are in sales and marketing and 35 are in the diagnostic laboratories. Heska's employees hold 33 D.V.M.s and 51 Ph.D.s. There can be no assurance that the Company will continue to be able to attract and retain qualified technical and management personnel. See "Factors that May Affect Results--Dependence on Key Personnel." None of the Company's employees is covered by a collective bargaining agreement, and the Company believes its employee relations are good.

FACTORS THAT MAY AFFECT RESULTS

     When used in this Report on Form 10-K ("Form 10-K"), the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below and elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Dependence on Development and Introduction of New Products

     Many of the Company's products are still under development and there can be no assurance such products will be successfully developed or commercialized on a timely basis, or at all. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to complete development of and successfully introduce and commercialize its new products. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing these new products, that regulatory clearance or approval of any new products will be granted by the USDA, the FDA, the EPA or foreign regulatory authorities on a timely basis, or at all, or that the new products will be successfully commercialized. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other product candidates. Further, for certain of the Company's proposed products, the Company is dependent on collaborative partners to successfully and timely perform research and development activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could affect sales of the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products. See "Business-- Manufacturing," "--Government Regulation" and "--Collaborative Agreements."

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At December 31, 1997, the Company's accumulated deficit was $67.6 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for major companies in the animal health industry. Revenues from one Diamond customer comprised approximately 29% of total revenues in 1997 under the terms of a take-or-pay contract which expires in June 1999. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

     There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of current or new products, regulatory delays, product recalls, competition and pricing pressures from competitive products, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold. Because the Company is continuing to increase its operating expenses for personnel, new product development and marketing, the Company's operating results will be adversely affected if its sales do not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Form 10-K.

Limited Sales and Marketing Experience; Dependence on Others

     To be successful, Heska will have to continue to develop and train its direct sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of its products. The Company is currently marketing its products to veterinarians through a direct sales force and certain third parties. There can be no assurance that the Company will be able to successfully maintain marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company. See "Business--Sales, Marketing and Customer Service."

     In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis, Bayer and Eisai. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its marketing partners contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. There can be no assurance that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products. See "Business--Collaborative Agreements."

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Additionally, the market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. See "Business--Competition."

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce any patents issued to the Company or its collaborative partners, to protect trade secrets or know-how owned by the Company or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of effort by the

Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

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

     The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. See "Business--Intellectual Property."

Limited Manufacturing Experience and Capacity; Reliance on Contract
Manufacturers

     To be successful, the Company must manufacture, or contract for the manufacture of, its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to provide for manufacturing of its products, the Company acquired Diamond in April 1996 and certain assets of Center in July 1997. Significant work will be required for the scaling up of manufacturing of many new products and there can be no assurance that such work can be completed successfully or on a timely basis.

     In addition to Diamond and Center, the Company intends to rely on contract manufacturers for certain of its products. The Company currently has supply agreements with Atrix for its canine periodontal disease therapeutic and a supply agreement with Quidel for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. These agreements all require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory. See "Business--Manufacturing."

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

     The Company's manufacturing facilities and those of any contract manufacturers the Company may use are subject to the requirements of and subject to periodic regulatory inspections by the FDA, USDA and other federal, state and foreign regulatory agencies. There can be no assurance that the Company or its contractors will continue to satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. See "Business--Government Regulation."

Future Capital Requirements; Uncertainty of Additional Funding

     While the Company believes that its available cash will be sufficient to satisfy its funding needs for current operations for the next 12 months, assuming no significant uses of cash in acquisition activities, the Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations for the next several years. Thus, the Company may need to raise additional capital to fund its research and development, manufacturing and sales and marketing activities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including market acceptance of current and future products; successful development of new products; timing of regulatory actions regarding the Company's potential products; costs and timing of expansion of sales, marketing and manufacturing activities; procurement, enforcement and defense of patents important to the Company's business; results of product trials; and competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed would have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of Part II of this Form 10-K.

Potential Difficulties in Management of Growth; Identification and Integration of Acquisitions

     The Company anticipates additional growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its current employees and hire new employees. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     In 1996, Heska consummated the acquisitions of Diamond and of assets relating to its canine allergy business. The Company's recent acquisitions include: the February 1997 purchase of Bloxham; the July 1997 purchase of the allergy immunotherapy products business of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products; and the September 1997 purchase of CMG Centre Medical des Grand'Places SA, a Swiss corporation ("CMG") which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan. The Company also anticipates issuing additional shares of Common Stock to effect future acquisitions. Such issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The Company is highly dependent on the efforts of its senior management and scientific team, including its Chief Executive Officer and Chief Scientific Officer. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, financial condition or results of operations. See "Business--Employees" and "Executive Officers of the Registrant."

Potential Product Liability; Limited Insurance Coverage

     The testing, manufacturing and marketing of the Company's current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition or results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company will be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage or which results in significant adverse publicity against the Company, such claim could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Possible Volatility of Stock Price

     The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of securities of many publicly-held biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory policies, economic and other external factors, as well as quarterly fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

Control by Directors, Executive Officers, Principal Stockholders and Affiliated Entities

     The Company's directors, executive officers, principal stockholders and entities affiliated with them beneficially own approximately 50% of the Company's outstanding Common Stock. The Company's three major stockholders, who together beneficially own approximately 45% of the Company's outstanding Common Stock, have entered into a voting agreement dated as of April 12, 1996 (the "Voting Agreement") whereby each agreed to collectively vote its shares in such manner so as to ensure that each major stockholder was represented by one member on the Company's Board of Directors. The Voting Agreement terminates on December 31, 2005 unless prior to such date any of the investors ceases to beneficially hold 2,000,000 shares of the voting stock of the Company, at which time the Voting Agreement would terminate. The major stockholders, if acting together, could substantially control all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

Anti-Takeover Effect of Certain Charter and Bylaw Provisions and Delaware Law

     Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, provide for a classified board of directors and eliminate the right of stockholders to call special meetings of stockholders. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

ITEM 2.  PROPERTIES.

     Heska leases an aggregate of approximately 75,000 square feet of administrative and laboratory space in six buildings located mostly in one business park in Fort Collins, Colorado under leases expiring from 1999 through 2004, with options to extend through 2010 for the larger facilities. Heska believes that its present Fort Collins facilities are adequate for its current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms. Diamond's principal manufacturing facility in Des Moines, Iowa, consisting of 166,000 square feet of buildings on 34 acres of land, is leased from Bayer under a lease expiring in 1998, with options to extend through 2009. Diamond also owns a 160-acre farm used principally for research purposes located in Carlisle, Iowa. Management believes that any new construction required for Diamond's activities can be accommodated at its present site. Center owns its approximately 27,000 square foot facility in Port Washington, New York. The Company's European subsidiaries lease their facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 23, 1998 are as follows:

         Name                      Age  Position
         ----                      ---  --------
Fred M. Schwarzer                   46  President, Chief Executive Officer and Director
Robert B. Grieve, Ph.D.             46  Chief Scientific Officer and Vice Chairman
Guisseppe Miozzari, Ph.D.           50  Managing Director, Heska Europe
R. Lee Seward, D.V.M.               52  Executive Vice President
John A. Shadduck, D.V.M., Ph.D.     58  Executive Vice President, Operations
William G. Skolout                  47  Chief Financial Officer
Louis G. Van Daele                  54  President, Diamond Animal Health, Inc.

     Fred M. Schwarzer is President, Chief Executive Officer and a director of the Company. Mr. Schwarzer served as the Executive Vice President responsible for the Company's strategic planning and corporate partnerships from June 1994 until he was elected to serve as President and Chief Executive Officer of the Company effective November 1994. He has been a member of the Company's Board of Directors since June 1994. From June through October 1994, Mr. Schwarzer was an employee of Charter Venture Capital and continues to hold a small limited partnership interest in Charter Ventures II, L.P. Mr. Schwarzer was the founder and a partner in the Mountain View, California law firm of General Counsel Associates from 1988 to June 1994 and, prior to founding General Counsel Associates, was a partner in the San Francisco law firm of Pillsbury Madison & Sutro LLP. He holds a J.D. degree from the University of California, Berkeley and a B.A. degree from the University of Michigan.

     Robert B. Grieve, Ph.D. is Chief Scientific Officer and Vice Chairman of the Company and is a founder of the Company. Dr. Grieve was named to his current position in December 1994. He has been a member of the Company's Board of Directors since 1990. Dr. Grieve was a Professor of Parasitology at Colorado State University from 1987 until joining the Company in January 1994 as Vice President, Research and Development. In addition to his duties with the Company, Dr. Grieve is the Immediate Past President of the American Society of Parasitologists. In the past, he has served in a formal editorial capacity for the Journal of Immunology, the Journal of Parasitology and the American Journal of Veterinary Research. His professional awards and honors include the 1991 Ralston Purina Small Animal Research Award and the 1990 Henry Baldwin Ward medal for outstanding research in Parasitology, awarded by the American Society of Parasitologists. He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

     Giuseppe Miozzari, Ph.D. joined the Company as Managing Director, Heska Europe in March 1997. From 1980 to March 1997, Dr. Miozzari served in senior research positions with Novartis, most recently as the Head of Research of the Animal Health Sector and prior to that, from 1980 to 1983, as Head of the Molecular Biology Research Unit in the Pharmaceuticals Division. Dr. Miozzari also served as Novartis' designate on the Board of Directors of the Company from April 1996 to March 1997. Dr. Miozzari holds Ph.D. and Dipl. Sc. Nat. degrees from the Federal Institute of Technology (ETH) in Zurich, Switzerland.

     R. Lee Seward, D.V.M. is Executive Vice President of the Company. He joined the Company in October 1994. Before joining the Company, Dr. Seward held successive positions with Merck & Co., Inc. from May 1981 until September 1994. His most recent position with Merck was Executive Director, Animal Science Research, a position in which he headed worldwide animal health product development. Dr. Seward was in private veterinary practice from March 1980 until he joined Merck & Co., Inc. He holds D.V.M. and B.S. degrees from Colorado State University.

     John A. Shadduck, D.V.M., Ph.D. is Executive Vice President, Operations of the Company. He was named to this position in January 1997. Dr. Shadduck also served as a director of the Company from January 1990 to January 1997. Before joining the Company, he held the position of Dean, College of Veterinary Medicine, Texas A&M University from July 1988 until January 1997. He holds D.V.M. and M.Sc. and Ph.D degrees from The Ohio State University.

     William G. Skolout was appointed Chief Financial Officer of the Company in March 1997. Before joining Heska, Mr. Skolout was Chief Financial Officer of Cardinal Technologies, Inc. from March 1996 to February 1997 and was Chief Financial Officer and Vice President of Cray Computer Corporation from September 1992 to December 1995. He holds an M.B.A., Finance degree from the University of Massachusetts, Amherst and a B.S., Business Finance degree from University of Colorado, Boulder.

     Louis G. Van Daele has served as President of Diamond since February 1994. From February 1989 until January 1994, he served as Director of Quality Control and Quality Assurance at Diamond. He holds an M.B.A. degree from Wayne State University and a B.S. degree from Michigan State University.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "HSKA" since July 1, 1997. The Company's initial public offering price was $8.50 per share. The following table sets forth the intraday high and low prices for the Common Stock as reported by the Nasdaq National Market.

                1997                        HIGH     LOW
                ----                        ----     ---
                Third Quarter............  $16       7-1/8
                Fourth Quarter...........   15-5/8  11-1/4

    As of March 10, 1998, there were approximately 248 stockholders of record of the Company's Common Stock and approximately 4,000 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

    On various dates between January 1997 and August 1997, the Registrant issued an aggregate of 370,145 shares of its Common Stock to 59 employees and consultants pursuant to the exercise of options granted under its stock option plans. The exercise prices per share ranged from $1.20 to $8.75, for an aggregate consideration of $120,613. The Registrant relied on the exemption provided by Rule 701 under the Act.

    In January 1997, the Registrant issued 25,000 shares of its Common Stock to a director of the Company pursuant to a restricted stock purchase agreement under a stock option plan. The purchase price was $1.20 per share, for an aggregate consideration of $30,000. The Registrant relied on the exemption provided by Section 4(2) and Rule 701 under the Act.

    In February 1997, the Registrant issued an aggregate of 54,000 shares of Series E Preferred Stock to the three shareholders of Bloxham Laboratories Limited in exchange for all of the outstanding shares of Bloxham. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

    In May 1997, the Registrant issued an aggregate of 376,000 shares of Common Stock and 70,000 shares of Series E Preferred Stock to the three shareholders of Astarix Institute, Inc. in exchange for all of the outstanding shares of Astarix. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

    Between July 1997 and August 1997, the Registrant issued an aggregate of 705,389 shares in connection with the issuance of Common Stock in the Registrant's initial public offering to an existing stockholder pursuant to certain anti-dilution provisions contained in the Registrant's Certificate of Incorporation. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

    In September 1997, the Registrant issued 5,323 shares to an equipment lessor pursuant to the net exercise of a warrant for 6,400 shares of Heska Common Stock. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

    In October 1997, the Registrant issued 1,200 shares of Common Stock to a former employee in consideration of the settlement of an employment dispute. The Registrant relied upon the exemptions provided by Rule 701 and Rule 505 of Regulation D of the Act.

    In October 1997, the Registrant issued 17,606 shares of Common Stock to a company in exchange for certain assets. The Registrant relied upon the exemption provided by Rule 505 of Regulation D and Section 4(2) of the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                         1993      1994         1995          1996        1997
                                                       --------  --------  --------------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Products, net......................................  $    --   $    --        $     --    $  8,013    $ 18,299
  Research and development...........................    1,817     3,858           2,230       1,946       2,578
                                                       -------   -------        --------    --------    --------
     Total revenues..................................    1,817     3,858           2,230       9,959      20,877
Costs and operating expenses:
  Cost of goods sold.................................       --        --              --       6,648      14,245
  Research and development...........................    2,427     3,685           6,031      14,038      19,990
  Selling and marketing..............................       --        --              --       2,493       8,693
  General and administrative.........................      540       904             864       4,540      10,937
  Amortization of intangible assets and deferred
    compensation.....................................       --        --              --       1,101       2,381
  Purchased research and development.................       --        --              --          --       2,399
                                                       -------   -------        --------    --------    --------
     Total costs and operating expenses..............    2,967     4,589           6,895      28,820      58,645
                                                       -------   -------        --------    --------    --------
Loss from operations.................................   (1,150)     (731)         (4,665)    (18,861)    (37,768)
Other income (expense)...............................      (37)     (153)             99         886         476
                                                       -------   -------        --------    --------    --------
Net loss.............................................  $(1,187)  $  (884)       $ (4,566)   $(17,975)   $(37,292)
                                                       =======   =======        ========    ========    ========
Pro forma net loss per share(1)......................                                         $(1.35)     $(2.33)
                                                                                            ========    ========
Number of shares used in computing pro forma net
 loss per share(1)...................................                                         13,307      16,033

                                                                             DECEMBER 31,
                                                       ----------------------------------------------------------
                                                         1993      1994         1995          1996        1997
                                                       --------  --------  --------------  ----------  ----------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities.....  $   695   $   539        $  6,827    $ 23,700    $ 28,746
Working capital (deficit)............................     (241)      300           6,522      23,955      31,544
Total assets.........................................    1,031     2,670           8,508      42,169      65,248
Long-term obligations................................      132       181             302       4,528      10,308
Accumulated deficit..................................   (6,851)   (7,735)        (12,301)    (30,276)    (67,568)
Total stockholders' equity (deficit).................      (86)    1,180           7,249      32,383      43,672

--------------
(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Form 10-K.

OVERVIEW

     Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred net losses since inception. As of December 31, 1997, the Company's accumulated deficit was $67.6 million.

     During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced 13 additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in Port Washington, NY, and internationally through the acquisitions of Bloxham, a veterinary diagnostic laboratory in Teignmouth, England and CMG in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan. Each of the Company's acquisitions was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     The Company anticipates that it will continue to incur additional operating losses as it introduces new products and continues its research and development activities for products under development. There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. See "Business--Factors That May Affect Results--Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration" in Part I of this Form 10-K.

RESULTS OF OPERATIONS

 Years Ended December 31, 1997, 1996 and 1995

     Product revenues increased to $18.3 million in 1997, as compared to $8.0 million in 1996. The Company had no product revenues prior to 1996. The revenue growth in 1997 and 1996 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses. Revenues from Diamond were $11.1 million in 1997 as compared to $7.3 million in 1996 subsequent to its acquisition in April. Sales to one Diamond customer, Bayer, represented 29% and 64% of total revenues in 1997 and 1996, respectively.

     Revenues from sponsored research and development were $2.6 million in 1997 as compared to $1.9 million in 1996 and $2.2 million in 1995. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the achievement of contract milestones. See Note 8 of Notes to Consolidated Financial Statements for more detailed information about the amounts received under sponsored research and development agreements in each of these periods. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources.

     Cost of goods sold totaled $14.2 million in 1997 as compared to $6.6 million in 1996. The Company did not incur cost of goods sold in 1995. The resulting gross margin for 1997 increased to $4.1 million from $1.4 million in 1996, due primarily to increased product sales and manufacturing volume.

     Research and development expenses increased to $20.0 million in 1997 from $14.0 million in 1996 and $6.0 million in 1995. The increases in 1997 and 1996 are due primarily to increases in the level and scope of research and development activities for potential products to be marketed by the Company. The Company does not expect that significant increases in research and development expenses will be required to maintain its current research and development activities.

     Selling and marketing expenses increased to $8.7 million in 1997 from $2.5 million in 1996. This increase reflects the expansion of the Company's sales and marketing organization as Heska introduced new products and added field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, market research, product advertising and promotion, consulting, trade show costs and sales agency fees. The Company did not incur selling and marketing expenses in 1995. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the marketplace.

     General and administrative expenses increased to $10.9 million in 1997 from $4.5 million in 1996 and $864,000 in 1995. The increases in 1997 and 1996 resulted from the growth of accounting and finance, human resources, legal, administrative, information systems and facilities operations to support the Company's increased business, financing and financial reporting requirements. General and administrative expenses for 1997 include a one-time charge of $750,000 for the termination of a supply agreement. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $2.4 million in 1997 from $1.1 million in 1996. Amortization of intangible assets resulted from the Company's 1997 and 1996 business acquisitions. Net intangible assets at December 31, 1997 and 1996 totaled $5.5 million and $3.5 million, respectively, as a result of these acquisitions. The amortization of deferred compensation resulted in a non-cash charge to operations in the year ended December 31, 1997 of $525,000. No amortization of deferred compensation was recorded in 1996 or 1995. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded aggregate deferred compensation of $1.4 million and $879,000, respectively, representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. The Company will incur a non-cash charge to operations of approximately $560,000 per year through mid-2001 for amortization of deferred compensation.

     Purchased research and development expenses for 1997 reflect a one-time non-cash charge related to the acquisition in May 1997 of a development stage company.

     Interest income increased to $1.6 million from $1.4 million in 1996 and $172,000 in 1995, as a result of increased cash available for investment from the proceeds of equity investments in 1997, 1996 and 1995. Interest expense increased to $1.2 million from $325,000 in 1996 and $63,000 in 1995, due to an increase in debt financing for laboratory and manufacturing equipment, debt related to the Company's 1997 business acquisitions and the assumption of debt in connection with 1996 business acquisitions.

     The Company reported a net loss in 1997 of $37.3 million as compared to a 1996 net loss of $18.0 million and a 1995 net loss of $4.6 million. The significant increase in losses over the periods are primarily due to increases in research and development expenses, selling and marketing expenses and general and administrative expenses in 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company completed its initial public offering ("IPO") of 5,637,850 shares of Common Stock at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Upon the completion of the IPO, all outstanding shares of Preferred Stock were converted into 11,289,388 shares of Common Stock.

     As of December 31, 1997, the Company had received aggregate proceeds of $99.7 million from various equity transactions, including $43.9 million from the July 1997 IPO, $36.0 million from the April 1996 private equity placement to Novartis, $10.0 million from the 1995 private equity placement to Volendam Investeringen N.V. and $9.5 million from private equity placements to Charter Ventures from 1989 through 1996. The Company has also received funds totaling $12.0 million through December 31, 1997 under collaborative agreements.

     In addition, the Company has received proceeds from equipment financing totaling $8.7 million through December 31, 1997. The Company also assumed $4.3 million in short and long-term debt in connection with its 1996 acquisitions and assumed $3.8 million in long-term debt in connection with its 1997 acquisitions. Capital lease obligations and term debt owed by the Company totaled $14.1 million as of December 31, 1997, with installments payable through 2006. Expenditures for property and equipment totaled $6.1 million and $5.2 million for the years ended December 31, 1997 and 1996, respectively. The Company anticipates that it will continue to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company has secured lines of credit for its subsidiaries totaling approximately $1.7 million, against which borrowings of approximately $1.1 million were outstanding at December 31, 1997. These financing facilities are secured by assets of the respective subsidiaries and corporate guarantees by Heska Corporation. The Company expects to seek additional asset-based borrowing facilities.

     Net cash used for operating activities was $34.3 million and $14.1 million for the years ended December 31, 1997 and 1996, respectively. Cash was used primarily to fund research and development activities, expansion of sales and marketing activities, expansion of the administrative infrastructure and general working capital requirements.

     The Company currently expects to spend approximately $5.0 million over the next 12 months for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through secured debt facilities, where possible.

     Prior to the IPO, the Company financed its acquisition activities through the issuance of Preferred Stock. In 1997 and 1996, the Company issued Preferred Stock valued at $1.2 million and $7.1 million, respectively, in connection with its acquisitions. In addition, in 1997, the Company issued Common Stock valued at $1.9 million in connection with an acquisition prior to the IPO. Subsequent to the IPO, the Company has financed its acquisitions through the issuance of Common Stock valued at approximately $775,000, the assumption of approximately $3.8 million in debt and the use of cash totaling $3.0 million.

     The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, its sales, marketing and administrative activities, working capital and capital expenditures relating to developing and expanding the Company's manufacturing operations. At December 31, 1997, the Company's principal source of liquidity was $28.7 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and the timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, the procurement and enforcement of patents important to the Company's business, the results of product trials and competition.

     The Company believes that its available cash and cash from operations, together with the proceeds of its follow-on public offering, which was completed on March 3, 1998, will be sufficient to satisfy its funding requirements for current operations for the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may need to raise additional capital to continue funding its research and development activities, scaling up its manufacturing activities and expanding its sales and marketing force. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1997, the Company had a net operating loss ("NOL") carryforward of approximately $59.5 million and approximately $1.1 million of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2011. The Company's acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOLs incurred prior to the merger that it may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable. In addition, the Company believes that its follow-on public offering of Common Stock in March 1998 resulted in a further "change of ownership." The Company does not believe that either of these limitations will affect the eventual utilization of its total NOL carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company does not expect the adoption of any standards recently issued by the Financial Accounting Standards Board to have a material impact on the Company's financial position or results of operations.

YEAR 2000 CONVERSION

     The Company does not believe that the year 2000 conversion will have a material adverse effect on its business. However, the Company has established procedures to identify, evaluate and implement any necessary changes to computer systems and applications. The Company is coordinating these activities with suppliers, distributors, financial institutions and others with whom it does business.

SUBSEQUENT EVENTS

 Follow-On Public Offering

     On March 3, 1998 the Company completed its follow-on public offering of 5,750,000 shares of common stock (including 500,000 shares offered by a stockholder of the Company and an exercised underwriters' over-allotment option for 750,000 shares) at a price of $9.875 per share, providing the Company with net proceeds of approximately $49.0 million, after deducting underwriting discounts and commissions of approximately $3.1 million and offering costs of approximately $350,000.

 Acquisition of Sensor Devices, Inc. ("SDI")

     On March 6, 1998 the Company completed its acquisition of all of the outstanding shares of SDI, a privately held company that manufactures, markets and distributes a line of medical sensor products used in monitoring the vital signs of veterinary patients, in exchange for 622,000 shares of the Company's common stock valued at approximately $9.0 million. The acquisition has been accounted for as a pooling-of-interests and, accordingly, in the future the consolidated financial statements of the Company will be restated to include the accounts of SDI for all periods presented.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Disclosures under this item are not required for the current period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Public Accountants  ...............................................................  38
Consolidated Balance Sheets as of December 31, 1996 and 1997  ...........................................  39
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997  .............  40
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997  ...  41
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997  .............  42
Notes to Consolidated Financial Statements  .............................................................  43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Heska Corporation:

  We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Denver, Colorado
January 16, 1998

                       HESKA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                   ASSETS
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  6,609  $ 10,673
  Marketable securities....................................   17,091    18,073
  Accounts receivable, net.................................      749     4,374
  Inventories, net.........................................    4,430     8,510
  Other current assets.....................................      334     1,182
                                                            --------  --------
    Total current assets...................................   29,213    42,812
Property and equipment, net................................    8,209    15,814
Intangible assets, net.....................................    3,480     5,475
Restricted marketable securities and other assets..........    1,267     1,147
                                                            --------  --------
    Total assets........................................... $ 42,169  $ 65,248
                                                            ========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,634  $  5,570
  Accrued liabilities......................................      940     1,522
  Deferred revenue.........................................    1,413       284
  Current portion of capital lease obligations.............      464       600
  Current portion of long-term debt........................      807     3,292
                                                            --------  --------
    Total current liabilities..............................    5,258    11,268
Capital lease obligations, less current portion............    1,459     1,620
Long-term debt, less current portion.......................    2,942     8,575
Accrued pension liability..................................      127       113
                                                            --------  --------
    Total liabilities......................................    9,786    21,576
                                                            --------  --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 25,000,000
   shares authorized; 10,459,999 and no shares issued and
   outstanding, with an aggregate liquidation preference of
   $62,588 and none, respectively..........................   62,588       --
  Common stock, $.001 par value, 40,000,000 shares autho-
   rized; 1,021,645 and 18,854,015 shares issued and out-
   standing, respectively..................................        1        19
  Additional paid-in capital...............................    1,067   113,091
  Deferred compensation....................................     (879)   (1,713)
  Stock subscription receivable from officers..............     (118)     (158)
  Cumulative translation adjustment........................      --          1
  Accumulated deficit......................................  (30,276)  (67,568)
                                                            --------  --------
    Total stockholders' equity.............................   32,383    43,672
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 42,169  $ 65,248
                                                            ========  ========

          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1995      1996      1997
                                                  -------  --------  --------
Revenues:
  Products, net.................................. $   --   $  8,013  $ 18,299
  Research and development.......................   2,230     1,946     2,578
                                                  -------  --------  --------
                                                    2,230     9,959    20,877
Costs and operating expenses:
  Cost of goods sold.............................     --      6,648    14,245
  Research and development.......................   6,031    14,038    19,990
  Selling and marketing..........................     --      2,493     8,693
  General and administrative.....................     864     4,540    10,937
  Amortization of intangible assets and deferred
   compensation..................................     --      1,101     2,381
  Purchased research and development.............     --        --      2,399
                                                  -------  --------  --------
                                                    6,895    28,820    58,645
                                                  -------  --------  --------
Loss from operations.............................  (4,665)  (18,861)  (37,768)
Other income (expense):
  Interest income................................     172     1,356     1,571
  Interest expense...............................     (63)     (325)   (1,209)
  Other, net.....................................     (10)     (145)      114
                                                  -------  --------  --------
Net loss......................................... $(4,566) $(17,975) $(37,292)
                                                  =======  ========  ========
Pro forma basic net loss per share (unaudited)...          $  (1.35) $  (2.33)
                                                           ========  ========
Shares used to compute pro forma basic net loss
 per share (unaudited)...........................            13,307    16,033


        See accompanying notes to the consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                  PREFERRED STOCK   COMMON STOCK  ADDITIONAL                 STOCK     CUMULATIVE                  TOTAL
                  ----------------  -------------  PAID-IN     DEFERRED   SUBSCRIPTION TRANSLATION ACCUMULATED STOCKHOLDERS'
                  SHARES   AMOUNT   SHARES AMOUNT  CAPITAL   COMPENSATION  RECEIVABLE  ADJUSTMENT    DEFICIT      EQUITY
                  -------  -------  ------ ------ ---------- ------------ ------------ ----------- ----------- -------------
Balances, Decem-
ber 31, 1994        3,345  $ 8,878     613  $ 1    $     36    $   --        $ --         $--       $ (7,735)     $ 1,180
 Exercise of op-
 tions to pur-
 chase Common
 Stock for cash
 at $0.25-$0.35
 per share.......     --       --        9  --            3        --          --          --            --             3
 Issuance of Se-
 ries E Preferred
 Stock for can-
 cellation of in-
 debtedness, val-
 ued at $3.25 per
 share...........     196      638     --   --          --         --          --          --            --           638
 Issuance of Se-
 ries E Preferred
 Stock at $3.25
 per share.......   3,077   10,000     --   --          --         --          --          --            --        10,000
 Issuance of Com-
 mon Stock at
 $0.35 per share
 for stock sub-
 scription re-
 ceivable from
 officers........     --       --      297  --          104        --         (104)        --            --           --
 Interest on
 stock subscrip-
 tion receivable
 from officers...     --       --      --   --          --         --           (6)        --            --            (6)
 Net loss........     --       --      --   --          --         --          --          --         (4,566)      (4,566)
                  -------  -------  ------  ---    --------    -------       -----        ----      --------      -------
Balances, Decem-
ber 31, 1995.....   6,618   19,516     919    1         143        --         (110)        --        (12,301)       7,249
 Issuance of Se-
 ries E Preferred
 Stock in ex-
 change for the
 common stock of
 Diamond Animal
 Health, Inc.,
 valued at $8.40
 per share.......     842    7,072     --   --          --         --          --          --            --         7,072
 Grant of options
 to purchase Com-
 mon Stock.......     --       --      --   --            8        --          --          --            --             8
 Exercise of op-
 tions to pur-
 chase Common
 Stock for cash
 at $0.25-$0.35
 per share.......     --       --      103  --           37        --          --          --            --            37
 Issuance of Se-
 ries F Preferred
 Stock at $12.00
 per share.......   3,000   36,000     --   --          --         --          --          --            --        36,000
 Interest on
 stock subscrip-
 tion receivable
 from officers...     --       --      --   --          --         --           (8)        --            --            (8)
 Deferred compen-
 sation related
 to options......     --       --      --   --          879       (879)        --          --            --           --
 Net loss........     --       --      --   --          --         --          --          --        (17,975)     (17,975)
                  -------  -------  ------  ---    --------    -------       -----        ----      --------      -------
Balances, Decem-
ber 31, 1996.....  10,460   62,588   1,022    1       1,067       (879)       (118)        --        (30,276)      32,383
 Exercise of op-
 tions to pur-
 chase Common
 Stock for cash
 at $0.10-$5.00
 per share.......     --       --      398    1         142        --          --          --            --           143
 Issuance of Com-
 mon Stock at
 $1.20 per share
 for stock sub-
 scription re-
 ceivable from a
 director........     --       --       25  --           30        --          (30)        --            --           --
 Issuance of Pre-
 ferred Stock re-
 lated to busi-
 ness acquisi-
 tions, valued at
 $8.40-$12.00 per
 share...........     124    1,236     --   --          --         --          --          --            --         1,236
 Issuance of Com-
 mon Stock re-
 lated to busi-
 ness acquisi-
 tions, valued at
 $5.00-$13.50 per
 share...........     --       --      454  --        2,656        --          --          --            --         2,656
 Issuance of Com-
 mon Stock at
 $8.50 per share
 upon the
 Company's Ini-
 tial Public Of-
 fering, net.....     --       --    5,638    6      43,867        --          --          --            --        43,873
 Conversion of
 Preferred Stock
 into Common
 Stock upon the
 Company's Ini-
 tial Public Of-
 fering.......... (10,584) (63,824) 11,289   11      63,813        --          --          --            --           --
 Issuance of Com-
 mon Stock for
 services........     --       --        1  --          --         --          --          --            --           --
 Cashless exer-
 cise of warrants
 to purchase Com-
 mon Stock at
 $2.50 per
 share...........     --       --        5  --          --         --          --          --            --           --
 Issuance of Com-
 mon Stock under
 the Employee
 Stock Purchase
 Plan for cash at
 $7.23 per
 share...........     --       --       22  --          157        --          --          --            --           157
 Interest on
 stock subscrip-
 tion receivable
 from officers
 and a director..     --       --      --   --          --         --          (10)        --            --           (10)
 Foreign currency
 translation ad-
 justments.......     --       --      --   --          --         --          --            1           --             1
 Deferred compen-
 sation related
 to options......     --       --      --   --        1,359     (1,359)        --          --            --           --
 Amortization of
 deferred compen-
 sation..........     --       --      --   --          --         525         --          --            --           525
 Net loss........     --       --      --   --          --         --          --          --        (37,292)     (37,292)
                  -------  -------  ------  ---    --------    -------       -----        ----      --------      -------
Balances, Decem-
ber 31, 1997.....     --   $   --   18,854  $19    $113,091    $(1,713)      $(158)       $  1      $(67,568)     $43,672
                  =======  =======  ======  ===    ========    =======       =====        ====      ========      =======

          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1995      1996      1997
                                                    -------  --------  --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss........................................  $(4,566) $(17,975) $(37,292)
  Adjustments to reconcile net loss to cash used
   in operating activities:
    Depreciation and amortization.................      253     1,072     2,290
    Amortization of intangible assets and deferred
     compensation.................................      --      1,101     2,381
    Purchased research and development............      --        --      2,399
    Loss (gain) on disposition of assets..........       16        60      (156)
    Interest receivable on stock subscription.....      --         (8)      (10)
    Increase (decrease) in accrued pension liabil-
     ity..........................................      --         62       (14)
    Changes in operating assets and liabilities:
      Accounts receivable, net....................      --       (508)   (3,477)
      Inventories, net............................      --       (408)   (2,433)
      Other assets................................      (83)      (66)     (968)
      Contract receivable.........................    1,000       500       --
      Accounts payable............................       41       744     3,724
      Accrued liabilities.........................      --        265       359
      Deferred revenue............................     (386)      987    (1,129)
      Other.......................................      --        121        22
                                                    -------  --------  --------
        Net cash used in operating activities.....   (3,725)  (14,053)  (34,304)
                                                    -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash ac-
   quired.........................................      --       (478)   (2,714)
  Cash deposited in restricted cash account re-
   lated to Bloxham acquisition...................      --        --       (238)
  Purchase of marketable securities...............      --    (31,243)  (18,718)
  Purchase of restricted marketable securities....      --     (1,219)      --
  Proceeds from sale of marketable securities.....      --     14,152    18,342
  Proceeds from disposition of property and equip-
   ment...........................................      --        --        343
  Purchases of property and equipment.............     (348)   (5,232)   (6,140)
                                                    -------  --------  --------
        Net cash used in investing activities.....     (348)  (24,020)   (9,125)
                                                    -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..........        3        37    44,173
  Proceeds from borrowings........................      527     3,318     5,527
  Repayments of debt and capital lease obliga-
   tions..........................................     (169)   (1,500)   (2,201)
  Proceeds from issuance of preferred stock.......   10,000    36,000       --
                                                    -------  --------  --------
        Net cash provided by financing activi-
         ties.....................................   10,361    37,855    47,499
                                                    -------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........      --        --         (6)
                                                    -------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    6,288      (218)    4,064
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......      539     6,827     6,609
                                                    -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............  $ 6,827  $  6,609  $ 10,673
                                                    =======  ========  ========

          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  Heska Corporation (the "Company") discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. The Company operates two full scale United States Department of Agriculture and Food and Drug Administration licensed facilities which manufacture products for Heska and other companies. The Company also offers diagnostic products to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary. In May 1997, the Company reincorporated in Delaware.

  The Company continues to incur substantial net losses due principally to its research and development and sales and marketing activities. Cumulative net losses from inception of the Company in 1988 through December 31, 1997 have totaled $67.6 million.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

  Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. Cash equivalents consist of United States government obligations.

Marketable Securities and Restricted Investments

  The Company classifies its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses, if material, are included as a separate component of stockholders' equity.

  At December 31, 1996 and 1997, these securities had an aggregate amortized cost of $18.3 million and $18.7 million which approximated fair market value, a maximum maturity of approximately nine months and three years, respectively, and consisted entirely of U.S. government obligations. This included $1.2 million and $645,000 of restricted investments held as collateral for capital leases (see Note 4) and $17.1 million and $18.1 million of short-term marketable securities, respectively.

                      HESKA CORPORATION AND SUBSIDIARIES

  The estimated fair value of the Company's long-term debt instruments are based on borrowing rates that would be substantially equivalent to existing rates, therefore, there is no material difference in the fair value and the carrying value.

Inventories, net

  Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

  Inventories, net of provisions, consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1997
                                                                   ------ ------
      Raw materials............................................... $  885 $1,477
      Work in process.............................................  3,103  3,567
      Finished goods..............................................    442  3,466
                                                                   ------ ------
                                                                   $4,430 $8,510
                                                                   ====== ======

Property, Equipment and Intangible Assets

  Property and equipment are recorded at cost and depreciated on a straight-line or declining balance basis over the estimated useful lives of the related assets. Amortization of assets acquired under capital leases is included with depreciation expense on owned assets.

  Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense when incurred, and major renewals and improvements are capitalized.

  Intangible assets consist of various assets arising from business combinations and are amortized using the straight-line method over the period of expected benefit.

  The Company periodically reviews the appropriateness of the remaining life of its property, equipment and intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of these assets, the Company then assesses their overall recoverability by determining if the net book value can be recovered through undiscounted future operating cash flows. Absent any unfavorable findings, the Company continues to amortize and depreciate its property, equipment and intangible assets based on the existing estimated life.

  Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                 ESTIMATED    ----------------
                                                USEFUL LIFE    1996     1997
                                               -------------- -------  -------
      Land...................................       N/A       $   233  $   291
      Buildings..............................  10 to 20 years     453    1,811
      Machinery and equipment................   3 to 15 years   7,924   15,001
      Leasehold improvements.................   7 to 15 years   1,103    2,456
                                                              -------  -------
                                                                9,713   19,559
      Less accumulated depreciation and amor-
       tization..............................                  (1,504)  (3,745)
                                                              -------  -------
                                                              $ 8,209  $15,814
                                                              =======  =======

                      HESKA CORPORATION AND SUBSIDIARIES

  Intangible assets consist of the following (in thousands):


                                                                DECEMBER 31,
                                                   ESTIMATED   ----------------
                                                  USEFUL LIFE   1996     1997
                                                 ------------- -------  -------
      Take-or-pay contract......................   37 months   $ 3,873  $ 3,873
      Customer lists and market presence........    7 years        --     2,848
      Other intangible assets................... 2 to 10 years     707    1,700
                                                               -------  -------
                                                                 4,580    8,421
      Less accumulated amortization.............                (1,100)  (2,946)
                                                               -------  -------
                                                               $ 3,480  $ 5,475
                                                               =======  =======

  The take-or-pay contract resulted from the acquisition of Diamond Animal Health ("Diamond") in April 1996. The customer lists and market presence resulted from the Company's 1997 acquisitions (see Note 3). The remaining intangible assets resulted from the acquisitions of certain lines of business and assets in 1996 and 1997 (see Note 3).

Revenue Recognition

  Product revenues are recognized at the time goods are shipped to the customer, with an appropriate provision for returns and allowances.

  The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition related to payments received during the current year for research activities to be performed in the following year.

Cost of Sales

  Royalties payable in connection with certain research and development agreements (see Note 8) are reflected in cost of sales as incurred.

Unaudited Pro Forma Basic Net Loss Per Share

  Due to the automatic conversion of all shares of convertible preferred stock into common stock following the closing of the Company's initial public offering (the "IPO"), historical basic net loss per common share is not considered meaningful as it would differ materially from the pro forma basic net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

  Pro forma basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is not presented as the effect of common equivalent shares from stock options and warrants is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), common stock and common stock equivalent shares issued by the Company during the 12 months immediately preceding the filing of the IPO, plus shares which became issuable during the same period as a result of the granting of options to purchase common stock, have been included in the calculation of basic weighted average number of shares of common stock as if they were outstanding for all periods presented (using the treasury stock method). Accordingly, only those common stock and common stock equivalent shares issued during the 12 months immediately preceding the filing of the IPO have been included in the computation of pro forma basic net loss per common share. In addition, the Company has assumed the conversion of convertible preferred stock issued into common stock for all periods presented.

                      HESKA CORPORATION AND SUBSIDIARIES

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share in 1997. The adoption of SFAS No. 128 had no effect on previously reported unaudited pro forma net loss per share. The following table shows the reconciliation of the numerators and denominators of the pro forma basic net loss per share computations as required under SFAS No. 128 (in thousands, except per share amounts):

                                               FOR THE YEAR ENDED DECEMBER 31,
                                                            1996
                                             -----------------------------------
                                               INCOME       SHARES     PER-SHARE
                                             (NUMERATOR) (DENOMINATOR)  AMOUNT
                                             ----------- ------------- ---------
   Weighted average common shares outstand-
    ing (actual)...........................        N/A         938         N/A
   Assumed conversion of preferred stock
    from original date of issuance.........        N/A      11,183         N/A
   Effect of common stock and common stock
    equivalents issued within one year
    prior to IPO (SAB 83)..................        N/A       1,186         N/A
                                                            ------
   Pro forma basic net loss per share......   $(17,975)     13,307      $(1.35)
                                              ========      ======      ======

                                               FOR THE YEAR ENDED DECEMBER 31,
                                                            1997
                                             -----------------------------------
                                               INCOME       SHARES     PER-SHARE
                                             (NUMERATOR) (DENOMINATOR)  AMOUNT
                                             ----------- ------------- ---------
   Weighted average common shares outstand-
    ing (actual)...........................        N/A       9,570         N/A
   Assumed conversion of preferred stock
    from original date of issuance.........        N/A       5,870         N/A
   Effect of common stock and common stock
    equivalents issued within one year
    prior to IPO (SAB 83)..................        N/A         593         N/A
                                                            ------
   Pro forma basic net loss per share......   $(37,292)     16,033      $(2.33)
                                              ========      ======      ======

--------

N/A=Not applicable

Foreign Currency Translation

  The functional currencies of the Company's foreign subsidiaries are the Pound Sterling ("(Pounds)") for Bloxham Laboratories Limited ("Bloxham") and the Swiss Franc ("CHF") for the others (See Note 3). Assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e. transaction gains and losses) are recognized in current operations. To date, the Company has not entered into any forward contracts or hedging transactions.


3. BUSINESS ACQUISITIONS

  The Company's acquisitions have all been accounted for under the purchase method of accounting and, accordingly, the operating results of these acquisitions are included in the Company's consolidated results of operations from their respective dates of acquisition.

  During the year ended December 31, 1997, the Company completed a number of acquisitions, including: the February 1997 acquisition of all of the capital stock of Bloxham, a clinical reference laboratory located in the United Kingdom; the July 1997 purchase of the allergy immunotherapy products business of Center Laboratories' Allergy Business ("Center"), a Food and Drug Administration and United States Department of

                      HESKA CORPORATION AND SUBSIDIARIES

Agriculture licensed manufacturer of allergy immunotherapy products, including allergenic extracts, located in Port Washington, New York; the September 1997 acquisition of all of the outstanding shares of capital stock of CMG Centre Medical des Grand'Places SA ("CMG"), a Swiss corporation which manufactures and markets allergy diagnostic products for use in veterinary and human medicine primarily in Europe and Japan; the May 1997 acquisition of all of the capital stock of a privately held development stage company specializing in allergy research; and the October 1997 purchase of certain assets related to product formulas and packaging technology.

  These transactions were valued at a total of approximately $10.5 million and were consummated by issuing 124,000 shares of Preferred Stock valued at approximately $1.2 million and 453,500 shares of Common Stock valued at approximately $2.7 million, assuming approximately $3.8 million in debt, and approximately $2.7 million cash, including transaction expenses, net of cash acquired.

  The excess purchase price over fair value of the net tangible assets acquired was approximately $6.2 million, of which $2.4 million was allocated to purchased research and development and $3.8 million was allocated to intangible assets. The total purchase price of the acquisitions was allocated as follows (in thousands):

      Cash............................................................. $    99
      Other current assets.............................................   2,061
      Property and equipment...........................................   3,030
      Purchased research and development...............................   2,399
      Intangible assets................................................   3,841
                                                                        -------
                                                                         11,430
      Less liabilities assumed:
       Current liabilities.............................................    (734)
       Long-term liabilities...........................................    (207)
                                                                        -------
                                                                           (941)
                                                                        -------
      Total value of acquisitions...................................... $10,489
                                                                        =======

  The following unaudited pro forma summary presents the consolidated revenues, net loss and pro forma basic net loss per share as if the Company's 1996 and 1997 acquisitions had been consummated as of January 1, 1996, based on unaudited financial statements provided by the respective sellers (in thousands, except per share amounts):

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           ------------------
                                                             1996      1997
                                                           --------  --------
                                                              (UNAUDITED)
      Revenues............................................ $ 21,770  $ 23,258
                                                           ========  ========
      Net loss............................................ $(23,946) $(36,315)
                                                           ========  ========
      Pro forma basic net loss per share.................. $  (1.73) $  (2.24)
                                                           ========  ========
      Shares used to compute pro forma basic net loss per
       share..............................................   13,831    16,239

  The pro forma results give effect to certain adjustments, including amortization of intangibles, increased interest costs associated with assumption of debt, and additional depreciation and amortization expenses due to increased book basis of the property and equipment. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of 1996, or of the results which may occur in the future.

                      HESKA CORPORATION AND SUBSIDIARIES

4. CAPITAL LEASE OBLIGATIONS

  The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 1996 and 1997, the Company had capitalized machinery and equipment under capital leases of approximately $2.0 million and $3.1 million, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2002, at interest rates ranging from 4.05% to 20.00% per annum. The equipment under the capital leases serves as security for the leases.

  The Company has a capital lease with a commercial bank which requires the Company to pledge cash or investments as additional collateral for the lease. The lease agreement, which has a borrowing limit of $2.0 million calls for a collateral balance equal to 50% and 25% of the borrowed amount when the Company's annual revenues reach $18.0 million and $28.0 million respectively. The lease also requires the Company to maintain minimum levels of cash and cash equivalent balances throughout the term of the lease. As of December 31, 1996 and 1997, the Company was in compliance with all covenants of the master lease and held restricted U.S. Treasury Bonds of approximately $1.2 million and $645,000 as additional collateral under the lease, respectively.

  The future annual minimum required payments under capital lease obligations as of December 31, 1997 were as follows (in thousands):

      YEAR ENDING
      DECEMBER 31,
      ------------
       1998............................................................. $  761
       1999.............................................................    634
       2000.............................................................    576
       2001.............................................................    568
       2002.............................................................     65
                                                                         ------
          Total minimum lease payments..................................  2,604
          Less amount representing interest.............................   (384)
                                                                         ------
          Present value of net minimum lease payments...................  2,220
          Less current portion..........................................   (600)
                                                                         ------
            Total long-term capital lease obligations................... $1,620
                                                                         ======

                       HESKA CORPORATION AND SUBSIDIARIES

5. LONG-TERM DEBT AND NOTES PAYABLE

  Long term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1997
                                                                ------  ------
Heska and Diamond obligations:
  Equipment financing due in monthly installments of $184
   through November 2001, and final payments totaling $979 due
   March 2000 through December 2001, with stated interest rates between 14.0% and 18.1%, secured by certain equipment and
   fixtures.................................................... $1,689  $5,551
Center obligations:
  Promissory note to EM Industries (see Note 3) due in July
   2000, with quarterly interest payments at a stated interest
   rate of prime (8.5% at December 1997) plus 3/4%.............    --    3,464
Diamond obligations:
  9.5% real estate mortgage to Hartford-Carlisle Bank due in monthly installments of $3 and a final payment of the unpaid principal balance and accrued interest of $59 in October
   2004........................................................    214     201
  Term note to Iowa Business Growth guaranteed by the Small
   Business Administration ("SBA"), due in monthly installments of approximately $3 through July 2004, including interest at
   prime (8.5% at December 1997) plus 0.7%.....................    169     152
  Promissory note to the Iowa Department of Economic
   Development ("IDED"), due in annual installments of $15
   through June 2004, with the remaining $125 forgivable in
   March 1999 based upon levels of employment at Diamond, with a stated interest rate of 3.0% and a 9.5% imputed interest rate, net of an unamortized discount of $39 and $34,
   respectively................................................    189     183
  Promissory note to the City of Des Moines, due in monthly
   installments of $2 through May 2004, with a stated interest rate of 3.0% and a 9.5% imputed interest rate, net of an
   unamortized discount of $26 and $23, respectively...........    128     112
  10.0% promissory notes, due in quarterly installments of $50
   through March 1999, with the balance due March 1999.........    498     348
  Unsecured promissory note to customer, due in monthly
   installments of $25 through June 1999, with no stated
   interest rate and a 9.5% imputed interest rate, net of an
   unamortized discount of $82 and $30, respectively...........    655     407
  $1,000 commercial bank line of credit, due October 1998, with monthly interest payments, with a stated interest rate of
   10.5%.......................................................    --      667
Heska obligations:
  Promissory notes to former Bloxham shareholders (see Note 3)
   due in semi-annual interest payments through February 2007, due on demand in whole or in part at any time after February
   18, 1998 in increments of (Pounds)1 together with accrued
   interest, with a stated interest rate of 4.5%, denominated
   in pounds sterling..........................................    --      329
  Promissory note to Bioproducts, paid in full in 1997.........    207     --
Bloxham obligations:
  Real estate mortgage due in monthly principal payments of
   (Pounds)1 and quarterly interest payments through December
   2006, with a stated interest rate of a bank's base rate
   (7.25% at December 1997) plus 2.75%, denominated in pounds
   sterling....................................................    --      117
  (Pounds)100 commercial bank line of credit, due January 1999, with semi-annual interest payments, with a stated interest
   rate of LIBOR (5.7% at December 1997) plus 4.0%.............    --      165
CMG obligations:
  CHF400 commercial bank line of credit, due upon demand, with quarterly interest payments, with a stated interest rate of
   5.5%, plus 0.25% per quarter................................    --      171
                                                                ------  ------
                                                                 3,749  11,867
Less installments due within one year..........................   (807) (3,292)
                                                                ------  ------
                                                                $2,942  $8,575
                                                                ======  ======

                      HESKA CORPORATION AND SUBSIDIARIES

  The SBA, IDED, City of Des Moines and 10.0% promissory notes are secured by a first security interest in essentially all assets of Diamond except assets acquired through capital leases, and are included as cross-collateralized obligations by the respective lenders. These notes, along with the unsecured note to the customer, were assumed as a result of the 1996 Diamond acquisition. The $1.0 million commercial bank line of credit requires Diamond to maintain a minimum net worth of $3.5 million.

  One of the Company's Swiss subsidiaries also has a CHF 250,000 line of credit with a stated interest rate of 5.5%, plus 0.25% per quarter. There were no borrowings against this credit facility as of December 31, 1997.

  The Company's other debt instruments are secured by the assets of the respective subsidiaries and general corporate guarantees by Heska Corporation.

  As of December 31, 1997, the Company was in compliance with all covenants of the debt agreements.


  Maturities of long-term debt and notes payable as of December 31, 1997 were as follows (in thousands):

      YEAR ENDING
      DECEMBER 31,
      ------------
       1998............................................................. $ 3,292
       1999.............................................................   2,037
       2000.............................................................   5,265
       2001.............................................................     800
       2002.............................................................      85
       Thereafter.......................................................     388
                                                                         -------
                                                                         $11,867
                                                                         =======

6. ACCRUED PENSION LIABILITY

  Diamond has a noncontributory defined benefit pension plan covering all employees who have met the eligibility requirements. The plan provides monthly benefits based on years of service which are subject to certain reductions if the employee retires before reaching age 65. Diamond's funding policy is to make the minimum annual contribution that is required by applicable regulations. Effective October 1992, Diamond froze the plan, restricting new participants and benefits for future service.

  Net pension cost for Diamond's defined benefit pension plan consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
      Interest cost on projected benefit obligation............. $   55  $   74
      Actual return on plan assets..............................     14     (96)
      Net amortization and deferral.............................    (70)     28
                                                                 ------  ------
          Net periodic pension cost............................. $   (1) $    6
                                                                 ======  ======

  The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets (in thousands):

                                                                DECEMBER 31,
                                                               ---------------
                                                                1996    1997
                                                               ------  -------
      Actual present value of benefit obligations:
      Vested benefit obligation..............................  $1,089  $ 1,117
      Accumulated benefit obligation.........................  $1,089  $ 1,117
      Projected benefit obligation...........................  $1,089  $ 1,117
      Less: plan assets, consisting primarily of bonds and
       commercial mortgage notes.............................    (962)  (1,004)
                                                               ------  -------
      Projected benefit obligation in excess of plan assets..  $  127  $   113
                                                               ======  =======

                      HESKA CORPORATION AND SUBSIDIARIES

  Assumptions used by Diamond in the determination of the pension plan information consisted of the following:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
      Discount rate.............................................   7.00%   7.00%
      Expected long-term ratio of return on plan assets.........   7.75%   7.75%

7. INCOME TAXES

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As of December 31, 1997 the Company had approximately $59.5 million of net operating loss ("NOL") carryforwards for income tax purposes and approximately $1.1 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2011. The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carryforwards.

  The acquisition of Diamond was completed on a tax free basis. Accordingly, the basis of the assets for financial reporting purposes exceeds the basis of the assets for income tax purposes. The Company has recorded a deferred tax liability related to this basis difference. As the Company had previously recorded a valuation allowance against its deferred tax assets, the Company reduced its valuation allowance in an amount equal to the deferred tax liability at the date of the merger.

  The Company's NOLs represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

  Deferred tax assets and liabilities consist of the following (in thousands):

                                             DECEMBER 31,          DECEMBER 31,
                                                 1996     CHANGES      1997
                                             ------------ -------  ------------
      Deferred tax assets:
        Research and development credits....   $    731   $   417    $ 1,148
        Inventory valuation and reserves....         71       136        207
        Deferred revenue....................         90       (52)        38
        Pension liability...................         49        (6)        43
        Accrued compensation................        122        (1)       121
        Amortization of intangible assets...         86       132        218
        Other...............................         11        22         33
        Net operating loss carryforwards....     10,317    12,450     22,767
                                               --------   -------    -------
                                                 11,477    13,098     24,575
        Less valuation allowance............    (10,818)  (13,064)   (23,882)
                                               --------   -------    -------
                                                    659        34        693
      Deferred tax liability:
        Property and equipment..............       (659)      (34)      (693)
                                               --------   -------    -------
                                                   (659)      (34)      (693)
                                               --------   -------    -------
          Net deferred taxes................   $    --    $   --     $   --
                                               ========   =======    =======

                      HESKA CORPORATION AND SUBSIDIARIES

8. RESEARCH AND DEVELOPMENT AGREEMENTS

  In June 1994, the Company entered into agreements with Bayer AG ("Bayer"), a pharmaceutical company, pursuant to which Bayer is funding and assisting in the development of certain technologies. In return, the Company granted Bayer the option to license the technologies to manufacture certain products for sale, as well as the right to distribute for all parts of the world, except Japan and East Asia. To the extent the Company is determined to have manufacturing capabilities, under the terms of the agreement, Bayer will be required to purchase its requirements for such products from the Company.

  In exchange for the above, Bayer agreed to provide research funding to the Company, of which $1.5 million was received in 1995, $500,000 in 1996 and $550,000 in 1997. The Company expects to receive periodic research payments until June 1999 as the related expenses are incurred and specified milestones are reached. In connection with this contract, the Company recognized research revenue of $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 1995, 1996 and 1997, respectively.

  Additionally, the Company will receive royalties based on a percentage of any net sales of products developed under the agreements not manufactured by the Company.

  Bayer may terminate the agreement for convenience at any anniversary, with 90 days notice, in which case, the product rights revert to the Company. In the event of such a termination, the Company would be required to pay Bayer a royalty at a modest rate on net sales of these products exceeding a specified threshold. The total amount of this royalty would not exceed the amount of research funding provided by Bayer.

  In January 1993, the Company entered into an agreement with Eisai Co., Ltd. ("Eisai") pursuant to which Eisai obtained the exclusive right to market certain products in Japan and East Asia. Under the terms of the agreement, the Company is to receive periodic payments for support of research, one half of which is only to be received upon completion of certain milestones. The Company recognized $337,000 as research and development revenue for the year ended December 31, 1995 related to this agreement. No revenue was recognized for the years ended December 31, 1996 or 1997. Although the agreement does not expire until 2008, Eisai may terminate its research support for any product with 90 days written notice.

  In October 1996, the Company and Diamond entered into three related agreements with a pharmaceutical company concerning the research, development, licensing, manufacturing and marketing of certain products. Under the research and development agreement, Diamond granted a non-exclusive, royalty-free, paid-up right and license to develop, manufacture and market certain of its bovine products. In return, the pharmaceutical company agreed to fund certain research costs associated with the development of these products, subject to the achievement of certain milestones. In connection with this research funding, the Company recognized research and development revenue of $210,000 during the fourth quarter of 1996 and $1.1 million for the year ended December 31, 1997. As additional consideration, the Company received an exclusive, royalty-free, worldwide license for certain feline biological vaccines. The Company also has a three-year agreement with the pharmaceutical company for the manufacture of these feline vaccines.

  The Company estimates its future cash flows from its existing research and development contracts, subject to scheduled completion of specified milestones, are as follows (in thousands):

           YEAR ENDING
           DECEMBER 31,
           ------------
            1998...................................... $1,195
            1999......................................    925
            2000......................................    600
                                                       ------
                                                       $2,720
                                                       ======

                      HESKA CORPORATION AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

  The Company holds certain rights to market and manufacture all products developed under certain research and development agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the year ended December 31, 1997, $15,000 in royalties became payable under these agreements.

  In connection with an equity investment by a pharmaceutical firm in April 1996 (see Note 10)(the "Investor"), the Company granted the Investor the rights, co-exclusive with the Company's rights, to market two products under development by the Company, the flea control vaccine and feline heartworm vaccine. The Company and the Investor have a revenue sharing arrangement for net sales of these products through the year 2005.

  In addition to the marketing agreements described above, the Company entered into a pharmaceutical screening cooperation agreement with the Investor, pursuant to which the two parties may enter into joint development arrangements to develop pharmaceutical and vaccine products. In addition, to the extent that the Company decides to grant a license to any third party for any products or technology for companion or food animal applications, the Investor must be offered first right to negotiate to acquire such license.

  In connection with the acquisition of Center (see Note 3), the Company entered into a sales and marketing agreement with a domestic distribution company which grants the right to the distribution company to market and sell Center's allergenic extracts for human use. The agreement expires in December 2002, with sales commission rates which vary from 20 to 25%.

  The Company contracts with various parties that conduct research and development on the Company's behalf. In return, the Company generally receives the right to commercialize any products resulting from these contracts. In the event the Company licenses any technology developed under these contracts, the Company will generally be obligated to pay royalties at specified percentages of future sales of products utilizing the licensed technology.

  The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 1997 as follows (in thousands):

           YEAR ENDING
           DECEMBER 31,
           ------------
            1998...................................... $1,438
            1999......................................  1,224
            2000......................................  1,040
            2001......................................    859
            2002......................................    804
            Thereafter................................  1,498
                                                       ------
                                                       $6,863
                                                       ======

  The Company had rent expense of $208,000, $564,000 and $1.3 million in 1995, 1996 and 1997, respectively.

                      HESKA CORPORATION AND SUBSIDIARIES

10. CAPITAL STOCK

Preferred Stock

  Preferred stock consisted of the following until July 1997 when the Company completed a public offering and converted all of the outstanding shares of Series A, B, C, D, E and F Preferred Stock into 11,289,388 shares of Common
Stock:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1996    1997
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Series A, $.001 par value, 300,000 shares authorized; 300,000 and no shares issued and outstanding, converted into Common
    Stock in connection with the IPO............................  $   300 $  --
   Series B, $.001 par value, 250,000 shares authorized; 250,000 and no shares issued and outstanding, respectively,
    converted into Common Stock in connection with the IPO......      500    --
   Series C, $.001 par value, 1,346,400 shares authorized;
    1,340,000 and no shares issued and outstanding,
    respectively, converted into Common Stock in connection with
    the IPO.....................................................    3,350    --
   Series D, $.001 par value, 824,992 shares authorized; 800,000 and no shares issued and outstanding, respectively,
    converted into Common Stock in connection with the IPO......    2,600    --
   Series E, $.001 par value, 5,100,000 shares authorized;
    4,769,999 and no shares issued and outstanding,
    respectively, converted into Common Stock in connection with
    the IPO.....................................................   19,838    --
   Series F, $.001 par value, 3,000,000 shares authorized;
    3,000,000 and no shares issued and outstanding,
    respectively, converted into Common Stock in connection with
    the IPO.....................................................   36,000    --
                                                                  ------- ------
                                                                  $62,588 $  --
                                                                  ======= ======

  In 1996, the Company increased the total authorized number of preferred shares to 25,000,000. Preferred stock may be issued in one or more series with rights and dividend preferences determined by the board of directors.

  In April 1996, the Company issued 3,000,000 shares of its Series F preferred stock to a pharmaceutical firm (the "Investor") at $12.00 per share. In connection with this equity investment, the Company and the Investor signed certain joint marketing, pharmaceutical screening and product development agreements. As a result of the agreements between the Company and the Investor, the Investor was granted first right of refusal to negotiate for future distribution of certain products. In addition, the two parties will participate with royalty rights on sales of specified products (see Note 9).

Common Stock

  In July 1997, the Company completed its IPO of 5,637,850 shares of Common Stock (including an underwriters' over-allotment option exercised for 637,850 shares) at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Upon closing of the IPO, all of the outstanding shares of Series A, B, C, D, E and F Preferred Stock were automatically converted into 11,289,388 shares of Common Stock.

                      HESKA CORPORATION AND SUBSIDIARIES

  The Company has granted stock purchase rights to acquire 322,000 shares of common stock to key executives pursuant to the 1994 Key Executive Stock Plan. As of December 31, 1997, executives had exercised all of these stock purchase rights by executing promissory notes payable to the Company. The fair market value of the underlying Common Stock equaled the exercise price on the date of grant and the date of exercise. The notes mature in six years, bear interest at 7.5% and are secured by a pledge of certain shares of the Company's Common Stock. Under the terms of the Key Executive Stock Plan, if the purchaser's relationship with the Company ceases for any reason within 48 months of the grant date, the Company may, within 90 days following termination, repurchase at the original exercise price all of the stock which has not vested. The stock vests ratably over a 48 month period. During the years ended December 31, 1996 and 1997, 170,350 and 250,834 shares had vested and been released from the purchase option, respectively.

Stock Option Plans

  The Company has a stock option plan which authorizes the grant of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. All shares remaining available for grant under the terminated plans were rolled into the 1997 Plan. The Board also increased the total number of shares of Common Stock reserved for issuance under the 1997 Plan to 3,495,254. The number of shares reserved for issuance under the plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of Common Stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance as of January 1, 1998 was 4,437,955.

  The stock options granted by the board of directors may be either incentive stock options ("ISO") or nonstatutory stock options ("NSO") and expire as determined by the board of directors. The purchase price for options under the plan may be no less than 100% of fair market value for ISOs or 85% of fair market value for NSOs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or 90 days following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, options granted will either be assumed by the surviving corporation or vest immediately.

Statement Of Financial Accounting Standards No. 123 ("SFAS 123")

  SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1995, 1996 and 1997, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                   1995       1996       1997
                                                ---------- ---------- ----------
      Risk-free interest rate..................      5.93%      6.12%      6.49%
      Expected lives........................... 3.30 years 3.11 years 4.93 years
      Expected volatility......................        80%        80%        72%
      Expected dividend yield..................         0%         0%         0%

                      HESKA CORPORATION AND SUBSIDIARIES

  To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested dependent upon the income level of the option holder. For measurement purposes, options have been segregated into three income groups, and estimated exercise behavior of option recipients varies from zero to one year from the date of vesting, dependent on income group (less highly compensated employees are expected to have shorter holding periods). All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma basic net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock has only recently been publicly traded, the expected market volatility was estimated for 1995 and 1996 using the estimated average volatility of four publicly held companies which the Company believes to be similar with respect to the markets in which they compete. Actual volatility of the Company's stock has been slightly lower than this estimate since the date of the Company's IPO and was used for 1997 computations. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

  The total fair value of options granted was computed to be approximately $1.2 million and $3.9 million for the years ended December 31, 1996 and 1997, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $367,000 and $1.8 million for 1996 and 1997, respectively.

  A summary of the Company's stock option plans is as follows:

                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                               1996                1997
                                        ------------------- -------------------
                                                   WEIGHTED            WEIGHTED
                                                   AVERAGE             AVERAGE
                                                   EXERCISE            EXERCISE
                                         OPTIONS    PRICE    OPTIONS    PRICE
                                        ---------  -------- ---------  --------
Outstanding at beginning of period..... 1,279,592  $0.2973  1,898,992  $0.6250
  Granted..............................   794,624  $1.1031  1,022,250  $3.6177
  Cancelled............................   (72,942) $0.4634    (96,017) $1.8866
  Exercised............................  (102,282) $0.3559   (398,340) $0.3579
                                        ---------           ---------
Outstanding at end of period........... 1,898,992  $0.6250  2,426,885  $1.8795
                                        =========           =========
Exercisable at end of period...........   850,662  $0.4049    983,977  $0.8951
                                        =========           =========

  The weighted average exercise prices and weighted average estimated fair value of options granted during the years ended December 31, 1996 and 1997 were as follows:

                                          YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                                     1996                        1997
                          -------------------------- ----------------------------
                                  WEIGHTED                     WEIGHTED
                                   AVERAGE  WEIGHTED            AVERAGE  WEIGHTED
                          NUMBER  ESTIMATED AVERAGE            ESTIMATED AVERAGE
                            OF      FAIR    EXERCISE NUMBER OF   FAIR    EXERCISE
                          OPTIONS   VALUE    PRICE    OPTIONS    VALUE    PRICE
                          ------- --------- -------- --------- --------- --------
Exercise price equal to
 estimated fair value...  133,523  $0.2400  $0.7147    167,400  $5.4622  $9.3684
Exercise price less than
 estimated fair value...  661,101   1.8223   1.2000    854,850   3.5078   2.4916
                          -------                    ---------
                          794,624  $1.5157  $1.1031  1,022,250  $3.8279  $3.6177
                          =======                    =========

  The Company recorded deferred compensation (as calculated under APB 25) of $879,000 as of December 31, 1996 and $1.4 million during the year ended December 31, 1997 based on the difference between the estimated fair value of the underlying common stock of $1.80 per share and $4.65 per share, respectively, and

                      HESKA CORPORATION AND SUBSIDIARIES
the relative weighted average exercise prices of options of $1.20 per share and $2.49 per share, respectively, for options to purchase 661,101 and 854,850 shares of Common Stock, respectively. Deferred compensation is being amortized over the applicable vesting periods, or 48 months. Amortization of deferred compensation totaled $525,000 in the year ended December 31, 1997. Amortization of deferred compensation during the year ended December 31, 1996 was not material.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               ------------------------------------- --------------------------
                 NUMBER OF      WEIGHTED
                  OPTIONS        AVERAGE    WEIGHTED                   WEIGHTED
               OUTSTANDING AT   REMAINING   AVERAGE  NUMBER OF OPTIONS AVERAGE
  EXERCISE      DECEMBER 31,   CONTRACTUAL  EXERCISE  EXERCISABLE AT   EXERCISE
   PRICES           1997      LIFE IN YEARS  PRICE   DECEMBER 31, 1997  PRICE
  --------     -------------- ------------- -------- ----------------- --------
$0.15               90,492        3.58      $ 0.1500       90,492      $ 0.1500
$0.25              156,258        5.48      $ 0.2500      156,258      $ 0.2500
$0.35              579,768        7.43      $ 0.3500      318,450      $ 0.3500
$1.20            1,036,156        8.72      $ 1.2000      347,384      $ 1.2000
$3.00              233,876        9.21      $ 3.0000       42,506      $ 3.0000
$5.00              168,235        9.37      $ 5.0000       21,645      $ 5.0000
$8.63-$12.50       146,850        9.60      $ 8.9131        7,127      $ 8.7591
$13.63-$14.50       15,250        9.83      $13,8154          115      $13.9477
                 ---------                                -------
$0.15-$14.50     2,426,885        8.17      $ 1.8795      983,977      $ 0.8951
                 =========                                =======

Employee Stock Purchase Plan (the "ESPP")

  Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who work at least 20 hours per week are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six month measurement periods ending July 30 and December 31.

  The Company has computed the fair values of stock purchased under the ESPP in 1997, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                          1997
                                                                         -------
      Risk-free interest rate...........................................  5.69%
      Expected lives.................................................... 2 years
      Expected volatility...............................................   72%
      Expected dividend yield...........................................   0%

  The total fair value of stock sold under the ESPP was computed to be approximately $103,000 for the year ended December 31, 1997 with a weighted-average fair value of the purchase rights granted of $4.73 per share. Pro forma stock-based compensation, net of the effect of forfeitures, was $103,000 in 1997 for the ESPP.

                      HESKA CORPORATION AND SUBSIDIARIES

Pro Forma Basic Net Loss per Share under SFAS 123

  If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
      Net loss:
        As reported.............................. $ (4,566) $(17,975) $(37,292)
                                                  ========  ========  ========
        Pro forma (unaudited).................... $ (4,604) $(18,342) $(39,101)
                                                  ========  ========  ========
      Pro forma basic net loss per share:
        As reported (unaudited)..................           $  (1.35) $  (2.33)
                                                            ========  ========
        Pro forma (unaudited)....................           $  (1.38) $  (2.44)
                                                            ========  ========

Stock Warrants

  The Company had issued warrants to purchase 6,400 shares of Series C preferred stock at an exercise price of $2.50 per share and 6,225 shares, 267 shares and 18,500 shares of Series D preferred stock at an exercise price of $3.25 per share in connection with certain leases discussed in Note 4. Upon the closing of the IPO, the rights were converted to warrants to purchase the Company's common stock at the original exercise prices. These warrants expire on November 7, 1998, June 7, 2002, December 30, 2002 and October 20, 2003, respectively. In September 1997, the Company issued 5,323 shares of common stock in exchange for the warrant for 6,400 shares at an exercise price of $2.50 per share in a cashless "net" exercise. No other warrants have been exercised as of December 31, 1997.

11. MAJOR CUSTOMERS

  The Company had sales of greater than 10% of total revenue to only one customer during the years ended December 31, 1996 and 1997. This customer, which represented 64% and 29% of total revenues, respectively, purchases vaccines from Diamond.

                      HESKA CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                             1995  1996   1997
                                                             ---- ------ ------
                                                               (IN THOUSANDS)
Cash paid for interest...................................... $ 55 $  331 $1,119
Non-cash investing and financing activities:
  Issuance of debt related to acquisitions..................  --     207  3,465
  Issuance of preferred stock and options to purchase common stock in exchange for the common stock of Diamond, net of
   cash acquired............................................  --   7,058    --
  Issuance of common and preferred stock related to acquisi-
   tions, net of cash
   acquired.................................................  --     --   3,892
  Reduction in future payment on debt to customer in ex-
   change for the granting of certain rights................  --   1,250    --
  Issuance of preferred stock in exchange for cancellation
   of indebtedness, including accrued interest..............  639    --     --
  Purchase of assets under direct capital lease financing...  416    --     894

13. GEOGRAPHIC SEGMENT REPORTING

  The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's two manufacturing facilities are located in North America.

  All revenues from research and development are earned in North America by Heska or Diamond. There have been no significant exports from North America or Europe.

  In 1997, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to foreign subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Prior to 1997, the Company had neither foreign subsidiaries, nor foreign revenues. Certain information by geographic area is as follows (in thousands):

                                                YEAR ENDED DECEMBER 31, 1997
                                              ----------------------------------
                                              NORTH AMERICA EUROPE  CONSOLIDATED
                                              ------------- ------  ------------
Product revenues, net........................   $ 16,075    $2,224    $ 18,299
Loss from operations.........................   $(37,187)   $ (581)   $(37,768)
Identifiable assets..........................   $ 63,379    $1,869    $ 65,248

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                   PART III

     Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference to the information in the section entitled "Election of Directors--Directors and Nominees for Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. Based on information provided by such persons to the Company, there were no compliance exceptions to this requirement in fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors--Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this section is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Novartis, a principal stockholder of the Company, has ongoing marketing rights to certain of the Company's products under development and is a party to a Screening and Development Agreement and Right of First Refusal Agreement with the Company. See "Business--Collaborative Agreements" for a description of these agreements. Novartis obtained such rights in connection with its purchase of the Company's Preferred Stock in April 1996 (which converted into Common Stock upon the closing of the Company's initial public offering), but did not make any separate payments for the rights.

     In May 1997, the Company acquired all of the outstanding capital stock of Astarix Institute, Inc. ("Astarix") in exchange for 70,000 shares of the Company's Series E Preferred Stock (which converted into Common Stock upon the closing of the Company's initial public offering) plus 376,000 shares of the Company's Common Stock. Charter Ventures II, L.P., a principal stockholder of the Company, was the only preferred stockholder of Astarix and received 70,000 shares of the Company's Series E Preferred Stock in this transaction.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     (1)  FINANCIAL STATEMENTS:

          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULES:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  EXHIBITS:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number        Notes  Description of Document
-------       -----  -----------------------
  4.2         (1)    First Amended Investors' Rights Agreement by and among
                     Registrant and certain stockholders of Registrant dated as of April 12, 1996.
  4.3         (1)    Form of warrant to purchase Series C Preferred Stock.
  4.4         (1)    Form of warrant to purchase Series D Preferred Stock.
  9.1         (1)    Voting Agreement by and among Registrant and certain
                     stockholders of Registrant, dated as of April 12, 1996.
  10.1+       (1)    Collaborative Agreement between Registrant and Eisai Co.,
                     Ltd. dated January 25, 1993.
  10.2+       (1)    Canine Heartworm Cooperation Agreement between Registrant
                     and Bayer AG dated as of June 10, 1994.
  10.3+       (1)    Feline Toxoplasmosis Cooperation Agreement between
                     Registrant and Bayer AG dated as of June 10, 1994.
  10.4+       (1)    Product Supply and License Agreement between Registrant and
                     Atrix Laboratories, Inc. dated May 1, 1995, as amended June
                     23, 1995.
  10.5+       (1)    Screening and Development Agreement between Ciba-Geigy
                     Limited and Registrant, dated as of April 12, 1996.
  10.6        (1)    Right of First Refusal Agreement between Ciba-Geigy Limited and Registrant, dated as of April 12, 1996.
  10.7        (1)    Marketing Agreement between Registrant and Ciba-Geigy
                     Limited dated as of April 12, 1996.
  10.8+       (1)    Marketing Agreement between Registrant and Ciba-Geigy
                     Corporation dated as of April 12, 1996.
  10.9+       (1)    Manufacturing and Supply Agreement between and among
                     Diamond Animal Health, Inc., Agrion Corporation, Diamond
                     Scientific Co. and Miles Inc. dated December 31, 1993 and
                     Amendment and Extension thereto dated September 1, 1995.

  10.10*      (1)    Employment Agreement between Registrant and Robert B.
                     Grieve dated January 1, 1994, as amended March 4, 1997.
  10.11*      (1)    Employment Agreement between Registrant and Fred M.
                     Schwarzer dated November 1, 1994, as amended March 4, 1997.
  10.12*      (1)    Employment Agreement between Registrant and R. Lee Seward
                     dated October 17, 1994.
  10.13*      (1)    Employment Agreement between Registrant and Louis G. Van
                     Daele dated April 14, 1996.
  10.14+      (2)    Supply Agreement between Registrant and Quidel Corporation dated July 3, 1997.
  10.15*      (1)    Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and Fred M. Schwarzer.
  10.16*      (1)    Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and R. Lee Seward.
  10.17*      (1)    Restricted Stock Purchase Agreement dated January 11, 1997 by and between Registrant and Denis H. Pomroy.
  10.18*      (1)    Form of Indemnification Agreement entered into between
                     Registrant and its directors and certain officers.
  10.19*      (1)    1997 Incentive Stock Plan of Registrant.
  10.20*      (1)    Forms of Option Agreement.
  10.21*      (1)    1997 Employee Stock Purchase Plan of Registrant.
  10.22       (1)    Lease Agreement dated March 8, 1994 between Sharp Point
                     Properties, LLC and Registrant.
  10.23       (1)    Lease Agreement dated as of June 27, 1996 between GB
                     Ventures and Registrant.
  10.24       (1)    Lease Agreement dated as of July 11, 1996 between GB
                     Ventures and Registrant.
  10.25       (1)    Lease Agreement dated as of December 31, 1993 between
                     Miles, Inc. and Diamond Animal Health, Inc., as amended
                     September 1, 1995.
  10.26*      (3)    Employment Agreement between Registrant and Guiseppe
                     Miozzari dated July 1, 1997.
  10.27*             Employment Agreement between Registrant and John A.
                     Shadduck dated January 27, 1997.
  21.1               Subsidiaries of the Company.
  23.1               Consent of Arthur Andersen LLP.
  24.1               Power of Attorney (see page 63 of this Form 10-K).
  27.1        (3)    Financial Data Schedule

          Notes
          -----
          * Indicates management contract or compensatory plan or arrangement.
          + Confidential treatment has been granted with respect to certain portions of these agreements.
          (1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-25767).
          (2) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
          (3) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-44835)


(b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.


                                    HESKA CORPORATION



                                    By /s/ FRED M. SCHWARZER
                                      ------------------------------------------
                                           Fred M. Schwarzer
                                           President and Chief Executive Officer



                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred M. Schwarzer, Robert B. Grieve, Deborah E. Robbins, William G. Skolout, Paul Hudnut and A. Lynn DeGeorge, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

              NAME                                    TITLE                          DATE
              ----                                    -----                          ----
 /s/ FRED M. SCHWARZER              President and Chief Executive Officer        March 23, 1998
----------------------------------  (Principal Executive Officer) and Director
        Fred M. Schwarzer

 /s/ WILLIAM G. SKOLOUT             Chief Financial Officer (Principal           March 23, 1998
----------------------------------  Financial and Accounting Officer)
        William G. Skolout

 /s/ A. BARR DOLAN                  Chairman of the Board                        March 23, 1998
----------------------------------
        A. Barr Dolan

 /s/ ROBERT B. GRIEVE, PH.D.        Chief Scientific Officer and Vice            March 23, 1998
----------------------------------  Chairman
        Robert B. Grieve, Ph.D.

 /s/ LYLE A. HOHNKE, PH.D.          Director                                     March 23, 1998
----------------------------------
        Lyle A. Hohnke, Ph.D.

 /s/ DENIS H. POMROY                Director                                     March 23, 1998
----------------------------------
        Denis H. Pomroy

 /s/ LYNNOR B. STEVENSON, PH.D.     Director                                     March 23, 1998
----------------------------------
        Lynnor B. Stevenson, Ph.D.

 /s/ GUY L. TEBBIT                  Director                                     March 23, 1998
----------------------------------
        Guy L. Tebbit