Form 10-Q
period 1998-03-31
HESKA CORP
filed 1998-05-15
CIK 1038133

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

   [_]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                        [X] Yes               [_]  No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 11, 1998 was 24,891,217

                               HESKA CORPORATION

                                   FORM 10-Q

                               QUARTERLY REPORT


                               TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----

                         PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............        1

            Condensed Consolidated Statements of Operations for the three months ended March 31, 1998
            and 1997......................................................................................        2

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998
            and 1997......................................................................................        3

            Notes to Condensed Consolidated Financial Statements..........................................        4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........        9


                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ............................................................................  Not Applicable

Item 2.     Changes in Securities and Use of Proceeds.....................................................       20

Item 3.     Defaults upon Senior Securities ..............................................................  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders ..........................................  Not Applicable

Item 5.     Other Information ............................................................................  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K .............................................................       20

Exhibit Index.............................................................................................       21

Signatures................................................................................................       22


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               HESKA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                  March 31,   December 31,
                                                                   1998           1997
                                                                -----------   ------------
Current assets:                                                 (unaudited)
  Cash and cash equivalents                                     $     7,925   $     10,679
  Marketable securities                                              58,224         18,073
  Accounts receivable, net                                            4,962          5,327
  Inventories, net                                                   13,103         10,562
  Other current assets                                                1,885          1,236
                                                                -----------   ------------
      Total current assets                                           86,099         45,877

Property and equipment, net                                          16,925         15,979
Intangible assets, net                                                5,480          6,009
Restricted marketable securities and other assets                       838          1,155
                                                                -----------   ------------
Total assets                                                    $   109,342   $     69,020
                                                                ===========   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $     6,373   $      6,425
  Accrued liabilities                                                 2,744          2,968
  Deferred revenue                                                    1,326            284
  Current portion of capital lease obligations                          611            600
  Current portion of long-term debt                                   5,572          4,137
                                                                -----------   ------------
      Total current liabilities                                      16,626         14,414

Capital lease obligations, less current portion                       1,572          1,620
Long-term debt, less current portion                                  8,095          9,021
Accrued pension liability                                               113            113
                                                                -----------   ------------
      Total liabilities                                              26,406         25,168
                                                                -----------   ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares authorized;
   24,827,578 and 19,491,022 shares issued and outstanding,
   respectively                                                          25             19
  Additional paid-in capital                                        167,134        118,448
  Deferred compensation                                              (1,760)        (1,967)
  Stock subscription receivable from officers                          (161)          (158)
  Cumulative translation adjustment                                       7              1
  Accumulated deficit                                               (82,309)       (72,491)
                                                                -----------   ------------
      Total stockholders' equity                                     82,936         43,852
                                                                -----------   ------------
      Total liabilities and stockholders' equity                $   109,342   $     69,020
                                                                ===========   ============

     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1998           1997
                                                       --------       --------
Revenues:
   Products, net                                       $  7,390       $  4,506
   Research and development                                 520            438
                                                       --------       --------
                                                          7,910          4,944
Costs and operating expenses:
   Cost of goods sold                                     4,811          3,409
   Research and development                               6,178          4,605
   Selling and marketing                                  3,090          1,937
   General and administrative                             3,000          2,650
   Amortization of intangible assets and
      deferred compensation                                 765            650
                                                       --------       --------
                                                         17,844         13,251
                                                       --------       --------
Loss from operations                                     (9,934)        (8,307)

Other income (expense):
   Interest income                                          575            296
   Interest expense                                        (470)          (216)
   Other, net                                                12            (30)
                                                       --------       --------
Net loss                                               $ (9,817)      $ (8,257)
                                                       ========       ========

Basic net loss per share                               $  (0.46)      $      -
                                                       ========       ========

Unaudited pro forma basic net loss per share           $      -       $  (0.64)
                                                       ========       ========

Shares used to compute basic net loss per share
   and unaudited pro forma basic net loss per share      21,233         12,814
                                                       ========       ========


     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                    Three Months Ended March 31,
                                                        1998            1997
                                                     ---------        --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net cash used in operating activities           $ (10,004)       $ (7,488)
                                                     ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired           (6)           (180)
 Cash deposited in restricted cash account related
  to Bloxham acquisition                                     -            (238)
 Additions to intangible assets                            (13)            (14)
 Purchase of marketable securities                     (54,988)              -
 Proceeds from sale of marketable securities            15,005           6,140
 Purchases of property and equipment                    (1,611)         (2,229)
                                                     ---------        --------
     Net cash provided by (used in) investing
       activities                                      (41,613)          3,479
                                                     ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                 48,693             609
 Proceeds from borrowings                                1,657           1,614
 Repayment of debt and capital lease obligations        (1,510)           (365)
                                                     ---------        --------
     Net cash provided by financing activities          48,840           1,858
                                                     ---------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     23               7
                                                     ---------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                   (2,754)         (2,144)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          10,679           6,630
                                                     ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   7,925        $  4,486
                                                     =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                               $     460        $    192
Non-cash investing and financing activities:
 Issuance of debt related to acquisitions                    -             320
 Issuance of common and preferred stock related to
   acquisitions, net of cash acquired                    6,997             648
 Purchase of assets under direct capital lease
   financing                                                 -             225



     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998 (UNAUDITED)



1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Heska Corporation (the "Company") discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. The Company operates two United States Department of Agriculture and Food and Drug Administration licensed facilities which manufacture products for Heska and other companies. The Company also offers diagnostic products to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary. In May 1997, the Company reincorporated in Delaware.

     In the first quarter of 1998 the Company added patient monitoring equipment to its product lines through its acquisition of Sensor Devices, Inc. ("SDI")(See
Note 4). The acquisition of SDI has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

     The Company continues to incur substantial net losses due principally to its research and development and sales and marketing activities. Cumulative net losses from inception of the Company in 1988 through March 31, 1998 have totaled $82.3 million.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to commercialize products that are currently under development and to successfully integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. During the period required to develop its products, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1997, included in the company's form 10-K filed with the Securities and Exchange Commission.

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

Revenue Recognition

     Revenues from products and services are recognized at the time goods are shipped to the customer, with an appropriate provision for returns and allowances.

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition of advance payments received during the current period until research activities are performed or development milestones are completed.

2.  UNAUDITED PRO FORMA BASIC NET LOSS PER SHARE

     The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company adopted in 1997. Also, the Company has adopted the guidance of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98 and related interpretations. Due to the automatic conversion of all shares of convertible preferred stock into common stock following the closing of the Company's initial public offering in July 1997 (the "IPO"), historical basic net loss per common share is not considered meaningful as it would differ materially from the pro forma net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

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

     Prior to the current period and pursuant to SEC SAB No. 83 rules, common stock and common stock equivalent shares issued by the Company during the 12 months immediately preceding the filing of the IPO, plus shares which became issuable during the same period as a result of the granting of options to purchase common stock ("SAB 83 Shares"), were included in the calculation of basic weighted average number of shares of common stock as if they were outstanding for all periods presented (using the treasury stock method), regardless of whether they were anti-dilutive. In February 1998 the SEC issued SAB No. 98 which replaced SAB 83 in its entirety. As a result, SAB 83 Shares which were originally included in the previously reported 1997 weighted average common shares outstanding have been excluded in the restated 1997 weighted average common shares outstanding. the effect of the adoption of SAB 98 was as follows:

                                                                                     For the Three Months Ended
                                                                                           March 31, 1997
                                                                                           --------------
Pro forma basic net loss per share as previously reported.......................                 $(0.60)

Impact Of adoption of SAB 98....................................................                  (0.04)
                                                                                                 ------
Unaudited pro forma basic net loss per share....................................                 $(0.64)
                                                                                                 ======


     The following table shows the reconciliation of the numerators and denominators of the basic net loss per share and pro forma basic net loss per share computations as required under SFAS No. 128 (in thousands, except per share amounts):


                                                                     For the Three Months Ended March 31, 1998
                                                                    ------------------------------------------
                                                                      Income          Shares        Per-Share
                                                                    (Numerator)    (Denominator)     Amount
                                                                    -----------    -------------    ---------
Weighted average common shares outstanding (actual)............          N/A              21,233        N/A
                                                                                          ------
Basic net loss per share.......................................        $ (9,817)          21,233      $ (0.46)
                                                                    ===========           ======     ========

                                                                     For the Three Months Ended March 31, 1997
                                                                    ------------------------------------------
                                                                      Income          Shares        Per-Share
                                                                    (Numerator)    (Denominator)     Amount
                                                                    -----------    -------------   -----------
Weighted average common shares outstanding (actual) ..........           N/A            1,631          N/A
Assumed conversion of preferred stock from original date
     of issuance..............................................           N/A           11,183          N/A
                                                                                       ------
Unaudited pro forma basic net loss per share..................         $ (8,257)       12,814        $ (0.64)
                                                                    ===========        ======      =========





3.  BALANCE SHEET INFORMATION

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories, net of provisions, consist of the following (in thousands):

                                March 31,                      December 31,
                                  1998                             1997
                                ---------                      ------------
Raw materials........            $ 3,351                         $ 2,652

Work in process......              4,401                           3,567

Finished goods.......              5,351                           4,343
                                 -------                         -------
                                 $13,103                         $10,562
                                 =======                         =======

4.  BUSINESS ACQUISITIONS

     Acquisition of Sensor Devices, Inc. ("SDI") - In March 1998 the Company completed its acquisition of all of the outstanding shares of SDI, a manufacturer of medical sensor products, in a transaction valued at approximately $8.9 million. The Company issued 639,622 shares of its common stock and also reserved an additional 147,898 shares of its common stock for issuance in connection with outstanding SDI options that were assumed by the Company in the merger. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

5.  FOLLOW-ON PUBLIC OFFERING

     In March 1998 the Company completed its follow-on public offering of 5,750,000 shares of common stock (including 500,000 shares offered by a stockholder of the Company and an exercised underwriters' over-allotment option for 750,000 shares) at a price of $9.875 per share, providing the Company with net proceeds of approximately $48.6 million, after deducting underwriting discounts and commissions of approximately $2.8 million and offering costs of approximately $400,000.

6.  MAJOR CUSTOMERS

     No customer accounted for more than 10% of total revenue during the three months ended March 31, 1998. The Company had sales of greater than 10% of total revenue to only one customer during the three months ended March 31, 1997. This customer, which represented 25% of total revenues, purchases animal vaccines from the Company's wholly-owned subsidiary, Diamond Animal Health, Inc. ("Diamond").

7.  GEOGRAPHIC SEGMENT REPORTING

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's manufacturing facilities are located in North America.

     All revenues from research and development are earned in North America by Heska or Diamond. There have been no significant exports from North America or Europe.

     In the three months ended March 31, 1998 and 1997 European subsidiaries did not purchase any products from North America for sale to European customers; however, Heska Corporation sold products directly to the Company's Italian distributor in the first quarter of 1998. Transfer prices to foreign subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is as follows (in thousands):

                               For the Three Months Ended March 31, 1998
                           -------------------------------------------------
                             North America      Europe        Consolidated
                             -------------      ------        ------------
Product revenues, net......   $   6,574         $   816          $   7,390

Loss from operations.......   $  (9,337)        $  (597)         $  (9,934)

Identifiable assets........   $ 104,869         $ 4,473          $ 109,342


                               For the Three Months Ended March 31, 1997
                           -------------------------------------------------
                             North America      Europe        Consolidated
                             -------------      ------        ------------
Product revenues, net.....    $   4,318         $   188          $   4,506

Loss from operations......    $  (8,282)        $   (25)         $  (8,307)





8. COMPREHENSIVE INCOME

     In the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report and display comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income (loss) are as follows (in thousands):

                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
                                                              1998                1997
                                                          -----------         ------------
Net loss...............................................   $   (9,817)         $    (8,257)

Change in foreign currency translation adjustments.....            6                    1
                                                          ----------          -----------
Total comprehensive income (loss)......................   $   (9,811)         $    (8,256)
                                                          ==========          ===========

PART I. FINANCIAL INFORMATION

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the word "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results" and throughout the Company's filings with the Securities and Exchange Commission, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred net losses since inception. As of March 31, 1998, the Company's accumulated deficit was $82.3 million.

     During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products.

     In 1997, the Company introduced 13 additional companion animal health products and expanded in the United States through the acquisition of Center Laboratories ("Center"), a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, NY, and internationally through the acquisitions of Bloxham Laboratories Limited ("Bloxham"), a veterinary diagnostic laboratory in Teignmouth, England and CMG Centre Medical des Grand'Places SA ("CMG"), in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan. Each of the Company's acquisitions prior to 1998 was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     In the first quarter of 1998 the Company added patient monitoring equipment to its product lines through its acquisition of Sensor Devices, Inc. ("SDI"). The acquisition of SDI qualified, and has been accounted for, as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

     The Company anticipates that it will continue to incur additional operating losses as it introduces new products, continues its research and development activities for products under development and integrates newly acquired businesses. There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. See "Factors that May Affect Results" below.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 and 1997

     Total revenues, which include product and research and development revenues, increased to $7.9 million in the first quarter of 1998 as compared to $4.9 million in the first quarter of 1997. Product revenues increased to $7.4 million in the first quarter of 1998 as compared to $4.5 million for the first quarter of 1997. The growth in revenue during the first quarter of 1998 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses. The Company completed its acquisition of SDI during the first quarter of 1998. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

     Revenues from sponsored research and development increased to $520,000 in the first quarter of 1998 from $438,000 in the first quarter of 1997. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources.

     Cost of goods sold totaled $4.8 million in the first quarter of 1998 as compared to $3.4 million in the first quarter of 1997. The resulting gross margin for the first quarter of 1998 increased to $2.6 million from $1.1 million in the first quarter of 1997, due primarily to increased product sales and manufacturing volumes.

     Research and development expenses increased to $6.2 million in the first quarter of 1998 from $4.6 million in the first quarter of 1997. The increase in 1998 is due primarily to increases in the level and scope of research and development activities for potential products to be marketed by the Company. The Company does not expect that significant increases in research and development expenses will be required to maintain its current research and development activities.

     Selling and marketing expenses increased to $3.1 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997. This increase reflects the expansion of the Company's sales and marketing organization as Heska introduced new products and added field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the marketplace.

     General and administrative expenses increased to $3.0 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997. The increase in the first quarter of 1998 resulted from the growth of accounting and finance, human resources, legal, administrative, information systems and facilities operations to support the Company's increased business, financing and financial reporting requirements. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $765,000 in the first quarter of 1998 from $650,000 in the first quarter of 1997. Amortization of intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions. Net intangible assets at March 31, 1998 and December 31, 1997 totaled $5.5 million and $6.0 million, respectively. The amortization of deferred compensation resulted in a non-cash charge to operations in the first quarter of 1998 of $206,000 as compared to $243,000 in the first quarter of 1997. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. The Company will incur a non-cash charge to operations of approximately $730,000, $629,000, $574,000 and $34,000 per year for 1998, 1999,
2000 and 2001, respectively, for amortization of deferred compensation.

     Interest income increased to $575,000 in the first quarter of 1998 from $296,000 in the first quarter of 1997 due to increased cash available for investment resulting from the proceeds from the Company's initial public offering in July 1997 and the follow-on offering completed in March 1998. Interest expense increased to $470,000 in the first quarter of 1998 from $216,000 in the first quarter of 1997 due to an increase in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

     The Company reported a net loss in the first quarter of 1998 of $9.8 million as compared to a first quarter 1997 net loss of $8.3 million. The increase in losses between the periods is primarily due to increases in research and development expenses, selling and marketing expenses and general and administrative expenses as the Company continued to build a management and systems infrastructure to support growing business operations in 1998 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company completed its initial public offering ("IPO") of 5,637,850 shares of Common Stock at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Upon the completion of the IPO, all outstanding shares of Preferred Stock were converted into 11,289,388 shares of Common Stock.

     In March 1998 the Company completed a follow-on public offering of 5,750,000 shares of common stock (including 500,000 shares offered by a stockholder of the Company and an exercised underwriters' over-allotment option for 750,000 shares) at a price of $9.875 per share, providing the Company with net proceeds of approximately $48.6 million, after deducting underwriting discounts and commissions of approximately $2.8 million and offering costs of approximately $400,000.

     As of March 31, 1998, the Company had received aggregate net proceeds of $148.1 million from various equity transactions, including $48.6 million from the March 1998 follow-on offering, $43.9 million from the July 1997 IPO, $36.0 million from the April 1996 private equity placement to Novartis, $10.0 million from the 1995 private equity placement to Volendam Investeringen N.V. and $9.5 million from private equity placements to Charter Ventures from 1989 through 1995.

     In addition, the Company has received proceeds from equipment financing totaling $8.9 million through March 31, 1998. The Company also assumed $4.3 million in short and long-term debt in connection with its 1996 acquisitions and assumed $3.8 million in long-term debt in connection with its 1997 acquisitions. Capital lease obligations and term debt owed by the Company totaled $15.9 million as of March 31, 1998, with installments payable through 2006. Expenditures for property and equipment totaled $1.6 million and $2.2 million for the quarters ended March 31, 1998 and 1997, respectively. The Company anticipates that it will continue to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company has secured lines of credit for its subsidiaries totaling approximately $3.6 million, against which borrowings of approximately $2.5 million were outstanding at March 31, 1998. These financing facilities are secured by assets of the respective subsidiaries and corporate guarantees by Heska Corporation. The Company expects to seek additional asset-based borrowing facilities.

     Net cash used for operating activities was $10.0 million and $7.4 million for the quarters ended March 31, 1998 and 1997, respectively. Cash was used primarily to fund research and development activities, sales and marketing activities, general and administrative expenses and general working capital requirements.

     The Company currently expects to spend approximately $5.0 million during the remainder of 1998 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through secured debt facilities, where possible.

     Prior to the IPO, the Company financed its acquisition activities through the issuance of Preferred Stock. In 1997 and 1996, the Company issued Preferred Stock valued at $1.2 million and $7.1 million, respectively, in connection with its acquisitions. In addition, in 1997, the Company issued Common Stock valued at $1.9 million in connection with an acquisition prior to the IPO. Subsequent to the IPO, in 1997 and 1998, the Company has financed its acquisitions through the issuance of Common Stock valued at approximately $7.8 million, the assumption of approximately $3.8 million in debt and the use of cash totaling $3.0 million.

     The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, its sales, marketing and administrative activities, working capital and capital expenditures relating to developing and expanding the Company's manufacturing operations. At March 31, 1998 the Company's principal source of liquidity was $66.1 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and the timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, the procurement and enforcement of patents important to the Company's business, the results of product trials and competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding requirements for current operations for the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may need to raise additional capital to continue funding its research and development activities, scaling up its manufacturing activities and expanding its sales and marketing force. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations. See "Factors that May Affect Results - Future Capital Requirements; Uncertainty of Additional Funding".

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1997, the Company had a net operating loss ("NOL") carryforward of approximately $59.5 million and approximately $1.1 million of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2011. The Company's April 1996 acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOLs incurred prior to the merger that it may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable. In addition, the Company believes that its follow-on public offering of Common Stock in March 1998 resulted in a further "change of ownership." The Company does not believe that either of these limitations will affect the eventual utilization of its total NOL carryforwards.

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

FACTORS THAT MAY AFFECT RESULTS

     This report includes certain forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated by such forward-looking statements. Factors that could cause such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Form 10-K as filed with the Securities and Exchange Commission. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Form 10-K and other SEC filings, which are incorporated by reference.

Dependence on Development and Introduction of New Products

     Many of the Company's products are still under development and there can be no assurance such products will be successfully developed or commercialized on a timely basis, or at all. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to complete development of and successfully introduce and commercialize its new products. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing these new products, that regulatory clearance or approval of any new products will be granted by the USDA, the FDA, the Environmental Protection Agency ("EPA") or foreign regulatory authorities on a timely basis, or at all, or that the new products will be successfully commercialized. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all of its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other product candidates. Further, for certain of the Company's proposed products, the Company is dependent on collaborative partners to successfully and timely perform research and development activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could affect sales of the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products.

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At March 31, 1998, the Company's accumulated deficit was $82.3 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for major companies in the animal health industry. Revenues from one Diamond customer comprised approximately 21% of total revenues in the year ended December 31, 1997. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

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

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer, Inc., and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Additionally, the market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

Limited Manufacturing Experience and Capacity; Reliance on Contract
Manufacturers

     To be successful, the Company must manufacture, or contract for the manufacture of, its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to provide for manufacturing of its products, the Company acquired Diamond in April 1996 and certain assets of Center in July 1997. Significant work will be required for the scaling up of manufacturing of many new products and there can be no assurance that such work can be completed successfully or on a timely basis. In addition, SDI manufactures some of its own products for medical sensors and also relies on contract manufacturers.

     In addition to Diamond, Center and SDI, the Company intends to rely on contract manufacturers for certain of its products. The Company currently has supply agreements with Atrix for its canine periodontal disease therapeutic and a supply agreement with Quidel for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. These agreements all require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

Government Regulation; No Assurance of Obtaining Regulatory Approvals

     The development, manufacture and marketing of most of the Company's products are subject to regulation by various governmental authorities, consisting principally of the USDA and FDA in the United States and various regulatory agencies outside the United States. Delays in obtaining, or failure to obtain any necessary regulatory approvals would have a material adverse effect on the Company's future product sales and operations. Any acquisitions of new products and technologies may subject the Company to additional government regulation.

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

     In 1996, Heska consummated the acquisitions of Diamond and of assets relating to its canine allergy business. The Company's recent acquisitions include: the February 1997 purchase of Bloxham; the July 1997 purchase of the allergy immunotherapy products business of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products; the September 1997 purchase of CMG, a Swiss corporation which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan; and the March 1998 purchase of SDI, a manufacturer of medical sensor products. The Company also anticipates issuing additional shares of Common Stock to effect future acquisitions. Such issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) In March 1998, the Registrant issued an aggregate of 639,622 shares of its Common Stock in connection with its acquisition of Sensor Devices, Inc. ("SDI"). The shares were issued to persons and entities who were, immediately prior to such acquisition, shareholders of SDI. The Registrant relied upon the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The Registrant believes that such exemptions are available because (a) the transaction did not involve a public offering, (b) no more than 35 of the former SDI shareholders were not "accredited investors", as such term is defined in Regulation D, and (c) the Registrant otherwise complied with the requirements of Rule 506.

        (d) The Company sold 5,637,850 shares of its Common Stock, par value $.001, pursuant to a Registration Statement on Form S-1 (File No. 333-25767), declared effective on June 23, 1997 (as amended by a post-effective amendment dated June 27, 1997). The managing underwriters of the offering were Credit Suisse First Boston and Merrill Lynch & Co. and the offering commenced on June 30, 1997. The aggregate gross proceeds of the offering were approximately $47.9 million. The Company's net proceeds from the offering were approximately $43.9 million, after giving effect to underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.0 million. As of March 31, 1998, the Company had used approximately $13.1 million for research and development efforts, $8.2 million for its sales and marketing efforts, $2.5 million for business acquisitions, $12.2 million for working capital and other general corporate purposes and $7.9 million for temporary investments in U.S. government obligations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            See Exhibit Index on Page 21

        (b) Reports on Form 8-K

            None

                                 EXHIBIT INDEX



Exhibit
Number                      Description of Document
-------                     -----------------------


10.9a(+) Second Amendment to Manufacturing and Supply agreement between Diamond Animal Health, Inc. and Bayer Corporation dated February 26, 1998.

27        Financial Data Schedule

-------

(+) Confidential treatment has been requested for certain portions of this agreement.

                               HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HESKA CORPORATION



Date:  May 15, 1998    By:     /s/ William G.Skolout
                               ----------------------
                               WILLIAM G. SKOLOUT
                               Chief Financial Officer
                               (on behalf of the Registrant and as the
                               Registrant's Principal Financial and Accounting
                               Officer)