Form 10-Q
period 1998-06-30
HESKA CORP
filed 1998-08-13
CIK 1038133

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                       [ X ]  Yes            [    ]  No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 10, 1998 was 26,447,876

================================================================================

                               HESKA CORPORATION

                                   FORM 10-Q

                               QUARTERLY REPORT


                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                       ------------

                                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and December 31,
            1997 (Restated) ..........................................................................        1

            Condensed Consolidated Statements of Operations (Unaudited) for the three months and six
            months ended June 30, 1998 and 1997 (Restated) ...........................................        2

            Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended
            June 30, 1998 and 1997 (Restated) ........................................................        3

            Notes to Condensed Consolidated Financial Statements (Unaudited) .........................        4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....       11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...............................  Not Applicable

                                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................................  Not Applicable

Item 2.     Changes in Securities and Use of Proceeds.................................................       24

Item 3.     Defaults Upon Senior Securities...........................................................  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders ......................................       24

Item 5.     Other Information.........................................................................       25

Item 6.     Exhibits and Reports on Form 8-K..........................................................       25

Exhibit Index.........................................................................................       26

Signatures ...........................................................................................       27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               HESKA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                                           June 30,       December 31,
                                                                                             1998             1997
                                                                                         -------------    -------------
Current assets:                                                                          (unaudited)       (restated)
     Cash and cash equivalents                                                                $ 6,827         $ 10,679
     Marketable securities                                                                     47,933           18,073
     Accounts receivable, net                                                                   5,322            5,327
     Inventories, net                                                                          13,169           10,562
     Other current assets                                                                       2,115            1,236
                                                                                         -------------    -------------
          Total current assets                                                                 75,366           45,877

Property and equipment, net                                                                    17,388           15,979
Intangible assets, net                                                                          5,534            6,009
Restricted marketable securities and other assets                                                 782            1,155
                                                                                         -------------    -------------
          Total assets                                                                       $ 99,070         $ 69,020
                                                                                         =============    =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                         $ 5,290          $ 6,425
     Accrued liabilities                                                                        2,588            2,968
     Deferred revenue                                                                           1,323              284
     Current portion of capital lease obligations                                                 611              600
     Current portion of long-term debt                                                          5,358            4,137
                                                                                         -------------    -------------
          Total current liabilities                                                            15,170           14,414

Capital lease obligations, less current portion                                                 1,418            1,620
Long-term debt, less current portion                                                            8,837            9,021
Accrued pension liability                                                                         113              113
                                                                                         -------------    -------------
          Total liabilities                                                                    25,538           25,168

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 40,000,000 shares authorized; 24,999,979
       and 18,854,015 shares issued and outstanding, respectively                                  25               19
     Additional paid-in capital                                                               167,526          118,448
     Deferred compensation                                                                     (1,572)          (1,967)
     Stock subscription receivable from officers                                                 (163)            (158)
     Cumulative translation adjustment                                                            (19)               1
     Accumulated deficit                                                                      (92,265)         (72,491)
                                                                                         -------------    -------------
          Total stockholders' equity                                                           73,532           43,852
                                                                                         -------------    -------------
          Total liabilities and stockholders' equity                                         $ 99,070         $ 69,020
                                                                                         =============    =============

     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                  ------------------------------      ------------------------------
                                                      1998             1997               1998             1997
                                                  -------------    -------------      -------------    -------------
                                                                  (restated)                          (restated)
Revenues:
   Products, net                                     $    9,100       $    5,870        $    16,490     $     10,376
   Research and development                                 119              199                639              637
                                                  -------------    -------------      -------------    -------------
                                                          9,219            6,069             17,129           11,013
Costs and operating expenses:
   Cost of goods sold                                     6,751            4,179             11,562            7,588
   Research and development                               6,502            5,589             12,680           10,194
   Selling and marketing                                  2,868            2,295              5,958            4,232
   General and administrative                             2,826            3,705              5,826            6,355
   Amortization of intangible assets and
    deferred compensation                                   672              464              1,437            1,114
   Purchased research and development                         -            2,468                 -             2,468
                                                  -------------    -------------      -------------    -------------
                                                         19,619           18,700             37,463           31,951
                                                  -------------    -------------      -------------    -------------
Loss from operations                                    (10,400)         (12,631)           (20,334)         (20,938)

Other income (expense):
   Interest income                                          897              152              1,472              448
   Interest expense                                        (468)            (235)              (938)            (451)
   Other, net                                                16              (58)                28              (88)
                                                  -------------    -------------      -------------    -------------
Net loss                                            $    (9,955)       $ (12,772)         $ (19,772)       $ (21,029)
                                                  =============    =============      =============    =============
Basic net loss per share                            $     (0.40)                          $   (0.86)
                                                  =============                       =============
Unaudited pro forma basic net loss per share                           $   (0.96)                          $   (1.61)
                                                                   =============                       =============
Shares used to compute basic net loss per share and
   unaudited pro forma basic net loss per share          24,920           13,279             23,086           13,100
                                                  =============    =============      =============    =============



    See accompanying notes to condensed consolidated financial statements.

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                            1998             1997
                                                                                        -------------    -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                                                  (restated)
          Net cash used in operating activities                                          $ (20,343)       $ (16,722)
                                                                                        -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                       (64,977)               -
   Proceeds from sale of marketable securities                                              35,292           14,227
   Purchases of property and equipment                                                      (2,857)          (3,750)
   Additions to intangible assets                                                             (551)             (74)
   Acquisitions of businesses, net of cash acquired                                              -             (258)
   Cash deposited in restricted cash account related to Bloxham
      acquisition                                                                                -             (244)
                                                                                        -------------    -------------
          Net cash (used in) provided by investing activities                              (33,093)           9,901
                                                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                   49,084            1,134
   Proceeds from borrowings                                                                  3,869            2,604
   Repayment of debt and capital lease obligations                                          (3,368)          (1,252)
                                                                                        -------------    -------------
          Net cash provided by financing activities                                         49,585            2,486
                                                                                        -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (1)               7
                                                                                        -------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                       (3,852)          (4,328)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              10,679            6,630
                                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 6,827          $ 2,302
                                                                                        =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                     $   918          $   372
Non-cash investing and financing activities:
   Issuance of debt related to acquisitions                                                      -              320
   Issuance of common and preferred stock related to acquisitions,
       net of cash acquired                                                                  6,997            3,116
   Purchase of assets under direct capital lease financing                                       -              255


     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (UNAUDITED)



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

         In the first quarter of 1998 the Company added patient monitoring equipment to its product lines through its acquisition of Sensor Devices, Inc. ("SDI")(See Note 4). The acquisition of SDI has been accounted for using the pooling-of-interests accounting method and, accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

        The Company continues to incur substantial net losses due principally to its research and development and sales and marketing activities. Cumulative net losses from inception of the Company in 1988 through June 30, 1998 have totaled $92.3 million.

        The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, to commercialize products that are currently under development, to successfully develop new products and to successfully integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheets as of June 30, 1998, the statements of operations for the three months and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting (See Note 4). All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1998.

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

2.  UNAUDITED PRO FORMA BASIC NET LOSS PER SHARE

        The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which the Company adopted in 1997. Also, the Company has adopted the guidance of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98 and related interpretations. Due to the automatic conversion of all shares of convertible preferred stock into common stock following the closing of the Company's initial public offering in July 1997 (the "IPO"), historical basic net loss per common share is not considered meaningful as it would differ materially from the pro forma net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

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

        Prior to the current period and pursuant to SEC SAB No. 83 rules, common stock and common stock equivalent shares issued by the Company during the 12 months immediately preceding the filing of the IPO, plus shares which became issuable during the same period as a result of the granting of options to purchase common stock ("SAB 83 Shares"), were included in the calculation of basic weighted average number of shares common stock as if they were outstanding for all periods presented (using the treasury stock method), regardless of whether they were anti-dilutive. In February 1998 the SEC issued SAB No. 98 which replaced SAB 83 in its entirety. As a result, SAB 83 Shares which were originally included in the previously reported 1997 weighted average common shares outstanding have now been excluded in the restated 1997 weighted average common shares outstanding. The effect of the adoption of SAB 98 was as follows (per share amounts for 1997 have been restated to include the effects of the SDI acquisition recorded under the pooling-of-interests accounting method (see Note
4)):

                                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                    JUNE 30, 1997         JUNE 30, 1997
                                                                                 ------------------     ----------------
Pro forma basic net loss per share as reported (restated).......................   $   (0.88)             $    (1.47)

Impact of adoption of SAB 98....................................................       (0.08)                  (0.14)
                                                                                 ------------------     ----------------
Unaudited pro forma basic net loss per share (restated).........................   $   (0.96)             $    (1.61)
                                                                                 ==================     ================


        The following table shows the reconciliation of the numerators and denominators of the basic net loss per share and pro forma basic net loss per share computations as required under SFAS No. 128 (in thousands, except per share amounts):

                                                                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                                     -------------------------------------------
                                                                         INCOME         SHARES        PER-SHARE
                                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                                      -----------    -------------    ----------
Weighted average common shares outstanding (actual).................    N/A             24,920             N/A
                                                                                     -------------
Basic net loss per share............................................   $(9,955)         24,920          $ (0.40)
                                                                      ===========    =============    ==========


                                                                      FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                                                     -------------------------------------------
                                                                                      (RESTATED)
                                                                         INCOME         SHARES        PER-SHARE
                                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                                      -----------    -------------    ---------
Weighted average common shares outstanding (actual).................    N/A              1,900             N/A
Assumed conversion of preferred stock from original date of
  issuance..........................................................    N/A             11,289             N/A
                                                                                     -------------
Unaudited pro forma basic net loss per share........................    $(12,772)       13,279          $(0.96)
                                                                      ===========    =============    ==========

                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                                     -------------------------------------------
                                                                         INCOME         SHARES        PER-SHARE
                                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                                      -----------    -------------    ----------
Weighted average common shares outstanding (actual).................    N/A             23,086             N/A
                                                                                     -------------
Basic net loss per share............................................    $(19,772)       23,086          $ (0.86)
                                                                      ===========    =============    ==========


                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                                     -------------------------------------------
                                                                         INCOME         SHARES        PER-SHARE
                                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                                      -----------    -------------    ----------
Weighted average common shares outstanding (actual).................    N/A              1,811            N/A
Assumed conversion of preferred stock from original date of issuance    N/A             11,289            N/A
                                                                                     -------------
Unaudited pro forma basic net loss per share........................    $(21,029)       13,100          $ (1,61)
                                                                      ===========    =============    ==========


3.  BALANCE SHEET INFORMATION

       Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories, net of provisions, consist of the following (in thousands):

                                     JUNE 30,       DECEMBER 31,
                                      1998             1997
                                     --------       ------------
          Raw materials............. $ 3,493          $ 2,652
          Work in process...........   4,532            3,567
          Finished goods............   5,144            4,343
                                     --------       ------------
                                     $13,169          $10,562
                                     ========       ============


4.  BUSINESS ACQUISITION - EFFECTS OF POOLING-OF-INTERESTS ACCOUNTING

       Acquisition of Sensor Devices, Inc. ("SDI") - In March 1998 the Company completed its acquisition of all of the outstanding shares of SDI, a manufacturer of medical sensor products, in a transaction using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented. There were no adjustments required to the net assets or previously reported results of operations of the Company or SDI as a result of the adoption of the same accounting practices by the respective entities. The following table shows the reconciliation of restating the accounts of the Company resulting from the pooling-of-interests on previously reported financial statements (in thousands):

                                                               AS PREVIOUSLY         EFFECT OF
                                                                  REPORTED       POOLING-OF-INTERESTS       RESTATED
                                                               -------------     --------------------       --------
Total assets as of December 31, 1997........................     $ 65,248          $  3,772                  $69,020
Total shareholders' equity as of December 31, 1997..........       43,672               180                   43,852
Total revenues:
    For the three months ended June 30, 1997................        4,132             1,937                    6,069
    For the six months ended June 30, 1997..................        7,196             3,817                   11,013
Loss from operations:
    For the three months ended June 30, 1997................      (12,552)              (79)                 (12,631)
    For the six months ended June 30, 1997..................      (20,779)             (159)                 (20,938)
Net loss:
    For the three months ended June 30, 1997................      (12,652)             (120)                 (12,772)
    For the six months ended June 30, 1997..................      (20,759)             (270)                 (21,029)

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

6.  MAJOR CUSTOMERS

        The Company had sales of greater than 10% of total revenue to only one customer during the three months and six months ended June 30, 1998 and 1997. This customer, which represented 19% and 24% of the Company's total revenues for the three months ended June 30, 1998 and 1997, respectively, and 14% and 25% of total revenues for the six months ended June 30, 1998 and 1997, respectively, purchases animal vaccines from the Company's wholly-owned subsidiary, Diamond Animal Health, Inc. ("Diamond").

7.  GEOGRAPHIC SEGMENT REPORTING

        The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America.

        All revenues from research and development are earned in North America by Heska or Diamond. There have been no material exports from North America or Europe.

       In the three months and six months ended June 30, 1998 and 1997, the Company's European subsidiaries did not purchase significant amounts of products from North America for sale to European customers; however, Heska Corporation sold products directly to the Company's Italian distributor in both the first and second quarters of 1998. Transfer prices to foreign subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is as follows (in thousands):

                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                1998                                            1997
                                 ------------------------------------------   ---------------------------------------
                                                                                        (RESTATED)
                                 NORTH AMERICA    EUROPE       CONSOLIDATED   NORTH AMERICA   EUROPE     CONSOLIDATED
                                 -------------   --------      ------------   -------------   -------    ------------
Product revenues, net..........   $  8,259        $   841       $  9,100       $  5,319        $  551     $  5,870
Loss from operations...........   $ (9,801)       $  (599)      $(10,400)      $(12,594)       $  (37)    $(12,631)
Identifiable assets............   $ 94,715        $ 4,355       $ 99,070       $ 31,051        $2,239     $ 33,290

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                1998                                            1997
                                 ------------------------------------------   ---------------------------------------
                                                                                        (RESTATED)
                                 NORTH AMERICA    EUROPE       CONSOLIDATED   NORTH AMERICA   EUROPE     CONSOLIDATED
                                 -------------   --------      ------------   -------------   -------    ------------
Product revenues, net..........   $ 14,833        $ 1,657       $ 16,490       $  9,637        $  739     $ 10,376
Loss from operations...........   $(19,138)       $(1,196)      $(20,334)      $(20,876)       $  (62)    $(20,938)


8.  COMPREHENSIVE INCOME

       In 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires companies to report and display comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income (loss) are as follows (in thousands):

                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------
                                            1998             1997
                                     -----------------  ----------------
                                                          (RESTATED)
Net loss............................  $  (9,955)         $ (12,772)
Change in foreign currency
 translation adjustments............        (26)                 2
                                     -----------------  ----------------
Total comprehensive income (loss)...  $  (9,981)         $ (12,770)
                                     =================  ================


                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------
                                            1998             1997
                                     -----------------  ----------------
Net loss............................  $ (19,772)         $ (21,029)
Change in foreign currency
 translation adjustments............        (18)                 3
                                     -----------------  ----------------
Total comprehensive income (loss)...  $ (19,790)         $ (21,026)
                                     =================  ================

9. RECENT ACCOUNTING PRONOUNCEMENTS

          During the quarter, the Company adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires that start-up costs be expensed as incurred rather than capitalized. The adoption of this Statement has had no effect on the Company's reported results of operations.

          In June 1998, the Financial Accounting Standards Board issued FASB No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging criteria are met. The Company will adopt FASB No. 133 for the fiscal year ended December 31, 1998 and does not expect that the adoption of the Statement will have a material effect on reported earnings or comprehensive income.

10. SUBSEQUENT EVENTS

       Asset Purchase Agreement - In July 1998 the Company issued approximately 206,000 shares of common stock to Bayer Corporation ("Bayer") in consideration for the acquisition by Diamond of certain assets, including land and buildings formerly leased by Diamond from Bayer, and as repayment in full of certain indebtedness of Diamond to Bayer, in a transaction valued at approximately $2.3 million.

       Private Placement of Common Stock - In July 1998 the Company issued 1.165 million shares of common stock to Ralston Purina Company ("Ralston"), providing the Company with proceeds of $14.75 million. In addition, the Company issued to Ralston a warrant to purchase an equal number of shares of common stock for a warrant purchase price of $250,000. The initial exercise price of $12.87 per share increases over the three year term of the warrant. The warrant expires in three years. In addition, the Company and Ralston entered into a strategic product research and development collaboration.

PART I. FINANCIAL INFORMATION

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such statements are inherently subject to risks and uncertainties and future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements are set below under the caption "Factors that May Affect Results," and elsewhere in this Quarterly Report, including in the Notes to Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". Other factors that could contribute to or cause such differences are described throughout the Company's other filings with the Securities and Exchange Commission and in its press releases from time to time. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

       Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred net losses since inception. As of June 30, 1998, the Company's accumulated deficit was $92.3 million.

       During 1996, Heska evolved from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products.

       In 1997, the Company introduced 13 additional companion animal health products and expanded in the United States through the acquisition of Center Laboratories, Inc. ("Center"), a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Bloxham Laboratories Limited ("Bloxham"), a veterinary diagnostic laboratory in Teignmouth, England, and CMG Centre Medical des Grand'Places SA ("CMG"), in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan. Each of the Company's acquisitions prior to 1998 was accounted for under the purchase method of accounting and, accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

       In the first quarter of 1998 the Company added patient monitoring equipment to its product lines through its acquisition of Sensor Devices, Inc. ("SDI"). The acquisition of SDI qualified, and has been accounted for, as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

       The Company anticipates that it will continue to incur additional operating losses as it introduces new products, continues its research and development activities for products under development and integrates newly acquired businesses. There can be no assurance that the Company will attain profitability or, if attained, will remain profitable on a quarterly or annual basis in the future. See "Factors that May Affect Results" below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

       Total revenues, which include product and research and development revenues, increased to $9.2 million in the second quarter of 1998 as compared to $6.1 million in the second quarter of 1997. Product revenues increased to $9.1 million in the second quarter of 1998 as compared to $5.9 million for the second quarter of 1997. The growth in revenue during the second quarter of 1998 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses. The Company completed its acquisition of SDI during the first quarter of 1998. The acquisition has been accounted for using the pooling-of-interests accounting method and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

       Revenues from sponsored research and development decreased to $119,000 in the second quarter of 1998 from $199,000 in the second quarter of 1997. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources.

       Cost of goods sold totaled $6.8 million in the second quarter of 1998 as compared to $4.2 million in the second quarter of 1997. The resulting gross margin for the second quarter of 1998 increased to $2.3 million from $1.7 million in the second quarter of 1997, due primarily to increased product sales and manufacturing volumes.

       Research and development expenses increased to $6.5 million in the second quarter of 1998 from $5.6 million in the second quarter of 1997. The increase in 1998 is due primarily to expenses related to new collaborative agreements and licenses to support research and development activities for potential products to be marketed by the Company. The Company currently does not expect that significant increases in research and development expenses will be required to maintain its current research and development activities.

       Selling and marketing expenses increased to $2.9 million in the second quarter of 1998 from $2.3 million in the second quarter of 1997. This increase reflects the expansion of the Company's sales and marketing organization, its introduction and marketing of new products and additional field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the market.

       General and administrative expenses decreased to $2.8 million in the second quarter of 1998 from $3.7 million in the second quarter of 1997. The decrease in the second quarter of 1998 was due primarily to one-time charges in 1997 relating to a supply agreement termination fee. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

       Amortization of intangible assets and deferred compensation increased to $672,000 in the second quarter of 1998 from $464,000 in the second quarter of 1997. Amortization of intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions. Net intangible assets at June 30, 1998 and December 31, 1997 totaled $5.5 million and $6.0 million, respectively. The amortization of deferred compensation resulted in a non-cash charge to operations in the second quarter of 1998 of $188,000 as compared to $259,000 in the second quarter of 1997. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. The Company will incur a non-cash charge to operations of approximately $730,000, $629,000, $574,000 and $34,000 per year for 1998, 1999, 2000 and 2001, respectively, for amortization of deferred compensation.

       Interest income increased to $897,000 in the second quarter of 1998 from $152,000 in the second quarter of 1997 due to increased cash available for investment resulting from the proceeds from the Company's initial public offering in July 1997 and the follow-on offering completed in March 1998. Interest expense increased to $468,000 in the second quarter of 1998 from $235,000 in the second quarter of 1997 due to an increase in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

       The Company reported a net loss in the second quarter of 1998 of $9.95 million as compared to a second quarter 1997 net loss of $12.8 million. The decrease in net losses between the periods is primarily due to one-time charges recorded in the second quarter of 1997 for purchased research and development and the supply agreement termination fee included in general and administrative expenses.

Six Months Ended June 30, 1998 and 1997

       Total revenues, which include product and research and development revenues, increased to $17.1 million in the first half of 1998 as compared to $11.0 million in the first half of 1997. Product revenues increased to $16.5 million in the first half of 1998 as compared to $10.4 million for the first half of 1997. The growth in revenue during the first half of 1998 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses. The Company completed its acquisition of SDI during the first quarter of 1998. The acquisition has been accounted for using the pooling-of-interests accounting method and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

       Revenues from sponsored research and development of $639,000 in the first half of 1998 remained essentially the same as compared to $637,000 in the first half of 1997. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources.

       Cost of goods sold totaled $11.6 million in the first half of 1998 as compared to $7.6 million in the first half of 1997. The resulting gross margin for the first half of 1998 increased to $4.9 million from $2.8 million in the first half of 1997, due primarily to increased product sales and manufacturing volumes.

       Research and development expenses increased to $12.7 million in the first half of 1998 from $10.2 million in the first half of 1997. The increase in 1998 is due primarily to increases in the level and scope of the Company's internal research and development activities and expenses related to new collaborative agreements and licenses to support research and development efforts for potential products to be marketed by the Company. The Company does not expect that significant increases in research and development expenses will be required to maintain its current research and development activities.

       Selling and marketing expenses increased to $6.0 million in the first half of 1998 from $4.2 million in the first half of 1997. This increase reflects the expansion of the Company's sales and marketing organization, its introduction and marketing of new products and additional field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the market.

       General and administrative expenses decreased to $5.8 million in the first half of 1998 from $6.4 million in the first half of 1997. The decrease in the first half of 1998 was due primarily to one-time charges in 1997 relating to a supply agreement termination fee. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

       Amortization of intangible assets and deferred compensation increased to $1.4 million in the first half of 1998 from $1.1 million in the first half of 1997. Amortization of intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions. Net intangible assets at June 30, 1998 and December 31, 1997 totaled $5.5 million and $6.0 million, respectively. The amortization of deferred compensation resulted in a non-cash charge to operations in the first half of 1998 of $395,000 as compared to $278,000 in the first half of 1997. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. The Company will incur a non-cash charge to operations of approximately $730,000, $629,000, $574,000 and $34,000 per year for 1998, 1999,
2000 and 2001, respectively, for amortization of deferred compensation.

       Interest income increased to $1.5 million in the first half of 1998 from $448,000 in the first half of 1997 due to increased cash available for investment resulting from the proceeds from the Company's initial public offering in July 1997 and the follow-on offering completed in March 1998. Interest expense increased to $938,000 in the first half of 1998 from $451,000 in the first half of 1997 due to an increase in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

       The Company reported a net loss in the first half of 1998 of $19.8 million as compared to a first half 1997 net loss of $21.0 million. The decrease in losses between the periods is primarily due to one-time charges recorded in the second quarter of 1997 for purchased research and development and supply contract termination fees, offset by increased marketing costs related to both new and more products, sales commissions on a higher level of sales and increases in the level and scope of research and development activities.

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

       As of June 30, 1998, the Company had received aggregate proceeds of $148.0 million from various equity transactions, including $48.6 million from the March 1998 follow-on offering, $43.9 million from the July 1997 IPO, $36.0 million from the April 1996 private equity placement to Novartis, $10.0 million from the 1995 private equity placement to Volendam Investeringen N.V. and $9.5 million from private equity placements to Charter Ventures from 1989 through 1995.

       In addition, the Company has received proceeds from equipment financing totaling $10.8 million through June 30, 1998. The Company also assumed $4.3 million in short and long-term debt in connection with its 1996 acquisitions and assumed $3.8 million in long-term debt in connection with its 1997 acquisitions. Capital lease obligations and term debt owed by the Company totaled $16.2 million as of June 30, 1998, with installments payable through 2006. Expenditures for property and equipment totaled $2.9 million and $3.7 million for the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that it will continue to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company has secured lines of credit for its subsidiaries totaling approximately $3.6 million, against which borrowings of approximately $2.5 million were outstanding at June 30, 1998. These financing facilities are secured by assets of the respective subsidiaries and corporate guarantees of Heska Corporation. The Company expects to seek additional asset-based borrowing facilities.

       Net cash used for operating activities was $20.3 million and $16.7 million for the six months ended June 30, 1998 and 1997, respectively. Cash was used primarily to fund research and development activities, sales and marketing activities, general and administrative expenses and general working capital requirements.

       The Company currently expects to spend approximately $3.5 million during the remainder of 1998 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through secured debt facilities, where possible.

       The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, its sales, marketing and administrative activities, working capital and capital expenditures relating to developing and expanding the Company's manufacturing operations. At June 30, 1998 the Company's principal source of liquidity was $54.8 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products gain market acceptance, the extent to which products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and the timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, the procurement and enforcement of patents important to the Company's business, the results of product trials and competition.

       The Company believes that its available cash and cash from operations, including the proceeds from the private placement to Ralston subsequent to the end of the second quarter, will be sufficient to satisfy its funding requirements for current operations for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may need to raise additional capital to continue funding its research and development activities, scaling up its manufacturing activities and expanding its sales and marketing force. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations. See "Factors that May Affect Results - Future Capital Requirements; Uncertainty of Additional Funding".

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

YEAR 2000 CONVERSION

       The Company has initiated procedures to identify, evaluate and implement any necessary changes to computer systems and applications resulting from the year 2000 conversion. The Company is coordinating these activities with suppliers, distributors, financial institutions and others with whom it does business. Based on the preliminary results of its current evaluation, the Company does not believe that the year 2000 conversion will have a material adverse effect on its business.

FACTORS THAT MAY AFFECT RESULTS

       The Company's future operating results and financial condition are dependent on a number of factors. The following potential risks and uncertainties, as well as others discussed herein and in the Company's filings with the SEC, which other filings should be read in conjunction herewith, could affect the Company's future operating results and financial condition.

Dependence on Development and Introduction of New Products

       Many of the Company's products are still under development and there can be no assurance such products will be successfully developed or commercialized on a timely basis, or at all. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to complete development of and successfully introduce and commercialize its new products. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing these new products, that regulatory clearance or approval of any new products will be granted by the USDA, the FDA, the Environmental Protection Agency ("EPA") or foreign regulatory authorities on a timely basis, or at all, or that the new products will be accepted by the market. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all of its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other product candidates. Further, for certain of the Company's proposed products, the Company is dependent on collaborative partners to successfully and timely perform research and development activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could affect sales of the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products.

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

       Heska has incurred net losses since its inception. At June 30, 1998, the Company's accumulated deficit was $92.3 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for major companies in the animal health industry. Revenues from one Diamond customer comprised approximately 21% of total revenues in the year ended December 31, 1997. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

       There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and other periodic fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of current or new products, regulatory delays, product recalls, competition and pricing pressures from competitive products, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold. Because the Company is continuing to increase its operating expenses for personnel, new product development and marketing, the Company's operating results will be adversely affected if its sales do not correspondingly increase or if its product development efforts are unsuccessful or subject to delays.

Limited Sales and Marketing Experience; Dependence on Others

       To be successful, Heska will have to continue to develop and train its direct sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of its products. The Company is currently marketing its products to veterinarians through a direct sales force and certain third parties. There can be no assurance that the Company will be able to successfully maintain marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company. With respect to the Company's recently introduced and anticipated introduction of new diagnostic products, the Company may experience increased marketing costs and limitations resulting from the inability of many of the Company's distributors to carry these products due to contractual agreements with a competitor of the Company.

       In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis AG ("Novartis"), Bayer AG ("Bayer") and Eisai Co., Ltd. ("Eisai"). Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its marketing partners contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. In addition, the Company recently granted to Ralston the exclusive licensing rights to develop and commercialize the Company's technologies in certain pet food products. There can be no assurance that Novartis, Bayer, Eisai or any other collaborative party will devote sufficient resources to marketing or commercializing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer, Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products.

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

       In addition to Diamond, Center and SDI, the Company intends to rely on contract manufacturers for certain of its products. The Company currently has supply agreements with Atrix Laboratories, Inc. for its canine periodontal disease therapeutic and a supply agreement with Quidel Corporation for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. Patient monitoring equipment and associated consumable products are also manufactured to the Company's specifications by third parties. These agreements typically require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and, for regulated products, to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

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

Future Capital Requirements; Uncertainty of Additional Funding

       While the Company believes that its available cash, including the proceeds from the private placement to Ralston subsequent to the end of the second quarter, will be sufficient to satisfy its funding needs for current operations for at least the next 12 months, assuming no significant uses of cash in acquisition activities, the Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations for the next several years. Thus, the Company may need to raise additional capital to fund its research and development, manufacturing and sales and marketing activities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including market acceptance of current and future products; successful development of new products; timing of regulatory actions regarding the Company's potential products; costs and timing of expansion of sales, marketing and manufacturing activities; procurement, enforcement and defense of patents important to the Company's business; results of product trials; and competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         (d) The Company sold 5,637,850 shares of its common stock, par value $.001, pursuant to a Registration Statement on Form S-1 (File No. 333-25767), declared effective on June 23, 1997 (as amended by a post-effective amendment dated June 27, 1997). The managing underwriters of the offering were Credit Suisse First Boston and Merrill Lynch & Co. and the offering commenced on June 30, 1997. The aggregate gross proceeds of the offering were approximately $47.9 million. The Company's net proceeds from the offering were approximately $43.9 million, after giving effect to underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.0 million. As of June 30, 1998, the Company had used the entire net proceeds of the offering as follows: $19.3 million for research and development efforts, $8.2 million for its sales and marketing efforts, $2.5 million for business acquisitions and $13.9 million for working capital and other general corporate purposes.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's 1998 annual meeting of shareholders (the "1998 Annual Meeting") was held on April 27, 1998 in Fort Collins, Colorado. Two proposals, as described in the Company's Proxy Statement dated March 23, 1998, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

       1. Proposal to elect two Class I directors for three year terms expiring at the Company's annual meeting in 2001. All directors were elected. The shares were voted as follows:

       Nominee                Number of Shares
       -------                ----------------

       Fred M. Schwarzer      For            18,622,572
                              Withheld          617,664


       Guy Tebbit, Ph.D.      For            18,619,762
                              Withheld          620,474


       2. Proposal to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ended December 31, 1997. The shares were voted as follows:

                              For           19,223,871
                              Against            8,989
                              Abstentions        7,376

ITEM 5.   OTHER INFORMATION

       The SEC recently adopted amendments to the rules governing shareholder proposals and recommended that registrants disclose the deadlines for receiving stockholder proposals. As disclosed in the Company's 1998 Proxy Statement, proposals intended to be presented at the 1999 Annual Meeting of shareholders and included in the Company's 1999 Proxy Statement must be received by the Company no later than November 23, 1998.

       In the event a shareholder wishes to nominate a candidate for election as a director, or wishes to propose any other matter for consideration at the shareholders' meeting, other than proposals to be included in the Company's 1999 Proxy Statement as set forth in the preceding paragraph, written notice of such intent to make such nomination or propose such action must be given to the Secretary of the Company pursuant to certain procedures set forth in the Company's bylaws, a copy of which is available upon request from the Secretary of the Company. These procedures provide, among other things, that such shareholder's written notice of intent must be delivered to the Secretary of the Company not less than 60 days nor more than 90 days prior to the scheduled meeting date; unless less than 70 days prior notice or public disclosure of the date of the meeting is given or made by the Company, in which event such notice of intent must be received not later than the earlier of the 10th day following the date on which notice of the meeting was mailed or such public disclosure made, and two (2) days prior to the date of the scheduled meeting. The chairman of the annual meeting may refuse to acknowledge the nomination of any person or the request for such other action not made in compliance with the foregoing procedures. If the foregoing procedures are not followed and such nomination or other request for action is nonetheless permitted, the Company may confer discretionary voting authority with respect to such matters in its Proxy Statement for the 1999 Annual Meeting of shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See Exhibit Index on Page 26

          (b)  Reports on Form 8-K

               None

                                 EXHIBIT INDEX

 Exhibit
 Number                              Description of Document
---------                            -----------------------

27   Financial Data Schedule

----------

                               HESKA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HESKA CORPORATION



Date:  August 13, 1998      By:   /s/ William G. Skolout
                                  -----------------------
                                  WILLIAM G. SKOLOUT
                                  Chief Financial Officer
                                  (on behalf of the Registrant and as the
                                  Registrant's Principal Financial and
                                  Accounting Officer)