Form 10-Q
period 1998-09-30
HESKA CORP
filed 1998-11-16
CIK 1038133

================================================================================
================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from  __________  to ____________


                       Commission file number 000-22427

                               HESKA CORPORATION
            (Exact name of Registrant as specified in its charter)

        DELAWARE                                        77-0192527
[State or other jurisdiction              [ I.R.S.  Employer Identification No.]
of incorporation or organization]

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

                        [ X ]  Yes            [  ]  No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                       November 11, 1998 was 26,530,655

================================================================================
================================================================================

                               HESKA CORPORATION

                                   FORM 10-Q

                               QUARTERLY REPORT


                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----

                         PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 1998 and
            December 31, 1997 (Restated).................................................................           1

            Condensed Consolidated Statements of Operations (Unaudited) for the three months and
            nine months ended September 30, 1998 and 1997 (Restated).....................................           2

            Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
            September 30, 1998 and 1997 (Restated).......................................................           3

            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................           4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........           11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..................................   Not Applicable

                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................   Not Applicable

Item 2.     Changes in Securities and Use of Proceeds....................................................           26

Item 3.     Defaults Upon Senior Securities..............................................................   Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders..........................................   Not Applicable

Item 5.     Other Not Applicable.........................................................................   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.............................................................           26

Exhibit Index............................................................................................           27

Signatures...............................................................................................           28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               HESKA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                    ASSETS

                                                                                                 September 30,         December 31,
                                                                                                      1998                 1997
                                                                                                 ---------------       -------------
Current assets:                                                                                                         (restated)
     Cash and cash equivalents                                                                          $ 6,574            $ 10,679
     Marketable securities                                                                               54,595              18,073
     Accounts receivable, net                                                                             5,999               5,327
     Inventories, net                                                                                    13,852              10,562
     Other current assets                                                                                 1,593               1,236
                                                                                                      ----------           ---------
          Total current assets                                                                           82,613              45,877

Property and equipment, net                                                                              20,558              15,979
Intangible assets, net                                                                                    5,180               6,009
Restricted marketable securities and other assets                                                           751               1,155
                                                                                                      ----------           ---------
          Total assets                                                                                $ 109,102            $ 69,020
                                                                                                      ==========           ========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                   $ 5,590             $ 6,425
     Accrued liabilities                                                                                  2,663               2,968
     Deferred revenue                                                                                     1,658                 284
     Current portion of capital lease obligations                                                           586                 600
     Current portion of long-term debt                                                                    5,538               4,137
                                                                                                      ----------           ---------
          Total current liabilities                                                                      16,035              14,414

Capital lease obligations, less current portion                                                           1,254               1,620
Long-term debt, less current portion                                                                     10,527               9,021
Accrued pension liability                                                                                   113                 113
                                                                                                      ----------           ---------
          Total liabilities                                                                              27,929              25,168
                                                                                                      ----------           ---------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 40,000,000 shares authorized; 26,492,344
       and 18,854,015 shares issued and outstanding, respectively                                            26                  19
     Additional paid-in capital                                                                         185,327             118,448
     Deferred compensation                                                                               (1,444)             (1,967)
     Stock subscription receivable from officers                                                           (118)               (158)
     Accumulated other comprehensive income                                                                 499                   1
     Accumulated deficit                                                                               (103,117)            (72,491)
                                                                                                      ----------           ---------
          Total stockholders' equity                                                                     81,173              43,852
                                                                                                      ----------           ---------
          Total liabilities and stockholders' equity                                                  $ 109,102            $ 69,020
                                                                                                      ==========           ========

     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                             -------------------------------       -------------------------------
                                                                  1998            1997                  1998             1997
                                                             ------------      ----------          ------------     -----------
                                                                                (restated)                           (restated)
Revenues:
   Products, net                                             $      9,823      $    6,834          $     26,313     $    17,211
   Research and development                                            38             396                   677           1,033
                                                             ------------      ----------          ------------     -----------
                                                                    9,861           7,230                26,990          18,244
Costs and operating expenses:
   Cost of goods sold                                               8,034           4,877                19,596          12,465
   Research and development                                         6,311           4,747                18,991          14,942
   Selling and marketing                                            3,159           2,526                 9,117           6,757
   General and administrative                                       3,065           2,987                 8,891           9,411
   Amortization of intangible assets and deferred
    compensation                                                     650              631                 2,087           1,746
   Purchased research and development                                 --               --                    --           2,399
                                                             ------------      ----------          ------------     -----------
                                                                   21,219          15,768                58,682          47,720
                                                             ------------      ----------          ------------     -----------
Loss from operations                                              (11,358)         (8,538)              (31,692)        (29,476)

Other income (expense):
   Interest income                                                    879             621                 2,351           1,069
   Interest expense                                                  (521)           (371)               (1,459)           (821)
   Other, net                                                         147             (11)                  175            (100)
                                                             ------------      ----------          ------------     -----------
Net loss                                                     $    (10,853)     $   (8,299)         $    (30,625)    $   (29,328)
                                                             ============      ==========          =============    ===========

Basic net loss per share                                     $      (0.42)                         $      (1.27)
                                                             ============                          ============
Unaudited pro forma basic net loss per share                                   $    (0.45)                          $     (1.97)
                                                                               ==========                           ===========
Shares used to compute basic net loss per share and
   unaudited pro forma basic net loss per share                    26,023          18,413                24,077          14,897
                                                             ============      ==========          ============     ===========

    See accompanying notes to condensed consolidated financial statements.

                               HESKA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        Nine Months Ended September 30,
                                                                        ------------------------------
                                                                             1998         1997
                                                                           ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                               (restated)
        Net cash used in operating activities                              $ (29,875)   $ (23,942)
CASH FLOWS FROM INVESTING ACTIVITIES:                                      ---------    ---------
Acquisitions of businesses, net of cash acquired                                 (13)      (2,088)
Cash deposited in restricted cash account related to  Bloxham
   acquisition                                                                  --           (241)
Additions to intangible assets                                                  (687)        (110)
Purchase of marketable securities                                           (116,062)     (18,635)
Proceeds from sale of marketable securities                                   80,363       18,227
Purchases of property and equipment                                           (4,785)      (5,757)
                                                                           ---------    ---------
        Net cash used in investing activities                                (41,184)      (8,604)
                                                                           ---------    ---------

Proceeds from issuance of common stock                                        64,591       45,325
Proceeds from stock subscription receivable                                       51         --
Proceeds from borrowings                                                       8,068        4,574
Repayment of debt and capital lease obligations                               (5,758)      (2,103)
                                                                           ---------    ---------
        Net cash provided by financing activities                             66,952       47,796
                                                                           ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            2           (6)
                                                                           ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (4,105)      15,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                10,679        6,630
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   6,574    $  21,874
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     $   1,434    $     769
Non-cash investing and financing activities
Issuance of debt related to acquisitions                                        --          3,036
Issuance of common and preferred stock related to acquisitions,
    net of cash acquired                                                       7,191        3,047
Issuance of common stock in exchange for assets and as repayment of debt       2,262         --
Purchase of assets under direct capital lease financing                           84          281

     See accompanying notes to condensed consolidated financial statements

                               HESKA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Heska Corporation (the "Company", or "Heska") discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. The Company operates two United States Department of Agriculture and Food and Drug Administration licensed facilities which manufacture products for Heska and other companies. The Company also offers diagnostic products to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary. In May 1997, the Company reincorporated in Delaware.

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

     The Company continues to incur substantial net losses due principally to expenses associated with its research and development and sales and marketing activities and, more recently, to slow sales of its proprietary pharmaceutical and diagnostic products. Cumulative net losses from inception of the Company in 1988 through September 30, 1998 have totaled $103.1 million.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. There also can be no assurance that the Company's existing or future products will achieve market acceptance. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of September 30, 1998 and December 31, 1997, the statements of operations for the three months and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting (See Note 4). All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Revenue Recognition

     Revenues from products are recognized at the time goods are shipped to the customer, or at the time services are performed, with an appropriate provision for returns and allowances.

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


                                                                        Three Months Ended      Nine Months Ended
                                                                        September 30, 1997      September 30, 1997
                                                                        ------------------      ------------------
Pro forma basic net loss per share as reported  (restated).......             $(0.45)                  $(1.87)
Impact of adoption of SAB 98.....................................                  -                    (0.10)
                                                                              -------                  ------
Unaudited pro forma basic net loss per share (restated)..........             $(0.45)                  $(1.97)
                                                                              ======                   ======

     The following table shows the reconciliation of the numerators and denominators of the basic net loss per share and pro forma basic net loss per share computations as required under SFAS No. 128 (in thousands, except per share amounts):

                                                                                 For the Three Months Ended September 30, 1998
                                                                                 ---------------------------------------------
                                                                                     Income            Shares         Per-Share
                                                                                   (Numerator)      (Denominator)       Amount
                                                                                   -----------      -------------       ------
Weighted average common shares outstanding (actual) ................                    N/A             26,023            N/A
                                                                                                        ------
Basic net loss per share ...........................................               $(10,853)            26,023         $(0.42)
                                                                                   =========            ======         ======

                                                                                 For the Three Months Ended September 30, 1997
                                                                                 ---------------------------------------------
                                                                                     Income            Shares         Per-Share
                                                                                   (Numerator)      (Denominator)       Amount
                                                                                   -----------      -------------       ------
Weighted average common shares outstanding (actual).................                    N/A             17,332            N/A
Assumed conversion of preferred stock from original date
  of issuance                                                                           N/A              1,081            N/A
                                                                                                        ------
Unaudited pro forma basic net loss per share .......................               $ (8,299)            18,413         $(0.45)
                                                                                   =========            ======         ======

                                                                    For the Nine Months Ended September 30, 1998
                                                                 -------------------------------------------------
                                                                    Income              Shares           Per-Share
                                                                  (Numerator)        (Denominator)         Amount
                                                                 -------------       -------------       ----------
Weighted average common shares outstanding (actual) ...........          N/A              24,077             N/A
                                                                                          ------
Basic net loss per share ......................................     $(30,625)             24,077          $(1.27)
                                                                    =========             ======          ======

                                                                     For the Nine Months Ended September 30, 1997
                                                                 --------------------------------------------------
                                                                                       (restated)
                                                                     Income              Shares           Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                 ------------        ------------        ---------
Weighted average common shares outstanding (actual) ...........          N/A               7,048             N/A
Assumed conversion of preferred stock from original date
  of issuance..................................................          N/A               7,849             N/A
                                                                                          ------
Unaudited pro forma basic net loss per share...................     $(29,328)             14,897          $(1.97)
                                                                    =========             ======          ======


3.  BALANCE SHEET INFORMATION

      Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories, net of provisions, consist of the following (in thousands):

                                                    September 30,       December 31,
                                                        1998               1997
                                                    ------------        ------------
                                                    (unaudited)          (restated)
                        Raw materials.......           $ 3,679           $ 2,652
                        Work in process.....             5,760             3,567
                        Finished goods......             4,413             4,343
                                                       -------           -------
                                                       $13,852           $10,562
                                                       =======           =======


4.  BUSINESS ACQUISITION - EFFECTS OF POOLING-OF-INTERESTS ACCOUNTING

     Acquisition of SDI - In March 1998 the Company completed its acquisition of all of the outstanding shares of SDI, a manufacturer and marketer of medical sensor products, in a transaction using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented. There were no adjustments required to the net assets or previously reported results of operations of the Company or SDI as a result of the adoption of the same accounting practices by the respective entities. The following table shows the reconciliation of restating the accounts of the Company resulting from the pooling-of-interests on previously reported financial statements (in thousands):

                                                          As Previously                Effect of
                                                            Reported            Pooling-of-Interests       Restated
                                                            --------            ---------------------      --------
Total assets as of December 31,  1997..................     $ 65,248                 $3,772               $ 69,020
Total stockholders' equity as of December 31, 1997.....       43,672                    180                 43,852
Total revenues:
    For the three months ended September 30, 1997.....         4,974                  2,256                  7,230
    For the nine months ended September 30, 1997......        12,170                  6,074                 18,244
Loss from operations:
    For the three months ended September 30, 1997.....        (8,624)                    86                 (8,538)
    For the nine months ended September 30, 1997......       (29,403)                   (73)               (29,476)
Net loss:
    For the three months ended September 30, 1997.....        (8,353)                    54                 (8,299)
    For the nine months ended September 30, 1997......       (29,112)                  (216)               (29,328)

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

6.  MAJOR CUSTOMERS

     The Company had sales of greater than 10% of total revenue to only one customer during the three months and nine months ended September 30, 1998 and 1997. This customer, which represented 16.3% and 16.1% of the Company's total revenues for the three months ended September 30, 1998 and 1997, respectively, and 14.6% and 22.5% of total revenues for the nine months ended September 30, 1998 and 1997, respectively, purchases animal vaccines from the Company's wholly-owned subsidiary, Diamond Animal Health, Inc. ("Diamond").

7.  GEOGRAPHIC SEGMENT REPORTING

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America.

     All revenues from research and development are earned in North America by Heska or Diamond. There have been no material exports from North America or Europe.

     In the three months and nine months ended September 30, 1998 and 1997, the Company's European subsidiaries did not purchase significant amounts of products from North America for sale to European customers; however, Heska sold products directly to the Company's Italian distributor in each of the first three quarters of 1998. Transfer prices to foreign subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is as follows (in thousands):

                                                        For the Three Months Ended September 30,
                            ----------------------------------------------------------------------------------------------
                                                   1998                                         1997
                            ------------------------------------------------   -------------------------------------------
                                                                                               (restated)
                                 North America    Europe      Consolidated        North America   Europe      Consolidated
                                 -------------   --------     ------------        -----------     -------     ------------
Product revenues, net.........      $  8,960      $   863         $  9,823           $  6,243      $  591         $  6,834
Loss from operations..........      $(10,735)     $  (623)        $(11,358)          $ (8,322)     $ (216)        $ (8,538)
Identifiable assets...........      $104,665      $ 4,437         $109,102           $ 71,357      $4,698         $ 76,055

                                                        For the Nine Months Ended September 30,
                            ----------------------------------------------------------------------------------------------
                                                  1998                                             1997
                            -----------------------------------------------   --------------------------------------------
                                                                                               (restated)
                                 North America    Europe      Consolidated        North America   Europe      Consolidated
                                 -----------     --------     ------------        -----------     -------     ------------
Product revenues, net........       $ 23,793      $ 2,520         $ 26,313           $ 15,880      $1,331         $ 17,211
Loss from operations.........       $(29,873)     $(1,819)        $(31,692)          $(29,198)     $ (278)        $(29,476)


8.  COMPREHENSIVE INCOME

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report and display comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive loss are as follows (in thousands):

                                                             For the Three Months Ended September 30,
                                                             ---------------------------------------
                                                                    1998                 1997
                                                               ---------------      --------------
                                                                                      (restated)
Net loss....................................................        $(10,853)            $ (8,299)
Unrealized gain on marketable securities....................        $    523             $      -
Change in foreign currency translation adjustments..........              (5)                  (6)
                                                                    --------             --------
Total comprehensive loss....................................        $(10,335)            $ (8,305)
                                                                    ========             ========

                                                            For the Nine Months Ended September 30,
                                                            ---------------------------------------
                                                                  1998                  1997
                                                             ---------------      ---------------
                                                                                     (restated)
Net loss...................................................         $(30,625)            $(29,328)
Unrealized gain on marketable securities...................         $    523                    -
Change in foreign currency translation adjustments.........              (25)                  (3)
                                                                    --------             --------
Total comprehensive loss...................................         $(30,127)            $(29,331)
                                                                    ========             ========

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the Company adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which requires that start-up costs be expensed as incurred rather than capitalized. The adoption of this Statement has had no effect on the Company's reported results of operations.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes reporting standards requiring that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 133 for the fiscal year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging criteria are met. The Company will adopt SFAS No. 133 for the fiscal year ended December 31, 1998 and does not expect that the adoption of the Statement will have a material effect on reported earnings or comprehensive income.

10. UNREGISTERED SALES OF COMMON STOCK

     Asset Purchase Agreement - In July 1998 the Company issued 205,619 shares of common stock to Bayer Corporation ("Bayer") in consideration for the acquisition by Diamond of certain assets, including land and buildings formerly leased by Diamond from Bayer, and as repayment in full of certain indebtedness of Diamond to Bayer, in a transaction valued at approximately $2.3 million.

     Private Placement of Common Stock - In July 1998 the Company issued 1,165,592 million shares of common stock to Ralston Purina Company ("Ralston"), providing the Company with proceeds of $14.75 million. In addition, the Company issued to Ralston a warrant to purchase an equal number of shares of common stock for a warrant purchase price of $250,000. The initial exercise price of the warrant is $12.87 per share increasing over the three year term of the warrant. In addition, the Company and Ralston entered into a strategic product research and development collaboration.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases or other public statements, or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such statements are inherently subject to risks and uncertainties and future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements are set below under the caption "Factors that May Affect Results," and elsewhere in this Quarterly Report, including in the Notes to Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". Other factors that could contribute to or cause such differences are described throughout the Company's other filings with the Securities and Exchange Commission and in its press releases and other public statements from time to time. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Heska discovers, develops, manufactures and markets companion animal health products, primarily for dogs, cats and horses. From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products, and it has incurred substantial net losses since inception. As of September 30, 1998, the Company's accumulated deficit was $103.1 million.

     During 1996, Heska evolved from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In recent periods, the company has further evolved into a sales and marketing company.

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

     In the first quarter of 1998 the Company added patient monitoring equipment to its product lines through its acquisition of SDI. The acquisition of SDI has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

     The Company anticipates that it will continue to incur substantial operating losses as it introduces new products, continues its research and development activities for products under development and integrates acquired businesses. There can be no assurance that the Company will attain profitability or, if attained, will remain profitable on a quarterly or annual basis in the future. See "Factors that May Affect Results" below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

     Total revenues, which include product and research and development revenues, increased to $9.9 million in the third quarter of 1998 as compared to $7.2 million in the third quarter of 1997. Product revenues increased to $9.8 million in the third quarter of 1998 as compared to $6.8 million for the third quarter of 1997. The growth in revenue during the third quarter of 1998 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses. The Company completed its acquisition of SDI during the first quarter of 1998. The acquisition has been accounted for using the pooling-of-interests accounting method and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented.

     Revenues from sponsored research and development decreased to $38,000 in the third quarter of 1998 from $396,000 in the third quarter of 1997. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources, although the Company may engage in additional sponsored research if such projects become available and are consistent with the Company's policies.

     Cost of goods sold totaled $8.0 million in the third quarter of 1998 as compared to $4.9 million in the third quarter of 1997. The resulting gross margin for the third quarter of 1998 decreased to $1.8 million from $2.0 million in the third quarter of 1997, due substantially to write-offs of approximately $400,000 of periodontal product inventory in anticipation of the expiration of approved sales dates and approximately $330,000 of vaccine work-in-progress inventory as a result of a water purity issue. Additional inventory provisions relating to the periodontal product are likely in the fourth quarter. Additionally, the lower gross margin percentage is attributable to a higher proportion of revenues resulting from sales of equipment and contract manufacturing which have lower gross margins than the Company's proprietary pharmaceutical and diagnostic products. The Company expects that gross margins will not significantly improve until more of the Company's proprietary products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses increased to $6.3 million in the third quarter of 1998 from $4.7 million in the third quarter of 1997. The increase in 1998 is due primarily to expenses related to new collaborative agreements and licenses to support research and development activities for potential products to be marketed by the Company. The Company currently does not expect that significant increases above current research and development expenses will be required to maintain its current research and development activities.

     Selling and marketing expenses increased to $3.2 million in the third quarter of 1998 from $2.5 million in the third quarter of 1997. This increase reflects the expansion of the Company's sales and marketing organization, its introduction and marketing of new products and additional field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the market.

     General and administrative expenses increased to $3.1 million in the third quarter of 1998 from $3.0 million in the third quarter of 1997. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $650,000 in the third quarter of 1998 from $631,000 in the third quarter of 1997. Amortization of intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions. Net intangible assets at September 30, 1998 and December 31, 1997 totaled $5.2 million and $6.0 million, respectively. The amortization of deferred compensation resulted in a non-cash charge to operations in the third quarter of 1998 of $174,000 as compared to $157,000 in the third quarter of 1997. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services at an exercise price equal to fair market value on the date of grant, measuring compensation cost as the fair value of the options on the date of grant and for which expenses will be recognized over the service period. The Company will incur a non-cash charge to operations of approximately $743,000, $652,000, $585,000 and $34,000 per year for 1998,
1999, 2000 and 2001, respectively, for amortization of deferred compensation.

     Interest income increased to $879,000 in the third quarter of 1998 from $621,000 in the third quarter of 1997 due to increased cash available for investment resulting from the proceeds from the Company's initial public offering in July 1997, the follow-on offering completed in March 1998 and the private placement of common stock with Ralston in July 1998. Interest income is expected to decline in future periods as the Company uses cash to finance business operations. Interest expense increased to $521,000 in the third quarter of

1998 from $371,000 in the third quarter of 1997 due to increases in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

     The Company reported a net loss in the third quarter of 1998 of $10.9 million as compared to a third quarter 1997 net loss $8.3 million. While revenues increased quarter to quarter, revenue growth stemmed primarily from lower gross margin products such as equipment and contract manufacturing. This lower gross margin sales mix, combined with inventory write-offs as described above, higher selling and marketing expenses and higher research and development expenses caused losses to be higher in the third quarter of 1998 as compared to the third quarter of 1997.

Nine months ended September 30, 1998 and 1997

     Total revenues, which include product and research and development revenues, increased to $27.0 million in the first nine months of 1998 as compared to $18.2 million in the first nine months of 1997. Product revenues increased to $26.3 million in the first nine months of 1998 as compared to $17.2 million for the first nine months of 1997. The growth in revenues during the first half of 1998 was primarily due to increased sales of the Company's products and from consolidating revenues from acquired businesses.

     Revenues from sponsored research and development of $677,000 in the first nine months of 1998 declined as compared to $1.0 million in the first nine months of 1997. Fluctuations in revenues from contract research and development are generally the result of changes in the number of funded projects as well as timing and performance of contract milestones. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources, although the Company may engage in additional sponsored research if such projects become available and are consistent with the Company's policies.

     Cost of goods sold totaled $19.6 million in the first nine months of 1998 as compared to $12.5 million in the first nine months of 1997. The resulting gross margin for the first nine months of 1998 increased to $6.7 million from $4.7 million in the first nine months of 1997, due primarily to increased product sales and manufacturing volumes, partially offset by the write-offs of inventories described above. The lower gross margin percentage is attributable to a higher proportion of revenues resulting from sales of equipment and contract manufacturing which have lower gross margins than the Company's proprietary pharmaceutical and diagnostic products. The Company expects that gross margins will not significantly improve until more of the Company's proprietary products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses increased to $19.0 million in the first nine months of 1998 from $14.9 million in the first nine months of 1997. The increase in 1998 is due primarily to increases in the level and scope of the Company's internal research and development activities and expenses related to new collaborative agreements and licenses to support research and development efforts for potential products to be marketed by the Company. The Company does not expect that significant increases above current research and development expenses will be required to maintain its current research and development activities.

     Selling and marketing expenses increased to $9.1 million in the first nine months of 1998 from $6.8 million in the first nine months of 1997. This increase reflects the expansion of the Company's sales and marketing organization, its introduction and marketing of new products and additional field sales force personnel. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volume increases and new products are introduced to the market.

     General and administrative expenses decreased to $8.9 million in the first nine months of 1998 from $9.4 million in the first nine months of 1997. The decrease in the first nine months of 1998 was due primarily to one-time charges in 1997 relating to a supply agreement termination fee. General and administrative expenses are expected to decrease as a percentage of revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $2.1 million in the first nine months of 1998 from $1.7 million in the first nine months of 1997. Amortization of intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions. Net intangible assets at September 30, 1998 and December 31, 1997 totaled $5.2 million and $6.0 million, respectively. The amortization of deferred compensation resulted in a non-cash charge to operations in the first nine months of 1998 of $569,000 as compared to $435,000 in the first nine months of 1997. In connection with the grant of certain stock options in the years ended December 31, 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services at an exercise price equal to fair market value on the date of grant, measuring compensation cost as the fair value of the options on the date of grant and for which expenses will be recognized over the service period. The Company will incur a non-cash charge to operations of approximately $743,000, $652,000, $585,000 and $34,000 per year for 1998, 1999, 2000 and 2001, respectively, for amortization of deferred compensation.

     Interest income increased to $2.4 million in the first nine months of 1998 from $1.1 million in the first nine months of 1997 due to increased cash available for investment resulting from the proceeds from the Company's initial public offering in July 1997, the follow-on offering completed in March 1998 and the private placement of common stock with Ralston in July 1998. Interest income is expected to decline in future periods as the Company uses cash to finance business operations. Interest expense increased to $1.5 million in the first nine months of 1998 from $821,000 in the first nine months of 1997 due to increases in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

     The Company reported a net loss in the first nine months of 1998 of $30.6 million as compared to a net loss of $29.3 million in the first nine months of 1997. While revenues increased period to period, revenue growth stemmed primarily from lower gross margin products such as equipment and contract manufacturing. This lower gross margin sales mix, combined with the inventory write-offs described above, higher selling and marketing expenses and higher research and development expenses caused losses to be higher in the first nine months of 1998 than the first nine months of 1997. These factors were partially offset by one-time charges recorded in the second quarter of 1997 for purchased research and development and supply contract termination fees.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company completed its IPO of 5,637,850 shares of common stock at a price of $8.50 per share, providing the Company with net proceeds of approximately $43.9 million. Upon the completion of the IPO, all outstanding shares of preferred stock were converted into 11,289,388 shares of common stock.

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

     As of September 30, 1998, the Company had received aggregate proceeds of $163.0 million from various equity transactions, including $15 million from the July 1998 private placement to Ralston, $48.6 million from the March 1998 follow-on public offering, $43.9 million from the July 1997 IPO, and the remainder from prior private equity placements.

     In addition, the Company has received proceeds from equipment financing totaling $12.0 million through September 30, 1998. The Company also assumed $4.3 million in short and long-term debt in connection with its 1996 acquisitions and assumed $3.8 million in long-term debt in connection with its 1997 acquisitions. Capital lease obligations and term debt owed by the Company totaled $17.9 million as of September 30, 1998, with installments payable through 2006. Expenditures for property and equipment totaled $4.8 million and $5.8 million for the nine months ended September 30, 1998 and 1997, respectively. The Company anticipates that it will continue to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company and its subsidiaries have secured lines of credit and other debt facilities totaling approximately $4.6 million, against which borrowings of approximately $3.0 million were outstanding at September 30, 1998. These financing facilities are secured by assets of Heska and the respective subsidiaries and corporate guarantees of Heska. The Company expects to seek additional asset-based borrowing facilities.

     Net cash used for operating activities was $29.9 million and $23.9 million for the nine months ended September 30, 1998 and 1997, respectively. Cash was used primarily to fund research and development activities, sales and marketing activities, general and administrative expenses and general working capital requirements.

     The Company currently expects to spend approximately $1.0 million during the remainder of 1998 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through secured debt facilities, where possible.

     The Company's primary short-term needs for capital, which are subject to change, are for continuing research and development efforts, its sales, marketing and administrative activities, working capital and capital expenditures relating to developing and expanding the Company's manufacturing operations. At September 30, 1998, the Company's principal source of liquidity was $61.2 million in cash, cash equivalents and short-term investments. The Company expects its working capital requirements to increase over the next several years as it introduces new products, expands its sales and marketing capabilities, improves its manufacturing capabilities and facilities and acquires businesses, technologies or products complementary to the Company's business. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding the Company's products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to the Company's business, and the results of product trials and competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding requirements at current operating levels for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company will need to raise additional capital to continue funding its business operations. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations. See "Factors that May Affect Results - Future Capital Requirements; Uncertainty of Additional Funding".

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

YEAR 2000 CONVERSION

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900, rather than 2000, could result in miscalculations and errors and cause significant business interruptions for the Company, as well as the government and most other companies. The Company has initiated procedures to identify, evaluate and implement any necessary changes to its computer systems, applications and embedded technologies resulting from the conversion. The Company is coordinating these activities with suppliers, distributors, financial institutions and others with whom it does business. Based on the results of its current evaluation, the Company does not believe that the Y2K conversion will have a material adverse effect on its business.

State of Readiness

     The Company relies on software in its information systems, and manufacturing and laboratory equipment. Most of this equipment and software was installed and written within the past three years. The Company has done an initial survey of the installed control systems, computers, and applications software, and it appears that these systems are either Y2K compliant, or the vendors claim Y2K compliance, or the problems can be corrected by purchasing or receiving relatively small amounts of hardware, software, or software upgrades.

Costs

     The Company has a plan to validate each of these systems by the end of the second quarter of 1999. This plan (40% of total expected hours were completed as of September 30, 1998) will be accomplished through a combination of written vendor confirmations, when available, and specific validation testing. This validation process is expected to be accomplished primarily with internal corporate staff. This validation phase is expected to cost approximately $100,000, including consulting and internal resources.

     Based on management's evaluations to date, remediation costs are not expected to be material due to the fact that the Company's information and embedded systems are new, generally off-the-shelf, and vendor relationships still exist for most subject equipment and software. These costs are expected to consist of replacing relatively low-cost personal computers, and installations of bug-fixes from major manufacturers of equipment, along with some custom software fixes. These costs, including hardware replacements accelerated by the Y2K situation, and other contingency plan activities, are not expected to exceed approximately $200,000.

Risks

     The most likely risks to the Company from Y2K issues are external, due to the difficulty of validating the readiness of key third parties for Y2K. The Company will seek confirmation of such compliance and seek relationships which are compliant. However, the risk that a major supplier or customer will become unreliable due to Y2K problems will still exist. The Company will develop contingency plans for key relationships as they arise. Such contingency plans are currently being developed by the Company.

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

Dependence on Development; Introduction and Acceptance of New Products

     Some of the Company's products have only recently been introduced and many are still under development. There can be no assurance that current products will gain market acceptance or that future products will be successfully developed or commercialized on a timely basis, or at all. Several of the Company's current products as well as a number of products under development, are novel. The Company must expend substantial efforts in educating its customer base in the need for and use of such products. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to improve market acceptance of its current products and achieve market acceptance for its future products and to complete development of and successfully introduce and commercialize its new products. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. The Company has experienced delays in receiving regulatory approvals. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing new products, that regulatory clearance or approval of any new products will be granted by the USDA, the FDA, the Environmental Protection Agency ("EPA") or foreign regulatory authorities on a timely basis, or at all. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all of its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other product candidates. Further, for certain of the Company's proposed products, the Company is dependent on collaborative partners to successfully and timely perform research, development and commercialization activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could adversely affect sales of such products or the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products.

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations; Customer Concentration

     Heska has incurred substantial net losses since its inception. At September 30, 1998, the Company's accumulated deficit was $103.1 million. The Company anticipates that it will continue to incur additional operating losses for the next several years. Such losses have resulted principally from expenses incurred in the Company's research and development programs and from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for major companies in the animal health industry and products for companies in other industries. Revenues from one Diamond customer comprised approximately 21% of the Company's total revenues in the year ended December 31, 1997 and 15% of total revenues for the first nine months of 1998. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

     There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and other periodic fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of current or new products, regulatory delays, product recalls, competition and pricing pressures from competitive products, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold. Because the Company's current level of operating expenses are being incurred in anticipation of higher levels of revenues and for new product development and marketing, the Company's operating results will be materially affected if its sales do not correspondingly increase or if its product development efforts are unsuccessful or experience delays.

Limited Sales and Marketing Experience; Dependence on Others

     To be successful, Heska will have to continue to develop and train its direct sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of its products. The Company is currently marketing its products to veterinarians through third party distribution channels and, to a lesser extent, through its direct sales force. There can be no assurance that the Company will be able to successfully maintain marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company. With respect to the Company's recently introduced and anticipated introduction of new diagnostic products, the Company may experience increased marketing costs and limitations resulting from the inability of many of the Company's distributors to carry these products due to contractual agreements with a competitor of the Company.

     In addition, the Company has granted marketing and commercialization rights to certain products under development to third parties, including Novartis AG and its Japanese affiliate ("Novartis"), Bayer AG ("Bayer"), Eisai Co., Ltd. ("Eisai") and Ralston. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. Novartis wil also distribute certain of the Company's products in Japan when such products receive required Japanese regulatory approvals. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its marketing partners contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. In addition, the Company recently granted to Ralston the exclusive licensing rights to develop and commercialize the Company's technologies in certain pet food products. There can be no assurance that Novartis, Bayer, Eisai or any other collaborative party will devote sufficient resources to marketing or commercializing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer, Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products.

Future Capital Requirements; Uncertainty of Additional Funding

     The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations for the next several years. The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding requirements at current operating levels for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company will need to raise additional capital to continue funding its business operations. The Company's future liquidity and capital funding requirements will depend on numerous factors, including market acceptance of current and future products; successful development of new products; timing of regulatory actions regarding the Company's potential products; costs and timing of expansion of sales, marketing and manufacturing activities; procurement, enforcement and defense of patents important to the Company's business; results of product trials; and competition. There can be no assurance that such additional capital will be available on terms acceptable or favorable to the Company or its existing stockholders, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on potentially unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer, Inc., and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Additionally, the market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products principally through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

     In addition to Diamond, Center and SDI, the Company relies and intends to continue to rely on contract manufacturers for certain of its products. The Company currently has supply agreements with Atrix Laboratories, Inc. for its canine periodontal disease therapeutic and a supply agreement with Quidel Corporation for certain manufacturing services relating to its point-of-care canine and feline heartworm diagnostic tests. Patient monitoring equipment and associated consumable products are also manufactured to the Company's specifications by third parties. These agreements typically require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. If any supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and, for regulated products, to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

Government Regulation; No Assurance of Obtaining Regulatory Approvals

     The development, manufacture and marketing of most of the Company's products are subject to regulation by various governmental authorities, consisting principally of the USDA and FDA in the United States and various regulatory agencies outside the United States. Delays in obtaining or failure to obtain any necessary regulatory approvals would have a material adverse effect on the Company's future product sales and operations. Any acquisitions of new products and technologies may subject the Company to additional government regulation.

     The Company's manufacturing facilities and those of any contract manufacturers the Company may use are subject to the requirements of and subject to periodic regulatory inspections by the FDA, USDA and other federal, state and foreign regulatory agencies. There can be no assurance that the Company or its contractors will continue to satisfy existing or future regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

Potential Difficulties in Management of Growth; Identification and Integration of Acquisitions

     The Company anticipates additional growth in its sales and marketing operations, the scope of its operating and financial systems and the geographic area of its operations as the Company seeks to increase its sales and marketing activities, as distribution strategies evolve, and as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management and other personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its current employees and hire new employees. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     In 1996, Heska consummated the acquisitions of Diamond and of assets relating to its canine allergy business. The Company's more recent acquisitions include: the February 1997 purchase of Bloxham; the July 1997 purchase of the allergy immunotherapy products business of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products; the September 1997 purchase of CMG, a Swiss corporation which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan; and the March 1998 purchase of SDI, a manufacturer and marketer of patient monitoring and other medical equipment. The Company also anticipates issuing additional shares of common stock to effect future acquisitions. Such issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, avoiding unforeseen contingent liabilities, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The Company is highly dependent on the efforts of its senior management and scientific team, including its Chief Executive Officer and Chief Scientific Officer. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives and strategies or result in a change of current business strategies. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, financial condition or results of operations.

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

Year 2000 Compliance and Risks

     The Y2K issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900, rather than 2000, could result in miscalculations and errors and cause significant business interruptions for the Company, as well as the government and most other companies. The Company has initiated procedures to identify, evaluate and implement any necessary changes to its computer systems, applications and embedded technologies resulting from the Y2K conversion. The Company is coordinating these activities with suppliers, distributors, financial institutions and others with whom its does business. There can be no assurance that full compliance will be achieved in a timely manner or at all. Based on the results of its current evaluation, the Company does not believe that the Y2K conversion will have a material adverse effect on its business, however, there can be no assurance in this regard.

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In July 1998, the Company issued 205,619 shares of common stock to Bayer Corporation ("Bayer") in consideration for the acquisition by Diamond of certain assets, including land and buildings formerly leased by Diamond from Bayer, and as repayment in full of certain indebtedness of Diamond to Bayer. The Registrant relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") because (a) the transaction did not involve a public offering and (b) the purchaser represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

         (c) In July 1998, the Company issued 1,165,592 million shares of common stock to Ralston for an aggregate purchase price of $14.75 million. In addition, the Company issued to Ralston a warrant to purchase an equal number of shares of common stock for a warrant purchase price of $250,000. The initial exercise price of the warrant is $12.87 per share increasing over the three year term of the warrant. The Registrant relied upon the exemption provided by
              Section 4(2) of the Act because (a) the transaction did not involve a public offering and (b) the purchaser represented that it was an "accredited investor" as such term is defined in rules of the SEC promulgated under the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Exhibit Index on Page 27

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description of Document
 ------                            -----------------------


 4.2 (a) Waiver and Amendment to First Amended Investors' Rights Agreement among the Company and certain other parties.
 4.2 (b) Second Waiver and Amendment to First Amended Investors' Rights Agreement among the Company and certain other parties.
 4.2 (c) Third Waiver and Amendment to First Amended Investors' Rights Agreement among the Company and certain other parties.
   4.5 Common Stock Warrant Purchase Agreement dated as of July 29, 1998 between the Company and Ralston Purina Company
    27     Financial Data Schedule

----------

                               HESKA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HESKA CORPORATION



Date:  November 16, 1998          By:    /s/ William G. Skolout
                                         ---------------------------
                                         WILLIAM G. SKOLOUT
                                         Chief Financial Officer
                                         (on behalf of the Registrant and as the
                                         Registrant's Principal Financial and
                                         Accounting Officer)