Form 10-K
period 1998-12-31
HESKA CORP
filed 1999-03-29
CIK 1038133

================================================================================

               United States Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

 ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

      1613 Prospect Parkway
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $58,400,000 as of March 15, 1999 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

26,676,327 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 15,1999

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders.

================================================================================

                                    PART I

Item 1.  Business.

     When used in this Report on Form 10-K ("Form 10-K"), the words "expects," "anticipates," "estimates," "hopes," "intends" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning product development research activities, expected product introductions and market opportunities, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors That May Affect Results" and elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures bovine vaccine products and pharmaceutical and personal healthcare products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products.

                            Animal Health Products

     Heska presently sells more than 30 different companion animal health products in the United States which fall generally into the categories described below:

                                                            Date of U.S.                                            Date of U.S.
                          Product                           Introduction              Product                       Introduction
------------------------------------------------------------------------------------------------------------------------------------
DIAGNOSTICS                                                                      EQUIPMENT
Canine Heartworm Diagnostics                                                     Monitoring Equipment
   Veterinary Diagnostic Laboratory                           1997                 VET/OX(R) 4400                        1998
   Point-of-Care Diagnostic (Solo Step(TM) CH)                1999                 VET/OX(R) 4403                        1995
Feline Heartworm Diagnostics                                                       VET/OX(R) 4404                        1998
   Veterinary Diagnostic Laboratory                           1997                 VET/OX(R) 4700                        1994
   Point-of-Care Diagnostic (Solo Step(TM) FH)                1998                 VET/ECG(TM) 2000                      1997
Allergy Diagnostics (ALLERCEPT(TM) Detection System)                               VET/DOPP(TM) 100                      1996
                                                                                   VET/BP(TM) 6000                       1994
   Canine; Veterinary Diagnostic Laboratory                   1997                 VET/BP(TM) 6500                       1998
   Feline; Veterinary Diagnostic Laboratory                   1997                 VET/CAP(R) 7000                       1994
Canine Leishmaniosis Diagnostic                                                    VET/CAP(R) 7100                       1998
   Veterinary Diagnostic Laboratory                           1997                 VET/SENSOR(TM) ECG                    1998

BIOLOGICS AND VACCINES                                                           Diagnostic Equipment
Canine Allergy Immunotherapy                                  1996                 i-STAT(R) Portable Clinical
                                                                                   Analyzer (1)                          1996
Feline Allergy Immunotherapy                                  1998                 Vet ABC Hematology Analyzer           1998
Feline Trivalent Vaccine (HESKA(TM) Trivalent                 1997                 Reflovet(R) Chemistry Analyzer        1998
   Intranasal/Intraocular Vaccine
Feline Bivalent Vaccine (HESKA(TM) Bivalent                   1997               Other Equipment
   Intranasal/Intraocular Vaccine)                                                 VET/IV(TM) 2.2 IV Pump                1998
                                                                                   Medfusion(TM)  2000 Syringe Pump(3)   1998
                                                                                   SAGA(TM) Anesthesia Machine           1996
PHARMACEUTICALS
Periodontal Disease Therapeutic for Dogs
   (PERIOceutic(TM) Gel)                                      1997
Canine Thyroid Supplement                                     1998

NUTRITIONAL SUPPLEMENTS
F.A. Granules, Dietary Supplement                             1998
------------------------------------------------------------------------------------------------------------------------------------

-------------------
(1)  i-STAT(R) is a registered trademark of i-STAT Corporation
(2)  Reflovet(R) is a registered trademark of Boehringer Mannheim GmBH
(3)  Medfusion(TM)  is a trademark of Medex, Inc.

Diagnostics

  Heartworm Diagnostics

     Heartworm infections of dogs and cats are caused by the parasite Dirofilaria immitis. This parasitic worm is transmitted in larval form to dogs and cats through the bite of an infected mosquito. Larvae develop into adult worms which live in the pulmonary arteries and heart of the host, where they can cause serious cardiovascular, pulmonary, liver and kidney disease.

     In January 1997, Heska introduced a new test in its veterinary diagnostic laboratory for feline heartworm infections of cats which allowed veterinarians for the first time to accurately establish the prevalence of heartworm exposure in cats in their practices. This test is highly accurate and identifies antibodies in cat serum that react with a recombinant heartworm antigen. In 1997, the Company introduced a rapid, point-of-care version of this test in Italy. After receiving regulatory clearance, Heska introduced this point-of-care feline heartworm test (Solo Step(TM) FH) in the United States in 1998.

     Heska has also developed a diagnostic test for heartworm infection in dogs. This test uses monoclonal antibodies reactive with heartworm antigens to detect the presence of these antigens in the blood of the infected dog. This test was first offered through Heska's veterinary diagnostic laboratory in 1997. A simple, rapid, and easy to use point-of-care version of this test (Solo Step(TM)
CH) was introduced in Italy in 1998. Heska received regulatory clearance to sell Solo Step(TM) CH in the United States in January 1999, and sales of the product in the United States have commenced.

  Allergy

     Allergy is common in companion animals, and it is estimated to affect approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests are painful, subjective and inconvenient. The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

     Heska has developed more accurate in vitro technology to detect IgE, the antibody involved in most allergic reactions. This technology permits the design of tests that, in contrast to other in vitro tests, more specifically identify the animal's allergic responses to particular allergens. During 1997, Heska adapted this technology to a broad range of its canine and feline allergy tests. This allergy testing is conducted in the HESKA(TM) Veterinary Diagnostic Laboratories in the United States and the United Kingdom using an enzyme-linked immunoassay ("ELISA") to screen the blood serum of potentially allergic dogs against a panel of known allergens. A typical test panel includes 48 different allergens, consisting primarily of various pollens, grasses, molds and insects.

  Canine Leishmaniosis

     Visceral leishmaniosis is a serious disease of dogs and humans caused by the parasite Leishmania. These protozoan parasites are transmitted to humans and dogs through the bite of sandflies. The disease causes profound suffering and, if left untreated, infected dogs often die. While this disease is generally not a problem in the United States, it is widespread in Mediterranean and Middle Eastern countries and in South America. Dogs are believed to serve as the primary reservoir of the parasites for transmission to other dogs and to humans. Previously, reliable diagnosis of canine visceral Leishmania infections was based on clinical symptoms, the finding of parasite-bearing cells in lymph node aspirates and the use of a laboratory-based microscopy assay to detect antibodies in the serum of dogs reactive with Leishmania antigens.

     Using a proprietary molecule developed by Corixa Corporation ("Corixa"), Heska has developed a sensitive immunoassay for the diagnosis of canine Leishmania infection. The reference laboratory test version of this immunoassay was introduced in the United States and Italy in 1997, and the point-of-care version was introduced in Italy in 1998.

Biologics and Vaccines

  Allergy Immunotherapy

     Veterinarians who use Heska's diagnostic laboratories for in vitro allergy testing services often purchase immunotherapy treatment sets for those animals with positive test results. These prescription treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has demonstrated significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. Both canine and feline immunotherapy treatment sets are offered by the Company in the United States and the United Kingdom.

  Feline Respiratory Disease

     In 1997, Heska introduced in the United States a three-way modified live vaccine (HESKA(TM) Trivalent Intranasal/Intraocular Vaccine) for the three most common viral diseases of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. Heska also introduced in the United States a two-way modified live vaccine (HESKA(TM) Bivalent Intranasal/Intraocular Vaccine) for calicivirus and rhinotracheitis virus in 1997. These vaccines are administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. The Company's vaccines avoid injection site side effects and are believed by the Company to be very efficacious.

Pharmaceuticals

  Dentistry

     Dentistry for dogs is a growing market in companion animal health. Within dentistry, the most prevalent issues are general dental hygiene and periodontal disease. It is estimated that more than 80% of all dogs over three years old exhibit symptoms of periodontal disease, which often manifests as bad breath. Left untreated, periodontal disease can cause loss of teeth and systemic bacterial infection. The most prevalent treatment is the cleaning and scaling of the animal's teeth. Although periodic cleaning and scaling is recommended for all dogs, this procedure alone does not adequately address the underlying infection in dogs with periodontal disease. Systemic antibiotics to be administered by the pet owner at home are widely prescribed but present convenience and compliance issues.

     In November 1997, Heska received United States Food and Drug Administration ("FDA") clearance to market and introduced its periodontal disease therapeutic in the United States (PERIOceutic(TM)), an innovative product for the treatment of periodontal disease in dogs. The product consists of a solution containing the antibiotic doxycycline that is injected into the tooth pocket. The injected material forms a biodegradable gel that releases the antibiotic gradually over time, eliminating the need for repeated antibiotic administration by the pet owner. Although the Company has experienced slow market acceptance of this product, Heska's goal is to have this product administered by veterinarians on a regular basis for dogs with periodontal disease concurrently with the regular cleaning and scaling of the animal's teeth.

  Canine Thyroid Supplement

     Canine hypothyroidism is a serious disease that is usually caused by abnormalities of the thyroid gland. It is estimated that 3% to 4% of all dogs require thyroid hormone replacement therapy. Common clinical signs include dry, coarse, thin hair, possibly with patches of hair loss and pigment changes. The disease can affect multiple organ systems and cause recurrent infections.

     In 1997, Heska introduced a thyroid supplement for dogs in the United States, which it believes is the first and only vitamin-enriched, chewable tablet for the treatment of hypothyroidism in dogs.

These chewable tablets, which are administered daily for the life of the dog, provide levothyroxine sodium, a replacement therapy for the hormone normally produced by the body.

  Nutritional Supplements

     Arising partly from its allergy expertise, in 1998, Heska developed and introduced in the United States a novel fatty acid supplement (HESKA(TM) F.A. Granules). The unique source of the fatty acids in this product, flaxseed oil, leads to high omega-3:omega-6 ratios of fatty acids. Diets high in omega-3 fatty acids are believed to lead to lower levels of inflammatory response. The HESKA F.A. Granules include vitamins and are formulated in a palatable flavor base that makes the product convenient and easy to administer.

Equipment

     In March 1998, Heska acquired Sensor Devices, Inc. ("SDI"), a manufacturer and marketer of patient monitoring and diagnostic equipment. During 1998, Heska also completed the development and adaptation of certain other equipment products and entered into agreements for the distribution of additional equipment products. Heska currently offers a broad line of monitoring, diagnostic and other equipment as described below.

  Monitoring Equipment

     The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in
companion animal health.   Heska offers what the Company believes is the
broadest line of these monitoring products presently available in the veterinary market. The centerpiece of Heska's monitoring equipment product line is a family of oxygen saturation monitors designed for monitoring animals under anesthesia: the VET/OX(R) 4400, VET/OX(R) 4403, VET/OX(R) 4404 and VET/OX(R) 4700, each of which includes a variety of additional monitoring parameters, such as pulse rate and strength, body temperature, respiration and ECG. The Company also offers two monitors, the VET/CAP(R) 7000 and VET/CAP(R) 7001 for monitoring CO2 for animals under anesthesia. Heska also offers its proprietary esophageal ECG sensor for monitoring ECG, temperature and heart and breath sounds of anesthetized dogs. The Company's monitoring line also includes the VET/DOPP(TM) 100, VET/BP(TM) 6000 and VET/BP(TM) 6500 blood pressure monitors and the VET/ECG(TM) 2000 hand-held ECG monitor.

  Diagnostic Equipment

     Heska's line of diagnostic equipment was initiated with the i-STAT(R) Portable Clinical Analyzer, a hand-held, portable clinical analyzer that provides quick, easy analysis of blood gasses and other key analytes, such as sodium, potassium and glucose, with whole blood. In the United States and the United Kingdom, the Company also added the Vet ABC Hematology Analyzer, an easy to use blood analyzer that measures such key parameters as white blood cell count, red blood cell count and hemoglobin levels in animals. Heska also offers the Reflovet(R) Clinical Analyzer, an easy to operate, cost effective blood chemistry analyzer that measures a broad range of animal blood analytes, such as amylase, creatinine, uric acid, bilirubin and glucose.

  Other Equipment

     Among the other items of equipment that Heska offers to its veterinary customers is the Heska VET/IV(TM) 2.2 infusion pump. This compact, affordable IV pump allows veterinarians to easily provide regulated infusion of blood or nutritional products for their patients. Heska also offers the Medfusion(TM) 2010 syringe pump for regulated delivery of drugs held in syringes. The Company also offers the SAGA(TM) anesthesia machine, an anesthesia machine for companion animal applications, and associated accessories.

Veterinary Diagnostic Laboratories

     In 1996, Heska established a veterinary diagnostic laboratory at its Fort Collins facility. The diagnostic laboratory currently offers the Company's allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic and pathology services. The Fort Collins veterinary diagnostic laboratory is currently staffed by four diplomates of the American College of Veterinary Pathologists, medical technologists experienced in animal disease and several additional technical staff.

     Heska intends to continue to use its Fort Collins diagnostic laboratory both as a stand-alone service center for its customers and as an adjunct to its product development efforts. Many of the assays which the Company will develop in a point-of-care format will initially be validated and made available in the veterinary diagnostic laboratory and will also remain available there after the introduction of the analogous point-of-care test.

     In addition to the United States veterinary diagnostic laboratory, the Company provides to veterinarians in the United Kingdom a full range of diagnostic and pathology services, including the proprietary diagnostic laboratory tests marketed by the Company through Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), one of the largest veterinary diagnostic laboratories in the United Kingdom. Heska UK was acquired by Heska in 1997.

Food Animal Products

     In addition to manufacturing companion animal health products for marketing and sale by Heska, Diamond, a wholly owned subsidiary of the Company, has completed the research, development and testing of a new line of bovine vaccines that were licensed by the United States Department of Agriculture ("USDA") in the United States in 1998. Diamond has entered into an agreement with a food animal products distributor, Agri Laboratories, Ltd. ("AgriLabs"), for exclusive marketing and sale worldwide. Diamond is the sole manufacturer for these products.

     Diamond also manufactures bovine vaccines which are marketed and sold by Bayer AG ("Bayer"), primarily in the United States, pursuant to a contract which terminates in February 2000. While Diamond has had discussions with Bayer about extending this supply relationship for bovine vaccines, there can be no assurance that such an agreement will be reached. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Results-Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration". Diamond also manufactures vaccine products for a number of other animal health companies. This ranges from providing bulk vaccine antigens which are included in the vaccines which are manufactured by other companies to filling and finishing final products using bulk antigens provided by other animal health companies.
In addition, Diamond manufactures a companion animal nutritional product that is marketed and distributed by another animal health company.

                                 Other Products

Human Allergy Products

     In addition to manufacturing veterinary products for marketing and sale by Heska, Center manufactures a broad line of allergenic extracts, such as pollens, grasses and trees, for use in human allergy immunotherapy and diagnosis in the United States. Center provides these allergenic extracts to human allergists both in bulk form to those allergists who wish to mix their own allergenic immunotherapy treatment sets and in the form of custom-made patient immunotherapy treatment sets of multiple allergens.

     In addition to manufacturing and marketing veterinary allergy products primarily in Europe, CMG markets a broad range of human allergy diagnostic products for use primarily by laboratories in Europe. These products are sold primarily through distributors.

Personal Healthcare

     Diamond also manufactures certain personal healthcare products for marketing and sale by other companies. These products include antibacterial soaps and medicated foot powders.

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

     Heska is also committed to identifying external product opportunities and creating business and technical collaborations that lead to the creation of other products. The Company is currently funding research at multiple academic institutions. The Company believes that its active participation in scientific networks and its reputation for investing in research enhances its ability to acquire external product opportunities.

     The vast majority of all research and development resources at Heska are directed towards the development of new companion animal health products. However, Diamond has undertaken a modest, but quite successful, research effort to develop and improve its bovine line of vaccines. Most of Diamond's recent research work has been funded by the marketing and distribution partners for the
products being developed.   Diamond expects that it will continue to conduct
research to improve and expand its bovine vaccine line, and it expects that much of this work will be at least partially funded by its distribution partners for those vaccines. The Company incurred expenses of $12.0 million, $20.1 million and $29.1 million in the years ended December 31, 1996, 1997 and 1998, respectively in support of its research and development activities.

     Set forth below are descriptions of some of the companion animal health products the Company is working to develop. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results".

  Equine Influenza Vaccine

     Equine influenza is a common viral disease of horses and is similar to human influenza. Horses have diminished performance and quality of life for an extended period following infection. Currently available vaccines for equine influenza are of limited efficacy and the effective duration of immunity for existing vaccines is often measured in weeks or months. Heska has developed a unique vaccine for equine influenza and believes its vaccine candidate will have improved efficacy and duration of immunity. The vaccine is currently being tested in horses for safety.

  Bartonellosis (Cat Scratch Fever) Vaccine

     Bartonella henselae is the causative agent of cat scratch fever. This bacterium is transmitted from cats to humans by a cat's scratch and perhaps by other means. The human disease is characterized by malaise, fever and swollen lymph nodes, sometimes lasting several weeks and sometimes requiring hospitalization. People with weak immune systems, such as HIV-positive individuals, children and the elderly may develop very severe disease following infection, and this organism is a cause of a significant number of opportunistic infections in HIV-positive individuals. The Company is working with scientists at the United States Centers for Disease Control and Prevention ("CDC") in Atlanta, Georgia to develop a novel vaccine for cats. The vaccine is intended to prevent cats from harboring Bartonella henselae in their blood, with the goal of limiting transmission of the bacteria from cats to humans. Certain vaccine formulations prepared at Heska have successfully protected cats from infection. The vaccine is currently being tested in cats for safety and efficacy.

  Canine Leishmaniosis Vaccine

     Canine leishmaniosis is endemic in certain areas of Mediterranean Europe, the Middle East and South America, and infected dogs may act as a reservoir for the parasite. A vaccine to prevent disease or a novel therapeutic approach would significantly improve the health of dogs in these areas and potentially reduce transmission to humans. Candidate Leishmania vaccine antigens have been identified by collaborators at Corixa, and leishmaniosis vaccine trials are being conducted by Heska. Because little is yet known of the natural progression of disease in Leishmania-infected dogs, it is anticipated that this research effort, and any subsequent vaccine trials, will not be completed for at least several years, if at all.

  Feline Toxoplasmosis Vaccine

     Toxoplasmosis is caused by a protozoan parasite, Toxoplasma gondii, that infects cats and other mammals including humans, pigs and sheep. This disease can be transmitted to humans through contact with the oocysts (eggs) of the parasite, which are passed exclusively in the feces of infected cats. In addition, consumption of contaminated undercooked lamb and pork is a common means of transmission to humans. Toxoplasma infections are generally not a serious concern for cats, as healthy cats generally tolerate the infection without obvious disease. However, infections of other animals, including humans, may have serious consequences. This is particularly true for immunocompromised individuals, such as HIV-infected persons, and for unborn fetuses. Such infections may be life threatening in the former case and lead to birth defects or miscarriage in the latter. As a result of the risk of transmission of this disease from cat feces, doctors sometimes advise immunocompromised patients and women who are or may become pregnant to avoid or give away their cats. For this reason, Heska believes that an appropriate vaccine may encourage such individuals to keep their family pets, and it is attempting to develop a recombinant vaccine intended to protect cats from shedding Toxoplasma oocysts. The Company believes that such a vaccine, if widely used, could help reduce the transmission of disease to humans and other animals. The Company has identified and cloned the genes encoding many vaccine candidate antigens from internally developed gene libraries. Testing of these antigens for vaccine efficacy is ongoing. Commercialization of such a vaccine is not expected for at least several years, if at all. If the Company succeeds in creating such a Feline Toxoplasmosis Vaccine, it may be marketed by Bayer. See "Collaborative Agreements".

  Flea Control Vaccines and Pharmaceuticals

     A number of proprietary and non-proprietary products are currently marketed for flea control. Certain of the proprietary products introduced in the last few years have been particularly successful. No single product, however, can presently be considered to be completely safe and effective in flea control at all flea life cycle stages. In addition, certain topical control chemicals, such as those frequently included in sprays and collars, can be toxic and present safety concerns for animals and humans. The use of certain flea control chemicals may also, over time, result in fleas that are resistant to those products.

     One of Heska's goals is to develop vaccines that will produce an immune response in the dog or cat that will kill fleas or reduce their reproduction. Experimental studies with the first vaccine candidates are ongoing, but this is a very difficult scientific challenge and commercial vaccines are not anticipated for at least several years, if at all. If the Company succeeds in creating such a flea control vaccine, it may be marketed by Novartis Tiergesundheit AG ("Novartis" used herein means Novartis and/or its affiliates or predecessors). See "Collaborative Agreements".

     The Company's expertise in flea molecular physiology has also led to the creation of in vitro tests amenable to chemical screening and in vivo tests that measure the effect of compounds on fleas. Thousands of compounds have been screened in vitro and hundreds of compounds have been tested for flea control activity. The Company is attempting to identify a novel small molecule flea pharmaceutical and, if successful, will initiate clinical trials in companion animals.

  Heartworm Vaccines

     Heartworm infection is common throughout the world, particularly in warm and humid climates. Dogs are especially susceptible to heartworm infection and treatment is difficult, expensive and requires the use of toxic compounds with serious adverse effects for the animal. Drugs to prevent heartworm infections in dogs are generally available and widely prescribed, but require monthly or daily administration during the heartworm transmission season.

     Heartworm infections of cats represent a growing area of concern for veterinary practitioners. Although cats are somewhat less susceptible to heartworm infection than are dogs, infected cats may experience serious disease, even death, from only a single adult worm. A drug to prevent heartworm infections of cats, similar to the products available for dogs, was introduced by Merial Ltd. in January 1997.

     In order to avoid the need for repeated administration of drugs and the resulting compliance and convenience problems, Heska's goal is to develop vaccines for annual administration that would prevent cardiopulmonary infection in dogs and cats caused by heartworms. The Company has identified many candidate vaccine antigens and the genes encoding them have been cloned. Heska is using these proprietary molecules in vaccination studies of dogs and cats, including trials which involve delivering vaccine candidates using nucleic acids and viral vectors. Each vaccination trial requires approximately one year to complete. Accordingly, commercialization of vaccines for heartworm infections of dogs and cats, if it occurs, is at least several years away. If the Company succeeds in creating such vaccines to prevent heartworm infections in dogs and cats, they may be marketed by Bayer and Novartis, respectively. See "- Collaborative Agreements".


  Oncology

     With improved diet and medical care, dogs and cats are living longer lives and, accordingly, developing more age-associated diseases such as cancer. In fact, cancer is the leading cause of disease-associated death in dogs and cats. Despite this, most cancer treatments are less than optimal and employ "off label" therapeutic products developed for use in humans. The Company believes that it is critical that a cancer therapeutic product not substantially decrease the quality of life of the treated dog or cat. Accordingly, Heska is pursuing an immunological approach to cancer therapy. Instead of systemically applying toxins that kill rapidly growing cells (both tumor cells and normal cells), Heska scientists are attempting to stimulate immune responses to a tumor through gene therapy technology. Scientists at National Jewish Hospital in Denver, Colorado first demonstrated that a combination of immune stimulatory genes, when injected into canine melanomas, could stimulate the regression of the primary tumor and could prevent subsequent metastatic disease. The Company is collaborating with these scientists at National Jewish Hospital and with scientists at GeneMedicine, Inc. to develop gene formulations that could be used by the veterinarian for such treatments. Heska is currently testing these gene formulations for safety and efficacy. The Company does not expect to have a commercial product in this area for at least several years, if at all.

  Osteoarthritis

     Osteoarthritis is a common disease affecting approximately 20% of adult dogs. Mildly affected animals may suffer only stiffness, soreness, lethargy or reduced activity, while dogs with more severe disease may be unable to exercise or even to rise without assistance. Treatment options include temporary palliative relief of clinical signs by using pain relievers such as an oral non-steroidal anti-inflammatory drug. These palliative drugs provide temporary relief of pain but do not prevent the affected joints from suffering further erosion of cartilage and destruction of bone.

     Heska has acquired the rights to develop certain of CollaGenex Pharmaceuticals' proprietary matrix metalloproteinase inhibitors for companion animal health applications. Heska believes these compounds may be useful for the prevention and treatment of tissue destruction and disease progression in a variety of inflammatory and degenerative diseases. The Company is focusing its initial development efforts in the prevention of osteoarthritis progression. This research is still at an early stage, and a commercial product is not anticipated for at least several years, if at all.

                              Sales and Marketing

     The Company presently markets its products in the United States directly to veterinarians through the use of its field sales force, inside customer service/tele-sales force and veterinary distributors acting as contract sales agents. As of February 1999, the Company had approximately 35 field sales representatives and field sales supervisors and 19 customer service/tele-sales representatives and supervisors. The 19 veterinary distributors with whom the Company has entered into sales agency relationships employ approximately 700 field and customer service/tele-sales representatives, although some of these distributors do not sell all of the Company's products. Internationally, the Company markets its products to veterinarians primarily through distributors.

     The Company estimates that there are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. The Company plans to market its products to these clinics primarily through the use of its field and telephone sales force, sales agents, trade shows and print advertising. During 1998, the Company sold its products to more than 12,000 such clinics in the United States.

     Certain of the products which the Company has under research and development, if completed, may be marketed partially or wholly by parties with whom it has collaborative agreements (See "Collaborative Agreements"). Center's human allergy immunotherapy products are marketed and sold in the United States by Center Pharmaceuticals, Inc., an unaffiliated sales and marketing company that markets allergy related products primarily to human allergists in the United States. Center Pharmaceuticals markets and sells Center's human allergy products as a contract sales agent of Center.

                                 Manufacturing

     The Company's products are manufactured by its Diamond, SDI, Center and CMG subsidiaries and/or by third-party manufacturers. Diamond's facility is a USDA and FDA licensed biological and pharmaceutical manufacturing facility in Des Moines, Iowa. The Company expects that it will manufacture most or all of its biological products at this facility, as well as most or all of its recombinant proteins and other proprietary reagents for its diagnostic products. All of the Company's patient monitoring and diagnostic equipment, including its clinical and hematology analyzers and veterinary sensors are either manufactured by SDI at its Waukesha, Wisconsin facility or by third-party manufacturers. The Company manufactures all of its allergy immunotherapy products at Center's USDA and FDA licensed manufacturing facility in Port Washington, New York. CMG manufactures its veterinary and human allergy diagnostic products at its leased facility in Fribourg, Switzerland. Diamond and Center's facilities are subject to regulation and inspection by the USDA and the FDA. See "Factors that May Affect Results-Government Regulation; No Assurance of Obtaining Regulatory Approvals". The Company's point-of-care diagnostic products are manufactured by Quidel Corporation ("Quidel") and Diamond. The Company's periodontal disease therapeutic is manufactured by Atrix Laboratories, Inc. ("Atrix"), the company that developed this product for human use. The Company's reliance upon third-party manufacturers poses a significant risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Results-Limited Manufacturing Experience and Capacity; Reliance on Third-Party Manufacturers".

     In addition to manufacturing products for the Company, Diamond manufactures bovine vaccines and other veterinary biologicals, veterinary pharmaceuticals and personal healthcare products for marketing and sale by other companies. Diamond currently has the capacity to manufacture more than 50 million doses of vaccines each year. Diamond's customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. In addition, Diamond offers to support its customers through research services, regulatory compliance services, validation support and distribution services.

     In addition to manufacturing products for the Company, Center manufactures allergy immunotherapy products which are distributed in the human market using an independent and unaffiliated distribution company, Center Pharmaceuticals, Inc.

                            Collaborative Agreements

 Novartis

     In April 1996, the Company entered into several agreements with Novartis. Such agreements were entered into in connection with a $36.0 million equity investment by Novartis in the Company. Novartis received, under the marketing agreements, certain rights to manufacture and market any flea control vaccine or feline heartworm control vaccine developed by the Company as to which USDA prelicensing serials are completed on or before December 31, 2005. The Company and Novartis have co-exclusive rights to market these products under their own trade names throughout the world (other than in countries in which Eisai Co., Ltd. ("Eisai") has such rights) and, if both parties elect to market, the parties will share revenues on their sales. The marketing agreements remain in force through 2010 or longer, if Novartis is still actively marketing such products. In addition, the parties entered into a screening and development agreement under which the parties may undertake joint research and development activities in certain fields. If the parties fail to agree to perform joint research activities, then Novartis has the right to use certain materials of the Company on an exclusive basis to develop food animal pharmaceutical products or on a co-exclusive basis with the Company to develop pharmaceutical products for parasite control in companion animals or food animal vaccines. Novartis would pay royalties on any such products developed by it. Currently, there are no joint research projects being undertaken under this agreement, although several are in the proposal stage. The Company and Novartis also entered into a right of first refusal agreement under which the Company, prior to granting licenses to any third party to any products or technology developed or acquired by the Company for either companion animal or food animal applications, must first notify and offer Novartis such rights. If the parties are unable to come to an agreement within 150 days of the Company's first notice, Heska may thereafter license such rights to third parties on terms not materially more favorable than the terms last offered by the Company to Novartis. The screening and development agreement and right of first refusal agreement each terminate in 2005.

     In October 1998, the Company and Novartis also entered into an exclusive distribution agreement pursuant to which Novartis has the exclusive right to distribute selected Heska products in Japan, including Heska's in-clinic feline and canine heartworm diagnostic products, periodontal disease therapeutic and feline viral vaccines, upon obtaining regulatory approval in Japan for such products. Novartis also granted to Heska a right of first refusal to evaluate for possible development and marketing worldwide certain new product technologies for the veterinary market as they may become available from Novartis.

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

 Ralston Purina Company

     In July 1998, Heska entered into a strategic alliance with Ralston Purina Company ("Ralston Purina"), the world's largest manufacturer of dry dog and dry and soft-moist cat foods. Ralston Purina acquired exclusive rights to license the Company's discoveries, know-how and technologies for innovative diets for dogs and cats. Heska and Ralston Purina are jointly developing therapeutic diets for both dogs and cats. The Company believes that the combination of Heska's expertise in companion animal disease physiology with Ralston Purina's expertise in formulation and diet testing will permit the development of novel nutritional products. Testing of experimental formulations is ongoing. In the event any products that are the subject of the collaboration are commercialized by Ralston Purina, Ralston Purina will pay Heska a royalty on products incorporating Heska's technology. In connection with this alliance, Ralston Purina made a $15 million equity investment in the Company.

 Quidel

     The Company has entered into a development agreement with Quidel under which the parties are jointly developing certain of the Company's point-of-care diagnostic tests using Quidel's rapid in-clinic test technology. The parties also have entered into a supply agreement under which Quidel will perform manufacturing services with respect to these tests for the Company.

                             Intellectual Property

     Heska believes that patents, trademarks, copyrights and other proprietary rights are important to its business. Heska also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     Heska actively seeks patent protection both in the United States and abroad. As of February 28, 1999, Heska owned or co-owned 31 issued U.S. patents and 90 pending U.S. patent applications. Heska's issued U.S. patents primarily relate to the Company's proprietary flea bite allergy, flea control, heartworm, vaccine delivery and certain patient monitoring equipment technologies. The Company's pending patent applications primarily relate to proprietary allergy, flea control, heartworm, vaccine production and delivery and patient monitoring equipment technologies. Applications corresponding to pending U.S. applications have been or will be filed in other countries. As of February 28, 1999, Heska had 6 issued foreign patents and 99 pending foreign filings, including 21 pending Patent Cooperation Treaty ("PCT") filings.

     The Company also has obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond, Center, SDI, Heska UK and CMG are primarily protected through trade secret protection of, for example, their manufacturing processes. In general, the intellectual property of Diamond's customers belongs to such customers.

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

     The commercial success of the Company also depends in part on the Company and its collaborators neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third party patents and patent applications that may relate to the practice of the Company's technologies. There can be no assurance that the Company or its collaborators do not or will not infringe any valid patents or proprietary rights of third parties. Furthermore, to the extent that Heska or its consultants or research collaborators use intellectual property owned by others in work performed for the Company, disputes may arise as to the rights in such intellectual property or in related or resulting know-how and inventions. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes or to stop the manufacture and marketing of the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of United States and foreign patents and patent applications in the practice of the Company's areas of interest and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results-Uncertainty of Patent and Proprietary Technology Protection; License of Technology of Third-Parties".

                             Government Regulation

     Most of the products being developed by Heska will require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines and point-of-care diagnostics for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics ("CVB") of the USDA under the auspices of the Virus-Serum-Toxin Act. Alternatively, animal drugs, which generally include all synthetic compounds, are approved and monitored by the Center for Veterinary Medicine ("CVM") of the FDA under the auspices of the Federal Food, Drug and Cosmetic Act. A third agency, the Environmental Protection Agency ("EPA"), has jurisdiction over certain products applied topically to animals or to premises to control external parasites. In the United States, governmental oversight of human health products is provided exclusively by the FDA.

     Many of the regulated products presently under development by Heska will be regulated by the USDA. The purpose of the Virus-Serum-Toxin Act is to ensure that veterinary biologics sold in the United States are safe and efficacious. Pre-market testing is performed by the manufacturer and the CVB prior to approval of the product for sale as well as on each new lot. Although the procedures for licensing products by the USDA are formalized, the acceptable standards of performance for any product are agreed upon between the manufacturer and the CVB. For novel products that are unlike others already licensed, the agreement on expected performance standards is typically reached through a dialogue between the CVB and the manufacturer. The formal demonstration of acceptable efficacy of the product is done in carefully controlled laboratory trials. This is normally a much more efficient and reliable process than demonstration of efficacy in clinical trials using client-owned animals.

     Recent industry data indicates that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about a year, with considerably less cost. However, vaccines or diagnostics that use innovative materials such as those resulting from recombinant DNA technology usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be prepared, information on the performance and safety of the product in laboratory studies and information on performance of the product in field conditions. However, the submission and review of these data packages is not staged, so that one must be completed before beginning the next.

     Recent industry data indicate that it takes about 11 years and $5.5 million to develop a new drug for animals, from commencement of research to market introduction. Of this time, approximately three years is spent in the clinical trial and review process. However, unlike human drugs, neither preclinical studies in model systems nor a sequential phase system of clinical trials are required. Rather, for animal drugs, clinical trials for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the CVM will review data at appropriate and productive times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food producing animals, as food safety issues relating to tissue residue levels are not present.

     A number of animal health products are not regulated. For example, assays for use in a veterinary diagnostic laboratory and certain pieces of equipment do not have to be licensed by either the USDA or FDA. Additionally, certain botanically derived products, certain nutritional products, and grooming and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

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

     Delays in obtaining or failure to obtain any necessary regulatory approvals for Heska's products could have a material adverse effect on the Company's future product sales and operations. Heska has experienced delays in the past and could incur additional delays in the future. Any acquisitions of new products and technologies may subject the Company to additional government regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results-Government Regulation; No Assurance of Obtaining Regulatory Approvals".

                                  Competition

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the companion animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc., Schering-Plough Corp., Pharmacia & Upjohn, Inc. and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Novartis and Bayer are marketing partners of the Company and their agreements with the Company do not restrict their ability to develop and market competing products. See "Collaborative Agreements". The market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products primarily through veterinarians, a substantial segment of the potential market may not be reached and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels.

     Center's human allergy immunotherapy products compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Center and more established marketing, sales, distribution and service organizations than Center Pharmaceuticals, Inc. The bovine vaccines sold by Diamond to Bayer and AgriLabs compete with each other and with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and more established marketing, sales, distribution and service organizations than AgriLabs.

     There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results-Highly Competitive Industry".

                                   Employees

     As of January 1, 1999, Heska and its subsidiaries employed 533 full-time persons, of whom 196 are in manufacturing, quality control and materials management, 105 are in research, development and regulatory affairs, 105 are in management, finance, administration, legal, information systems, human resources, purchasing and facilities management; 78 are in sales and marketing and 49 are in the diagnostic laboratories. There can be no assurance that the Company will continue to be able to attract and retain qualified technical and management personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results-Dependence on Key Personnel". None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.

Item 2.  Properties.

     Heska currently leases an aggregate of approximately 75,000 square feet of administrative and laboratory space in six buildings located mostly in one business park in Fort Collins, Colorado under leases expiring from 1999 through 2004, with options to extend through 2010 for the larger facilities. Heska is vacating one of these buildings comprising approximately 19,000 square feet of space and is seeking a subtenant for that space. Heska believes that its present Fort Collins facilities are adequate for its current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms should such facilities be needed in the future. Diamond's principal manufacturing facility in Des Moines, Iowa, consisting of 166,000 square feet of buildings on 34 acres of land, is owned by Diamond. Diamond also owns a 160-acre farm used principally for research purposes located in Carlisle, Iowa. Center owns its approximately 27,000 square foot facility in Port Washington, New York. SDI leases approximately 19,500 feet of office and manufacturing space in Waukesha, Wisconsin. The Company's European subsidiaries lease their facilities.

Item 3.  Legal Proceedings.

     In November 1998, Synbiotics Corporation filed a lawsuit against the Company in the United States District Court for the Southern District of California in which it alleges that the Company infringes a patent owned by Synbiotics relating to heartworm diagnostic technology. Heska has answered the complaint and discovery is proceeding. Heska has obtained legal opinions from its outside patent counsel that Heska's heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of Heska's internal evaluations. While Heska believes that it has valid defenses to Synbiotics' allegations and intends to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the financial position, the operations or the cash flow of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant

     The executive officers of the Company and their ages as of March 15, 1999 are as follows:


Name                  Age                             Position
----                  ---                             --------

Robert B. Grieve       47  Vice Chairman and Chief Executive Officer
James H. Fuller        54  President and Chief Operating Officer
Ronald L. Hendrick     53  Executive Vice President, Chief Financial Officer and Secretary
Paul S. Hudnut         40  Executive Vice President
Guisseppe Miozzari     52  Managing Director, Heska Europe
R. Lee Seward          53  Executive Vice President

     Robert B. Grieve, a founder of the Company, currently serves as Chief Executive Officer and Vice Chairman of the Board of Directors. Dr. Grieve was named Chief Executive Officer effective January 1, 1999 and Vice Chairman effective December 1994. Dr. Grieve also served as Chief Scientific Officer from December 1994 to January 1999 and Vice President, Research and Development, from March 1992 to December 1994. He has been a member of the Company's Board of Directors since 1990. Dr. Grieve was a Professor of Parasitology at Colorado State University from 1987 until joining the Company in January 1994. He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

     James H. Fuller is President and Chief Operating Officer of the Company.
He joined the Company in January 1999. Prior to joining the Company, Mr. Fuller served as Corporate Vice President of Allergan, Inc. ("Allergan"), a leading specialty pharmaceutical company, from 1994 through 1998. Prior to that, Mr. Fuller served in a number of sales and marketing positions at Allergan since 1974. He holds M.S. and B.S. degrees from the University of Southern California.

     Ronald L. Hendrick is Executive Vice President, Chief Financial Officer and Secretary of the Company. He joined the Company in December 1998. Prior to joining the Company, Mr. Hendrick was Executive Vice President and Chief Financial Officer of Xenometrix, Inc., a human biotechnology concern, from 1995 until December 1998. Prior to that, Mr. Hendrick served as Vice President and Corporate Controller at Alexander & Alexander Services, Inc., a NYSE financial services firm, from 1993 until 1995 and before that he held a number of finance and accounting positions at Adolph Coors Company. Mr. Hendrick is a Certified Public Accountant. He is a former director of the University of Colorado Foundation and the Denver World Trade Center. He holds a M.B.A. from the University of Colorado and a B.A. degree from Michigan State University.

     Paul S. Hudnut is Executive Vice President of the Company. He was elected Executive Vice President in September 1998, and prior to that was Vice President of Business Development of the Company since June 1996. Prior to joining the Company in June 1996, Mr. Hudnut was a General Manager at US WEST Media Group and held various positions in management and business development at subsidiaries of US WEST, Inc. from February 1988. Prior to joining US WEST, Mr. Hudnut was an associate with the Denver, Colorado law firm of Davis, Graham and Stubbs. He holds a J.D. degree from the University of Virginia and a B.A. degree from The Colorado College.

     Giuseppe Miozzari joined the Company as Managing Director, Heska Europe in March 1997. From 1980 to March 1997, Dr. Miozzari served in senior research positions with Novartis, most recently as the Head of Research of the Animal Health Sector and prior to that, from 1980 to 1983, as Head of the Molecular Biology Research Unit in the Pharmaceuticals Division. Dr. Miozzari also served as Novartis' designate on the Board of Directors of the Company from April 1996 to March 1997. Dr. Miozzari holds Ph.D. and Dipl. Sc. Nat. degrees from the Federal Institute of Technology (ETH) in Zurich, Switzerland.

     R. Lee Seward is Executive Vice President of the Company. He joined the Company in October 1994. Before joining the Company, Dr. Seward held successive positions with Merck & Co., Inc. from May 1981 until September 1994. His most recent position with Merck was Executive Director, Animal Science Research, a position in which he headed worldwide animal health product development. Dr. Seward was in private veterinary practice from March 1980 until he joined Merck & Co., Inc. He holds D.V.M. and B.S. degrees from Colorado State University.


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


         1997                                                                     HIGH      LOW
         ----                                                                    -------  -------

            Third Quarter......................................................  $ 16.00   $7.125
            Fourth Quarter.....................................................   15.625    11.25

         1998
         ----

            First Quarter....................................................     14.875     9.25
            Second Quarter  .................................................      16.75     8.75
            Third Quarter....................................................     11.938    5.125
            Fourth Quarter...................................................      7.625     3.00


     As of March 15, 1999, there were approximately 275 stockholders of record of the Company's Common Stock and approximately 4,050 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Recent Sales of Unregistered Securities

     In April 1998, the Registrant issued 4,912 shares to an equipment lessor pursuant to the net exercise of a warrant to 6,225 shares of Heska Common Stock. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

     In July 1998 and November 1998, the Registrant issued an aggregate of 22,250 shares to a product development services provider in consideration of the completion of certain research projects. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

     In September 1998, the Registrant issued 9,773 shares to a consultant in consideration of the cancellation of an option to purchase 10,000 shares of Heska Common Stock. The Registrant relied upon the exemption provided by
Section 4(2) of the Act.

Item 6.  Selected Consolidated Financial Data.

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.

                                                                              Year Ended December 31,
                                                         -------------------------------------------------------------------
                                                           1994           1995           1996          1997         1998
                                                         ----------   -------------  -------------  -----------  -----------
                                                                                (in thousands, except per share amounts)
                                                         (restated)    (restated)     (restated)     (restated)
Consolidated Statement of Operations Data:
Revenues:
    Products, net                                        $  2,929       $  4,719       $ 15,570      $  26,725      $38,451
    Research and development                                3,858          2,230          1,946          2,578        1,321
                                                         --------       --------       --------      ---------      -------
       Total revenues                                       6,767          6,949         17,516         29,303       39,772
Costs and operating expenses:
    Cost of goods sold                                      2,004          2,842         12,002         20,077       29,087
    Research and development                                3,890          6,412         14,513         20,343       25,126
    Selling and marketing                                     349            902          4,168          9,954       13,188
    General and administrative                              1,248          1,442          5,514         13,192       11,939
    Amortization of intangible assets
        and deferred compensation                             170            278          1,289          2,500        2,745

    Purchased research and development                         --             --             --          2,399           --
    Loss on assets held for sale                               --             --             --             --        1,287
    Restructuring expense                                      --             --             --             --        2,356
                                                         --------       --------       --------      ---------      -------
       Total costs and operating expenses                   7,661         11,876         37,486         68,465       85,728
                                                         --------       --------      ---------      ---------      -------
Loss from operations                                         (874)        (4,927)       (19,970)       (39,162)      45,956
Other income (expense)                                       (622)            19            721            298        1,682
                                                         --------       --------       --------      ---------      -------
Net loss                                                   (1,496)      $ (4,908)      $(19,249)      $(38,864)   $  44,274
                                                          =======       ========       ========       ========      =======
Basic net loss per share                                                                                             $(1.79)
                                                                                                                    =======
Unaudited pro forma basic net loss per share (1)                                         $1.53          $2.42
                                                                                       =======        =======
Shares used to compute basic net loss per share
 and unaudited pro forma basic net loss per share                                       12,609         16,042        24,693



                                                                     December 31,
                                        --------------------------------------------------------------------
                                           1994             1995          1996          1997          1998
                                        --------          --------      ---------      -------       ------
                                                                     (in thousands)
                                       (restated)     (restated)     (restated)    (restated)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and              $   546          $  6,849       $ 23,721       $ 28,752      $  51,930
 marketable securities.....
Working capital............                 575             6,843         24,224         31,461         51,947
Total assets...............               3,989            11,291         45,651         69,020         98,054
Long-term obligations......                 501               903          5,077         10,754         11,367
Accumulated deficit........             (9,471)           (14,379)       (33,628)       (72,492)      (116,766)
Total stockholders' equity.               1,391             7,414         32,671         43,850         67,114

(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma basic net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. When used in this discussion the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including those set forth below under "--Factors that May Affect Results" that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

Overview

     Heska is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal products, the Company's primary manufacturing subsidiary, Diamond also manufactures bovine vaccine products and pharmaceutical and personal healthcare products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center and CMG, also manufacture and sell human allergy products.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced 13 additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in Teignmouth, England and CMG in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

  During the first quarter of 1998 the Company acquired SDI, a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of SDI have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 1998 have totaled $116.8 million.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. There can also be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Results-Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration".

Results of Operations

Year Ended December 31, 1998

     Total revenues, which include product and research and development revenues, increased 36% to $39.8 million in 1998 compared to $29.3 million in 1997. Product revenues increased 44% to $38.5 million in 1998 compared to $26.7 million in 1997. The growth in revenues during 1998 was primarily due to sales of new products introduced during 1998, increased sales of the Company's existing products and from consolidating revenues of Center and CMG subsequent to their acquisitions in July 1997 and September 1997, respectively. Sales to one customer, Bayer, represented 15% of total revenues in 1998 and are expected to decline as a percentage of total revenues in future years. See "Business-Food Animal Products".

     Revenues from sponsored research and development decreased to $1.3 million in 1998 from $2.6 million in 1997. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. The Company expects that revenues from sponsored research and development will decline in future periods, reflecting the expiration of current funding commitments and the Company's decision to fund its future research activities primarily from internal sources, although the Company may engage in additional sponsored research if such projects become available and are consistent with the Company's research priorities.

     Cost of goods sold totaled $29.1 million in 1998 compared to $20.1 million in 1997, and the resulting gross profit for 1998 increased to $9.4 million from $6.6 million in 1997. The Company's gross margin percentage was 24% in 1998, compared to 25% in 1997. Gross profit margins in 1998 were adversely affected by inventory write-downs of approximately $1.5 million during the year. Without these inventory write-downs, gross profit margins would have been 28%. The Company believes that gross margins as a percentage of revenues will improve in future years, as more of the Company's proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses increased to $25.1 million in 1998 from $20.3 million in 1997. The increase in 1998 was primarily due to increases in the level and scope of the Company's internal research and development activities, expenses related to new collaborative agreements and licenses to support research efforts for potential products to be developed by the Company. The Company expects that research and development expenses will be lower in the near term as a result of the Company's restructuring in December 1998.

     Selling and marketing expenses increased to $13.2 million in 1998 from $10.0 million in 1997. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion. The Company expects selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $11.9 million in 1998 from $13.2 million in 1997. The decrease in 1998 was primarily due to a one-time charge in 1997 relating to a supply agreement termination fee. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $2.7 million in 1998 from $2.5 million in 1997. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in 1998 of approximately $736,000 compared to $645,000 in 1997. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. The Company will incur a non-cash charge to operations as a result of option grants outstanding at December 31, 1998 of approximately $658,000, $585,000 and $34,000 per year for 1999, 2000 and 2001, respectively, for amortization of deferred compensation.

     The loss on assets held for sale recorded in 1998 reflects the write-down of certain tangible and intangible assets to their expected net realizable values.

     In December 1998 the Company completed a cost reduction and restructuring plan. The restructuring was based on the Company's determination that, while revenues had been increasing steadily, management believed that reducing expenses was necessary in order to accelerate the Company's efforts to reach profitability. In connection with the restructuring, the Company recognized a charge to operations in 1998 of approximately $2.4 million. These expenses primarily related to personnel severance costs and costs associated with excess facilities and equipment.

     Interest income increased to $3.2 million in 1998 from $1.6 million in 1997 as a result of increased cash available for investment arising from the proceeds from the Company's IPO in July 1997, the follow-on offering completed in March 1998 and the private placement of common stock with Ralston Purina in July 1998. Interest income is expected to decline in the future as the Company uses cash to fund its business operations. Interest expense increased to $2.0 million in 1998 from $1.4 million in 1997 due to increases in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1997 business acquisitions.

Year Ended December 31, 1997

     Total revenues, which include product and research and development revenues, increased 67% to $29.3 million in 1997 compared to $17.5 million in 1996. Product revenues increased 71% to $26.7 million in 1997 compared to $15.6 million in 1996. The growth in revenues during 1997 was primarily due to new product introductions, increased sales of the Company's existing products and from consolidating revenues of Diamond, Center and CMG subsequent to their acquisitions in April 1996, July 1997 and September 1997, respectively. Sales to one customer, Bayer, represented 21% of total revenues in 1997.

     Revenues from sponsored research and development increased to $2.6 million in 1997 from $1.9 million in 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $20.1 million in 1997 compared to $12.0 million in 1996, and the resulting gross profit for 1997 increased to $6.6 million from $3.6 million in 1996. The Company's gross profit margin was 25% in 1997, compared to 23% in 1996.

     Research and development expenses increased to $20.3 million in 1997 from $14.5 million in 1996. The increase in 1997 was primarily due to increases in the level and scope of the Company's internal research and development activities, expenses related to new collaborative agreements and licenses to support research efforts for potential products to be developed by the Company.

     Selling and marketing expenses increased to $10.0 million in 1997 from $4.2 million in 1996. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales agents and expenses of product advertising and promotion.

     General and administrative expenses increased to $13.2 million in 1997 from $5.5 million in 1996. The increase in 1997 primarily resulted from the growth of accounting and finance, human resources, legal, administrative, information systems and facilities operations to support the Company's increased business, financing and financial reporting requirements. General and administrative expenses for 1997 include a one-time charge of $750,000 for the termination of a supply agreement.

     Amortization of intangible assets and deferred compensation increased to $2.5 million in 1997 from $1.3 million in 1996. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in 1997 of approximately $645,000 compared to $188,000 in 1996. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant.

     Purchased research and development expenses of $2.4 million for 1997 reflect a one-time non-cash charge related to the acquisition in May 1997 of a development stage company.

     Interest income increased to $1.6 million in 1997 from $1.4 million in 1996 as a result of increased cash available for investment resulting from the proceeds from the Company's IPO. Interest expense increased to $1.4 million in 1997 from $500,000 in 1996 due to increases in debt financing for laboratory and manufacturing equipment and debt related to the Company's 1996 and 1997 business acquisitions.

Year Ended December 31, 1996

     Total revenues, which include product and research and development revenues, increased 154% to $17.5 million in 1996 compared to $6.9 million in 1995. Product revenues increased 232% to $15.6 million in 1996 compared to $4.7 million in 1995. The growth in revenues during 1996 was primarily due to consolidating revenues from Diamond subsequent to its acquisition in April 1996 and increased sales of the Company's products. Sales to one customer, Bayer, represented 36% of total consolidated revenues in 1996.

     Revenues from sponsored research and development decreased to $2.0 million in 1996 from $2.2 million in 1995. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $12.0 million in 1996 compared to $2.8 million in 1995, and the resulting gross profit for 1996 increased to $3.6 million from $1.9 million in 1995. The Company's gross profit margin declined to 23% in 1996 from 40% in 1995, primarily as a result of consolidating the results of Diamond subsequent to its acquisition in April 1996.

     Research and development expenses increased to $14.5 million in 1996 from $6.4 million in 1995. The increase in 1996 was primarily due to increases in the level and scope of the Company's internal research and development activities, expenses related to new collaborative agreements and licenses to support research efforts for potential products to be developed by the Company.

     Selling and marketing expenses increased to $4.2 million in 1996 from $900,000 in 1995. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses of product advertising and promotion.

     General and administrative expenses increased to $5.5 million in 1996 from $1.4 million in 1995. The increase in 1996 resulted from the growth of accounting and finance, human resources, legal, administrative, information systems and facilities operations to support the Company's increased business, financing and financial reporting requirements, and to a lesser extent, as a result of consolidating the general and administrative expenses from Diamond subsequent to its acquisition.

     Amortization of intangible assets and deferred compensation increased to $1.3 million in 1996 from $278,000 in 1995. Intangible assets resulted primarily from the Company's 1996 business acquisitions and are being amortized over lives of 2 years to 37 months. The amortization of deferred compensation resulted in a non-cash charge to operations in 1996 of approximately $188,000 compared to $278,000 in 1995. In connection with the grant of certain stock options in 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant.

     Interest income increased to $1.4 million in 1996 from $172,000 in 1995 as a result of increased cash available for investment resulting from the proceeds from the private placement of preferred stock with Novartis in April 1996. Interest expense increased to $490,000 in 1996 from $143,000 in 1995 due to increases in debt financing for laboratory and manufacturing equipment and debt assumed as part of the Company's 1996 business acquisitions.

Liquidity and Capital Resources

     The Company's primary source of liquidity at December 31, 1998 was its $51.9 million in cash, cash equivalents and marketable securities. The source of these funds was primarily attributable to the Company's follow-on public offering of common stock in March 1998 and the July 1998 private placement of common stock with Ralston Purina, which provided the Company with net proceeds of approximately $48.6 million and $15.0 million, respectively. As additional sources of liquidity, the Company and its subsidiaries have secured lines of credit and other debt facilities totaling approximately $4.5 million, against which borrowings of approximately $4.0 million were outstanding at December 31, 1998. These financing facilities are secured by assets of Heska and its respective subsidiaries and by corporate guarantees of Heska. The Company expects to seek additional asset-based borrowing facilities.

     Cash used in operating activities was $38.1 million in 1998, compared to $35.1 million and $15.4 million in 1997 and 1996, respectively. Inventory levels increased by $1.4 million in 1998, primarily to support increased sales of existing products and inventory build-up in anticipation of new product introductions. The increase of $1.2 million in accounts receivable was mainly due to increased sales volume. Accounts payable increased by $1.2 million in 1998, primarily as a result of the increase in inventory levels and operating expenses. Expenses which were recognized as a result of the Company's restructuring accounted for $1.6 million of the change in accrued liabilities for 1998.

     The Company used $34.6 million in cash for investing activities during 1998, compared to $9.4 million in 1997. Cash used for investing activities was primarily related to the purchase of marketable securities to invest the proceeds of the Company's issuance of common stock during 1998. Expenditures for property and equipment totaled $6.5 million for 1998 compared to $6.2 million in 1997. The Company has historically used, and anticipates that it will continue, to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company currently expects to spend approximately $3.5 million in 1999 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements. The Company expects to finance these expenditures through equipment leases and secured debt facilities, where possible.

     The Company's financing activities generated $67.9 million in cash in 1998, compared to $48.5 million in 1997. The primary sources of funds were the follow-on public offering of common stock and the private placement of common stock with Ralston Purina, which provided the Company with net proceeds of approximately $48.6 million and $15.0 million, respectively. The Company received proceeds from borrowings under capital lease and debt facilities of $10.2 million in 1998, compared to $5.5 million in 1997. $453,000 of these borrowings were used to refinance debt which had been assumed as part of the Company's 1996 business acquisitions. Repayments of debt and capital lease obligations totaled $6.8 million in 1998, $453,000 of which related to the refinancing of existing debt.

     The Company's primary short-term needs for capital, which are subject to change, are for its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding the Company's manufacturing operations. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding the Company's products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to the Company's business and the results of competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy the Company's cash requirements, the Company will need to raise additional capital to continue its business operations. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit the Company's operations and strategies.

Net Operating Loss Carryforwards

     As of December 31, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $94.5 million and approximately $2.3 million of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2012. The Company's acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOLs incurred prior to the merger that it may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable. In addition, the Company believes that its follow-on public offering of common stock in March 1998 resulted in a further "change of ownership." This limitation will total approximately $12.5 million per year for periods subsequent to the follow-on offering. The Company believes that these limitations may affect the eventual utilization of its total NOL carryforwards.

Recent Accounting Pronouncements

     The Company does not expect the adoption of any standards recently issued by the Financial Accounting Standards Board to have a material impact on the Company's financial position or results of operations.

Year 2000 Compliance

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

State of Readiness

     The Company relies on software in its information systems and manufacturing and laboratory equipment. Most of this equipment and software was installed and written within the past three years. The Company has done an initial survey of the installed control systems, computers, and applications software, and it appears that these systems are either Y2K compliant, or the vendors claim Y2K compliance, or the problems can be corrected by purchasing or receiving relatively small amounts of hardware, software, or software upgrades.

Costs

     The Company has a plan to validate each of these systems by the end of the second quarter of 1999. This plan (40% of total expected hours were completed as of December 31, 1998) will be accomplished through a combination of written vendor confirmations, when available, and specific validation testing. This validation process is expected to be accomplished primarily with internal corporate staff. This validation phase is expected to cost approximately $100,000, including consulting and internal resources.

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

Factors That May Affect Results

Dependence on Development and Successful Introduction of New Products

     Some of the Company's products have only recently been introduced and many are still under development. There can be no assurance that current products will gain market acceptance or that products will be successfully developed or commercialized on a timely basis, or at all. Several of the Company's current products as well as a number of products under development, are novel. The Company must expend substantial efforts in educating and convincing its customer base in the use of and the need for such products. The Company believes that its revenue growth and profitability, if any, will substantially depend upon its ability to improve market acceptance of its current products and complete development of and successfully introduce and commercialize its new products. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. The Company has experienced delays in receiving regulatory approvals. There can be no assurance that the Company will not experience difficulties that could delay or prevent successfully developing, obtaining regulatory approvals to market or introducing these new products, that regulatory clearance or approval of any new products will be granted by the USDA, the FDA, the EPA or foreign regulatory authorities on a timely basis, or at all, or that the new products will be successfully commercialized. The Company's strategy is to develop a broad range of products addressing different disease indications. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of its other product candidates. Further, for certain of the Company's proposed products, the Company is dependent on collaborative partners to successfully and timely perform research and development activities on behalf of the Company. In order to successfully commercialize any new products, the Company will be required to establish and maintain a reliable, cost-efficient source of manufacturing for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company could be materially and adversely affected. Following the introduction of a product, adverse side effects may be discovered that make the product no longer commercially viable. Publicity regarding such adverse effects could affect sales of the Company's other products for an indeterminate time period. The Company is dependent on the acceptance of its products by both veterinarians and pet owners. The failure of the Company to engender confidence in its products and services could affect the Company's ability to attain sustained market acceptance of its products. See "Business-Manufacturing," "-Government Regulation" and "-Collaborative Agreements".

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At December 31, 1998, the Company's accumulated deficit was $116.8 million. The Company anticipates that it will continue to incur additional operating losses in the near term. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 15% of total revenues in 1998 under the terms of a take-or-pay contract which terminates in January 2000. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

     There can be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of current or new products, regulatory delays, product recalls, competition and pricing pressures from competitive products, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold. Because the Company has high operating expenses for personnel, new product development and marketing, the Company's operating results will be adversely affected if its sales do not correspondingly increase or if its product development efforts are unsuccessful or subject to delays.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Form 10-K.

Limited Sales and Marketing Experience; Dependence on Others

     To be successful, Heska will have to continue to develop and train its direct sales force or rely on marketing partners or other arrangements with third-parties for the marketing, distribution and sale of its products. The Company is currently marketing its products to veterinarians through a direct sales force and certain third parties. There can be no assurance that the Company will be able to successfully maintain marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company. See "Business-Sales and Marketing".

     In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis, Bayer, Eisai and Ralston Purina. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. In Japan, Novartis also has the exclusive right upon regulatory approval to distribute the Company's heartworm diagnostics, periodontal disease therapeutic, trivalent and bivalent feline vaccines and certain other Heska products. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive rights in Japan and most countries in East Asia to market the Company's feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. The Company's agreements with its corporate marketing partners generally contain no minimum purchase requirements in order for such parties to maintain their exclusive or co-exclusive marketing rights. In addition, the Company recently granted to Ralston Purina the exclusive rights to develop and commercialize the Company's discoveries, know-how and technologies in certain pet food products. There can be no assurance that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products. See "Business-Collaborative Agreements".

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. The market for companion animal healthcare products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Center's human allergy immunotherapy products compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Center and more established marketing, sales, distribution and service organizations than Center Pharmaceuticals, Inc. The bovine vaccines sold by Diamond to Bayer and AgriLabs compete with each other and with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and more established marketing, sales, distribution and service organizations than AgriLabs. See "Business-Competition".

Uncertainty of Patent and Proprietary Technology Protection; License of Technology of Third-Parties

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against Heska alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology.

See Item 3 of this Form 10-K-Legal Proceedings. There can be no assurance that the Company will not in the future become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time consuming and distracting. Litigation may be necessary to enforce any patents issued to the Company or its collaborative partners, to protect trade secrets or know-how owned by the Company or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

     The Company licenses technology from a number of third-parties. The majority of such license agreements impose due diligence or milestone obligations and in some cases impose minimum royalty and/or sales obligations upon the Company in order for the Company to maintain its rights thereunder.

     The Company's products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in its industry, from time to time the Company and its collaborators have received and may in the future receive notices claiming infringement from third-parties as well as invitations to take licenses under third-party patents. It is the Company's policy when it receives such notices to conduct investigations of the claims asserted. With respect to notices the Company has received to date, the Company believes, after due investigation, that it has meritorious defenses to the infringement claims asserted. Any legal action against the Company or its collaborators may require the Company or its collaborators to obtain a license in order to market or manufacture affected products or services. However, there can be no assurance that the Company or its collaborators will be able to obtain licenses for technology patented by others on commercially reasonable terms, that they will be able to develop alternative approaches if unable to obtain licenses, or that the current and future licenses will be adequate for the operation of their businesses. The failure to obtain necessary licenses or to identify and implement alternative approaches could prevent the Company and its collaborators from commercializing certain of their products under development and could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. See "Business-Intellectual Property".

Limited Manufacturing Experience and Capacity; Reliance on Third-Party Manufacturers

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

     In addition to Diamond and Center, the Company intends to rely on third-party manufacturers for certain of its products. The Company currently has supply agreements with Atrix for its canine periodontal disease therapeutic and a supply agreement with Quidel for certain manufacturing services relating to its point-of-care diagnostic tests. Patient monitoring equipment and associated consumable products are also manufactured to the Company's specifications by third parties. These agreements typically require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. The Company has experienced some delays in manufacturing scale-up at Quidel in the production of certain diagnostic products. If a supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory. See "Business-Manufacturing".

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

     The Company's manufacturing facilities and those of any third-party manufacturers the Company may use are subject to the requirements of and subject to periodic regulatory inspections by the FDA, USDA and other federal, state and foreign regulatory agencies. There can be no assurance that the Company or its contractors will continue to satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. See "Business-Government Regulation".

Future Capital Requirements; Uncertainty of Additional Funding

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations for the next several years. Thus, the Company may need to raise additional capital to fund its research and development, manufacturing and sales and marketing activities. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's present and future products gain market acceptance, the extent to which products of technologies under research or development are successfully developed, the timing of regulatory actions regarding the Company's products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of recent and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to the Company's business, and the results of competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed would have a material adverse effect on the Company's business, financial condition or results of operations. See "Liquidity and Capital Resources".

Potential Difficulties in Management of Growth; Identification and Integration of Acquisitions

     The Company anticipates growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel.
The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its current employees and hire new employees. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     In 1996, Heska consummated the acquisitions of Diamond and of certain assets relating to its canine allergy business. The Company's recent acquisitions include: the February 1997 purchase of Heska UK; the July 1997 purchase of the allergy immunotherapy products business of Center; the September 1997 purchase of CMG which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and the March 1998 acquisition of SDI. The Company may issue additional shares of Common Stock to effect future acquisitions, and such issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The Company is highly dependent on the efforts of its senior management and scientific team. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, financial condition or results of operations. See "Business-Employees" and "Executive Officers of the Registrant".

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

Control by Directors, Executive Officers, Principal Stockholders and Affiliated Entities

     The Company's directors, executive officers, principal stockholders and entities affiliated with them beneficially own approximately 46% of the Company's outstanding Common Stock. Three major stockholders of the Company, who together beneficially own approximately 40% of the Company's outstanding Common Stock, have entered into a voting agreement dated as of April 12, 1996 (the "Voting Agreement") whereby each agreed to collectively vote its shares in such manner so as to ensure that each major stockholder was represented by one member on the Company's Board of Directors. The Voting Agreement terminates on December 31, 2005 unless prior to such date any of the investors ceases to beneficially hold 2,000,000 shares of the voting stock of the Company, at which time the Voting Agreement would terminate. The major stockholders, if acting together, could substantially influence matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of December 31, 1998, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on certain of the Company's lines-of-credit is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At December 31, 1998, approximately $4.0 million was outstanding with a weighted average interest rate of 9.1%. The lines-of-credit mature from February 1999 through November 1999 and are subject to annual renewal. The Company may pay the balance in full at any time without penalty. The Company manages interest rate risk by investing excess funds in cash equivalents or marketable securities which bear interest rates which reflect current market yields. Additionally, the Company monitors interest rates and at

December 31, 1998 had sufficient cash balances to pay off the lines-of-credit should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

Foreign Currency Risk

     The Company has wholly-owned subsidiaries located in England and Switzerland. Sales from these operations are denominated in British Pounds and Swiss Francs or Euros, respectively, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate, Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound, Swiss Franc or Euro.

Item 8.  Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                        ------
Report of Independent Public Accountants..............................................................      34
Consolidated Balance Sheets as of December 31, 1997 and 1998..........................................      35
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1996,
 1997 and 1998........................................................................................      36
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998        37
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998............      38
Notes to Consolidated Financial Statements............................................................      39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Heska Corporation:

     We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the three years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.


                                                    Arthur Andersen LLP

Denver, Colorado
January 22, 1999

                       HESKA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                       ASSETS
                                                                                                  December 31,
                                                                                           --------------------------
                                                                                              1997          1998
                                                                                           -----------  -------------
                                                                                            (restated)
Current assets:
  Cash and cash equivalents..............................................................    $ 10,679      $   5,921
  Marketable securities..................................................................      18,073         46,009
  Accounts receivable, net...............................................................       5,327          6,659
  Inventories, net.......................................................................      10,562         12,197
  Other current assets...................................................................       1,236            734
                                                                                             --------      ---------
     Total current assets................................................................      45,877         71,520
Property and equipment, net..............................................................      15,979         21,226
Intangible assets, net...................................................................       6,009          4,311
Restricted marketable securities and other assets........................................       1,155            997
                                                                                             --------      ---------
     Total assets........................................................................    $ 69,020      $  98,054
                                                                                             ========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................    $  6,425      $   7,542
  Accrued liabilities....................................................................       2,970          3,871
  Deferred revenue.......................................................................         284            656
  Current portion of capital lease obligations...........................................         600            562
  Current portion of long-term debt......................................................       4,137          6,942
                                                                                             --------      ---------
     Total current liabilities...........................................................      14,416         19,573
Capital lease obligations, less current portion..........................................       1,620          1,129
Long-term debt, less current portion.....................................................       9,021         10,162
Accrued pension liability................................................................         113             76
                                                                                             --------      ---------
     Total liabilities...................................................................      25,170         30,940
                                                                                             --------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares authorized; 19,491,022 and
    26,458,424 shares issued and outstanding, respectively...............................          19             26
  Additional paid-in capital.............................................................     118,447        185,163
  Deferred compensation..................................................................      (1,967)        (1,277)
  Stock subscription receivable from officers............................................        (158)          (120)
  Accumulated other comprehensive income.................................................           1             88
  Accumulated deficit....................................................................     (72,492)      (116,766)
                                                                                             --------      ---------
     Total stockholders' equity..........................................................      43,850         67,114
                                                                                             --------      ---------
     Total liabilities and stockholders' equity..........................................    $ 69,020      $  98,054
                                                                                             ========      =========




          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                                       Year Ended December 31,
                                                                                --------------------------------------
                                                                                    1996         1997         1998
                                                                                ------------  -----------  -----------
                                                                                 (restated)    (restated)
Revenues:
  Products, net                                                                    $ 15,570     $ 26,725     $ 38,451
  Research and development                                                            1,946        2,578        1,321
                                                                                   --------     --------     --------
                                                                                     17,516       29,303       39,772
Costs and operating expenses:
  Cost of goods sold                                                                 12,002       20,077       29,087
  Research and development                                                           14,513       20,343       25,126
  Selling and marketing                                                               4,168        9,954       13,188
  General and administrative                                                          5,514       13,192       11,939
  Amortization of intangible assets and deferred compensation                         1,289        2,500        2,745
  Purchased research and development                                                     --        2,399           --
  Loss on assets held for sale                                                           --           --        1,287
  Restructuring expense                                                                  --           --        2,356
                                                                                   --------     --------     --------
                                                                                     37,486       68,465       85,728
                                                                                   --------     --------     --------
Loss from operations                                                                (19,970)     (39,162)     (45,956)
Other income (expense):
  Interest income                                                                     1,356        1,571        3,183
  Interest expense                                                                     (490)      (1,364)      (2,009)
  Other, net                                                                           (145)          91          508
                                                                                   --------     --------     --------
Net loss                                                                            (19,249)     (38,864)     (44,274)
                                                                                   --------     --------     --------
Other comprehensive income:
  Foreign currency translation adjustments                                               --            1            2
  Unrealized gain on marketable securities                                               --           --           85
                                                                                   --------     --------     --------
Other comprehensive income                                                               --            1           87
                                                                                   --------     --------     --------
Comprehensive loss                                                                 $(19,249)    $(38,863)    $(44,187)
                                                                                   ========     ========     ========
Basic net loss per share                                                                                       $(1.79)
                                                                                                             ========
Unaudited pro forma basic net loss per share                                         $(1.53)      $(2.42)
                                                                                   ========     ========
Shares used to compute basic net loss per share
  and unaudited pro forma basic net loss per share                                   12,609       16,042       24,693



          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)


                                                                            Preferred Stock           Common Stock      Additional
                                                                        ------------------------      ------------       Paid-in
                                                                          Shares      Amount       Shares      Amount    Capital
                                                                        ----------  ------------  ----------  --------  ----------
Balances, December 31, 1995.............................................     6,618       $ 19,516        919       $ 1    $    143
Effects of pooling-of-interests resulting from SDI acquisition..........        --             --        449        --       2,573
                                                                        ----------   ------------     ------       ---    --------
Balances, December 31, 1995 (restated)                                       6,618         19,516      1,368         1       2,716
 Issuance of preferred stock to acquire Diamond.........................       842          7,072         --        --          --
 Grant of options to purchase common stock..............................        --             --         --        --           8
 Exercise of options to purchase common stock for cash..................        --             --        202        --       1,246
 Issuance of  preferred stock for cash..................................     3,000         36,000         --        --          --
 Deferred compensation related to stock options.........................        --             --         --        --         933
 Amortization of deferred compensation..................................        --             --         --        --          --
 Interest on stock subscription receivable..............................        --             --         --        --          --
 Net loss...............................................................        --             --         --        --          --
                                                                        ----------   ------------     ------       ---    --------
Balances, December 31, 1996 (restated)..................................    10,460         62,588      1,570         1       4,904
 Issuance of common stock for cash......................................        --             --         89        -        1,342
 Issuance of common stock for stock subscription receivable.............        --             --         25        --          30
 Issuance of preferred stock related to business acquisitions...........       124          1,236         --        --          --
 Issuance of common stock related to business acquisitions..............        --             --        454        --       2,656
 Issuance of common stock upon the Company's initial public offering
  ("IPO"), net..........................................................        --             --      5,638         6      43,867
 Conversion of preferred stock into common stock upon the IPO...........   (10,584)       (63,824)    11,289        11      63,813
 Issuance of common stock for services..................................        --             --          1        --          --
 Cashless exercise of warrants to purchase common stock.................        --             --          5        --          --
 Issuance of common stock related to options and  the Employee Stock
  Purchase Plan ("ESPP")................................................        --             --        420         1         299
 Interest on stock subscription receivable..............................        --             --         --        --          --
 Foreign currency translation adjustments...............................        --             --         --        --          --
 Deferred compensation related to stock options.........................        --             --         --        --       1,537
 Amortization of deferred compensation..................................        --             --         --        --          --
 Net loss...............................................................        --             --         --        --          --
                                                                        ----------   ------------     ------       ---    --------
Balances, December 31, 1997 (restated)..................................        --             --     19,491        19     118,447
 Issuance of common stock for cash......................................        --             --          3        --           6
 Issuance of common stock upon the Company's follow-on public offering,
  net...................................................................        --             --      5,250         5      48,595
 Issuance of common stock and warrants for cash.........................        --             --      1,165         1      14,999
 Issuance of common stock in exchange for assets and in repayment of
  debt..................................................................        --             --        206        --       2,262
 Issuance of common stock for services..................................        --             --         32        --         461
 Cashless exercise of warrants to purchase common stock.................        --             --          5        --          --
 Issuance of common stock related to options, the ESPP and other........        --             --        306         1         347
 Deferred compensation related to stock options.........................        --             --         --        --          46
 Amortization of deferred compensation..................................        --             --         --        --          --
 Interest on stock subscription receivable..............................        --             --         --        --          --
 Payments received on stock subscription receivable.....................        --             --         --        --          --
 Foreign currency translation adjustments...............................        --             --         --        --          --
 Unrealized gain on marketable securities...............................        --             --         --        --          --
 Net loss...............................................................        --             --         --        --          --
                                                                        ----------   ------------     ------       ---    --------
Balances, December 31, 1998.............................................        --       $     --     26,458       $26    $185,163
                                                                        ==========   ============     ======       ===    ========

                                                                                              Accumulated
                                                                                   Stock         Other                    Total
                                                                     Deferred   Subscription Comprehensive Accumulated Stockholders'
                                                                   Compensation  Receivable     Income       Deficit      Equity
                                                                   ------------ ------------ ------------- ----------- -------------
Balances, December 31, 1995........................................          --        $(110)          $--   $ (12,301) $     7,249
Effects of pooling-of-interests resulting from SDI acquisition.....        (330)          --            --      (2,078)         165
                                                                   ------------ ------------ ------------- ----------- ------------
Balances, December 31, 1995 (restated)                                     (330)        (110)           --     (14,379)       7,414
 Issuance of preferred stock to acquire Diamond....................          --           --            --          --        7,072
 Grant of options to purchase common stock.........................          --           --            --          --            8
 Exercise of options to purchase common stock for cash.............          --           --            --          --        1,246
 Issuance of  preferred stock for cash.............................          --           --            --          --       36,000
 Deferred compensation related to stock options....................        (933)          --            --          --           --
 Amortization of deferred compensation.............................         188           --            --          --          188
 Interest on stock subscription receivable.........................          --           (8)           --          --           (8)
 Net loss..........................................................          --           --            --     (19,249)     (19,249)
                                                                   ------------ ------------ ------------- ----------- ------------
Balances, December 31, 1996 (restated).............................      (1,075)        (118)           --     (33,628)      32,671
 Issuance of common stock for cash.................................          --           --            --          --        1,342
 Issuance of common stock for stock subscription receivable........          --          (30)           --          --           --
 Issuance of preferred stock related to business acquisitions......          --           --            --          --        1,236
 Issuance of common stock related to business acquisitions.........          --           --            --          --        2,656
 Issuance of common stock upon the Company's initial public
  offering ("IPO"), net............................................          --           --            --          --       43,873
 Conversion of preferred stock into common stock upon the IPO......          --           --            --          --           --
 Issuance of common stock for services.............................          --           --            --          --           --
 Cashless exercise of warrants to purchase common stock............          --           --            --          --           --
 Issuance of common stock related to options and  the Employee
   Stock Purchase Plan ("ESPP")....................................          --           --            --          --          300
 Interest on stock subscription receivable.........................          --          (10)           --          --          (10)
 Foreign currency translation adjustments..........................          --           --             1          --            1
 Deferred compensation related to stock options....................      (1,537)          --            --          --           --
 Amortization of deferred compensation.............................         645           --            --          --          645
 Net loss..........................................................          --           --            --     (38,864)     (38,864)
                                                                   ------------ ------------ ------------- ----------- ------------
Balances, December 31, 1997 (restated).............................      (1,967)        (158)            1     (72,492)      43,850
 Issuance of common stock for cash.................................          --           --            --          --            6
 Issuance of common stock upon the Company's follow-on public
  offering, net....................................................          --           --            --          --       48,600
 Issuance of common stock and warrants for cash....................          --           --            --          --       15,000
 Issuance of common stock in exchange for assets and in repayment
  of debt..........................................................          --           --            --          --        2,262
 Issuance of common stock for services.............................          --           --            --          --          461
 Cashless exercise of warrants to purchase common stock............          --           --            --          --           --
 Issuance of common stock related to options, the ESPP and other...          --           --            --          --          348
 Deferred compensation related to stock options....................         (46)          --            --          --           --
 Amortization of deferred compensation.............................         736           --            --          --          736
 Interest on stock subscription receivable.........................          --          (13)           --          --          (13)
 Payments received on stock subscription receivable................          --           51            --          --           51
 Foreign currency translation adjustments..........................          --           --             2          --            2
 Unrealized gain on marketable securities..........................          --           --            85          --           85
 Net loss..........................................................          --           --            --     (44,274)     (44,274)
                                                                   ------------ ------------ ------------- ----------- ------------
Balances, December 31, 1998........................................     $(1,277)       $(120)          $88   $(116,766)    $ 67,114
                                                                   ============ ============ ============= =========== ============


          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                  1996         1997          1998
                                                                              ------------  -----------  -------------
                                                                               (restated)   (restated)
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss...................................................................     $(19,249)    $(38,864)     $ (44,274)
 Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization.........................................        1,190        2,391          3,600
      Amortization of intangible assets and deferred compensation...........        1,289        2,500          2,745
      Purchased research and development....................................           --        2,399             --
      Loss (gain) on disposition of assets..................................           60         (132)             2
      Interest receivable on stock subscription.............................           (8)         (10)           (13)
      Increase (decrease) in accrued pension liability......................           62          (14)           (37)
      Changes in operating assets and liabilities:
          Accounts receivable, net..........................................       (1,028)      (3,142)        (1,177)
          Inventories, net..................................................         (445)      (2,951)        (1,608)
          Other assets......................................................          (87)        (950)           406
          Contract receivable...............................................          500           --             --
          Accounts payable..................................................          979        3,111          1,189
          Accrued liabilities...............................................          235        1,707            896
          Deferred revenue..................................................          987       (1,129)           502
          Other.............................................................          141           23           (352)
                                                                                 --------     --------      ---------
                Net cash used in operating activities.......................      (15,374)     (35,061)       (38,121)
                                                                                 --------     --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired...........................         (478)      (2,714)            --
 Cash deposited in restricted cash account related to Bloxham
   acquisition..............................................................           --         (238)            --
 Additions to intangible assets.............................................         (203)        (157)          (549)
 Purchase of marketable securities..........................................      (31,243)     (18,718)      (123,842)
 Purchase of restricted marketable securities...............................       (1,219)          --             --
 Proceeds from sale of marketable securities................................       14,152       18,342         96,248
 Proceeds from disposition of property and equipment........................           --          343             --
 Purchases of property and equipment........................................       (5,289)      (6,248)        (6,470)
                                                                                 --------     --------      ---------
                Net cash used in investing activities.......................      (24,280)      (9,390)       (34,613)
                                                                                 --------     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.....................................        1,246       45,515         64,505
 Proceeds from stock subscription receivable................................           --           --             51
 Proceeds from borrowings...................................................        3,718        5,528         10,171
 Repayments of debt and capital lease obligations...........................       (1,529)      (2,537)        (6,804)
 Proceeds from issuance of preferred stock..................................       36,000           --             --
                                                                                 --------     --------      ---------
                Net cash provided by financing activities...................       39,437       48,506         67,923
                                                                                 --------     --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................           --           (6)            53
                                                                                 --------     --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................         (219)       4,049         (4,758)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................        6,849        6,630         10,679
                                                                                 --------     --------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................................     $  6,630     $ 10,679      $   5,921
                                                                                 ========     ========      =========


          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures bovine vaccine products and pharmaceutical and personal healthcare products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the
sale of products.   During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced 13 additional products and expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Sensor Devices, Inc. ("SDI"), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of SDI have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 1998 have totaled $116.8 million.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guaranty that the Company will successfully develop, manufacture or market these products. There can also be no guaranty that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guaranty that such financing will be available when required or will be obtained under favorable terms.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation.

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

Marketable Securities and Restricted Investments

    The Company classifies its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses, if material, are included as a component of accumulated other comprehensive income.

    At December 31, 1997 these securities had an aggregate amortized cost of $18.7 million, which approximated fair market value, a maximum maturity of approximately three years and consisted entirely of U.S. government obligations. At December 31, 1998 these securities had an aggregate amortized cost of $46.2 million, a maximum maturity of approximately ten years and consisted entirely of U.S. government agency obligations. The fair market value of marketable securities at December 31, 1998 was approximately $46.3 million. The unrealized gain of approximately $85,000 has been recorded as a component of accumulated comprehensive income within stockholders' equity. Marketable securities at December 31, 1997 and 1998 included approximately $645,000 and $281,000 of restricted investments held as collateral for capital leases (See Note 4) and $18.1 million and $46.0 million of short-term marketable securities, respectively.

Inventories, net

    Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

    Inventories, net of provisions, consist of the following (in thousands):

                                                                                 December 31,
                                                                          -------------------------
                                                                              1997         1998
                                                                          ------------  -----------
                                                                          (restated)
Raw materials...........................................................      $ 2,652       $ 3,271
Work in process.........................................................        3,567         5,338
Finished goods..........................................................        4,343         3,588
                                                                              -------       -------
                                                                              $10,562       $12,197
                                                                              =======       =======

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Intangible assets primarily consist of various assets arising from business combinations and are amortized using the straight-line method over the period of expected benefit.

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

    Property and equipment consist of the following (in thousands):

                                                                                        December 31,
                                                                  Estimated     ----------------------------
                                                                 Useful Life        1997           1998
                                                               ---------------  -------------  -------------
                                                                                 (restated)
  Land.......................................................        N/A             $   291        $   435
  Buildings..................................................   10 to 20 years         1,811          4,091
  Machinery and equipment....................................    3 to 15 years        15,462         20,431
  Leasehold improvements.....................................    7 to 15 years         2,472          3,404
                                                                                     -------        -------
                                                                                      20,036         28,361
  Less accumulated depreciation and amortization.............                         (4,057)        (7,135)
                                                                                     -------        -------
                                                                                     $15,979        $21,226
                                                                                     =======        =======


    Intangible assets consist of the following (in thousands):

                                                                  Estimated            December 31,
                                                                                ---------------------------
                                                                 Useful Life        1997          1998
                                                               ---------------  ------------  -------------
                                                                                (restated)
  Take-or-pay contract.......................................     37 months         $ 3,873        $ 3,873
  Customer lists and market presence.........................      7 years            2,848          2,848
  Other intangible assets....................................   2 to 10 years         2,296          2,594
                                                                                    -------        -------
                                                                                      9,017          9,315
  Less accumulated amortization..............................                        (3,008)        (5,004)
                                                                                    -------        -------
                                                                                    $ 6,009        $ 4,311
                                                                                    =======        =======

    The take-or-pay contract resulted from the acquisition of Diamond in April 1996. The customer lists and market presence resulted from the Company's 1997 acquisitions. The remaining intangible assets resulted primarily from the acquisitions of certain lines of business and assets in 1996, 1997 and 1998.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

    Product revenues are recognized at the time goods are shipped to the customer, or at the time services are performed, with an appropriate provision for returns and allowances.

    The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition of advance payments received during the current year until research activities are performed or development milestones are completed.

Cost of Sales

    Royalties payable in connection with certain research, development and licensing agreements (See Note 10) are reflected in cost of sales as incurred.

Unaudited Pro Forma Basic Net Loss Per Share

    The Company has computed net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which the Company adopted in 1997. Also, the Company has adopted the guidance of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98 and related interpretations. Due to the automatic conversion of all shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering in July 1997 (the "IPO"), historical basic net loss per common share for fiscal 1996 and 1997 is not considered meaningful as it would differ materially from the pro forma basic net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

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

    Prior to the current period and pursuant to SEC SAB No. 83 rules, common stock and common stock equivalent shares issued by the Company during the 12 months immediately preceding the filing of the IPO, plus shares which became issuable during the same period as a result of the granting of options to purchase common stock ("SAB 83 Shares"), were included in the calculation of basic weighted average number of shares of common stock as if they were outstanding for all periods presented (using the treasury stock method), regardless of whether they were anti-dilutive. In February 1998 the SEC issued SAB No. 98 which replaced SAB No. 83 in its entirety. As a result, SAB 83 Shares which were originally included in the previously reported 1996 and 1997 weighted average common shares outstanding have now been excluded in the restated 1996 and 1997 weighted average common shares outstanding. The effect of the adoption of SAB No. 98 was as follows (per share amounts for 1996 and 1997 have been restated to include the effects of the SDI acquisition recorded under the pooling-of-interests accounting method. See Note 3):


                                                                    Year Ended December 31,
                                                                   -------------------------
                                                                      1996           1997
                                                                   ----------     ----------
          Pro forma basic net loss per share as reported              $(1.40)        $(2.34)
          (restated)..........................................
          Impact of adoption of SAB No. 98....................        (  .13)        (  .08)
                                                                      ------         ------
          Unaudited pro forma basic net loss per share                $(1.53)        $(2.42)
          (restated)..........................................        ======         ======

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table shows the reconciliation of the numerators and denominators of the basic net loss per share and unaudited pro forma basic net loss per share computations as required under SFAS No. 128 (in thousands, except per share amounts):

                                                                            For the Year Ended December 31, 1996
                                                                        ---------------------------------------------
                                                                                         (restated)
                                                                            Income          Shares        Per-Share
                                                                         (Numerator)     (Denominator)      Amount
                                                                        --------------  ---------------  ------------
Weighted average common shares outstanding (actual)...................            N/A            1,426           N/A
Assumed conversion of preferred stock from original date of
issuance..............................................................            N/A           11,183           N/A
                                                                                                ------
Unaudited pro forma basic net loss per                                       $(19,249)          12,609        $(1.53)
share.................................................................  =============           ======   ===========


                                                                            For the Year Ended December 31, 1997
                                                                        ---------------------------------------------
                                                                                         (restated)
                                                                            Income          Shares        Per-Share
                                                                         (Numerator)     (Denominator)      Amount
                                                                        --------------  ---------------  ------------
  Weighted average common shares outstanding (actual).............                N/A           10,172           N/A
  Assumed conversion of preferred stock from original date of
    issuance......................................................                N/A            5,870           N/A
                                                                                                ------
  Unaudited pro forma basic net loss per share....................           $(38,864)          16,042        $(2.42)
                                                                        =============           ======   ===========


                                                                            For the Year Ended December 31, 1998
                                                                        ---------------------------------------------
                                                                            Income          Shares        Per-Share
                                                                         (Numerator)     (Denominator)      Amount
                                                                        --------------  ---------------  ------------
  Weighted average common shares outstanding (actual)...............              N/A           24,693           N/A
                                                                                                ------
  Basic net loss per share..........................................         $(44,274)          24,693        $(1.79)
                                                                             ========           ======        ======

__________
  N/A = not applicable

Foreign Currency Translation

    The functional currencies of the Company's international subsidiaries are the Pound Sterling ("(Pounds)") for Heska UK and the Swiss Franc ("CHF") for all others. Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e. transaction gains and losses) are recognized in current operations. To date, the Company has not entered into any forward contracts or hedging transactions.

3. BUSINESS ACQUISITION

    Acquisition of SDI - In March 1998 the Company completed its acquisition of all of the outstanding shares of SDI, a manufacturer and marketer of medical sensor products, in a transaction valued at approximately $8.9 million using the pooling-of-interests accounting method. The Company issued 639,622 shares of its common stock and also reserved an additional 147,898 shares of its common stock for

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issuance in connection with outstanding SDI options that were assumed by the Company in the merger. Accordingly, the consolidated financial statements of the Company have been restated to include the accounts of SDI for all periods presented. There were no adjustments required to the net assets or previously reported results of operations of the Company or SDI as a result of the adoption of the same accounting practices by the respective entities. The following table shows the reconciliation of restating the accounts of the Company resulting from the pooling-of-interests on previously reported financial statements (in thousands):



                                                                                           Effect of
                                                                      As Previously       Pooling-of-
                                                                         Reported          Interests        Restated
                                                                      -------------    -----------------  -------------
  Total assets as of December 31, 1997........................          $ 65,248            $ 3,772           $ 69,020
  Total stockholders' equity as of December 31, 1997..........            43,672                178             43,850
  Total revenues:
     For the year ended December 31, 1996  ...................             9,959              7,557             17,516
     For the year ended December 31, 1997  ...................            20,877              8,426             29,303
  Loss from operations:
     For the year ended December 31, 1996  ...................           (18,861)            (1,109)           (19,970)
     For the year ended December 31, 1997  ...................           (37,768)            (1,394)           (39,162)
  Net loss:
     For the year ended December 31, 1996  ...................           (17,975)            (1,274)           (19,249)
     For the year ended December 31, 1997  ...................           (37,292)            (1,572)           (38,864)


4.   CAPITAL LEASE OBLIGATIONS

    The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 1997 and 1998, the Company had capitalized machinery and equipment under capital leases with a net book value of approximately $3.1 million and $1.9 million, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2003, at interest rates ranging from 4.05% to 20.00% per annum. The equipment under the capital leases serves as security for the leases.

    The Company has a capital lease with a commercial bank which requires the Company to pledge cash or investments as additional collateral for the lease. The lease agreement, which has a borrowing limit of $2.0 million calls for a collateral balance equal to 25% of the borrowed amount when the Company's annual revenues reach $28.0 million. The lease also requires the Company to maintain minimum levels of cash and cash equivalent balances throughout the term of the lease. As of December 31, 1997 and 1998, the Company was in compliance with all covenants of the master lease and held restricted U.S. Treasury Bonds of approximately $645,000 and $281,000 as additional collateral under the lease, respectively.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The future annual minimum required payments under capital lease obligations as of December 31,1998 were as follows (in thousands):


Year Ending
December 31,
------------
    1999                                                                                  $  702
    2000...................................................................................  597
    2001...................................................................................  543
    2002...................................................................................   88
    2003...................................................................................   26
                                                                                          ------
      Total minimum lease payments.........................................................1,956
      Less amount representing interest.................................................... (265)
                                                                                          ------
      Present value of net minimum lease payments..........................................1,691
      Less current portion................................................................. (562)
                                                                                          ------
          Total long-term capital lease obligations.......................................$1,129
                                                                                          ======


5.  RESTRUCTURING EXPENSES

    In December 1998 the Company completed a cost reduction and restructuring plan. The restructuring was based on the Company's determination that, while revenues had been increasing steadily, management believed that reducing expenses was necessary in order to accelerate the Company's efforts to reach profitability. In connection with the restructuring, the Company recognized a charge to operations in 1998 of approximately $2.4 million. These expenses related to personnel severance costs for 69 individuals and costs associated with excess facilities and equipment, primarily at the Company's Fort Collins, Colorado location.

    Shown below is a reconciliation of restructuring costs for the year ended December 31, 1998 (in thousands):

                                                                                  Payments/Charges
                                                                                      through           Balance at
                                                                  Original          December 31,       December 31,
                                                                   Reserve              1998               1998
                                                               ---------------  ---------------------  -------------
  Severance pay, benefits and relocation expenses...............    $1,723              $(630)                $1,093
  Noncancellable leased facility closure costs..................       430                 --                    430
  Asset write-offs..............................................        77                (77)                    --
  Other.........................................................       126                (18)                   108
                                                                    ------              -----                 ------
                        Total...................................    $2,356              $(725)                $1,631
                                                                    ======              =====                 ======


    The balance of $1.6 million is included in accrued liabilities in the accompanying balance sheet as of December 31, 1998.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  LONG-TERM DEBT AND NOTES PAYABLE

    Long-term debt consists of the following (in thousands):

                                                                                                             December 31,
                                                                                                         ---------------------
                                                                                                            1997       1998
                                                                                                         ---------   ---------
                                                                                                         (restated)
Heska, Diamond, Center and SDI obligations:
   Equipment financing due in monthly installments through November 2001, and final payments due March 2000 through January 2002, with stated interest rates between
       14.0% and 18.1%, secured by certain equipment and fixtures.......................................  $ 5,551   $  6,957
Center obligations:
   Promissory note to former owner of Center due in July 2000, with quarterly interest payments at a stated interest rate of prime (8.5% and 7.75% at December 1997 and 1998, respectively) plus
       0.75%............................................................................................    3,464      3,464
Diamond obligations:
   9.5% real estate mortgage to Hartford-Carlisle Bank, paid in full in September 1998..................      201         --
   9.2% term note to Iowa Business Growth, paid in full in September 1998...............................      152         --
   Promissory note to the Iowa Department of Economic Development ("IDED"), due in annual installments through June 2004, with $125 forgivable in March 1999 based upon levels of
        employment at Diamond, with a stated interest rate of 3.0% and a 9.5% imputed interest rate, net      183        175
   Promissory note to the City of Des Moines, due in monthly installments through May 2004,
       with a stated interest rate of 3% and a 9.5% imputed interest rate, net..........................      112         97
   10.0% promissory notes, paid in full in September 1998...............................................      348         --
   Unsecured promissory note to customer, forgiven in July 1998.........................................      407         --
   $2,000 commercial bank line of credit, due September 1999, with monthly interest payments at
       prime (7.75% at December 1998) plus 1.75%........................................................      667      1,749
   Real estate mortgage to Norwest Business Credit, Inc., due in monthly installments  through
     September 2003, with a stated interest rate of prime (7.75% at December 1998) plus 1.75%...........       --      1,520

SDI obligations:
   $800 commercial bank line of credit, due November 1999, with monthly interest payments at prime
       (7.75% at December 1998) plus 1.75%..............................................................      750        800
   Note payable to bank, guaranteed by the Small Business Administration ("SBA"), due in monthly installments through November 2001, with a stated interest rate of prime (7.75% at December
       1998) plus 1.75%.................................................................................      426        350
   Note payable to the State of Wisconsin, due in monthly installments through January 2000, with a
       stated interest rate of 5%.......................................................................       71         50
   Unsecured note payable, due in monthly installments, with no stated interest rate....................       44         44
Heska obligations:
   Promissory notes to former Heska UK shareholders due in semi-annual interest payments through February 2007, due on demand in whole or in part at any time together with accrued
       interest, with a stated interest rate of 4.5%, denominated in pounds sterling....................      329        262
Heska UK obligations:
   Real estate mortgage due in monthly principal payments and quarterly interest payments through December 2006, with a stated interest rate of a bank's base rate (7.25% and 7.75%
       at December 1997 and 1998, respectively) plus 2.75%, denominated in pounds sterling..............      117        142
   (Pounds)725 commercial bank line of credit, due February 1999, with semi-annual interest payments,
       with a stated interest rate of LIBOR (5.1% at December 1998) plus 4.0%...........................      165      1,153
CMG obligations:
       .................................................................................................
   CHF400 commercial bank line of credit, due upon demand, with quarterly interest payments,
       with a stated interest rate of 5.5%, plus 0.25% per quarter......................................      171        341
                                                                                                           ------     ------
                                                                                                           13,158     17,104
Less installments due within one year...................................................................   (4,137)    (6,942)
                                                                                                           ------     ------
                                                                                                          $ 9,021    $10,162
                                                                                                           ======     ======

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company records long-term debt at fair values based on quoted market prices for the same or similar issues or on the rates offered to the Company for debt of the same remaining maturities at the time debt is incurred. Certain debts assumed as a result of acquisitions were restated to fair values at the dates of acquisitions.

    The IDED and City of Des Moines promissory notes are secured by a first security interest in essentially all assets of Diamond except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. These notes, along with the unsecured note to the customer, were assumed as a result of the 1996 Diamond acquisition.

    The SDI line of credit and SBA and State of Wisconsin loans are secured by a first security interest in essentially all assets of SDI except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. These obligations, along with the unsecured note payable, were assumed as a result of the acquisition of SDI in March 1998.

    One of the Company's Swiss subsidiaries also has a CHF250,000 line of credit with a stated interest rate of 5.5%, plus 0.25% per quarter. There were no borrowings against this credit facility as of December 31, 1998.

    The Company's other debt instruments are secured by the assets of the respective subsidiaries and general corporate guarantees by Heska Corporation.

    As of December 31, 1998, the Company was in compliance with all covenants of the debt agreements.

    Maturities of long-term debt and notes payable as of December 31, 1998 were as follows (in thousands):

Year  ending
December 31,
------------
     1999................................................................................. $ 6,942
     2000.................................................................................   6,526
     2001.................................................................................   1,685
     2002.................................................................................     722
     2003.................................................................................     404
     Thereafter...........................................................................     825
                                                                                           -------
                                                                                           $17,104
                                                                                           =======


7.   ACCRUED PENSION LIABILITY

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

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets (in thousands):

                                                                            December 31,
                                                                   ------------------------------
                                                                       1997               1998
                                                                   ------------       -----------
Change in benefit obligation:
            Benefit obligation, beginning........................      $ 1,089           $ 1,117
            Service cost.........................................           --                --
            Interest cost........................................           75                76
            Actuarial loss.......................................            7                 2
            Benefits paid........................................          (54)              (69)
                                                                       -------           -------
            Benefit obligation, ending...........................        1,117             1,126

Change in plan assets:
            Fair value of plan assets, beginning.................          962             1,004
            Actual return on plan assets.........................           96               115
            Employer contribution................................           --                --
            Benefits paid........................................          (54)              (69)
                                                                       -------           -------
            Fair value of plan assets, ending....................        1,004             1,050

Funded status....................................................         (113)              (76)
Unrecognized net actuarial loss..................................          190               150
                                                                       -------           -------
Prepaid benefit cost.............................................           77                74

Additional minimum liability disclosures:
            Accrued benefit liability............................         (113)          $   (76)

Components of net periodic benefit costs:
            Service cost.........................................
            Interest cost........................................           74                76
            Expected return on plan assets.......................          (72)              (75)
            Recognized net actuarial loss........................            4                 3
                                                                       -------           -------
            Net periodic benefit cost............................      $     6           $     4
                                                                       =======           =======

   Assumptions used by Diamond in the determination of the pension plan information consisted of the following:

                                                                                   December 31,
                                                                          --------------------------
                                                                              1997            1998
                                                                          ----------       ---------
          Discount rate......................................                  7.00%           7.00%
          Expected long-term rate of return on plan assets...                  7.75%           7.75%


8.   INCOME TAXES

    The Company accounts for income taxes under the provisions SFAS No. 109, Accounting for Income Taxes. As of December 31, 1998 the Company had approximately $94.5 million of net operating loss ("NOL") carryforwards for income tax purposes and approximately $2.3 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2011. The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. In addition, the Company believes that its follow-on public offering of common stock in March 1998 resulted in a further "change of ownership". This limitation will total approximately $12.5 million per year for periods subsequent to the follow-on offering. The Company believes that these limitations may affect the eventual utilization of its total NOL carryforwards.

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

    Deferred tax assets and liabilities consist of the following (in thousands):

                                                                                                               December
                                                              December 31,                                        31,
                                                                  1997                     Changes               1998
                                                         -----------------------  --------------------------  -----------
                                                               (restated)
Deferred tax assets:
     Research and development credits                           $  1,148                   $  1,170             $  2,318
     Inventory valuation and reserves                                222                        566                  788
     Deferred revenue                                                 38                         81                  119
     Pension liability                                                43                        (14)                  29
     Accrued compensation                                            128                         (7)                 121
     Amortization of intangible assets                               218                         97                  315
     Loss on assets held for sale                                     --                        492                  492
     Restructuring reserve                                            --                        624                  624
     Other                                                            53                         11                   64
     Net operating loss carryforwards                             23,679                     12,475               36,154
                                                                --------                   --------             --------
                                                                  25,529                     15,495               41,024
     Less valuation allowance                                    (24,826)                   (15,644)             (40,470)
                                                                --------                   --------             --------
                                                                     703                       (149)                 554
  Deferred tax liability:
     Property and equipment                                         (703)                       149                 (554)
                                                                --------                   --------             --------
                                                                    (703)                       149                 (554)
                                                                --------                   --------             --------
           Net deferred taxes                                   $     --                   $     --             $     --
                                                                ========                   ========             ========


9.   RESEARCH AND DEVELOPMENT AGREEMENTS

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

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In exchange for the above, Bayer agreed to provide research funding to the Company, of which $500,000 was received in 1996, $550,000 in 1997 and $1.1 million in 1998. The Company expects to receive periodic research payments until December 1999 as the related expenses are incurred and specified milestones are reached. In connection with this contract, the Company recognized research revenue of $1.3 million, $1.2 million and $850,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

    In January 1993, the Company entered into an agreement with Eisai Co., Ltd. ("Eisai") pursuant to which Eisai obtained the exclusive right to market certain products in Japan and East Asia. Under the terms of the agreement, the Company is to receive periodic payments for support of research, one half of which is only to be received upon completion of certain milestones. No revenue was recognized for the years ended December 31, 1996, 1997 or 1998. Although the agreement does not expire until 2008, Eisai may terminate its research support for any product with 90 days written notice.

    In October 1996, the Company and Diamond entered into three related agreements with a pharmaceutical company concerning the research, development, licensing, manufacturing and marketing of certain products. Under the research and development agreement, Diamond granted a non-exclusive, royalty-free, paid-up right and license to develop, manufacture and market certain of its bovine products. In return, the pharmaceutical company agreed to fund certain research costs associated with the development of these products, subject to the achievement of certain milestones. In connection with this research funding, the Company recognized research and development revenue of $210,000 during the fourth quarter of 1996, and $1.1 million and $460,000 for the years ended December 31, 1997 and 1998, respectively. As additional consideration, the Company received an exclusive, royalty-free, worldwide license for certain feline biological vaccines. The Company also has a three-year agreement with the pharmaceutical company for the manufacture of these feline vaccines.

    The Company estimates its future cash flows from its existing research and development contracts, subject to scheduled completion of specified milestones, are as follows (in thousands):

                 Year Ending
                 December 31,
                 ------------
                     1999......................................     $  925
                     2000......................................        600
                                                                    ------
                                                                    $1,525
                                                                    ======


10.   COMMITMENTS AND CONTINGENCIES

    The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 1997 and 1998, $15,000 and $52,000 in royalties became payable under these agreements, respectively.

    In connection with an equity investment by a pharmaceutical firm in April 1996 (the "Investor"), the Company granted the Investor the rights, co-exclusive with the Company's rights, to market two products under development by the Company, the flea control vaccine and feline heartworm vaccine.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    In connection with the acquisition of Center, the Company entered into a sales and marketing agreement with a domestic distribution company which grants the right to the distribution company to market and sell Center's allergenic extracts for human use, with sales commission rates which vary from 20% to 25%. The agreement expires in December 2002.

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

    The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 1998 as follows (in thousands):

            Year Ending
            December 31,
            ------------
                1999  ................................................................  $1,490
                2000  ................................................................   1,300
                2001  ................................................................   1,143
                2002  ................................................................   1,100
                2003  ................................................................     869
                Thereafter ...........................................................     899
                                                                                        ------
                                                                                        $6,801
                                                                                        ======

    The Company had rent expense of $642,000, $1.4 million and $1.4 million in 1996, 1997 and 1998, respectively.


11.   CAPITAL STOCK

Common Stock

    In July 1998, the Company issued 1.165 million shares of the Company's common stock to Ralston Purina Company ("Ralston Purina"), for $14.75 million in cash, and also issued, for an additional cash payment of $250,000, warrants to purchase an additional 1.165 million shares of the Company's common stock. The exercise price of the warrants is $12.67 for the first year of the warrants, increasing by 20% per year for each of the second and third years of the warrants. The warrants were exercisable immediately as of July 30, 1998 and expire in three years with respect to any unexercised shares.

    In July 1998, the Company issued 205,619 shares of common stock to Bayer Corporation ("Bayer") in consideration for the acquisition by Diamond of certain assets, including land and buildings formerly leased by Diamond from Bayer, and as repayment in full of certain indebtedness of Diamond to Bayer, in a transaction valued at approximately $2.3 million.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In March 1998, the Company completed its follow-on public offering of 5,750,000 shares of common stock (including 500,000 shares offered by a stockholder of the Company and an underwriters' over-allotment option exercised for 750,000 shares) at a price of $9.875 per share, providing the Company with net proceeds of approximately $48.6 million.

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

    The Company has granted stock purchase rights to acquire 322,000 shares of common stock to key executives and Directors pursuant to the 1994 Key Executive Stock Plan. As of December 31, 1998, executives had exercised all of these stock purchase rights by executing promissory notes payable to the Company. The fair market value of the underlying common stock equaled the exercise price on the date of grant and exercise. The notes mature in six years, bear interest at 7.5% and are secured by a pledge of the underlying shares of common stock.
Under the terms of the Key Executive Stock Plan, if the purchaser's relationship with the Company ceases for any reason within 48 months of the grant date, the Company may, within 90 days following termination, repurchase at the original exercise price all of the stock which has not vested. The stock vests ratably over a 48 month period. During the years ended December 31, 1997 and 1998, 250,834 and 310,520 shares had vested and been released from the purchase option, respectively.

Stock Option Plans

    The Company has a stock option plan which authorizes the grant of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares remaining available for grant under the terminated plans were rolled into the 1997 Plan. In addition, all shares which are subsequently cancelled under the prior plans are rolled into the 1997 Plan on a quarterly basis. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 1999 was 5,291,283.

    The stock options granted by the board of directors may be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). The purchase price for options under all of the plans may be no less than 100% of fair market value for ISOs or 85% of fair market value for NSOs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or 90 days following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, options granted will either be assumed by the surviving corporation or vest immediately.

SFAS No. 123 ("SFAS 123")

    SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1996, 1997 and 1998, using the Black-Scholes pricing model and the following weighted average assumptions:

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             1996            1997             1998
                                                       ---------------  ---------------  ---------------
        Risk-free interest rate......................       6.12%            6.49%            5.28%
        Expected lives...............................    3.11 years       4.93 years       3.8 years
        Expected volatility..........................        80%              72%              89%
        Expected dividend yield......................         0%               0%               0%

    To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested dependent upon the income level of the option holder. For measurement purposes, options have been segregated into three income groups, and estimated exercise behavior of option recipients varies from six months to one and one half years from the date of vesting, dependent on income group (less highly compensated employees are expected to have shorter holding periods). All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma basic net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock has only recently been publicly traded, the expected market volatility was estimated for 1996 using the estimated average volatility of four publicly held companies which the Company believes to be similar with respect to the markets in which they compete.
Actual volatility of the Company's stock was used for 1997 and 1998 computations. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

    The total fair value of options granted was computed to be approximately $1.2 million, $5.0 million and $8.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $367,000, $1.8 million and $3.9 million for 1996, 1997 and 1998, respectively.

    A summary of the Company's stock option plans is as follows:


                                                                       Year Ended December 31,
                                                   --------------------------------------------------------------
                                                                  1997                           1998
                                                     -----------------------------  ---------------------------
                                                              (restated)
                                                                       Weighted                       Weighted
                                                                        Average                        Average
                                                                       Exercise                       Exercise
                                                        Options          Price         Options          Price
                                                     -------------   -------------  -------------   -------------
Outstanding at beginning of period.................      2,008,942         $0.6814      2,570,533        $ 1.9053
  Granted..........................................      1,060,196         $4.1842      1,304,443        $10.6166
  Cancelled........................................       (100,265)        $1.7630       (315,543)       $ 5.9544
  Exercised........................................       (398,340)        $0.3579       (350,116)       $ 1.2188
                                                         ---------                      ---------
Outstanding at end of period.......................      2,570,533         $1.9053      3,209,317        $ 5.1204
                                                         =========                      =========
Exercisable at end of period.......................      1,077,284         $0.9760      1,531,895        $ 2.9417
                                                         =========                      =========

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The weighted average exercise prices and weighted average estimated fair value of options granted during the years ended December 31, 1997 and 1998 were as follows:

                                                                    Year Ended December 31,
                                              ------------------------------------------------------------------
                                                             1997                             1998
                                                -------------------------------  -----------------------------
                                                          (restated)
                                                            Weighted   Weighted              Weighted   Weighted
                                                            Average    Average               Average    Average
                                                Number of  Estimated   Exercise  Number of  Estimated   Exercise
                                                Options    Fair Value   Price     Options   Fair Value   Price
                                                ---------  ----------  --------  ---------  ----------  --------
Exercise price equal to estimated fair            167,400     $5.4622   $9.3684  1,304,443     $6.7635  $10.6166
 value
Exercise price less than estimated fair value     892,796     $3.8469   $3.2122       -0-          -0-       -0-
                                                ---------                        ---------
                                                1,060,196     $4.1019   $4.1842  1,304,443     $6.7635  $10.6166
                                                =========                        =========

    The Company recorded deferred compensation (as calculated under APB 25) of $933,00 and $1.5 million during the years ended December 31, 1996 and 1997, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services, recording deferred compensation of $46,000 based on the estimated fair value of the options at the date of grant. Deferred compensation is being amortized over the applicable vesting periods. The amortization of deferred compensation resulted in a non-cash charge to operations of $188,000, $645,000 and $736,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                       Options Outstanding               Options Exercisable
                              --------------------------------------  --------------------------
                                Number of      Weighted                 Number of
                                 Options       Average                   Options
                               Outstanding    Remaining    Weighted    Exercisable    Weighted
                               at December   Contractual    Average    at December     Average
                                   31,        Life in      Exercise        31,        Exercise
           Exercise Prices        1998          Years        Price        1998          Price
           -----------------  -------------  -----------   ---------  -------------  -----------
             $  0.15 - $0.25        176,192          3.59   $ 0.2032        176,192     $ 0.2032
             $          0.35        460,109          6.45   $ 0.3500        376,122     $ 0.3500
             $  1.20 - $1.50        935,995          8.30   $ 1.2259        565,095     $ 1.2429
             $  2.50 - $5.25        491,867          9.20   $ 4.4111        138,895     $ 3.7187
             $ 7.62 - $11.75        409,305          9.22   $ 9.9710         87,383     $ 9.8143
             $         11.88        652,747          9.05   $11.8800        162,524     $11.8800
             $12.50 - $15.00         83,102          9.17   $13.0348         25,684     $12.9096
                                  ---------                               ---------
             $ 0.15 - $15.00      3,209,317          8.21   $ 5.1204      1,531,895     $ 2.9417
                                  =========                               =========

Employee Stock Purchase Plan (the "ESPP")

    Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six month measurement periods ending July 30 and December 31.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company has computed the fair values of stock purchased under the ESPP in 1997 and 1998, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                                         1997         1998
                                                                                      -----------  -----------
  Risk-free interest rate                                                                   5.69%        5.01%
  Expected lives                                                                          2 years      2 years
  Expected volatility                                                                         72%          89%
  Expected dividend yield                                                                      0%           0%

    The total fair value of stock sold under the ESPP was computed to be approximately $103,000 and $268,000 for the years ended December 31, 1997 and 1998, with a weighted-average fair value of the purchase rights granted of $4.73 and $4.57 per share, respectively. Pro forma stock-based compensation, net of the effect of forfeitures, was approximately $103,000 and $268,000 in 1997 and 1998, respectively, for the ESPP.

Pro Forma Basic Net Loss per Share under SFAS 123

    If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands, except per share amounts):

                                                                                      Year Ended December 31,
                                                                            ------------------------------------------
                                                                                1996           1997           1998
                                                                            -------------  -------------  ------------
Net loss:                                                                    (restated)     (restated)
  As reported                                                                   $(19,429)      $(38,864)     $(44,274)
                                                                                ========       ========      ========
  Pro forma (unaudited)                                                         $(19,796)      $(40,767)     $(48,442)
                                                                                ========       ========      ========
Basic net loss per share:
        As reported (unaudited pro forma basic net loss per share
          for 1996 and 1997)                                                    $  (1.53)      $  (2.42)     $  (1.79)
                                                                                ========       ========      ========
  Pro forma (unaudited)                                                         $  (1.57)      $  (2.54)     $  (1.96)
                                                                                ========       ========      ========

Stock Warrants

    The Company had issued warrants to purchase 6,400 shares of Series C preferred stock at an exercise price of $2.50 per share and 6,225 shares, 267 shares and 18,500 shares of Series D preferred stock at an exercise price of $3.25 per share in connection with certain leases discussed in Note 4. Upon the closing of the IPO, the rights were converted to warrants to purchase the Company's common stock at the original exercise prices. In September 1997, the Company issued 5,323 shares of common stock in exchange for the warrant for 6,400 shares at an exercise price of $2.50 per share in a cashless "net" exercise. In April 1998, the Company issued 4,912 shares of common stock in exchange for the warrant for 6,225 shares at an exercise price of $3.25 per share in a cashless "net" exercise. The remaining warrants expire on December 30, 2002 and October 20, 2003, respectively. In July 1998, the Company issued warrants to purchase 1.165 million shares of the Company's common stock in connection with the private placement with Ralston Purina described previously. The exercise price of the warrants is $12.67 for the first year of the warrants, increasing by 20% per year for each of the second and third years of the warrants. The warrants were exercisable immediately as of July 30, 1998 and expire in three years with respect to any unexercised shares. No warrants other than those described above had been exercised as of December 31, 1998.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   MAJOR CUSTOMERS

    The Company had sales of greater than 10% of total revenue to only one customer during the years ended December 31, 1996, 1997 and 1998. This customer, which represented 36%, 21% and 15% of total revenues, respectively, purchases vaccines from Diamond.


13.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          Year Ended December 31,
                                                                                     ----------------------------------
                                                                                        1996        1997        1998
                                                                                     ----------  ----------  ----------
                                                                                     (restated)  (restated)
                                                                                               (in thousands)
Cash paid for interest                                                                  $  496      $1,274       $1,999
Non-cash investing and financing activities:
  Issuance of debt related to acquisitions                                                 207       3,465           --
  Issuance of preferred stock and options to purchase common stock in exchange
    for the common stock of Diamond, net of cash acquired                                7,058          --           --
  Issuance of common and preferred stock related to acquisitions, net of cash
    acquired                                                                                --       3,892           --
  Issuance of common stock in exchange for assets and as repayment of debt                  --          --        2,262
  Reduction in future payment on debt to customer in exchange for the granting of
    certain rights                                                                       1,250          --           --
  Purchase of assets under direct capital lease financing                                   --         894           86


14.   SEGMENT REPORTING

     During 1998, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise, which changes the way the Company reports information about its operating segments. The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company's divides its operations into two reportable segments, Animal Health, which includes the operations of Heska, Diamond, SDI, Heska UK and Heska AG, and Allergy Diagnostics and Treatment, which includes the operations of Center and CMG.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions and other items as noted.

                                                                Allergy
                                               Animal       Diagnostics and
                                               Health          Treatment              Other                Total
                                           --------------  ------------------  ----------------------  ----------------
1998:
  Revenues...............................       $ 35,755             $ 8,479        $ (4,462)                 $ 39,772
  Operating loss.........................        (38,768)             (1,014)         (6,174)  (a)             (45,956)
  Total assets...........................        123,965               7,495         (33,406)                   98,054
  Capital expenditures...................          5,936                 868              --                     6,804
  Depreciation and amortization..........          3,215                 365              --                     3,600

________
(a) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for sale of $1.3 million, restructuring expenses of $2.4 million (See Note 5) and inventory write-downs of $1.5 million.

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Allergy
                                              Animal        Diagnostics and
                                              Health          Treatment                Other                 Total
                                         ----------------  ------------------  ------------------------  ---------------
1997:
  Revenues.............................         $ 29,465              $3,273        $ (3,435)                  $ 29,303
  Operating loss.......................          (38,825)               (284)            (53)                   (39,162)
  Total assets.........................           82,105               8,670         (21,755)                    69,020
  Capital expenditures.................            6,158                  90              --                      6,248
  Depreciation and amortization........            2,230                 161              --                      2,391

1996:
  Revenues.............................         $ 18,582              $   --        $ (1,066)                  $ 17,516
  Operating loss.......................          (19,970)                 --              --                    (19,970)
  Total assets.........................           55,335                  --          (9,684)                    45,651
  Capital expenditures.................            5,289                  --              --                      5,289
  Depreciation and amortization........            1,190                  --              --                      1,190


  The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's three primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond, SDI and Center. Revenues earned in Europe are primarily attributable to Heska UK, CMG and Heska AG. There have been no significant exports from North America or Europe.

    In 1997 and 1998, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Prior to 1997, the Company had neither international subsidiaries, nor international revenues. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.



                                           North America         Europe                 Other               Total
                                         -----------------  ------------------  -----------------------  -------------
1998:
  Revenues.............................          $ 40,573             $ 3,661         $ (4,462)              $ 39,772
  Operating loss.......................           (37,386)             (2,396)          (6,174                (45,956)
  Total assets.........................           127,004               4,457          (33,406)                98,054
  Capital expenditures.................             6,524                 280               --                  6,804
  Depreciation and amortization........             3,009                 591               --                  3,600

1997:
  Revenues.............................          $ 30,513             $ 2,225         $ (3,435)              $ 29,303
  Operating loss.......................           (38,325)               (784)             (53)               (39,162)
  Total assets.........................            86,262               4,513          (21,755)                69,020
  Capital expenditures.................             6,113                 135               --                  6,248
  Depreciation and amortization........             2,254                 137               --                  2,391

1996:
  Revenues.............................          $ 18,582             $    --         $ (1,066)              $ 17,516
  Operating loss.......................           (19,970)                 --               --                (19,970)
  Total assets.........................            55,335                  --           (9,684)                45,651
  Capital expenditures.................             5,289                  --               --                  5,289
  Depreciation and amortization........             1,190                  --               --                  1,190

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.   RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the Company adopted the provisions of a new accounting standard, American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-up Activities, which requires that start-up costs, including organization costs, be expensed as incurred rather than capitalized. The adoption of this Statement has had no effect on the Company's reported results of operations.

    During 1998 , the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has reported comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity, and statements of operations and comprehensive loss.

    During 1998, the Company adopted the provisions SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging criteria are met. The adoption of this Statement has had no effect on the Company's reported earnings or comprehensive income.

    The AICPA has also issued SOP No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                    PART III


     Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors--Directors and Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

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

Item 13.  Certain Relationships and Related Transactions.

     The information required by this section is incorporated by reference to the information in the section entitled "Certain Transactions and Relationships" in the Proxy Statement.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this Form 10-K.

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

Exhibit
Number         Notes   Description of Document
-------        ------  -----------------------

4.2               (1)  First Amended Investors' Rights Agreement by and among Registrant and certain stockholders of
                       Registrant dated as of April 12, 1996.
4.2(a)            (6)  Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.
4.2(b)            (6)  Second Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.
4.2(c)            (6)  Third Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.
4.3               (1)  Form of warrant to purchase Series C Preferred Stock.
4.4               (1)  Form of warrant to purchase Series D Preferred Stock.
4.5               (5)  Company Stock Warrant Purchase Agreement dated as of July 29, 1998 between the Company and
                       Ralston Purina Company.
9.1               (1)  Voting Agreement by and among Registrant and certain stockholders of Registrant, dated as of
                       April 12, 1996.
10.1H             (1)  Collaborative Agreement between Registrant and Eisai Co., Ltd. dated January 25, 1993.
10.2H             (1)  Canine Heartworm Cooperation Agreement between Registrant and Bayer AG dated as of June 10,
                       1994.
10.3H             (1)  Feline Toxoplasmosis Cooperation Agreement between Registrant and Bayer AG dated as of June
                       10, 1994.
10.4H             (1)  Product Supply and License Agreement between Registrant and Atrix Laboratories, Inc. dated May
                       1, 1995, as amended June 23, 1995.
10.5H             (1)  Screening and Development Agreement between Ciba-Geigy Limited and Registrant, dated as of
                       April 12, 1996.
10.6              (1)  Right of First Refusal Agreement between Ciba-Geigy Limited and Registrant, dated as of April
                       12, 1996.
10.7              (1)  Marketing Agreement between Registrant and Ciba-Geigy Limited dated as of April 12, 1996.
10.8H             (1)  Marketing Agreement between Registrant and Ciba-Geigy Corporation dated as of April 12, 1996.
10.9H             (1)  Manufacturing and Supply Agreement between and among Diamond Animal Health, Inc., Agrion
                       Corporation, Diamond Scientific Co. and Miles Inc. dated December 31, 1993 and Amendment and
                       Extension thereto dated September 1, 1995.
10.9(a)H          (5)  Second Amendment to Manufacturing and Supply Agreement between Diamond Animal Health, Inc. and
                       Bayer Corporation dated February 26, 1998.
10.10*            (1)  Employment Agreement between Registrant and Robert B. Grieve dated January 1, 1994, as amended
                       March 4, 1997.
10.11*            (1)  Employment Agreement between Registrant and Fred M. Schwarzer dated November 1, 1994, as amended March 4, 1997.
10.12*            (1)  Employment Agreement between Registrant and R. Lee Seward dated October 17, 1994.
10.13*            (1)  Employment Agreement between Registrant and Louis G. Van Daele dated April 14, 1996.
10.14H            (2)  Supply Agreement between Registrant and Quidel Corporation dated July 3, 1997.
10.15*            (1)  Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and Fred
                       M. Schwarzer.

10.16*      (1)  Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and R.
                 Lee Seward.
10.17*      (1)  Restricted Stock Purchase Agreement dated January 11, 1997 by and between Registrant and Denis
                 H. Pomroy.
10.18*      (1)  Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.19*      (1)  1997 Incentive Stock Plan of Registrant.
10.20*      (1)  Forms of Option Agreement.
10.21*      (1)  1997 Employee Stock Purchase Plan of Registrant.
10.22       (1)  Lease Agreement dated March 8, 1994 between Sharp Point Properties, LLC and Registrant.
10.23       (1)  Lease Agreement dated as of June 27, 1996 between GB Ventures and Registrant.
10.24       (1)  Lease Agreement dated as of July 11, 1996 between GB Ventures and Registrant.
10.25       (1)  Lease Agreement dated as of December 31, 1993 between Miles, Inc. and Diamond Animal Health,
                 Inc., as amended September 1, 1995.
10.26*      (3)  Employment Agreement between Registrant and Giuseppe Miozzari dated July 1, 1997.
10.27*      (4)  Employment Agreement between Registrant and John A. Shadduck dated January 27, 1997.
10.28*           Employment Agreement between Registrant and Ronald L. Hendrick dated December 1, 1998.
10.29*           Employment Agreement between Registrant and James H.
                 Fuller dated January 18, 1999.
10.30*           Separation Agreement between Registrant and Fred M.
                 Schwarzer dated December 14, 1998.
10.31*           Consulting Services and Confidentiality Agreement
                 between Registrant and Fred M. Schwarzer dated December
                 14, 1998.
10.32*           Separation Agreement between Registrant and John A.
                 Shadduck dated December 14, 1998.
10.33*           Consulting Services and Confidentiality Agreement
                 between Registrant and John A. Shadduck dated December
                 14, 1998.
10.34H           Exclusive Distribution Agreement dated as of August 18,
                 1998 between the Company and Novartis Agro K.K.
10.35            Right of First Refusal Agreement dated as of August 18,
                 1998 between the Company and Novartis Animal Health,
                 Inc.
21.1             Subsidiaries of the Company.
23.1             Consent of Arthur Andersen LLP.
24.1             Power of Attorney (See page 62 of this Form 10-K).
27.1        (3)  Financial Data Schedule.

     Notes
     -----
     *     Indicates management contract or compensatory plan or arrangement.
     H Confidential treatment has been granted with respect to certain portions of these agreements.
     (1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-25767).
     (2) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
     (3) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-44835).
     (4)   Filed with the Registrant's Form 10-K for the year ended
           December 31, 1998.
     (5)   Filed with the Registrant's Form 10-Q for the quarter ended
           31, 1998.
     (6) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                    HESKA CORPORATION


                                    By   /s/ ROBERT B. GRIEVE
                                       --------------------------
                                         Robert B. Grieve
                                         Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert B. Grieve, Ronald L. Hendrick, Paul Hudnut and A. Lynn DeGeorge, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           Name                           Title                        Date
           ----                           -----                        ----

/s/  ROBERT B. GRIEVE       Chief Executive Officer (Principal     March 26, 1999
--------------------------  Executive Officer) and Director
     Robert B. Grieve

/s/  RONALD L. HENDRICK     Chief Financial Officer (Principal     March 26, 1999
--------------------------  Financial and Accounting Officer)
     Ronald L. Hendrick

/s/  JAMES H. FULLER        President and Chief Operating Officer  March 26, 1999
--------------------------
     James H. Fuller

/s/  FRED M. SCHWARZER      Chairman of the Board                  March 26, 1999
--------------------------
     Fred M. Schwarzer

/s/  A. BARR DOLAN          Director                               March 26, 1999
--------------------------
     A. Barr Dolan

/s/  LYLE A. HOHNKE         Director                               March 26, 1999
--------------------------
     Lyle A. Hohnke

/s/  DENIS H. POMROY        Director                               March 26, 1999
--------------------------
     Denis H. Pomroy

/s/  LYNNOR B. STEVENSON    Director                               March 26, 1999
--------------------------
     Lynnor B. Stevenson

/s/  GUY L. TEBBIT          Director                               March 26, 1999
--------------------------
     Guy L. Tebbit

/s/  JOHN F. SASEN, Sr.     Director                               March 26, 1999
--------------------------
     John F. Sasen, Sr.