Form 10-Q
period 1999-03-31
HESKA CORP
filed 1999-05-14
CIK 1038133

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

                 For the quarterly period ended March 31, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                             1613 PROSPECT PARKWAY
                         FORT COLLINS, COLORADO 80525
                   (Address of principal executive offices)

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

                        [X]  Yes            [_]  No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 10, 1999 was 27,228,840

================================================================================
================================================================================

                               HESKA CORPORATION

                                   FORM 10-Q

                               QUARTERLY REPORT


                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
          December 31, 1998...................................................................          3
          Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
          for the three months ended March 31, 1999 and 1998..................................          4
          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months
          ended March 31, 1999 and 1998.......................................................          5
          Notes to Consolidated Financial Statements (Unaudited)..............................          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................         22

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................................   Not Applicable

Item 2.   Changes in Securities and Use of Proceeds...........................................   Not Applicable

Item 3.   Defaults Upon Senior Securities.....................................................   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.................................   Not Applicable

Item 5.   Other Information...................................................................   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K....................................................         22

  Exhibit Index...............................................................................         23

  Signatures..................................................................................         24

                      HESKA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                    ASSETS
                                                                                            MARCH 31,     DECEMBER 31,
                                                                                               1999           1998
                                                                                           ------------  ---------------
                                                                                            (UNAUDITED)
Current assets:
       Cash and cash equivalents.........................................................    $   5,565        $   5,921
       Marketable securities.............................................................       34,630           46,009
       Accounts receivable, net..........................................................        7,621            6,659
       Inventories, net..................................................................       13,712           12,197
       Other current assets..............................................................          912              734
                                                                                             ---------        ---------
               Total current assets......................................................       62,440           71,520
Property and equipment, net..............................................................       21,634           21,226
Intangible assets, net...................................................................        3,611            4,311
Restricted marketable securities and other assets........................................          738              997
                                                                                             ---------        ---------
                Total assets.............................................................    $  88,423        $  98,054
                                                                                             =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable..................................................................    $   7,688        $   7,542
       Accrued liabilities...............................................................        2,953            3,871
       Deferred revenue..................................................................        1,001              656
       Current portion of capital lease obligations......................................          555              562
       Current portion of long-term debt.................................................        5,714            6,942
                                                                                             ---------        ---------
                Total current liabilities................................................       17,911           19,573
Capital lease obligations, less current portion..........................................          998            1,129
Long-term debt, less current portion.....................................................       10,240           10,162
Accrued pension liability................................................................           76               76
                                                                                             ---------        ---------
                 Total liabilities.......................................................       29,225           30,940
                                                                                             ---------        ---------
Commitments and contingencies
Stockholders' equity:
       Common stock, $.001 par value, 40,000,000 shares authorized; 26,697,791 and
           26,458,424 shares issued and outstanding, respectively........................           27               26
       Additional paid-in capital........................................................      185,349          185,163
       Deferred compensation.............................................................       (1,110)          (1,277)
       Stock subscription receivable from officers.......................................         (122)            (120)
       Accumulated other comprehensive income (loss).....................................         (297)              88
       Accumulated deficit...............................................................     (124,649)        (116,766)
                                                                                             ---------        ---------
                 Total stockholders' equity..............................................       59,198           67,114
                                                                                             ---------        ---------
                 Total liabilities and stockholders' equity..............................    $  88,423        $  98,054
                                                                                             =========        =========

          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------
                                                                                 1999              1998
                                                                             -------------  ------------------
Revenues:
   Products, net...........................................................       $11,010             $ 7,390
   Research and development................................................            41                 520
                                                                                  -------             -------
                                                                                   11,051               7,910
Costs and operating expenses:
   Cost of goods sold......................................................         7,709               4,811
   Research and development................................................         4,244               6,178
   Selling and marketing...................................................         3,410               3,090
   General and administrative..............................................         2,736               3,000
   Amortization of intangible assets and deferred compensation.............           857                 765
                                                                                  -------             -------
                                                                                   18,956              17,844
                                                                                  -------             -------
Loss from operations.......................................................        (7,905)             (9,934)
Other income (expense):
   Interest income.........................................................           602                 575
   Interest expense........................................................          (534)               (470)
   Other, net..............................................................           (46)                 12
                                                                                  -------             -------
Net loss...................................................................        (7,883)             (9,817)
                                                                                  -------             -------
Other comprehensive income (loss):
   Foreign currency translation adjustments................................           (40)                  6
   Unrealized loss on marketable securities................................          (345)                 --
                                                                                  -------             -------
Other comprehensive income (loss)..........................................          (385)                  6
                                                                                  -------             -------
Comprehensive loss.........................................................       $(8,268)            $(9,811)
                                                                                  =======             =======
Basic net loss per share...................................................       $ (0.30)            $ (0.46)
                                                                                  =======             =======
Shares used to compute basic net loss per share............................        26,605              21,233

          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------------
                                                                                  1999                 1998
                                                                              ------------         -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
            Net cash used in operating activities...........................      $(9,193)             $(10,004)
                                                                                  -------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions of businesses, net of cash acquired.....................           --                    (6)
       Additions to intangible assets.......................................           --                   (13)
       Purchase of marketable securities....................................           --               (54,988)
       Proceeds from sale of marketable securities..........................       11,000                15,005
       Proceeds from disposition of property and equipment..................          262                    --
       Purchases of property and equipment..................................       (1,344)               (1,611)
                                                                                  -------              --------
            Net cash provided by (used in) investing activities.............        9,918               (41,613)
                                                                                  -------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock...............................          186                48,693
       Proceeds from borrowings.............................................        1,562                 1,657
       Repayments of debt and capital lease obligations.....................       (2,649)               (1,510)
                                                                                  -------              --------
            Net cash provided by (used in) financing activities.............         (901)               48,840
                                                                                  -------              --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................         (180)                   23
                                                                                  -------              --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................................         (356)               (2,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................        5,921                10,679
                                                                                  -------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................      $ 5,565              $  7,925
                                                                                  =======              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................................      $   525              $    460

          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures bovine vaccine products and pharmaceutical and human healthcare products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the
sale of products.   During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 1999 have totaled $124.6 million.

     The Company's ability to achieve profitability will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guaranty that the Company will successfully develop, manufacture or market these products. There can also be no guaranty that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guaranty that such financing will be available when required or will be obtained under favorable terms.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999, the statements of operations and comprehensive loss for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.

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

  Inventories, net of provisions, consist of the following (in thousands):

                                                     MARCH 31,          DECEMBER 31,
                                                       1999                1998
                                                 --------------       -------------
                                                    (UNAUDITED)
          Raw materials.......................         $ 3,628              $ 3,271
          Work in process.....................           6,800                5,338
          Finished goods......................           3,284                3,588
                                                       -------              -------
                                                       $13,712              $12,197
                                                       =======              =======

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

Basic Net Loss Per Share

      The Company has computed basic net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which the Company adopted in 1997.

3.   RESTRUCTURING EXPENSES

      In December 1998 the Company completed a cost reduction and restructuring plan. The restructuring was based on the Company's determination that, while revenues had been increasing steadily, management believed that reducing expenses was necessary in order to accelerate the Company's efforts to reach profitability. In connection with the restructuring, the Company recognized a charge to operations in 1998 of approximately $2.4 million. These expenses related to personnel severance costs and costs associated with excess facilities and equipment, primarily at the Company's Fort Collins, Colorado location.

      Shown below is a reconciliation of liabilities related to the restructuring costs for the three months ended March 31, 1999 (in thousands):

                                                                                          PAYMENTS/CHARGES
                                                                        BALANCE AT         FOR THE THREE        BALANCE AT
                                                                        DECEMBER 31,        MONTHS ENDED         MARCH 31,
                                                                           1998            MARCH 31, 1999          1999
                                                                        -----------        --------------       ----------
                                                                                                                (UNAUDITED)
          Severance pay, benefits and relocation expenses.............    $1,093              $(755)                  $338
          Noncancellable leased facility closure costs................       430                (73)                   357
          Asset write-offs............................................        --                 --                     --
          Other.......................................................       108                (37)                    71
                                                                          ------              -----                   ----
          Total.......................................................    $1,631              $(865)                  $766
                                                                          ======              =====                   ====


      The balances of $766,000 and $1.6 million are included in accrued liabilities in the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998, respectively.

4.    MAJOR CUSTOMERS

      No customer accounted for more than 10% of total revenue during the three months ended March 31, 1999 or 1998.


5.    SEGMENT REPORTING

      During 1998, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise, which changes the way the Company reports information about its operating segments. The segment information for 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

      The Company divides its operations into two reportable segments, Animal Health, which includes the operations of Heska, Diamond, Heska Waukesha, Heska UK and Heska AG, and Allergy Diagnostics and Treatment, which includes the operations of Center and CMG.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                                                      ALLERGY
                                                                ANIMAL              DIAGNOSTICS
                                                                HEALTH             AND TREATMENT      OTHER              TOTAL
                                                                ------             -------------      -----              -----
   THREE MONTHS ENDED MARCH 31, 1999:
      Revenues..............................................   $ 10,031                $1,773       $   (753)           $ 11,051
      Operating loss........................................     (7,078)                  (74)          (753)             (7,905)
      Total assets..........................................    117,337                 7,749        (36,663)             88,423
      Capital expenditures..................................      1,180                   164             --               1,344
      Depreciation and amortization.........................        800                   106             --                 906

   THREE MONTHS ENDED MARCH 31, 1998:
      Revenues..............................................   $  7,365                $2,121       $ (1,576)           $  7,910
      Operating loss........................................    (10,033)                 (151)          (250)             (9,934)
      Total assets..........................................    128,078                 7,820        (26,556)            109,342
      Capital expenditures..................................      1,206                   405             --               1,611
      Depreciation and amortization.........................        737                    89             --                 826

      The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's three primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond, Heska Waukesha and Center. Revenues earned in Europe are primarily attributable to Heska UK, CMG and Heska AG. There have been no significant exports from North America or Europe.

      In the three months ended March 31, 1999 and 1998, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies and international subsidiaries to earn reasonable profit margins. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                               NORTH
                                                              AMERICA       EUROPE       OTHER        TOTAL
                                                              -------       ------       -----        -----
   THREE MONTHS ENDED MARCH 31, 1999:
     Revenues.......................................         $ 10,798       $1,006    $   (753)     $ 11,051
     Operating loss.................................           (7,455)        (450)         --        (7,905)
     Total assets...................................          120,802        4,284     (36,663)       88,423
     Capital expenditures...........................            1,325           19          --         1,344
     Depreciation and amortization..................              845           61          --           906

   THREE MONTHS ENDED MARCH 31, 1998:
     Revenues.......................................         $  8,662       $  824    $ (1,576)     $  7,910
     Operating loss.................................           (9,587)        (597)        250        (9,934)
     Total assets...................................          131,419        4,479     (26,556)      109,342
     Capital expenditures...........................            1,450          161          --         1,611
     Depreciation and amortization..................              666          160          --           826


6.   RECENT ACCOUNTING PRONOUNCEMENTS

   The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. When used in this discussion the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results" that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

OVERVIEW

     Heska is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal products, the Company's primary manufacturing subsidiary, Diamond also manufactures bovine vaccine products and pharmaceutical and human healthcare products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center and CMG, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly-owned subsidiary.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in Teignmouth, England and CMG in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 1999 have totaled $124.6 million.

     The Company's ability to achieve profitability will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. There can also be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms. See "Factors That May Affect Results-Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration".

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     Total revenues, which include product and research and development revenues, increased 40% to $11.1 million in the first quarter of 1999 compared to $7.9 million for the first quarter of 1998. Product revenues increased 49% to $11.0 million in the first quarter of 1999 compared to $7.4 million for the first quarter of 1998.

The growth in revenues during 1999 was primarily due to sales of new products introduced by the Company during 1998 and 1999.

     Revenues from sponsored research and development decreased to $41,000 in the first quarter of 1999 from $520,000 in the first quarter of 1998. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $7.7 million in the first quarter of 1999 compared to $4.8 million in the first quarter of 1998, and the resulting gross profit for 1999 increased to $3.3 million from $2.6 million in 1998. The increase in cost of goods sold was attributable to increased product sales. The Company's product mix in the first quarter of 1999, compared to the first quarter of 1998, included a higher proportion of revenues attributable to products manufactured for sale by third parties, which carry lower gross profit margins than the Company's proprietary products. The Company believes that gross profit margins as a percentage of revenues will improve in future years, as more of the Company's proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses decreased to $4.2 million in the first quarter of 1999 from $6.2 million in the first quarter of 1998. The decrease in 1999 was primarily due to decreases in the Company's internal research and development activities, resulting from the Company's restructuring in December 1998 and the decision to eliminate or defer research projects which appeared to have greater long-term risk or lower market potential.

     Selling and marketing expenses increased to $3.4 million in the first quarter of 1999 from $3.1 million in the first quarter of 1998. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. The Company expects selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $2.7 million in the first quarter of 1999 from $3.0 million in the first quarter of 1998. The decrease in 1999 was primarily due to reductions in staffing and expenditures, resulting from the Company's restructuring in December 1998. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $857,000 in the first quarter of 1999 from $765,000 in 1997. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the first quarter of 1999 of $189,000 compared to $206,000 in the first quarter of 1998. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. The Company will incur a non-cash charge to operations as a result of option grants outstanding at March 31, 1999 of approximately $658,000, $585,000 and $34,000 per year for 1999, 2000 and 2001, respectively, for amortization of deferred compensation.

     Interest income increased to $602,000 in the first quarter of 1999 from $575,000 in the first quarter of 1998 as a result of increased cash available for investment arising from the proceeds from the Company's follow-on public offering completed in March 1998 and the private placement of common stock with Ralston Purina in July 1998. Interest income is expected to decline in the future as the Company uses cash to fund its business operations. Interest expense increased to $534,000 in the first quarter of 1999 from $470,000 in the first quarter of 1998 due to increases in debt financing for laboratory and manufacturing equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity at March 31, 1999 was its $40.2 million in cash, cash equivalents and marketable securities. The source of these funds was primarily attributable to the Company's follow-on public offering of common stock in March 1998 and the July 1998 private placement of common stock with Ralston Purina, which provided the Company with net proceeds of approximately $48.6 million and $15.0 million, respectively. As additional sources of liquidity, the Company and its subsidiaries have secured lines of credit and other debt facilities totaling approximately $3.2 million, against which borrowings of approximately $2.7 million were outstanding at March 31, 1999. These financing facilities are secured by assets of the respective subsidiaries and by corporate guarantees of Heska. The Company expects to seek additional asset-based borrowing facilities.

     Cash used in operating activities was $9.2 million in the first quarter of 1999, compared to $10.0 million in the first quarter of 1998. Inventory levels increased by $1.6 million in the first quarter of 1999, primarily to support increased sales of existing products and inventory build-up for new product introductions. The increase of $2.1 million in accounts receivable was mainly due to increased sales volume. Accounts payable increased by $1.4 million in the first quarter of 1999, primarily as a result of the increase in inventory levels. Expenses which were recognized as a result of the Company's restructuring in 1998 and paid in the first quarter of 1999 accounted for $865,000 of the reduction in accrued liabilities during the first quarter of 1999.

     The Company's investing activities provided $9.9 million in the first quarter of 1999, compared to the use of $41.6 million in cash for investing activities during the first quarter of 1998. Cash provided by and used for investing activities was primarily related to the sale and purchase of marketable securities by the Company to fund its business operations and invest the proceeds of the Company's issuance of common stock, respectively. The Company also received proceeds of $262,000 from the disposition of certain assets in the first quarter 1999, compared to none in the first quarter of 1998. Expenditures for property and equipment totaled $1.3 million for the first quarter of 1999 compared to $1.6 million in the first quarter of 1998. The Company has historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company currently expects to spend approximately $3.5 million in 1999 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

     The Company's financing activities used $901,000 in the first quarter of 1999 compared to the generation of $48.8 million in cash in the first quarter of 1998. The primary source of funds in the first quarter of 1999 was due to borrowings of $1.6 million, primarily from the Company's available credit facilities. In the first quarter of 1998 the Company's sources of funds were primarily attributable to $48.6 million in proceeds from the Company's follow-on public offering of common stock and borrowings of $1.7 million from available credit facilities. Repayments of debt and capital lease obligations totaled $2.6 million in the first quarter of 1999 compared to $1.6 million in the first quarter of 1998.

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

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its projected cash requirements for the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy the Company's cash requirements, the Company will need to raise additional capital to continue its business operations. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit the Company's operations and strategies.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $94.5 million and approximately $2.3 million of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2012. The Company's acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOLs incurred prior to the merger that it may utilize to offset future taxable income. The amount of NOL's which may be utilized will be approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable.

     In addition, the Company believes that its follow-on public offering of common stock in March 1998 resulted in a further "change of ownership." NOL's incurred subsequent to the Diamond acquisition and prior to the follow-on offering will also be limited. The amount of these NOL's which may be utilized will be approximately $12.5 million per year for periods subsequent to the follow-on offering. The Company believes that these limitations may affect the eventual utilization of its total NOL carryforwards.

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

Costs

     The Company has a plan to validate each of these systems by mid-year 1999. This plan (75% of total expected hours were completed as of March 31, 1999) will be accomplished through a combination of written vendor confirmations, when available, and specific validation testing. This validation process is expected to be accomplished primarily with internal corporate staff. This validation phase is expected to cost approximately $100,000, including consulting and internal resources.

     Based on management's evaluations to date, remediation costs are not expected to be material due to the fact that the Company's information and embedded systems are generally new, off-the-shelf systems, and that vendor relationships still exist for most of the equipment and software affected. These costs are expected to consist of replacing relatively low-cost personal computers, and installations of hardware and software upgrades from major manufacturers of equipment, along with some custom software fixes. These costs, including hardware replacements accelerated by the Y2K situation, and other contingency plan activities, are not expected to exceed approximately $200,000.

Risks

     The most likely risks to the Company from Y2K issues are external, due to the difficulty of validating the readiness of key third parties for Y2K. The Company will seek confirmation of such compliance and seek relationships which are compliant. However, the risk that a major supplier or customer will become unreliable due to Y2K problems will still exist. The Company will develop contingency plans for key relationships where non-compliance by third parties could have a material adverse effect on its business.

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

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At March 31, 1999, the Company's accumulated deficit was $124.6 million. The Company anticipates that it will continue to incur additional operating losses in the near term. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 15% of total revenues in 1998 under the terms of a take-or-pay contract which terminates in January 2000. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

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

     In addition, the Company has granted marketing rights to certain products under development to third parties, including Novartis, Bayer, Eisai and Ralston Purina. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine developed by the Company on or before December 31, 2005. The Company retained the right to co-exclusively manufacture and market these products throughout the world under its own trade names. Accordingly, if both elect to market these products, the Company and Novartis will be direct competitors, with each party sharing revenues on the other's sales. Heska also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology developed or acquired by the Company for either companion animal or food animal applications, Heska must first offer Novartis such rights. In Japan, Novartis also has the exclusive right upon regulatory approval to distribute the Company's heartworm diagnostics, periodontal disease therapeutic, trivalent and bivalent feline vaccines and certain other Heska products. Bayer has exclusive marketing rights to the Company's canine heartworm vaccine and its feline toxoplasmosis vaccine (except in countries where Eisai has such rights). Eisai has exclusive marketing rights. In addition, the Company recently granted to Ralston Purina the exclusive rights to develop and commercialize the Company's discoveries, know-how and technologies in certain pet food products. There can be no assurance that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing the Company's products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with the Company's products.

Highly Competitive Industry

     The market in which the Company competes is intensely competitive. Heska's competitors include companion animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with the Company's products. These competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company. Novartis and Bayer are marketing partners of the Company, and their agreements with the Company do not restrict their ability to develop and market competing products. The market for companion animal healthcare products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As Heska intends to distribute its products only through veterinarians, a substantial segment of the potential market may not be reached, and the Company may not be able to offer its products at prices which are competitive with those of companies that distribute their products through retail channels. There can be no assurance that the Company's competitors will not develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Center's human allergy immunotherapy products compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Center and more established marketing, sales, distribution and service organizations than Center Pharmaceuticals, Inc. The bovine vaccines sold by Diamond to Bayer and AgriLabs compete with each other and with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and more established marketing, sales, distribution and service organizations than AgriLabs.

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

     The Company's products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in its industry, from time to time the Company and its collaborators have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. It is the Company's policy when it receives such notices to conduct investigations of the claims asserted. With respect to notices the Company has received to date, the Company believes, after due investigation, that it has meritorious defenses to the infringement claims asserted. Any legal action against the Company or its collaborators may require the Company or its collaborators to obtain a license in order to market or manufacture affected products or services. However, there can be no assurance that the Company or its collaborators will be able to obtain licenses for technology patented by others on commercially reasonable terms, that they will be able to develop alternative approaches if unable to obtain licenses, or that the current and future licenses will be adequate for the operation of their businesses. The failure to obtain necessary licenses or to identify and implement alternative approaches could prevent the Company and its collaborators from commercializing certain of their products under development and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Future Capital Requirements; Uncertainty of Additional Funding

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its projected cash requirements for the next 12 months, assuming no significant uses of cash in acquisition activities. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations for the next several years. Thus, the Company may need to raise additional capital to fund its research and development, manufacturing and sales and marketing activities. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's present and future products gain market acceptance, the extent to which products of technologies under research or development are successfully developed, the timing of regulatory actions regarding the Company's products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of recent and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to the Company's business, and the results of competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed would have a material adverse effect on the Company's business, financial condition or results of operations. See "Liquidity and Capital Resources".

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

     In 1996, Heska consummated the acquisitions of Diamond and of certain assets relating to its canine allergy business. The Company's recent acquisitions include: the February 1997 purchase of Heska UK; the July 1997 purchase of the allergy immunotherapy products business of Center; the September 1997 purchase of CMG which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan and the March 1998 acquisition of Heska Waukesha. The Company may issue additional shares of Common Stock to effect future acquisitions, and such issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. The failure to do so may have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of March 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on certain of the Company's lines-of-credit is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At March 31, 1999, approximately $2.7 million was outstanding with a weighted average interest rate of 8.9%. The lines-of-credit mature through November 1999 and are subject to annual renewal. The Company may pay the balance in full at any time without penalty. The Company manages interest rate risk by investing excess funds in cash equivalents or marketable securities which bear interest rates which reflect current market yields. Additionally, the Company monitors interest rates and at March 31, 1999 had sufficient cash balances to pay off the lines-of-credit should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

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


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             See Exhibit Index on Page 27

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                 EXHIBIT INDEX

Exhibit
Number     Description of Document
------     -----------------------

  27       Financial Data Schedule

                               HESKA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HESKA CORPORATION



Date:  May 14, 1999                      By /s/ Ronald L. Hendrick
                                            ----------------------
                                            RONALD L. HENDRICK
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (on behalf of the Registrant and as
                                            the Registrant's Principal Financial
                                            and Accounting Officer)