Form 10-Q
period 1999-06-30
HESKA CORP
filed 1999-08-13
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                        [ X ]  Yes            [   ]  No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 10, 1999 was 26,858,538

================================================================================

================================================================================

                               HESKA CORPORATION

                                   FORM 10-Q

                                QUARTERLY REPORT


                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

                                           PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
           December 31, 1998...................................................................           3
           Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
           for the three and six months ended June 30, 1999 and 1998...........................           4
           Consolidated Statements of Cash Flows (Unaudited) for the six months ended
           June 30, 1999 and 1998..............................................................           5
           Notes to Consolidated Financial Statements (Unaudited)..............................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..........................................................................          11


Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................          23

                                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................    Not Applicable

Item 2.    Changes in Securities and Use of Proceeds...........................................          24

Item 3.    Defaults Upon Senior Securities.....................................................    Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.................................          24

Item 5.    Other Information...................................................................    Not Applicable

Item 6.    Exhibits and Reports on Form 8-K....................................................          25

   Exhibit Index                                                                                         26

   Signatures                                                                                            27

                       HESKA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          ASSETS
                                                                                              June 30,      December 31,
                                                                                                1999            1998
                                                                                            ------------   ---------------
                                                                                             (unaudited)
Current assets:
       Cash and cash equivalents.........................................................     $   5,797         $   5,921
       Marketable securities.............................................................        23,988            46,009
       Accounts receivable, net..........................................................         8,386             6,659
       Inventories, net..................................................................        16,813            12,197
       Other current assets..............................................................         1,133               734
                                                                                              ---------         ---------
               Total current assets......................................................        56,117            71,520
Property and equipment, net..............................................................        22,010            21,226
Intangible assets, net...................................................................         2,928             4,311
Restricted marketable securities and other assets........................................         1,164               997
                                                                                              ---------         ---------
                Total assets.............................................................     $  82,219         $  98,054
                                                                                              =========         =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable..................................................................     $   9,492         $   7,542
       Accrued liabilities...............................................................         3,054             3,871
       Deferred revenue..................................................................         1,598               656
       Current portion of capital lease obligations......................................           544               562
       Current portion of long-term debt.................................................         4,978             6,942
                                                                                              ---------         ---------
                Total current liabilities................................................        19,666            19,573
Capital lease obligations, less current portion..........................................           868             1,129
Long-term debt, less current portion.....................................................         9,378            10,162
Accrued pension liability................................................................            76                76
                                                                                              ---------         ---------
                 Total liabilities.......................................................        29,988            30,940
                                                                                              ---------         ---------
Commitments and contingencies
Stockholders' equity:
       Common stock, $.001 par value, 40,000,000 shares authorized; 26,836,689 and
           26,458,424 shares issued and outstanding, respectively........................            27                26
       Additional paid-in capital........................................................       185,527           185,163
       Deferred compensation.............................................................          (949)           (1,277)
       Stock subscription receivable from officers.......................................          (121)             (120)
       Accumulated other comprehensive income (loss).....................................          (673)               88
       Accumulated deficit...............................................................      (131,580)         (116,766)
                                                                                              ---------         ---------
                 Total stockholders' equity..............................................        52,231            67,114
                                                                                              ---------         ---------
                 Total liabilities and stockholders' equity..............................     $  82,219         $  98,054
                                                                                              =========         =========


          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                               -----------------------------   ---------------------------
                                                                   1999            1998            1999           1998
                                                               -------------   -------------   ------------   ------------
Revenues:
   Products, net  ..........................................        $12,553        $  9,100       $ 23,563       $ 16,490
   Research and development  ...............................            325             119            366            639
                                                                    -------        --------       --------       --------
                                                                     12,878           9,219         23,929         17,129
Costs and operating expenses:
   Cost of goods sold  .....................................          8,286           6,751         15,995         11,562
   Research and development  ...............................          4,291           6,502          8,535         12,680
   Selling and marketing  ..................................          3,402           2,868          6,812          5,958
   General and administrative  .............................          2,713           2,826          5,449          5,826
   Amortization of intangible assets
          and deferred compensation.........................            827             672          1,684          1,437
                                                                    -------        --------       --------       --------
                                                                     19,519          19,619         38,475         37,463
                                                                    -------        --------       --------       --------
Loss from operations  ......................................         (6,641)        (10,400)       (14,546)       (20,334)
Other income (expense):
   Interest income  ........................................            390             897            992          1,472
   Interest expense  .......................................           (475)           (468)        (1,009)          (938)
   Other, net  .............................................           (205)             16           (251)            28
                                                                    -------        --------       --------       --------
Net loss....................................................         (6,931)         (9,955)       (14,814)       (19,772)
                                                                    -------        --------       --------       --------
Other comprehensive income (loss):
   Foreign currency translation adjustments.................            (44)            (26)           (84)           (18)
   Unrealized loss on marketable securities.................           (332)             --           (677)            --
                                                                    -------        --------       --------       --------
Other comprehensive income (loss)...........................           (376)            (26)          (761)           (18)
                                                                    -------        --------       --------       --------
Comprehensive loss..........................................        $(7,307)       $ (9,981)      $(15,575)      $(19,790)
                                                                    =======        ========       ========       ========
Basic net loss per share   .................................         $(0.26)         $(0.40)        $(0.56)        $(0.86)
                                                                    =======        ========       ========       ========
Shares used to compute basic net loss per share   ..........         26,714          24,920         26,660         23,086



          See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                     Six Months Ended June 30,
                                                                               -------------------------------------
                                                                                   1999                    1998
                                                                               -------------           -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
            Net cash used in operating activities...........................       $(16,116)               $(20,343)
                                                                                   --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                    Additions to intangible assets..........................             --                    (551)
       Purchase of marketable securities....................................         (5,000)                (64,977)
       Proceeds from sale of marketable securities..........................         26,000                  35,292
       Proceeds from disposition of property and equipment..................            262                      --
       Purchases of property and equipment..................................         (2,683)                 (2,857)
                                                                                   --------                --------
            Net cash provided by (used in) investing activities.............         18,579                 (33,093)
                                                                                   --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock...............................            368                  49,084
       Proceeds from borrowings.............................................          1,618                   3,869
       Repayments of debt and capital lease obligations.....................         (4,311)                 (3,368)
                                                                                   --------                --------
                       Net cash provided by (used in) financing activities..         (2,325)                 49,585
                                                                                   --------                --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................           (262)                     (1)
                                                                                   --------                --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................................           (124)                 (3,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................          5,921                  10,679
                                                                                   --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................       $  5,797                $  6,827
                                                                                   ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................................       $  1,009                $    918
Non-cash investing and financing activities:
    Issuance of common and preferred stock related to acquisitions,
         net of cash acquired                                                             -                   6,997



          See accompanying notes to consolidated financial statements

                      HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


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

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the
sale of products.   During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand' Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 1999 have totaled $131.6 million.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999, the statements of operations and comprehensive loss for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

  Inventories, net of provisions, consist of the following (in thousands):

                                                 June 30,            December 31,
                                                   1999                  1998
                                              --------------         -------------
                                                 (unaudited)
Raw materials..............................         $ 4,118                $ 3,271
Work in process............................           7,996                  5,338
Finished goods.............................           4,699                  3,588
                                                    -------                -------
                                                    $16,813                $12,197
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

      Shown below is a reconciliation of liabilities related to the restructuring costs for the six months ended June 30, 1999 (in thousands):

                                                                                     Payments/Charges
                                                                   Balance at          For the Six              Balance
                                                                  December 31,          Months Ended         at June 30,
                                                                      1998             June 30, 1999             1999
                                                                ----------------   ----------------------   --------------
                                                                                                             (unaudited)
Severance pay, benefits and relocation expenses..............        $1,093              $  (900)                   $ 193
Noncancellable leased facility closure costs.................           430                 (138)                     292
Other........................................................           108                  (29)                      79
                                                                     ------              -------                    -----
            Total............................................        $1,631              $(1,067)                   $ 564
                                                                     ======              =======                    =====

      The balances of $564,000 and $1.6 million are included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998, respectively.

4.   MAJOR CUSTOMERS

     No customer accounted for more than 10% of total revenue during the three
and six months ended June 30, 1999.    The Company had sales of greater than 10%
of total revenue to only one customer during the three months and six months ended June 30, 1998. This customer, which represented 19% of the Company's total revenues for the three months ended June 30, 1998 and 14% of total revenues for the six months ended June 30, 1998, purchases animal vaccines from the Company's wholly-owned subsidiary, Diamond.

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

                                                                 Animal     Allergy Diagnostics
                                                                 Health        and Treatment         Other         Total
                                                               -----------  -------------------    ---------     ---------
Three Months Ended June 30, 1999:
  Revenues..............................................        $ 12,038          $1,891           $ (1,051)      $ 12,878
  Operating income(loss)................................          (5,611)             21             (1,051)        (6,641)
  Total assets..........................................         114,179           8,080            (40,040)        82,219
  Capital expenditures..................................           1,196             143                 --          1,339
  Depreciation and amortization.........................             836             162                 --            998

Three Months Ended June 30, 1998:
  Revenues..............................................        $  8,536          $1,866           $ (1,804)      $  9,219
  Operating loss........................................          (9,910)           (490)                --        (10,400)
  Total assets..........................................         119,005           7,356            (27,291)        99,070
  Capital expenditures..................................           1,055             191                 --          1,246
  Depreciation and amortization.........................             782             100                 --            882


                                                                 Animal       Allergy Diagnostics
                                                                 Health         and Treatment       Other         Total
                                                                --------      -------------------  --------      --------
Six Months Ended June 30, 1999:
  Revenues..............................................        $ 22,069           $3,664          $(1,804)      $ 23,929
  Operating loss........................................         (12,689)             (52)          (1,805)       (14,546)
  Capital expenditures..................................           2,375              308               --          2,683
  Depreciation and amortization.........................           1,636              268               --          1,904

Six Months Ended June 30, 1998:
  Revenues..............................................        $ 15,902           $3,986          $(2,759)      $ 17,129
  Operating loss........................................         (19,943)            (641)             250        (20,334)
  Capital expenditures..................................           2,261              596               --          2,857
  Depreciation and amortization.........................           1,519              189               --          1,708

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

          In the six months ended June 30, 1999 and 1998, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies and international subsidiaries to earn reasonable profit margins. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                                    North
                                                                    America        Europe       Other         Total
                                                                 --------------   --------   ------------   ---------
Three Months Ended June 30, 1999:
  Revenues....................................................        $ 12,882     $1,047    $ (1,051)      $ 12,878
  Operating loss..............................................          (6,112)      (529)         --         (6,641)
  Total assets................................................         117,890      4,369     (40,040)        82,219
  Capital expenditures........................................           1,296         43          --          1,339
  Depreciation and amortization...............................             928         70          --            998

Three Months Ended June 30, 1998:
  Revenues....................................................        $  9,427     $  974    $ (1,182)      $  9,219
  Operating loss..............................................          (9,943)      (457)         --        (10,400)
  Total assets................................................         122,007      4,354     (27,291)        99,070
  Capital expenditures........................................           1,216         30          --          1,246
  Depreciation and amortization...............................             721        161          --            882

                                                                    North
                                                                    America        Europe       Other         Total
                                                                 --------------   --------   ------------   ---------
Six Months Ended June 30, 1999:
  Revenues....................................................        $ 23,680    $ 2,053     $(1,804)      $ 23,929
  Operating loss..............................................         (13,568)      (978)         --        (14,546)
  Capital expenditures........................................           2,621         62          --          2,683
  Depreciation and amortization...............................           1,772        132          --          1,904

Six Months Ended June 30, 1998:
  Revenues....................................................        $ 18,089    $ 1,799     $(2,759)      $ 17,129
  Operating loss..............................................         (19,531)    (1,053)        250        (20,334)
  Capital expenditures........................................           2,666        191          --          2,857
  Depreciation and amortization...............................           1,386        322          --          1,708


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

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 1999 have totaled $131.6 million.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

     Total revenues, which include product and research and development revenues, increased 40% to $12.9 million in the second quarter of 1999 compared to $9.2 million for the second quarter of 1998. Product revenues increased 38% to $12.6 million in the second quarter of 1999 compared to $9.1 million for the second quarter of 1998. The growth in revenues during 1999 was primarily due to sales of new products introduced by the Company during 1998 and 1999.

     Revenues from sponsored research and development increased to $325,000 in the second quarter of 1999 compared to $119,000 in the second quarter of 1998. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $8.3 million in the second quarter of 1999 compared to $6.8 million in the second quarter of 1998, and the resulting gross profit on product revenues for 1999 increased to $4.3 million from $2.3 million in 1998. The increase in cost of goods sold was attributable to increased product sales. During the quarter, the Company initiated a review of its product line, eliminating certain products that did not meet current gross margin requirements. While these actions had a negative impact on total revenue for the quarter, the gross profit margin on products sold improved during the quarter. The Company believes that gross profit margins as a percentage of revenues will continue to improve in future years, as more of the Company's proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses decreased to $4.3 million in the second quarter of 1999 from $6.5 million in the second quarter of 1998. The decrease in 1999 was primarily due to decreases in the Company's internal research and development activities, resulting from the Company's restructuring in December 1998 and the decision to eliminate or defer research projects which appeared to have greater long-term risk or lower market potential. Research and development expenses are expected to decrease as a percentage of total revenues in future years.

     Selling and marketing expenses increased to $3.4 million in the second quarter of 1999 from $2.8 million in the second quarter of 1998. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. The Company expects selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $2.7 million in the second quarter of 1999 from $2.9 million in the second quarter of 1998. The decrease in 1999 was primarily due to reductions in staffing and expenditures, resulting from the Company's restructuring in December 1998. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $827,000 in the second quarter of 1999 from $672,000 in the second quarter of 1998. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the second quarter of 1999 of $161,000 compared to $188,000 in the second quarter of 1998. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. The Company will incur a non-cash charge to operations as a result of option grants outstanding at June 30, 1999 of approximately $658,000, $585,000 and $34,000 per year for 1999, 2000 and
2001, respectively, for amortization of deferred compensation.

     Interest income decreased to $390,000 in the second quarter of 1999 from $897,000 in the second quarter of 1998. Interest income is expected to continue to decline in the future as the Company uses cash to fund its business operations. Interest expense increased to $475,000 in the second quarter of 1999 from $468,000 in the second quarter of 1998 due to increases in debt financing for laboratory and manufacturing equipment.

Six Months Ended June 30, 1999 and 1998

     Total revenues, which include product and research and development revenues, increased 40% to $23.9 million in the first half of 1999 compared to $17.1 million for the first half of 1998. Product revenues increased 43% to $23.6 million in the first half of 1999 compared to $16.5 million for the first half of 1998. The growth in revenues during 1999 was primarily due to sales of new products introduced by the Company during 1998 and 1999.

     Revenues from sponsored research and development decreased to $366,000 in the first half of 1999 from $639,000 in the first half of 1998. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $16.0 million in the first half of 1999 compared to $11.6 million in the first half of 1998, and the resulting gross profit on product revenues for 1999 increased to $7.6 million from $4.9 million in 1998. The increase in cost of goods sold was attributable to increased product sales. Gross profit margins on products sold during the six month period ended June 30, 1999 improved because the product mix included a higher percentage of proprietary products with higher gross profit margins, and due to the rationalization of the Company's product line discussed above. The Company believes that gross profit margins as a percentage of revenues will continue to improve in future years, as more of the Company's proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses decreased to $8.5 million in the first half of 1999 from $12.7 million in the first half of 1998. The decrease in 1999 was primarily due to decreases in the Company's internal research and development activities, resulting from the Company's restructuring in December 1998 and the decision to eliminate or defer research projects which appeared to have greater long-term risk or lower market potential. Research and development expenses are expected to decrease as a percentage of total revenues in future years.

     Selling and marketing expenses increased to $6.8 million in the first half of 1999 from $6.0 million in the first half of 1998. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. The Company expects selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $5.4 million in the first half of 1999 from $5.8 million in the first half of 1998. The decrease in 1999 was primarily due to reductions in staffing and expenditures, resulting from the Company's restructuring in December 1998. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation increased to $1.7 million in the first half of 1999 from $1.4 million in 1998. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the first half of 1999 of $328,000 compared to $395,000 in the first half of 1998. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. The Company will incur a non-cash charge to operations as a result of option grants outstanding at June 30, 1999 of approximately $658,000, $585,000 and $34,000 per year for 1999, 2000 and 2001, respectively, for amortization of deferred compensation.

     Interest income decreased to $992,000 in the first half of 1999 from $1.5 million in the first half of 1998. Interest income is expected to decline in the future as the Company uses cash to fund its business operations. Interest expense increased to $1.0 million in the first half of 1999 from $938,000 in the first half of 1998 due to increases in debt financing for laboratory and manufacturing equipment.

Liquidity and Capital Resources

     The Company's primary source of liquidity at June 30, 1999 was its $29.8 million in cash, cash equivalents and marketable securities. The source of these funds was primarily attributable to the Company's follow-on public offering of common stock in March 1998 and the July 1998 private placement of common stock with Ralston Purina, which provided the Company with net proceeds of approximately $48.6 million and $15.0 million, respectively. As additional sources of liquidity, the Company and its subsidiaries have secured lines of credit and other debt facilities totaling approximately $2.7 million, against which borrowings of approximately $1.8 million were outstanding at June 30, 1999. These financing facilities are secured by assets of the respective subsidiaries and by corporate guarantees of Heska. The Company expects to seek additional asset-based borrowing facilities.

     Cash used in operating activities was $16.1 million in the first half of 1999, compared to $20.3 million in the first half of 1998. Inventory levels increased by $4.6 million in the first half of 1999, primarily to support increased sales of existing products and inventory build-up for new product introductions. The increase of $1.7 million in accounts receivable during the first half of 1999 was mainly due to increased sales volume. Accounts payable increased by $2.0 million in the first half of 1999, primarily as a result of the increase in inventory levels. Expenses which were recognized as a result of the Company's restructuring in 1998 and paid in the first half of 1999 amounted to $1.1 million, which accounted for the reduction in accrued liabilities during the first half of 1999.

     The Company's investing activities provided $18.6 million in the first half of 1999, compared to the use of $33.1 million in cash for investing activities during the first half of 1998. Cash provided by and used for investing activities was primarily related to the sale and purchase of marketable securities by the Company to fund its business operations and invest the proceeds of the Company's issuance of common stock, respectively. The Company also received proceeds of $262,000 from the disposition of certain assets in the first half 1999, compared to none in the first half of 1998. Expenditures for property and equipment totaled $2.7 million for the first half of 1999 compared to $2.9 million in the first half of 1998. The Company has historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company currently expects to spend approximately $4.0 million in 1999 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

     The Company's financing activities used $2.3 million in the first half of 1999 compared to the generation of $49.6 million in cash in the first half of 1998. The primary source of funds in the first half of 1999 was due to borrowings of $1.6 million, primarily from the Company's available credit facilities. In the first half of 1998 the Company's sources of funds were primarily attributable to $49.1 million in proceeds from the Company's follow-on public offering of common stock and borrowings of $3.9 million from available credit facilities. Repayments of debt and capital lease obligations totaled $4.3 million in the first half of 1999 compared to $3.4 million in the first half of 1998.

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

     The Company believes that its available cash, cash from operations and available borrowings will be sufficient to satisfy its projected cash requirements through mid-2000, assuming no significant uses of cash in acquisition activities. Thereafter, if cash resources are insufficient to satisfy the Company's cash requirements, the Company will need to raise additional capital to continue its business operations. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit the Company's operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed would have a material adverse effect on the Company's business, financial condition or results of operations.

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

State of Readiness

     The Company relies on software in its information systems and manufacturing and laboratory equipment. Most of this equipment and software was installed and written within the past three years. The Company has conducted a full assessment of the installed control systems, computers, and applications software at all of its operating locations in the US and Europe, and has determined that these systems are either Y2K compliant, or the vendors claim Y2K compliance, or the problems can be corrected by purchasing or receiving relatively small amounts of hardware, software, or software upgrades.

Costs

     The final testing phase of Y2K compliance at all of the Company's sites is anticipated to be completed by September 30. This will be accomplished through a combination of written vendor confirmations, when available, and specific validation testing. This validation testing is expected to be accomplished primarily with internal corporate staff, and is expected to cost approximately $100,000.

     Based on management's evaluations to date, remediation costs are not expected to be material due to the fact that the Company's information and embedded systems are generally new, off-the-shelf systems, and that vendor relationships still exist for most of the equipment and software affected.
These costs are expected to consist of replacing relatively low-cost personal computers, and installations of hardware and software upgrades from major manufacturers of equipment, along with some custom software fixes. These costs, including hardware replacements accelerated by the Y2K situation, and other contingency plan activities, are not expected to exceed $200,000.

Risks

     The most likely risks to the Company from Y2K issues are external, due to the difficulty of validating the readiness of key third parties for Y2K. The Company will seek confirmation of such compliance and seek relationships which are compliant. However, the risk that a major supplier or customer will become unreliable due to Y2K problems will still exist. The Company plans to develop contingency plans for key relationships where non-compliance by third parties could have a material adverse effect on its business.

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

Loss History and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations and Customer Concentration

     Heska has incurred net losses since its inception. At June 30, 1999, the Company's accumulated deficit was $131.6 million. The Company anticipates that it will continue to incur additional operating losses in the near term. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from general and administrative and sales and marketing expenses. Currently, a substantial portion of the Company's revenues are from Diamond, which manufactures veterinary biologicals and pharmaceuticals for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 15% of total revenues in 1998 under the terms of a take-or-pay contract which terminates in January 2000. If this customer does not continue to purchase from Diamond and if the lost revenues are not replaced by other customers or products, the Company's financial condition and results of operations could be adversely affected.

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

Future Capital Requirements; Uncertainty of Additional Funding

     The Company believes that its available cash, cash from operations and available borrowings will be sufficient to satisfy its projected cash requirements through mid-2000, assuming no significant uses of cash in acquisition activities. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow sufficient to fund its operations in the near term. Thus, the Company may need to raise additional capital to fund its research and development, manufacturing and sales and marketing activities. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's present and future products gain market acceptance, the extent to which products of technologies under research or development are successfully developed, the timing of regulatory actions regarding the Company's products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of recent and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to the Company's business, and the results of competition. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit the Company's currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms when needed would have a material adverse effect on the Company's business, financial condition or results of operations. See "Liquidity and Capital Resources".

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against Heska alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology. See Item 3 of the Company's most recent Form 10-K, Legal Proceedings. There can be no assurance that the Company will not in the future become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time consuming and distracting. Litigation may be necessary to enforce any patents issued to the Company or its collaborative partners, to protect trade secrets or know-how owned by the Company or its collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

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

     In addition to Diamond and Center, the Company intends to rely on third-party manufacturers for certain of its products. The Company currently has supply agreements with Atrix, for its canine periodontal disease therapeutic, and with Quidel, for certain manufacturing services relating to its point-of-care diagnostic tests. Patient monitoring equipment and associated consumable products are also manufactured to the Company's specifications by third parties. These agreements typically require the manufacturing partner to supply the Company's requirements within certain parameters. There can be no assurance that these partners will be able to manufacture products to regulatory standards and the Company's specifications or in a cost-effective and timely manner. The Company has experienced some delays in manufacturing scale-up at Quidel in the production of certain diagnostic products. If a supplier were to be delayed in scaling up commercial manufacturing, were to be unable to produce a sufficient quantity of products to meet market demand, or were to request renegotiation of contract prices, the Company's business could be materially and adversely affected. While the Company typically retains the right to manufacture products itself or contract with an alternative supplier in the event of the manufacturer's breach, any transfer of production would necessarily involve significant delays in production and additional expense to the Company to scale up production at a new facility and to apply for regulatory licensure for the production of products at that new facility. In addition, there can be no assurance that the Company will be able to locate suitable manufacturing partners for its products under development or alternative suppliers if present arrangements are not satisfactory.

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

Potential Difficulties in Management of Growth; Identification and Integration of Acquisitions

     The Company anticipates growth in its business as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its current employees and hire new employees. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Control by Directors, Executive Officers, Principal Stockholders and Affiliated Entities

     The Company's directors, executive officers, principal stockholders and entities affiliated with them beneficially own approximately 45% of the Company's outstanding Common Stock. Three major stockholders of the Company, who together beneficially own approximately 40% of the Company's outstanding Common Stock, have entered into a voting agreement dated as of April 12, 1996 (the "Voting Agreement") whereby each agreed to collectively vote its shares in such manner so as to ensure that each major stockholder was represented by one member on the Company's Board of Directors. The Voting Agreement terminates on December 31, 2005 unless prior to such date any of the investors ceases to beneficially hold 2,000,000 shares of the voting stock of the Company, at which time the Voting Agreement would terminate. The major stockholders, if acting together, could substantially influence matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.


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

Interest Rate Risk

     The interest payable on certain of the Company's lines-of-credit is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At June 30, 1999, approximately $1.8 million was outstanding with a weighted average interest rate of 8.8%. The lines-of-credit mature through November 1999 and are subject to annual renewal. The Company may pay the balance in full at any time without penalty. Additionally, the Company monitors interest rates and at June 30, 1999 had sufficient cash balances to pay off the lines-of-credit should interest rates increase significantly.

     The Company manages interest rate risk by investing its excess cash in short-term money market funds and in U.S. Government and U.S. Government Agency fixed rate marketable securities with limited maturity dates. While a sizeable increase in interest rates could have a negative impact on the fair market values of certain fixed rate investments, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material change in the financial condition of the Company. The Company has engaged in limited interest rate hedging activities to mitigate this risk and is currently reducing the average duration of its fixed rate investment portfolio to further reduce its exposure to interest rate risk.

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


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


         (c) In February 1999, the Registrant issued an aggregate of 10,000 shares of Common Stock to consultants in consideration of various services rendered by them in connection with the Registrant's transactions with Ralston Purina Company. The Registrant relied upon the exemption provided by Sections 4(2) and 4(6) of the Act.

             In April 1999, the Registrant issued 1,814 shares of Common Stock to a consultant in consideration of services rendered in accordance with the terms of a consulting agreement between the Registrant and the consultant. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1999 annual meeting of stockholders (the "1999 Annual Meeting") was held on May 4, 1999 in Fort Collins, Colorado. One proposal, as described in the Company's Proxy Statement dated April 7, 1999, was voted on at the meeting. Following is a brief description of the matter voted upon and the results of the voting:


     1. Proposal to elect three Class II directors for three year terms expiring at the Company's annual meeting in 2002. All directors were elected. The shares were voted as follows:

     Nominee                     Number of Shares
     -------                     ----------------

     A. Barr Dolan               For           19,150,828
                                 Withheld         109,736


     Robert B. Grieve            For           19,150,647
                                 Withheld         109,917


     John F. Sasen, Sr.          For           19,150,928
                                 Withheld         109,636

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            See Exhibit Index on Page 26

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

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


                                    HESKA CORPORATION



Date:  August 13, 1999              By  /s/ Ronald L. Hendrick
                                       ------------------------
                                        RONALD L. HENDRICK
                                        Executive Vice President and Chief
                                          Financial Officer
                                        (on behalf of the Registrant and as the
                                          Registrant's Principal Financial and
                                          Accounting Officer)