Form 10-Q
period 1999-09-30
HESKA CORP
filed 1999-11-15
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ------------

                        Commission file number 000-22427

                                HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   77-0192527
     (State or other jurisdiction          (I.R.S.  Employer Identification No.)
   of incorporation or organization)

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

                                [X] Yes [ ] No

         The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 11, 1999 was 26,872,298

================================================================================

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                                PART I. FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
              December 31, 1998................................................................................  3

              Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
              for the three and nine months ended September 30, 1999 and 1998..................................  4

              Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
              September 30, 1999 and 1998......................................................................  5

              Notes to Consolidated Financial Statements (Unaudited)...........................................  6

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........  12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................  24

                                                  PART II. OTHER INFORMATION

  Item 1.     Legal Proceedings.........................................................................Not Applicable

  Item 2.     Changes in Securities and Use of Proceeds.................................................Not Applicable

  Item 3.     Defaults Upon Senior Securities...........................................................Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders.......................................Not Applicable

  Item 5.     Other Information.........................................................................Not Applicable

  Item 6.     Exhibits and Reports on Form 8-K................................................................  25

   Signatures.................................................................................................  26

   Exhibit Index..............................................................................................  27

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                 ASSETS
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                1999               1998
                                                                                             --------------    --------------
                                                                                             (UNAUDITED)
Current assets:
             Cash and cash equivalents ...................................................   $        7,202    $        5,921
             Marketable securities .......................................................           13,257            46,009
             Accounts receivable, net ....................................................            8,679             6,659
             Inventories, net ............................................................           17,104            12,197
             Other current assets ........................................................            1,140               734
                                                                                             --------------    --------------
                     Total current assets ................................................           47,382            71,520
Property and equipment, net ..............................................................           21,411            21,226
Intangible assets, net ...................................................................            2,785             4,311
Restricted marketable securities and other assets ........................................            1,597               997
                                                                                             --------------    --------------
                      Total assets .......................................................   $       73,175    $       98,054
                                                                                             ==============    ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable ............................................................   $        7,717    $        7,542
             Accrued liabilities .........................................................            4,002             3,871
             Deferred revenue ............................................................            1,621               656
             Current portion of capital lease obligations ................................              577               562
             Current portion of long-term debt ...........................................            6,713             6,942
                                                                                             --------------    --------------
                      Total current liabilities ..........................................           20,630            19,573
Capital lease obligations, less current portion ..........................................              832             1,129
Long-term debt, less current portion .....................................................            7,085            10,162
Accrued pension liability ................................................................               76                76
                                                                                             --------------    --------------
                       Total liabilities .................................................           28,623            30,940
                                                                                             --------------    --------------
Commitments and contingencies
Stockholders' equity:
                     Preferred stock, $.001 par value, 25,000,000 shares authorized; none
                        outstanding ......................................................             --                --
             Common stock, $.001 par value, 40,000,000 shares authorized; 26,861,658
                 and 26,458,424 shares issued and outstanding, respectively ..............               27                26
             Additional paid-in capital ..................................................          185,621           185,163
             Deferred compensation .......................................................             (798)           (1,277)
             Stock subscription receivable from officers .................................             (123)             (120)
             Accumulated other comprehensive income (loss) ...............................             (272)               88
             Accumulated deficit .........................................................         (139,903)         (116,766)
                                                                                             --------------    --------------
                       Total stockholders' equity ........................................           44,552            67,114
                                                                                             --------------    --------------
                       Total liabilities and stockholders' equity ........................   $       73,175    $       98,054
                                                                                             ==============    ==============




           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------    --------------------------------
                                                               1999              1998             1999              1998
                                                          --------------    --------------    --------------    --------------
Revenues:
   Products, net ......................................   $       12,915    $        9,823    $       36,478    $       26,313
   Research and development ...........................              152                38               518               677
                                                          --------------    --------------    --------------    --------------
                                                                  13,067             9,861            36,996            26,990
Costs and operating expenses:
   Cost of goods sold .................................            8,702             8,034            24,697            19,596
   Research and development ...........................            3,942             6,311            12,477            18,991
   Selling and marketing ..............................            3,736             3,159            10,548             9,117
   General and administrative .........................            2,804             3,065             8,253             8,891
   Amortization of intangible assets
          and deferred compensation ...................              276               650             1,960             2,087
    Restructuring expense .............................            1,210              --               1,210              --
                                                          --------------    --------------    --------------    --------------
                                                                  20,670            21,219            59,145            58,682
                                                          --------------    --------------    --------------    --------------
Loss from operations ..................................           (7,603)          (11,358)          (22,149)          (31,692)
Other income (expense):
   Interest income ....................................              327               879             1,319             2,351
   Interest expense ...................................             (409)             (521)           (1,418)           (1,459)
   Other, net .........................................             (638)              147              (889)              175
                                                          --------------    --------------    --------------    --------------
Net loss ..............................................           (8,323)          (10,853)          (23,137)          (30,625)
                                                          --------------    --------------    --------------    --------------
Other comprehensive income (loss):
   Foreign currency translation adjustments ...........               30                (5)              (52)              (24)
   Unrealized gain (loss) on marketable securities ....              371               523              (220)              523
                                                          --------------    --------------    --------------    --------------
Other comprehensive income (loss) .....................              401               518              (272)              499
                                                          --------------    --------------    --------------    --------------
Comprehensive loss ....................................   $       (7,922)   $      (10,335)   $      (23,409)   $      (30,126)
                                                          ==============    ==============    ==============    ==============
Basic net loss per share ..............................   $        (0.31)   $        (0.42)   $        (0.87)   $        (1.27)
                                                          ==============    ==============    ==============    ==============

Shares used to compute basic net loss per share .......           26,845            26,023            26,717            24,077



           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                             1999               1998
                                                                                        ---------------    ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
                      Net cash used in operating activities .........................   $       (25,247)   $       (29,875)
                                                                                        ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to intangible assets .........................................              --                 (700)
             Purchase of marketable securities ......................................            (5,975)          (116,062)
             Proceeds from sale of marketable securities ............................            38,425             80,363
             Proceeds from disposition of property and equipment ....................               262               --
             Purchases of property and equipment ....................................            (3,185)            (4,785)
                                                                                        ---------------    ---------------
                      Net cash provided by (used in) investing activities ...........            29,527            (41,184)
                                                                                        ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock .................................               459             64,642
             Proceeds from borrowings ...............................................             1,962              8,068
             Repayments of debt and capital lease obligations .......................            (5,257)            (5,758)
                                                                                        ---------------    ---------------
                       Net cash provided by (used in) financing activities ..........            (2,836)            66,952
                                                                                        ---------------    ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................................              (163)                 2
                                                                                        ---------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................................             1,281             (4,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................             5,921             10,679
                                                                                        ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................   $         7,202    $         6,574
                                                                                        ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................................   $         1,418    $         1,459
Non-cash investing and financing activities:
    Issuance of common stock related to acquisitions,
         net of cash acquired .......................................................              --                7,191
    Issuance of common stock in exchange for assets and as repayment of debt ........              --                2,262
    Purchase of assets under direct capital lease financing .........................               166                 84



           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures animal health vaccine products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly owned subsidiary.

         From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand' Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

         During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

         The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 1999 have totaled $139.9 million.

         The Company's ability to achieve profitability will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guaranty that the Company will successfully develop, manufacture or market these products. There can also be no guaranty that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. See Note 7 to Consolidated Financial Statements. There can be no assurance that such financing will be available when required or will be obtained under favorable terms.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1999, the statements of operations and comprehensive loss for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Inventories, net of provisions, consist of the following (in thousands):


                                          SEPTEMBER 30,      DECEMBER 31,
                                              1999              1998
                                         ---------------   ---------------
                                          (UNAUDITED)
      Raw materials ..................   $         3,581   $         3,271
      Work in process ................             8,545             5,338
      Finished goods .................             4,978             3,588
                                         ---------------   ---------------
                                         $        17,104   $        12,197
                                         ===============   ===============

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


3.       RESTRUCTURING EXPENSES

         In August 1999, the Company announced plans to consolidate its Heska Waukesha operations with existing operations in Fort Collins, Colorado and Des Moines, Iowa. This consolidation was based on the Company's determination that significant operating efficiencies could be achieved through the combined operations. During the third quarter ended September 30, 1999, the Company recognized a charge to operations of approximately $1.2 million for this consolidation. These expenses related primarily to personnel severance costs and the costs associated with facilities being closed and, excess equipment, primarily at the Company's Waukesha, Wisconsin location. No payments or charges have been taken against this restructuring expense as of September 30, 1999.

         In December 1998 the Company completed a cost reduction and restructuring plan. The restructuring was based on the Company's determination that, while revenues had been increasing steadily, reducing expenses was necessary in order to accelerate the Company's efforts to reach profitability. In connection with the restructuring, the Company recognized a charge to operations in 1998 of approximately $2.4 million. These expenses related to personnel severance costs and costs associated with excess facilities and equipment, primarily at the Company's Fort Collins, Colorado location.

         Shown below is a reconciliation of liabilities related to the restructuring costs for the nine months ended September 30, 1999 (in thousands):

                                                                                     PAYMENTS/CHARGES
                                           BALANCE AT         ADDITIONS FOR THE        FOR THE NINE            BALANCE AT
                                           DECEMBER 31,       NINE MONTHS ENDED        MONTHS ENDED          SEPTEMBER 30,
                                              1998            SEPTEMBER 30, 1999    SEPTEMBER 30, 1999            1999
                                       -------------------    -------------------   -------------------   -------------------
                                                                                                              (UNAUDITED)
Severance pay, benefits and
   relocation expenses .............   $             1,093    $               625   $              (998)  $               720
Noncancellable leased facility
   closure costs ...................                   430                    350                  (203)                  577
Other ..............................                   108                    235                   (29)                  314
                                       -------------------    -------------------   -------------------   -------------------
            Total ..................   $             1,631    $             1,210   $            (1,230)  $             1,611
                                       ===================    ===================   ===================   ===================

         A balance of $1.6 million for these charges is included in accrued liabilities in the accompanying consolidated balance sheets as of September 30, 1999 and December 31, 1998, respectively.

4.       MAJOR CUSTOMERS

         One customer accounted for 11% of total revenues during the three months ended September 30, 1999. There were no customers who accounted for more than 10% of the Company's sales for the nine months ended September 30, 1999. The Company had sales of greater than 10% of total revenue to only one customer during the three months and nine months ended September 30, 1998. This customer, who represented 16% of the Company's total revenues for the three months ended September 30, 1998 and 15% of total revenues for the nine months ended September 30, 1998, purchased animal vaccines from the Company's wholly owned subsidiary, Diamond.

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

                                                                         ALLERGY
                                                         ANIMAL        DIAGNOSTICS
                                                         HEALTH       AND TREATMENT        OTHER            TOTAL
                                                         ------       -------------        -----            -----
    THREE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ................................   $      12,161    $       1,649    $        (743)   $      13,067
         Operating loss ..........................          (6,815)             (44)            (744)          (7,603)
         Total assets ............................         110,732            7,818          (45,375)          73,175

         Capital expenditures ....................             314              188             --                502

         Depreciation and amortization ...........           1,024              117             --              1,141

    THREE MONTHS ENDED SEPTEMBER 30, 1998:
         Revenues ................................   $       8,690    $       2,050    $        (879)   $       9,861
         Operating loss ..........................         (11,248)            (110)            --            (11,358)
         Total assets ............................         132,615            7,449          (30,962)         109,102
         Capital expenditures ....................           1,796              132             --              1,928
         Depreciation and amortization ...........             834               93             --                927

                                                                         ALLERGY
                                                         ANIMAL        DIAGNOSTICS
                                                         HEALTH       AND TREATMENT        OTHER            TOTAL
                                                         ------       -------------        -----            -----
    NINE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ................................   $      34,230    $       5,313    $      (2,547)   $      36,996
         Operating loss ..........................         (19,485)            (116)          (2,548)         (22,149)
         Capital expenditures ....................           2,689              496             --              3,185
         Depreciation and amortization ...........           2,660              385             --              3,045


    NINE MONTHS ENDED SEPTEMBER 30, 1998:
         Revenues ................................   $      24,258    $       6,370    $      (3,638)   $      26,990
         Operating loss ..........................         (31,191)            (751)             250          (31,692)
         Capital expenditures ....................           4,057              728             --              4,785
         Depreciation and amortization ...........           2,354              281             --              2,635

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

         In the nine months ended September 30, 1999 and 1998, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies and international subsidiaries to earn reasonable profit margins. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions, including any sales by North American operations to the European operations.

                                                          NORTH
                                                         AMERICA          EUROPE            OTHER              TOTAL
                                                         -------          ------            -----              -----
    THREE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ................................   $       12,733    $        1,077    $         (743)   $       13,067
         Operating loss ..........................           (6,975)             (628)             --              (7,603)
         Total assets ............................          114,122             4,427           (45,374)           73,175
         Capital expenditures ....................              473                29              --                 502
         Depreciation and amortization ...........            1,074                67              --               1,141


    THREE MONTHS ENDED SEPTEMBER 30, 1998:
         Revenues ................................   $        9,860    $          880    $         (879)   $        9,861
         Operating loss ..........................          (10,753)             (605)             --             (11,358)
         Total assets ............................          135,606             4,458           (30,962)          109,102
         Capital expenditures ....................            1,878                50              --               1,928
         Depreciation and amortization ...........              757               170              --                 927

                                                          NORTH
                                                         AMERICA          EUROPE            OTHER              TOTAL
                                                         -------          ------            -----              -----
    NINE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ................................   $       36,413    $        3,129    $       (2,546)   $       36,996
         Operating loss ..........................          (20,542)           (1,607)             --             (22,149)
         Capital expenditures ....................            3,094                91              --               3,185
         Depreciation and amortization ...........            2,847               198              --               3,045


    NINE MONTHS ENDED SEPTEMBER 30, 1998:
         Revenues ................................   $       27,949    $        2,679    $       (3,638)   $       26,990
         Operating loss ..........................          (30,282)           (1,660)              250           (31,692)
         Capital expenditures ....................            4,544               241              --               4,785
         Depreciation and amortization ...........            2,143               492              --               2,635


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

7.       SUBSEQUENT EVENT

         On November 5, 1999, the Company filed a registration statement with the Securities and Exchange Commission related to the sale of 7,500,000 shares of its common stock. These shares will be offered directly to selected institutional investors, including current institutional holders of the Company's stock. Of the 7,500,000 shares to be offered, 6,500,000 are to be sold by the Company, and 1,000,000 are to be sold by a selling stockholder.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. When used in this discussion the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

OVERVIEW

         Heska is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal products, the Company's primary manufacturing subsidiary, Diamond also manufactures animal health vaccine products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center and CMG, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and in the United Kingdom through a wholly owned subsidiary.

         From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in Teignmouth, England, and CMG in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

         During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented. The Company announced in August 1999 that these operations would be consolidated with existing operations in Fort Collins, Colorado and Des Moines, Iowa.

         The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 1999 have totaled $139.9 million.

         The Company's ability to achieve profitability will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no assurance that the Company will successfully develop, manufacture or market these products. There can also be no assurance that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms. See "Factors That May Affect Results-We have a history of losses and may never achieve profitability; Factors beyond our control may cause our operating results to fluctuate and many of our expenses are fixed; and we may need to seek additional financing in the future."

RESULTS OF OPERATIONS

Three Months And Nine Months Ended September 30, 1999 and 1998

         Total revenues, which include product and research and development revenues, increased 33% to $13.1 million for the three months ended September 30, 1999 compared to $9.9 million for the same period of 1998. Product revenues increased 31% to $12.9 million in the third quarter of 1999 compared to $9.8 million for the third quarter of 1998. Total revenues for the nine months ended September 30, 1999 increased 37% to $37.0 million compared to $27.0 million for the same period a year ago. Product revenues have increased 39% to $36.5 million compared to $26.3 million for the first nine months of 1998. The growth in revenues during 1999 was primarily due to sales of new products introduced by the Company during 1998 and 1999.

         Cost of goods sold totaled $8.7 million in the third quarter of 1999 compared to $8.0 million in the third quarter of 1998, and the resulting gross profit from product sales for 1999 increased to $4.2 million from $1.8 million in 1998. Cost of goods sold totaled $24.7 million for the nine-month period ended September 30, 1999 compared to $19.6 million for the same period in 1998. Gross profit from product sales increased to $11.8 million in 1999 from $6.7 million in 1998. The increase in cost of goods sold was attributable to increased product sales. For both the three- and nine-month periods ended September 30, 1999, the gross profit margins improved as the Company's product mix included a higher percentage of proprietary products with higher gross profit margins. Earlier in this fiscal year, the Company eliminated certain product lines that did not meet current gross profit requirements. The Company believes that gross profit margins as a percentage of revenues will continue to improve in future years, as more of the Company's proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

         Research and development expenses decreased to $3.9 million in the third quarter of 1999 from $6.3 million in the third quarter of 1998. Research and development expenses for the first three quarters of 1999 were $12.5 million compared to $19.0 million for the same period of 1998. The decreases in 1999 were primarily due to reductions in the Company's internal research and development activities, resulting from the Company's restructuring in December 1998 and the decision to eliminate or defer research projects which appeared to have greater long-term risk or lower market potential. Research and development expenses are expected to decrease as a percentage of total revenues in future years.

         Selling and marketing expenses increased to $3.7 million in the third quarter of 1999 from $3.2 million in the third quarter of 1998. For the nine months ended September 30, 1999, selling and marketing expenses increased to $10.5 million compared to $9.1 million for the same period in 1998. These increases primarily reflect the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. The Company expects selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

         General and administrative expenses decreased to $2.8 million in the third quarter of 1999 from $3.1 million in the third quarter of 1998. These expenses decreased to $8.3 million year-to-date 1999 compared to $8.9 million in 1998. The decreases in 1999 were primarily due to reductions in staffing and expenditures, resulting from the Company's restructuring in December 1998. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

         Amortization of intangible assets and deferred compensation decreased to $276,000 in the third quarter of 1999 from $650,000 in the third quarter of 1998. For the nine months ended September 30, 1999, amortization of intangible assets and deferred compensation decreased to $2.0 million from $2.1 million for the same period in 1998. Intangible assets resulted primarily from the Company's 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the third quarter of 1999 of $140,000 compared to $174,000 in the third quarter of 1998. The amortization of deferred compensation for the nine months ended September 30, 1999 and 1998 was $478,000 and $569,000, respectively. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. The Company will incur a non-cash charge to operations as a result of option grants outstanding at September 30, 1999 of approximately $658,000, $585,000 and $34,000 per year for 1999, 2000 and
2001, respectively, for amortization of deferred compensation.

         During the third quarter ended September 30, 1999, the Company announced plans to consolidate its Heska Waukesha operations with existing operations in Fort Collins, Colorado and Des Moines, Iowa. A restructuring expense of $1.2 million was recorded related primarily to personnel severance costs and the cost of closing the facilities.

         Interest income decreased to $327,000 in the third quarter of 1999 from $879,000 in the third quarter of 1998. Interest income decreased to $1.3 million for the nine months ended September 30, 1999 from $2.4 million for the same period a year ago. The lower interest income for both periods of 1999 are a result of lower cash balances available for investment as the Company has funded its business operations. Interest expense decreased to $409,000 in the third quarter of 1999 from $521,000 in the third quarter of 1998. Interest expense for the nine months ended September 30, 1999 decreased slightly compared to the same period a year ago. The decreases in interest expense are related to the repayment of certain borrowings of the Company as the debts matured.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at September 30, 1999 was its $20.5 million in cash, cash equivalents and marketable securities. The source of these funds was primarily attributable to the Company's follow-on public offering of common stock in March 1998 and the July 1998 private placement of common stock with Ralston Purina, which provided the Company with net proceeds of approximately $48.6 million and $15.0 million, respectively. As additional sources of liquidity, the Company and its subsidiaries have secured lines of credit and other debt facilities totaling approximately $3.3 million, against which borrowings of approximately $2.2 million were outstanding at September 30, 1999. These financing facilities are secured by assets of the respective subsidiaries and by corporate guarantees of Heska. The Company expects to seek additional asset-based borrowing facilities.

         Cash used in operating activities was $25.2 million in the nine months ended September 30, 1999, compared to $29.9 million in the same period in 1998. Inventory levels increased by $4.9 million in the first nine months of 1999, primarily to support increased sales of existing products and inventory build-up for new product introductions. The increase of $2.0 million in accounts receivable year-to-date in 1999 was mainly due to increased sales volume. Accounts payable increased by $200,000 in the first half of 1999, primarily as a result of the increase in inventory levels.

         The Company's investing activities provided $29.5 million for the first nine months of 1999, compared to the use of $41.2 million in cash for investing activities during the same period in 1998. Cash provided by and used for investing activities was primarily related to the sale and purchase of marketable securities by the Company to fund its business operations and invest the proceeds of the Company's issuance of common stock, respectively. Expenditures for property and equipment totaled $3.2 million for the nine months ended September 30, 1999 compared to $4.8 million for the same period of 1998. The Company has historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. The Company currently expects to spend approximately $4.3 million in 1999 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

         The Company's financing activities used $2.8 million in the first nine months of 1999 compared to the generation of $67.0 million in cash in the first nine months of 1998. The primary source of funds year-to-date in 1999 was due to borrowings of $2.0 million, primarily from the Company's available credit facilities. In the first nine months of 1998 the Company's sources of funds were primarily attributable to $48.6 million in proceeds from the Company's follow-on public offering of common stock and $15.0 million from the private placement of common stock with Ralston Purina. Repayments of debt and capital lease obligations totaled $5.3 million in the first nine months of 1999 compared to $5.8 million in the first nine months of 1998.

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

         On November 5, 1999, the Company filed a registration statement with the Securities and Exchange Commission related to the sale of 7,500,000 shares of its common stock. These shares will be offered directly to selected institutional investors, including current institutional holders of the Company's stock. of the 7,500,000 shares to be offered, 6,500,000 are to be sold by the Company, and 1,000,000 are to be sold by a selling stockholder.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1998, the Company had a net operating loss ("NOL") carryforward of approximately $94.5 million and approximately $2.3 million of research and development ("R&D") tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2012. The Company's acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the amount of NOL's incurred prior to the merger that it may utilize to offset future taxable income. The amount of NOL's which may be utilized will be approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable.

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

YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900, rather than 2000, could result in miscalculations and errors and cause significant business interruptions for the Company, as well as the government and most other companies. The Company has substantially completed procedures to identify, evaluate and implement any necessary changes to its computer systems, applications and embedded technologies resulting from the conversion. The Company is coordinating these activities with suppliers, distributors, financial institutions and others with whom it does business. Based on the results of its current evaluation, the Company does not believe that the Y2K conversion will have a material adverse effect on its business.

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

Costs

         The final testing phase of Y2K compliance at all of the Company's sites was substantially complete as of September 30. Final testing is expected to be completed by mid-November 1999. This has been accomplished through a combination of written vendor confirmations, when available, and specific validation testing. This validation testing has been accomplished primarily with internal corporate staff at a cost of approximately $100,000.

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

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

         We have incurred net losses since our inception. At September 30, 1999, our accumulated deficit was $139.9 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

We have limited resources to devote to product development and commercialization.

         Our strategy is to develop a broad range of products addressing companion animal healthcare. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

          o    improve market acceptance of our current products;

          o    complete development of new products; and

          o    successfully introduce and commercialize new products.

         We have introduced some of our products only recently and many of our products are still under development. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our business could be substantially harmed.

We may experience difficulty in commercializing our products.

         Because several of our current products, as well as a number of products under development, are novel, we may need to expend substantial efforts in order to educate our customers about the uses of our products and to convince them of the need for our products. We cannot assure you that any of our products will achieve satisfactory market acceptance or that we will successfully commercialize them on a timely basis, or at all. If any of our products do not achieve a significant level of market acceptance, our business could be substantially harmed.

We must obtain costly regulatory approvals in order to bring our products to market.

         Many of the products we develop and market are subject to regulation by one or more of the United States Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency and foreign regulatory authorities. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approvals necessary to introduce new products or to market them. We cannot assure you that the USDA, the FDA, the EPA or foreign regulatory authorities will issue regulatory clearance or new product approvals on a timely basis, or at all. Any acquisitions of new products and technologies may subject us to additional government regulation. If we do not secure the necessary regulatory approvals for our products, our business could be substantially harmed.

Factors beyond our control may cause our operating results to fluctuate and many of our expenses are fixed.

         We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

          o    the introduction of new products by us or by our competitors;

          o    market acceptance of our current or new products;

          o    regulatory and other delays in product development;

          o    product recalls;

          o    competition and pricing pressures from competitive products;

          o    manufacturing delays;

          o    shipment problems;

          o    product seasonality; and

          o    changes in the mix of products sold.

         We have high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

We may need to seek additional financing in the future.

         We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash from operations and available borrowings, will be sufficient to satisfy our projected cash requirements through mid-2000, assuming no significant uses of cash in acquisition activities. On November 5, 1999, we filed a registration statement with the SEC for a proposed offering to select institutional investors to raise additional capital to fund our operations. However, there can be no assurance that the offering will be completed.

         Our future liquidity and capital requirements will depend on numerous factors, including:

          o the extent to which our present and future products gain market acceptance;

          o the extent to which we successfully develop products from technologies under research or development;

          o    the timing of regulatory actions concerning our products;

          o the costs and timing of expansions of our sales, marketing and manufacturing activities;

          o the cost, timing and business management of recent and potential acquisitions and contingent liabilities associated with acquisitions;

          o    the procurement and enforcement of important patents, and

          o    the results of competition.

         We cannot assure you that additional capital will be available on acceptable terms, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms. If we fail to raise capital on acceptable terms when we need to, our business could be substantially harmed. See "Liquidity and Capital Resources."

A small number of large customers account for a large percentage of our revenues.

         We currently derive a substantial portion of our revenues from Diamond, which manufactures certain of our products and products for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 15% of total revenues in 1998 under the terms of a take-or-pay contract which ends in February 2000. If this customer does not continue to purchase from Diamond and if we fail to replace the lost revenues with revenues from other customers, our business could be substantially harmed.

We have limited experience in marketing our products.

         The market for companion animal healthcare products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of sales. Because we sell our companion animal health products only to veterinarians, we may fail to reach a substantial segment of the potential market, and we may not be able to offer our products at prices which are competitive with those of companies that distribute their products through retail channels. We currently market our products to veterinarians through a direct sales force and through third parties. To be successful, we will have to continue to develop and train our direct sales force or rely on marketing partnerships or other arrangements with third parties to market, distribute and sell our products. We cannot assure you that we will successfully develop and maintain marketing, distribution or sales capabilities, or that we will be able to make arrangements with third parties to perform these activities on satisfactory terms. If we fail to develop a successful marketing strategy, our business could be substantially harmed.

We operate in a highly competitive industry.

         The market in which we operate is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc. and IDEXX Laboratories, Inc., have developed or are developing products that compete with our products or would compete with them if developed. These competitors may all have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than we do. Our competitors offer broader product lines and have greater name recognition than we do. We cannot assure you that our competitors will not develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we cannot assure you that we will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our business could be substantially harmed.

We have granted third parties substantial marketing rights to our products under development.

         We have granted marketing rights to certain products under development to third parties, including Novartis, Bayer, Eisai and Ralston Purina. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under Novartis trade names any flea control vaccine or feline heartworm vaccine we develop on or before December 31, 2005. We have retained the right to co-exclusively manufacture and market these products throughout the world under our own trade names. Accordingly, Novartis and we may become direct competitors, with each party sharing revenues on the other's sales. We have also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology we develop or acquire for either companion animal or food animal applications, we must first offer Novartis such rights. In Japan, Novartis also has the exclusive right, upon regulatory approval, to distribute our (a) heartworm diagnostics, (b) trivalent and bivalent feline vaccines and (c) certain other Heska products. Bayer has exclusive marketing rights to our canine heartworm vaccine and our feline toxoplasmosis vaccine, except in countries where Eisai has such rights. Eisai has exclusive rights in Japan and most countries in East Asia to market our feline and canine heartworm vaccines, feline and canine flea control vaccines and feline toxoplasmosis vaccine. In addition, we granted Ralston Purina the exclusive rights to develop and commercialize our discoveries, know-how and technologies in various pet food products.

         Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We cannot assure you that Novartis, Bayer or Eisai or any other collaborative party will devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent Novartis, Bayer or Eisai or any other collaborative party from pursuing alternative technologies or products that may compete with our products. If we fail to develop and maintain our own marketing capabilities, we may find it necessary to continue to rely on potential or actual competitors for third-party marketing assistance. Third party marketing assistance may not be available in the future on reasonable terms, if at all.

We may face costly intellectual property disputes.

         Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We have United States and foreign-issued patents and are currently prosecuting patent applications in the United States and with various foreign patent offices. We cannot assure you that any of our pending patent applications will result in the issuance of any patents or that any issued patents will offer protection against competitors with similar technology. We cannot assure you that any patents we receive will not be challenged, invalidated or circumvented in the future or that the rights created by those patents will provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

         The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology. See Item 3 of our most recent Form 10-K, Legal Proceedings. We cannot assure you that we will not become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

         We license technology from a number of third parties. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third-party patents. It is our policy that when we receive such notices, we conduct investigations of the claims they assert. With respect to the notices we have received to date, we believe, after due investigation, that we have meritorious defenses to the infringement claims asserted. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we cannot assure you that we or our collaborators will be able to obtain licenses for technology patented by others on commercially reasonable terms, that we will be able to develop alternative approaches if unable to obtain licenses, or that the current and future licenses will be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing certain of our products under development and could substantially harm our business.

We have limited manufacturing experience and capacity and rely substantially on third-party manufacturers.

         To be successful, we must manufacture, or contract for the manufacture of, our current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to increase our manufacturing capacity, we acquired Diamond in April 1996 and certain assets of Center in July 1997. We must complete significant improvements in our manufacturing infrastructure in order to scale up for the manufacturing of our new products. We cannot assure you that we can complete such work successfully or on a timely basis.

         We currently rely on third parties to manufacture those products we do not manufacture at our Diamond or Center facilities. We currently have supply agreements with Atrix Laboratories, Inc., for our canine periodontal disease therapeutic, and with Quidel Corporation, for certain manufacturing services relating to our point-of-care diagnostic tests. Third parties also manufacture our patient monitoring instruments and associated consumable products. We cannot assure you that these partners will manufacture products to regulatory standards and our specifications in a cost-effective and timely manner. If one or more of our suppliers experiences delays in scaling up commercial manufacturing, fails to produce a sufficient quantity of products to meet market demand, or requests renegotiation of contract prices, our business could be substantially harmed. While we typically retain the right to manufacture products ourselves or contract with an alternative supplier in the event of a manufacturer's breach, any transfer of production would cause significant production delays and additional expense to us to scale up production at a new facility and to apply for regulatory licensure at that new facility. In addition, we cannot assure you that suitable manufacturing partners or alternative suppliers will be available for our products under development if present arrangements are not satisfactory.

Our manufacturing facilities are subject to governmental regulation.

         Our manufacturing facilities and those of any third-party manufacturers we may use are subject to the requirements of and periodic regulatory inspections by one or more of the Food and Drug Administration, the United States Department of Agriculture and other federal, state and foreign regulatory agencies. We cannot assure you that we or our contractors will continue to satisfy these regulatory requirements. Any failure to do so would substantially harm our business, financial condition or results of operations. We cannot assure you that we will not incur significant costs to comply with laws and regulations in the future or that new laws and regulations will not substantially harm our business.

We depend on partners in our research and development activities.

         For certain of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. We cannot assure you that these collaborative partners will complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our business could be substantially harmed.

We depend on key personnel for our future success.

         Our future success is substantially dependent on the efforts of our senior management and scientific team. The loss of the services of members of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of our business, we depend substantially on our ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities. If we lose the services of, or fail to recruit, key scientific and technical personnel, our business could be substantially harmed.

We must manage our growth effectively.

         We anticipate that our business will grow as we develop and commercialize new products, and that this growth will result in an increase in responsibilities for both existing and new management personnel. In order to manage growth effectively, we will need to continue to implement and improve our operational, financial and management information systems, to train, motivate and manage our current employees, and to hire new employees. We cannot assure you that we will be able to manage our expansion effectively. Failure to do so could substantially harm our business.

We must identify and integrate acquisitions effectively.

         In 1996, we consummated the acquisitions of Diamond and of certain assets relating to our canine allergy business. Other acquisitions include:

          o    our February 1997 purchase of Heska UK;

          o our July 1997 purchase of the allergy immunotherapy products business of Center;

          o our September 1997 purchase of CMG which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe and Japan; and

          o our March 1998 acquisition of Sensor Devices, Inc., now Heska Waukesha.

         We may issue additional shares of common stock to effect future acquisitions. These issuances may be dilutive. Identifying and pursuing acquisition opportunities, integrating the acquired businesses and managing growth requires a significant amount of management time and skill. We cannot assure you that we will be effective in identifying and effecting attractive acquisitions, integrating acquisitions or managing future growth. Failure to do so may substantially harm our business, financial condition or results of operations.

We may face product liability litigation and the extent of our insurance coverage is limited.

         The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We cannot assure you that we will be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage or which results in significant adverse publicity against us, our business could be substantially harmed.

Side effects of our products may generate adverse publicity.

         Following the introduction of a product, adverse side effects may be discovered that make a product no longer commercially viable. Publicity regarding such adverse effects could affect sales of our other products for an indeterminate time period. We are dependent on the acceptance of our products by both veterinarians and pet owners. If we fail to engender confidence in our products and services, our ability to attain and sustain market acceptance of our products could be substantially harmed.

The Year 2000 problem could cause significant harm to our operations.

         The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Date sensitive hardware and software may recognize a date ending in "00" as the year 1900 rather than the year 2000. As a result, computer systems and software used by many organizations and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         We have substantially completed procedures to identify, evaluate and implement any necessary changes to our computer systems, applications and embedded technologies resulting from the Year 2000 conversion. We are coordinating these activities with suppliers, distributors, financial institutions and others with whom we do business. We cannot assure you that we will achieve full compliance in a timely manner, or at all. See "Year 2000 Compliance."

We may be held liable for the release of hazardous materials.

         Our products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages or fines that result. Our liability for the release of hazardous materials could exceed our resources. We may incur substantial costs to comply with environmental regulations as we expand our manufacturing capacity.

We expect to experience volatility in our stock price.

         The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of securities of many publicly held biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of our common stock may fluctuate substantially due to factors such as:

          o announcements of technological innovations or new products by us or by our competitors;

          o    releases of reports by securities analysts;

          o developments or disputes concerning patents or proprietary rights;

          o    regulatory developments;

          o    changes in regulatory policies;

          o    economic and other external factors; and

          o    quarterly fluctuations in our financial results.

Our directors, executive officers and entities affiliated with them have substantial control over our affairs.

         Our directors, executive officers and entities affiliated with them own approximately 42% of our outstanding common stock. Three of our major stockholders, Charter Ventures, Novartis and Volendam, who together own approximately 39% of our outstanding common stock, have entered into a voting agreement dated as of April 12, 1996 whereby each agreed to collectively vote its shares in such a manner so as to ensure that each major stockholder was represented by one member on our Board of Directors. The voting agreement terminates on December 31, 2005 unless prior to that date any of the investors ceases to beneficially hold 2,000,000 shares of our voting stock, at which time the voting agreement will terminate. We expect this voting agreement to terminate as a result of the sale of shares by the selling stockholder if our proposed offering is successful. Our major stockholders, acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may have interests different from, or in addition to, those of non-affiliated stockholders.

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

Interest Rate Risk

         The interest payable on certain of the Company's lines-of-credit is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At September 30, 1999, approximately $2.2 million was outstanding with a weighted average interest rate of 9.05 %. The lines-of-credit mature through November 1999 and are subject to annual renewal. The Company may pay the balance in full at any time without penalty. Additionally, the Company monitors interest rates and at September 30, 1999 had sufficient cash balances to pay off the lines-of-credit should interest rates increase significantly.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               See Exhibit Index on Page 27

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HESKA CORPORATION




Date:    November 15, 1999                     By /s/ Ronald L. Hendrick
                                                  -----------------------------
                                                  RONALD L. HENDRICK
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (on behalf of the Registrant
                                                  and as the Registrant's
                                                  Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                    Description of Document
-------                   -----------------------
  27               Financial Data Schedule