Form 10-K
period 1999-12-31
HESKA CORP
filed 2000-03-24
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ---  ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 0-22427

                                HESKA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                     77-0192527
---------------------------------           ------------------------------------
  [State or other jurisdiction              [I.R.S. Employer Identification No.]
of incorporation or organization]

       1613 Prospect Parkway
       Fort Collins, Colorado                              80525
----------------------------------------                 ----------
[Address of principal executive offices]                 [Zip Code]

       Registrant's telephone number, including area code: (970) 493-7272

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $97,400,000 as of March 20, 2000 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

33,660,166 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     We are primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of our companion animal products, our primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures animal health vaccine products which are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by us, our subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products.

                             ANIMAL HEALTH PRODUCTS

     We presently sell a variety of companion animal health products, among the most significant of which are the following.

DIAGNOSTICS

Heartworm Diagnostics

     Heartworm infections of dogs and cats are caused by the parasite, Dirofilaria immitis. This parasitic worm is transmitted in larval form to dogs and cats through the bite of an infected mosquito. Larvae develop into adult worms which live in the pulmonary arteries and heart of the host, where they can cause serious cardiovascular, pulmonary, liver and kidney disease.

     In 1997, we developed a diagnostic test for heartworm infection in dogs. This test uses monoclonal antibodies reactive with heartworm antigens to detect the presence of these antigens in the blood of the infected dog. This test was first offered through our own veterinary diagnostic laboratory. A simple, rapid, and easy to use point-of-care version of this test, Solo Step(TM) CH, was introduced in Italy in 1998. We received regulatory clearance to sell Solo Step(TM) CH in the United States in January 1999, and the product has been successfully introduced in the United States. In March 2000 we received regulatory clearance to sell a batch test version of this product, Solo Step(TM) CH Batch Test Strips, and we expect to make this product available to veterinarians shortly.

     Also in 1997, we introduced a new test in our veterinary diagnostic laboratory for feline heartworm infections of cats which allowed veterinarians for the first time to accurately establish the prevalence of heartworm exposure in cats in their practices. This test is highly accurate and identifies antibodies in cat serum that react with a recombinant heartworm antigen. In 1997, we introduced a rapid, point-of-care version of this test in Italy. After receiving regulatory clearance, we introduced this point-of-care feline heartworm test, Solo Step(TM) FH, in the United States in 1998.

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

     We have developed the HESKA(R) ALLERCEPT(TM) Detection System, a more accurate in vitro technology, to detect IgE, the antibody involved in most allergic reactions. This technology permits the design of tests that, in contrast to other in vitro tests, more specifically identify the animal's allergic responses to particular allergens. During 1997, we adapted this technology to a broad range of our canine and feline allergy tests. ALLERCEPT uses a recombinant version of the natural IgE receptor to screen the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold and insect allergens.

BIOLOGICS AND VACCINES

Equine Influenza Vaccine

     Equine influenza is a common viral disease of horses and is similar to human influenza. This disease poses a significant risk to the estimated six million horses in the United States. Infected horses have severe respiratory disease and diminished performance for an extended period following infection. We currently believe that approximately half of the six million horses in the United States receive vaccination. Most competitive equine influenza vaccines are administered as a component of a multi-purpose vaccine, intended to provide protection against multiple infectious diseases. Industry sources have estimated the total equine vaccine market at $50 million in the United States. Currently available vaccines for equine influenza are of limited efficacy. We have developed a unique vaccine for equine influenza, Flu Avert(TM) I.N. vaccine, which we believe has improved efficacy and duration of immunity compared to existing products. This product was approved by the USDA on November 17, 1999 and was first sold to veterinarians in December 1999.

Allergy Immunotherapy

     Veterinarians who use our in vitro allergy testing services often purchase immunotherapy treatment sets for those animals with positive test results. These prescription treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has demonstrated significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer both canine and feline immunotherapy treatment sets.

Feline Respiratory Disease

     In 1997, we introduced in the United States a three-way modified live vaccine (HESKA(TM) Trivalent Intranasal/Intraocular Vaccine) for the three most common viral diseases of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. This vaccine is administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. Our vaccines avoid injection site side effects and we believe them to be very efficacious.

PHARMACEUTICALS

Dentistry

     It is estimated that more than 80% of all dogs over three years old exhibit symptoms of periodontal disease, which often manifests as bad breath. Left untreated, periodontal disease can cause loss of teeth and systemic bacterial infection. The most prevalent treatment is the cleaning and scaling of the dog's teeth. Although periodic cleaning and scaling is recommended for all dogs, this procedure alone does not adequately address the underlying infection in dogs with periodontal disease. Systemic antibiotics to be administered by the pet owner at home are widely prescribed but present convenience and compliance issues.

     Our periodontal disease therapeutic, PERIOceutic(TM) Gel, is an innovative product for the treatment of periodontal disease in dogs which is currently marketed in the United States. This product received approval by the European Commission in September 1999 for marketing and distribution in Europe, and we are currently considering distribution alternatives in Europe.

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

     In 1997, we introduced a thyroid supplement for dogs in the United States, which we believe is the first and only vitamin-enriched, chewable tablet for the treatment of hypothyroidism in dogs. These chewable tablets, which are administered daily for the life of the dog, provide levothyroxine sodium, a replacement therapy for the hormone normally produced by the dog.

Nutritional Supplements

     Arising partly from our allergy expertise, in 1998, we developed and introduced in the United States a novel fatty acid supplement, HESKA(TM) F.A. Granules. The unique source of the fatty acids in this product, flaxseed oil, leads to high omega-3:omega-6 ratios of fatty acids. Diets high in omega-3 fatty acids are believed to lead to lower levels of inflammatory response. The HESKA(TM) F.A. Granules include vitamins and are formulated in a palatable flavor base that makes the product convenient and easy to administer.

MEDICAL INSTRUMENTS

     We currently offer a broad line of monitoring, diagnostic and other instruments which are described below. We entered this line of business in March 1998, when we acquired a manufacturer and marketer of patient monitoring and diagnostic instruments, which was located in Waukesha, Wisconsin. Following that acquisition, we completed the development of certain other instruments and entered into agreements for the distribution of additional instruments to veterinarians. In 1999, we consolidated all of these operations into our existing operations in Fort Collins, Colorado and Des Moines, Iowa.

Diagnostic Instruments

     Our line of diagnostic instruments includes the i-STAT(R) Portable Clinical Analyzer(1), a hand-held, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, with whole blood. In the United States we also market the Heska(TM) Vet Diff ABC Hematology Analyzer, an easy to use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We also offer the Reflovet(R) Clinical Analyzer(2), an easy to operate, cost effective blood chemistry analyzer that measures a broad range of animal blood analytes, such as amylase, creatinine, uric acid, bilirubin and glucose. Consumable supplies for the i-STAT, Vet ABC Hematology Analyzer and Reflovet are also provided to veterinarians through Heska sales and distribution channels.

Monitoring and Other Instruments

     The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. The centerpiece of our monitoring instrument product line are oxygen saturation monitors designed for monitoring animals under anesthesia: the VET/OX(R) 4404 and VET/OX(R) 4800, each of which includes a variety of additional monitoring parameters, such as pulse rate and strength, body temperature, respiration and ECG. We also offer a proprietary esophageal ECG sensor, VET E/Sig(TM) probe for monitoring ECG, temperature and heart and breath sounds of anesthetized dogs. Our monitoring line also includes the VET/ECG(TM) 2000 hand-held ECG monitor. The VET/IV(TM) 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of blood or nutritional products for their patients.

VETERINARY DIAGNOSTIC LABORATORY

     We have a veterinary diagnostic laboratory at our Fort Collins facility. This diagnostic laboratory currently offers our allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic and pathology services. Our Fort Collins veterinary diagnostic laboratory is currently staffed by four diplomates of the American College of Veterinary Pathologists, medical technologists experienced in animal disease and several additional technical staff.

     We intend to continue to use our Fort Collins diagnostic laboratory both as a stand-alone service center for our customers and as an adjunct to our product development efforts. Many of the assays which we intend to develop in a point-of-care format are initially validated and made available in the veterinary diagnostic laboratory and will also remain available there after the introduction of the analogous point-of-care test.

     In 1999, we also offered veterinary diagnostic laboratory services in the United Kingdom through our U.K. subsidiary, Heska UK, formerly known as Bloxham Laboratories. We sold this business in March 2000, as we did not believe operation of a veterinary diagnostic laboratory in the U.K. was strategic to our business.

--------
(1) i-STAT(R)is a registered trademark of i-STAT Corporation.

(2) Reflovet(R)is a registered trademark of Boehringer Manheim GmBH.

FOOD ANIMAL PRODUCTS

     In addition to manufacturing companion animal health products for marketing and sale by Heska, Diamond has completed the development of new bovine vaccines that were licensed by the USDA in the United States in 1998 and 1999. Diamond has entered into an agreement with a food animal products distributor, Agri Laboratories, Ltd., for the exclusive marketing and sale of these vaccines worldwide. AgriLabs currently has agreements with Bayer for the distribution of these vaccines in the United States and Canada and with Intervet, Inc., a division of Akzo Nobel, for the distribution of these vaccines worldwide except in the United States. Diamond is the sole manufacturer of these products. In 1999, Diamond also manufactured bovine vaccines which were marketed and sold by Bayer, primarily in the United States, pursuant to a take-or-pay contract which expired in February 2000. It is expected that a portion of these sales will be replaced by sales of the new vaccines to AgriLabs for distribution by Bayer and others.

     Diamond also manufactures vaccine products for a number of other animal health companies. This activity ranges from providing bulk vaccine antigens which are included in the vaccines which are manufactured by other companies to filling and finishing final products using bulk antigens provided by other animal health companies.

                             HUMAN ALLERGY PRODUCTS

     In addition to manufacturing veterinary products for marketing and sale by Heska, Center manufactures a broad line of allergenic extracts, such as those from pollens, grasses and trees, for use in human allergy immunotherapy and diagnosis in the United States. Center provides these allergenic extracts to human allergists both in bulk form to those allergists who wish to mix their own allergenic immunotherapy treatment sets and in the form of custom-made patient immunotherapy treatment sets of multiple allergens. In December 1999, we announced that our operations at Center were under strategic review. We continue to evaluate Center's business from both a strategic and operational perspective and are looking for opportunities to optimize this business.

     In addition to manufacturing and marketing veterinary allergy products, CMG manufactures and markets a broad range of human allergy diagnostic products for sale primarily in Europe. These products are sold primarily through distributors.

                                PRODUCT CREATION

     We are committed to creating innovative products to address significant unmet health needs of companion animals. We create products both through internal research and development and through external collaborations. Internal research is managed by multidisciplinary product-associated project teams consisting of veterinarians, biologists, molecular and cellular biologists, biochemists and immunologists. We believe that we have one of the most sophisticated scientific efforts in the world devoted to applying biotechnology to the creation of companion animal products.

     We are also committed to identifying external product opportunities and creating business and technical collaborations that lead to the creation of other products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities.

     Our product pipeline currently includes numerous products in various stages of development. Products under development include several point-of-care diagnostic products, vaccines for infectious diseases in cats, dogs and horses and therapeutic products for allergy, cancer, osteoarthritis and flea control.

     The vast majority of all our research and development resources are directed towards the development of new companion animal health products. We incurred expenses of $20.3 million, $25.1 million and $17.0 million in the years ended December 31, 1997, 1998 and 1999, respectively in support of our research and development activities.

                               SALES AND MARKETING

     We presently market our products in the United States directly to veterinarians through the use of our field sales force, inside customer service/tele-sales force and veterinary distributors acting as contract sales agents. As of December 1999, we had approximately 36 field sales representatives and field sales supervisors and 15 customer service/tele-sales representatives and supervisors. The 17 veterinary distributors with whom we have entered into sales agency relationships, and three direct sales distributors employ approximately 700 field and customer service/tele-sales representatives, although some of these distributors do not sell all of our products. In October 1999, we entered into an agreement with a third party to provide a contract sales force for the sale of our products to equine veterinarians. Internationally, we market our products to veterinarians primarily through distributors.

     We estimate that there are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. We plan to market our products to these clinics primarily through the use of our field and telephone sales force, sales agents, direct sales distributors, trade shows and print advertising. During the past year, we sold our products to more than 14,000 such clinics in the United States.

     Certain of the products which we have under research and development, if completed, may be marketed partially or wholly by third parties with whom we have collaborative agreements. Center's human allergy immunotherapy products are marketed and sold in the United States by Center Pharmaceuticals, Inc., an unaffiliated sales and marketing company that markets allergy related products primarily to human allergists in the United States. Center Pharmaceuticals markets and sells Center's human allergy products as a contract sales agent of Center.

                                  MANUFACTURING

     Our products are manufactured by our Diamond, Center and CMG subsidiaries and/or by third-party manufacturers. Diamond's facility is a USDA and FDA licensed biological and pharmaceutical manufacturing facility in Des Moines, Iowa. We expect that we will manufacture most or all of our biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic products. We manufacture all of our allergy immunotherapy products at Center's USDA and FDA licensed manufacturing facility in Port Washington, New York. CMG manufactures its veterinary and human allergy diagnostic products at its facility in Fribourg, Switzerland. Diamond and Center's facilities are subject to regulation and inspection by the USDA and the FDA. Our heartworm point-of-care diagnostic products are manufactured by Quidel Corporation and Diamond. Our periodontal disease therapeutic is manufactured by Atrix Laboratories, Inc., the company that developed this product for human use. Our patient monitoring and diagnostic instruments, including our clinical and hematology analyzers and veterinary sensors, are manufactured by third-party manufacturers.

     In addition to manufacturing our proprietary products, Diamond manufactures animal health vaccine products for marketing and sale by other companies. Diamond currently has the capacity to manufacture more than 50 million doses of vaccines each year. Diamond's customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. In addition, Diamond offers to support its customers through research services, regulatory compliance services, validation support and distribution services.

     In addition to manufacturing our proprietary products, Center manufactures allergy immunotherapy products which are distributed in the human market using an independent and unaffiliated distribution company, Center Pharmaceuticals, Inc.

                            COLLABORATIVE AGREEMENTS

Novartis

     We have entered into several agreements with Novartis. Novartis has certain rights to manufacture and market any flea control vaccine or feline heartworm control vaccine developed by us as to which USDA prelicensing serials are completed on or before December 31, 2005. We and Novartis have co-exclusive rights to market these products under our own trade names throughout the world (other than in countries in which Eisai Co., Ltd. has such rights) and, if we both elect to market, we will share revenues on each other's sales. The marketing agreements remain in force through 2010 or longer, if Novartis is still actively marketing such products. In addition, we entered into a screening and development agreement under which we may undertake joint research and development activities in certain fields. If we fail to agree to perform joint research activities, then Novartis has the right to use certain of our materials on an exclusive basis to develop food animal pharmaceutical products or on a co-exclusive basis with us to develop pharmaceutical products for parasite control in companion animals or food animal vaccines. Novartis would pay royalties on any such products developed by it. Currently, there are no joint research projects being undertaken under this agreement. We also entered into a right of first refusal agreement under which, prior to granting licenses to any third-party to any products or technology developed or acquired by us for either companion animal or food animal applications, we must first notify and offer Novartis such rights. If we are unable to come to an agreement within 150 days of the first notice, we may thereafter license such rights to third parties on terms not materially more favorable than the terms last offered by us to Novartis. The screening and development agreement and right of first refusal agreement each terminate in 2005. Heska and Novartis have subsequently entered into additional research and development agreements.

     We also have an exclusive distribution agreement pursuant to which Novartis has the exclusive right to distribute selected Heska products in Japan, including our in-clinic feline and canine heartworm diagnostic products and feline viral vaccines, upon obtaining regulatory approval in Japan for such products. Novartis also granted us a right of first refusal to evaluate for possible development and marketing worldwide certain new product technologies for the veterinary market as they may become available from Novartis.

Bayer

     We currently have a research agreement with Bayer providing for funding of research by Bayer on a canine heartworm vaccine. Bayer has the option to obtain an exclusive, royalty-bearing license to sell this vaccine in all countries except in those in which Eisai has rights. If Bayer exercises this option, we will negotiate license and distribution agreements. We have the first option to manufacture any products sold pursuant to any such distribution agreement. The research agreement will terminate upon completion of the research program. Bayer may terminate the research agreement prior to completion, but would not have any rights to market the vaccine (unless it terminated due to our breach), although it would have non-exclusive access to technology developed in the research program for use other than in similar vaccines. In the event Bayer elects to terminate the research agreement (other than due to our breach), we would recover the right to market the vaccine, subject to certain royalties to Bayer intended to repay certain amounts Bayer paid under the research agreement. We also had a research agreement with Bayer with respect to a recombinant feline toxoplasmosis vaccine which has been terminated.

Eisai

     We have an agreement with Eisai, a leading Japanese pharmaceutical company, pursuant to which Eisai has the exclusive right to market our feline and canine heartworm vaccines and flea control vaccine in Japan and most other countries in East Asia. We received an up-front license fee and research funding for the development of these products. We have the right to manufacture any such products pursuant to a supply agreement to be negotiated. The agreement will terminate in January 2008, unless extended or earlier terminated by either party for material breach of the agreement or by Eisai pursuant to certain early termination rights.

Ralston Purina Company

     We have a strategic alliance with Ralston Purina Company, the world's largest manufacturer of dry dog foods and dry and soft-moist cat foods. Ralston Purina holds exclusive rights to license our discoveries, know-how and technologies for innovative diets for dogs and cats. We are jointly developing therapeutic diets. We believe that the combination of our expertise in companion animal disease physiology with Ralston Purina's expertise in formulation and diet testing will lead to the development of novel nutritional products. Testing of experimental formulations is ongoing. In the event any products that are the subject of the collaboration are commercialized by Ralston Purina, Ralston Purina will pay us a royalty on products incorporating our technology.

Quidel

     We have a development agreement with Quidel under which we jointly developed our Solo Step(TM) CH, Solo Step(TM) CH Batch Test Strips and Solo Step(TM) FH point-of-care diagnostic products using Quidel's rapid in-clinic test technology. We also have a supply agreement under which Quidel manufactures these products.

                              INTELLECTUAL PROPERTY

     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We actively seek patent protection both in the United States and abroad. As of December 31, 1999, we owned or co-owned 57 issued U.S. patents and 131 pending U.S. patent applications. Our issued U.S. patents primarily relate to proprietary allergy, flea control, heartworm, trichinosis and diagnostic and vaccine delivery technology. Our pending patent applications primarily relate to proprietary allergy, flea control, heartworm, equine influenza, diagnostic, vaccine delivery and patient monitoring instrument technologies. Applications corresponding to pending U.S. applications have been or will be filed in other countries.

     We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond, Center and CMG are primarily protected through trade secret protection of, for example, their manufacturing processes. In general, the intellectual property of Diamond's customers belongs to such customers.

     As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There can be no assurance that patents will issue from any of our patent applications or, should patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, there can be no assurance that should patents issue, they will be of commercial value to us, or that the United States Patent and Trademark Office or private parties, including competitors, will not successfully challenge our patents or circumvent our patent position. For example, we are currently in litigation with Synbiotics Corporation over a patent relating to heartworm diagnostic technology.

     Pursuant to the terms of the Uruguay Round Agreements Act, patents issuing from applications filed on or after June 8, 1995 have a term of 20 years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This method of patent term calculation can result in a shorter period of patent protection afforded to our products compared to the prior method of term calculation (17 years from the date of issue) as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review of the product. There can be no assurance that we will be able to take advantage of the patent term extension provisions of this law.

                              GOVERNMENT REGULATION

     Most of our products being developed will require licensing by a governmental agency before marketing. In the United States, governmental oversight of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines and point-of-care diagnostics for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics of the USDA under the auspices of the Virus-Serum-Toxin Act. Alternatively, animal drugs, which generally include all synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA under the auspices of the Federal Food, Drug and Cosmetic Act. A third agency, the Environmental

Protection Agency, has jurisdiction over certain products applied topically to animals or to premises to control external parasites. In the United States, governmental oversight of human health products is provided exclusively by the FDA.

     Many of our regulated products presently under development will be regulated by the USDA. The purpose of the Virus-Serum-Toxin Act is to ensure that veterinary biologics sold in the United States are safe and efficacious. Pre-market testing is performed by the manufacturer and the CVB prior to approval of the product for sale, as well as on each new lot. Although the procedures for licensing products by the USDA are formalized, the acceptable standards of performance for any product are agreed upon between the manufacturer and the CVB. For novel products that are unlike others already licensed, the agreement on expected performance standards is typically reached through a dialogue between the CVB and the manufacturer. The formal demonstration of acceptable efficacy of the product is typically done in carefully controlled laboratory trials. This is normally a much more efficient and reliable process than demonstration of efficacy in clinical trials using client-owned animals.

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

     Industry data indicates that it takes about 11 years and $5.5 million to develop a new drug for animals, from commencement of research to market introduction. Of this time, approximately three years is spent in the clinical trial and review process. However, unlike human drugs, neither preclinical studies in model systems nor a sequential phase system of clinical trials are required. Rather, for animal drugs, clinical trials for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate and productive times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food producing animals, as food safety issues relating to tissue residue levels are not present.

     A number of animal health products are not regulated. For example, assays for use in a veterinary diagnostic laboratory and certain medical instruments do not have to be licensed by either the USDA or FDA. Additionally, certain botanically derived products, certain nutritional products and grooming and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

     The European Union has centralized the regulatory process for companion animal drugs and biologics for member states. In addition, both the USDA and the FDA are working with the European Union and Japan via the Veterinary International Cooperation on Harmonization initiative to harmonize the regulatory requirements for companion animal health products. Thus, in the future, it is hoped that a single set of requirements will be in place to streamline the licensing of veterinary products in the major companion animal markets.

     Delays in obtaining or failure to obtain any necessary regulatory approvals for our products could harm our future product sales and operations. Heska has experienced delays in the past and could incur additional delays in the future. Any acquisitions of new products and technologies may subject us to additional government regulation.

                                  COMPETITION

     The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the companion animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc., Schering-Plough Corp., Pharmacia & Upjohn, Inc. and IDEXX Laboratories, Inc., have developed or are developing products that do or would compete with our products. These competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, such competitors may offer broader product lines and have greater name recognition than us. Novartis and Bayer are our marketing partners and their agreements with us do not restrict their ability to develop and market competing products. The market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As we intend to distribute our products primarily through veterinarians, a substantial segment of the potential market may not be reached and we may not be able to offer our products at prices which are competitive with those of companies that distribute their products through retail channels.

     Center's human allergy immunotherapy products compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Center and more established marketing, sales, distribution and service organizations than Center Pharmaceuticals, Inc. The bovine vaccines sold by Diamond to AgriLabs compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and more established marketing, sales, distribution and service organizations than AgriLabs.

                                    EMPLOYEES

     As of December 31, 1999, we and our subsidiaries employed 463 full-time persons, of whom 165 were in manufacturing, quality control, shipping and receiving, and materials management, 92 were in research, development and regulatory affairs, 73 were in management, finance, administration, legal, information systems, human resources and facilities management, 89 were in sales, marketing and customer service and 44 were in the diagnostic laboratories. None of our employees is covered by a collective bargaining agreement, and we believe employee relations are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 20, 2000 are as follows:

NAME                           AGE    POSITION
----                           ---    --------

Robert B. Grieve, Ph.D.        48     Vice Chairman and Chief Executive Officer
James H. Fuller                55     President and Chief Operating Officer
Ronald L. Hendrick             54     Executive Vice President, Chief Financial Officer and Secretary
Paul S. Hudnut                 41     Executive Vice President
Guiseppe Miozzari, Ph.D.       53     Managing Director, Heska Europe
Dan T. Stinchcomb, Ph.D.       46     Executive Vice President, Research and Development

     Robert B. Grieve, Ph.D., a founder of the Company, currently serves as Chief Executive Officer and Vice Chairman of the Board of Directors. Dr. Grieve was named Chief Executive Officer effective January 1, 1999 and Vice Chairman effective March 1992. Dr. Grieve also served as Chief Scientific Officer from December 1994 to January 1999 and Vice President, Research and Development, from March 1992 to December 1994. He has been a member of the Company's Board of Directors since 1990. He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

     James H. Fuller is President and Chief Operating Officer of the Company. He joined the Company in January 1999. Prior to joining the Company, Mr. Fuller served as Corporate Vice President of Allergan, Inc., a leading specialty pharmaceutical company, from 1994 through 1998. Prior to that, Mr. Fuller served in a number of sales and marketing positions at Allergan since 1974. He holds M.S. and B.S. degrees from the University of Southern California.

     Ronald L. Hendrick is Executive Vice President, Chief Financial Officer and Secretary of the Company. He joined the Company in December 1998. Prior to joining the Company, Mr. Hendrick was Executive Vice President and Chief Financial Officer of Xenometrix, Inc., a human biotechnology concern, from 1995 until December 1998. Prior to that, Mr. Hendrick served as Vice President and Corporate Controller at Alexander & Alexander Services, Inc., a NYSE financial services firm, from 1993 until 1995, and before that he was Vice President and Corporate Controller, Adolph Coors Company. Mr. Hendrick is a Certified Public Accountant. He holds a M.B.A. from the University of Colorado and a B.A. degree from Michigan State University.

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

     Giuseppe Miozzari, Ph.D., joined the Company as Managing Director, Heska Europe in March 1997. From 1980 to March 1997, Dr. Miozzari served in senior research positions with Novartis, most recently as the Head of Research of the Animal Health Sector and prior to that, from 1980 to 1983, as Head of the Molecular Biology Research Unit in the Pharmaceuticals Division. Dr. Miozzari also served as Novartis' designate on the Board of Directors of the Company from April 1996 to March 1997.

Dr. Miozzari holds Ph.D. and Dipl. Sc. Nat. degrees from the Federal Institute of Technology (ETH) in Zurich, Switzerland.

     Dan T. Stinchcomb, Ph.D., was appointed Executive Vice President, Research and Development in December 1999. He previously was appointed Vice President, Research, in December 1998. He joined Heska in May 1996 as Vice President, Biochemistry and Molecular Biology. Prior to joining the Company, from July 1993 until May 1996, Dr. Stinchcomb was employed by Ribozyme Pharmaceuticals, Inc., most recently as Director of Biology Research. From 1988 until 1993, Dr. Stinchcomb held various positions with Synergen, Inc. Prior to joining Synergen, Dr. Stinchcomb was an Associate Professor in Cellular and Developmental Biology at Harvard University. He holds a Ph.D. degree from Stanford University and a B.A. degree from Harvard University.

ITEM 2. PROPERTIES.

     We currently lease an aggregate of approximately 64,000 square feet of administrative and laboratory space in four buildings located in Fort Collins, Colorado under leases expiring through 2005, with options to extend through 2010 for the larger facilities. We believe that our present Fort Collins facilities are adequate for our current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms should such facilities be needed in the future. Diamond's principal manufacturing facility in Des Moines, Iowa, consisting of 166,000 square feet of buildings on 34 acres of land, is owned by Diamond. Diamond also owns a 160-acre farm used principally for research purposes located in Carlisle, Iowa. Center owns its approximately 27,000 square foot facility in Port Washington, New York. The Company's European subsidiaries lease their facilities. We also currently lease approximately 19,500 square feet of office and manufacturing space in Waukesha, Wisconsin which we have vacated and are currently seeking to sublease.

ITEM 3. LEGAL PROCEEDINGS.

     In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California in which it alleges that we infringe a patent owned by Synbiotics relating to heartworm diagnostic technology. Discovery continues, and no trial date has been set. We have obtained legal opinions from our outside patent counsel that our heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of our internal evaluations. While we believe that we have valid defenses to Synbiotics' allegations and intend to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the Nasdaq National Market under the symbol "HSKA." The following table sets forth the intraday high and low prices for our common stock as reported by the Nasdaq National Market, for the periods indicated below.

                                           HIGH           LOW
                                         ---------     ---------

1998
    First Quarter......................  $  14.875     $   9.25
    Second Quarter.....................     16.75          8.75
    Third Quarter......................     11.938         5.125
    Fourth Quarter.....................      7.625         3.00

1999
    First Quarter......................      6.00          3.00
    Second Quarter.....................      5.125         2.25
    Third Quarter......................      3.938         2.00
    Fourth Quarter.....................      2.938         1.375

2000
    First Quarter (through March 20)...      6.00          2.063

     On March 20, 2000, the last reported sale price of our common stock was $4.75 per share. As of February 29, 2000, there were approximately 285 holders of record of our common stock and approximately 4,062 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.

                                                                                   YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                 1995          1996          1997          1998          1999
                                                               --------      --------      --------      --------      --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
       Products, net .....................................     $  4,719      $ 15,570      $ 26,725      $ 38,451      $ 50,291
       Research and development ..........................        2,230         1,946         2,578         1,321           885
                                                               --------      --------      --------      --------      --------
           Total revenues ................................        6,949        17,516        29,303        39,772        51,176
Costs and operating expenses:
       Cost of goods sold ................................        2,842        12,002        20,077        29,087        36,386
       Research and development ..........................        6,412        14,513        20,343        25,126        17,042
       Selling and marketing .............................          902         4,168         9,954        13,188        15,073
       General and administrative ........................        1,442         5,514        13,192        11,939        11,231
       Amortization of intangible assets and deferred
           compensation ..................................          278         1,289         2,500         2,745         2,228
       Purchased research and development ................           --            --         2,399            --            --
       Loss on assets held for disposition ...............           --            --            --         1,287         2,593
       Restructuring expense .............................           --            --            --         2,356         1,210
                                                               --------      --------      --------      --------      --------
           Total costs and operating expenses ............       11,876        37,486        68,465        85,728        85,763
                                                               --------      --------      --------      --------      --------
Loss from operations .....................................       (4,927)      (19,970)      (39,162)      (45,956)      (34,587)
Other income (expense) ...................................           19           721           298         1,682        (1,249)
                                                               --------      --------      --------      --------      --------
Net loss .................................................     $ (4,908)     $(19,249)     $(38,864)     $(44,274)     $(35,836)
                                                               ========      ========      ========      ========      ========
Basic net loss per share .................................                                               $  (1.79)     $  (1.31)
                                                                                                         ========      ========
Unaudited pro forma basic net loss per share(1) ..........                   $  (1.53)     $  (2.42)
                                                                             ========      ========

Shares used to compute basic net loss per share and
       unaudited pro forma basic net loss per share ......                     12,609        16,042        24,693        27,290

                                                                                      DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                            1995            1996          1997           1998           1999
                                                          ---------      ---------      ---------      ---------      ---------
                                                                                    (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and marketable securities ....     $   6,849      $  23,721      $  28,752      $  51,930      $  23,981
Working capital .....................................         6,843         24,224         31,461         51,947         28,234
Total assets ........................................        11,291         45,651         69,020         98,054         71,168
Long-term obligations ...............................           903          5,077         10,754         11,367          5,346
Accumulated deficit .................................       (14,379)       (33,628)       (72,492)      (116,766)      (152,602)
Total stockholders' equity ..........................         7,414         32,671         43,850         67,114         45,439

-----------

(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma basic net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including those set forth below under "--Factors that May Affect Results" that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

OVERVIEW

     We are primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of our companion animal products, our primary manufacturing subsidiary, Diamond also manufactures bovine vaccine products and pharmaceutical products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by us, our subsidiaries, Center and CMG, also manufacture and sell human allergy products. We also offer diagnostic services to veterinarians at our Fort Collins, Colorado location.

     From our inception in 1988 until early 1996, our operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, we had not received any revenues from the sale of products. During 1996, we grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. We accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support our products introduced in 1996, and designing and implementing more sophisticated operating and information systems. We also expanded the scope and level of our scientific and business development activities, increasing the opportunities for new products. In 1997, we introduced 13 additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in England and CMG in Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of our acquisitions during this period was accounted for under the purchase method of accounting and accordingly, our financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, we established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing our European operations.

     During the first quarter of 1998 we acquired a manufacturer and marketer of patient monitoring devices. The financial results of this entity have been consolidated with ours under the pooling-of-interests accounting method for all periods presented. These operations were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999, and our facility in Waukesha, Wisconsin was closed.

     In December 1999, we announced our intent to sell our subsidiary in the United Kingdom, Heska UK. The sale was completed in March 2000. In 1999, we recorded a loss on disposition of approximately $1.0 million related to the sale of Heska UK.

     We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from inception in 1988 through December 31, 1999 have totaled $152.6 million.

     Our ability to achieve profitable operations will depend primarily upon our ability to successfully market our products, commercialize products that are currently under development and develop new products. Most of our products are subject to long development and regulatory approval cycles, and there can be no assurance that we will successfully develop, manufacture or market these products. There can also be no assurance that we will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms. See the discussion later in this section titled "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Year Ended December 31, 1999

     Total revenues, which include product and research and development revenues, increased 29% to $51.2 million in 1999 compared to $39.8 million in 1998. Product revenues increased 31% to $50.3 million in 1999 compared to $38.5 million in 1998. The growth in revenues during 1999 was primarily due to sales of new products introduced during 1999 and increased sales of our existing products. Sales to one customer, Bayer, represented 12% of total revenues in 1999 and are expected to decline in future years due to the expiration in February 2000 of a take-or-pay contract with Bayer. It is expected that a portion of these sales will be replaced under an agreement for the sale of certain new vaccines to AgriLabs for distribution by Bayer and others.

     Revenues from sponsored research and development decreased to $900,000 in 1999 from $1.3 million in 1998. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones. We may engage in additional sponsored research if such projects become available and are consistent with our research priorities.

     Cost of goods sold totaled $36.4 million in 1999 compared to $29.1 million in 1998, and the resulting gross profit from product sales for 1999 increased to $13.9 million from $9.4 million in 1998. Our gross margin percentage was 28% in 1999, compared to 24% in 1998. During 1999, the gross profit margin improved as our product mix included a higher percentage of proprietary products with higher gross profit margins. Also during fiscal 1999, we eliminated certain product lines that did not meet gross profit expectations. We believe that gross profit margins as a percentage of revenues will improve in future years, as more of our proprietary diagnostic, vaccine and pharmaceutical products are approved by the applicable regulatory bodies and achieve market acceptance.

     Research and development expenses decreased to $17.0 million in 1999 from $25.1 million in 1998. The decrease in 1999 was primarily due to reductions in our internal research and development activities, resulting from our restructuring in December 1998, and our decision to eliminate or defer research projects which appeared to have greater long-term risk or lower market potential. Research and development expenses are expected to decrease as a percentage of total revenues in future years.

     Selling and marketing expenses increased to $15.1 million in 1999 from $13.2 million in 1998. This increase reflects primarily the expansion of our sales and marketing organization and costs associated with the introduction and marketing of new products. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales personnel and expenses of product advertising and promotion. We expect selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $11.2 million in 1999 from $11.9 million in 1998. The decrease in 1999 was primarily due to reductions in staffing and expenditures, resulting from our restructuring in December 1998. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation decreased to $2.2 million in 1999 from $2.7 million in 1998. Intangible assets resulted primarily from our 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in 1999 of approximately $629,000 compared to $736,000 in 1998. In connection with the grant of certain stock options in 1997 and 1996, we recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period. We expect to incur a non-cash charge to operations as a result of option grants outstanding at December 31, 1999 of approximately $574,000 and $74,000 per year for 2000 and 2001, respectively, for amortization of deferred compensation.

     The loss on assets held for disposition of $2.6 million recorded in 1999 reflects the write-down of certain tangible and intangible assets to their expected net realizable values. Included in the loss was $1.0 million related to the sale of Heska UK, a write-off of $580,000 in book value of assets held for sale resulting from our decision to discontinue contract manufacturing of certain low margin human healthcare products for third parties at Diamond and a write-off of $1.0 million in book value of certain intangible and tangible assets no longer considered strategic and held for sale or other disposition.

     During the third quarter of 1999, we recognized a charge to operations of approximately $1.2 million related to our decision to consolidate the operations of our Waukesha, Wisconsin facility into our existing operations in Fort Collins, Colorado and Des Moines, Iowa. The charge was primarily for personnel severance costs and the cost of closing the facility in Waukesha, Wisconsin.

     Interest income decreased to $1.6 million in 1999 from $3.2 million in 1998 as a result of reduced cash available for investment as we funded our business operations. Interest income is expected to decline in the future as we continue to use cash to fund our business operations. Interest expense decreased slightly to $1.9 million in 1999 from $2.0 million in 1998. Other expense of nearly $1.0 million in 1999 is due primarily to the loss realized on the sale of certain long-term, interest-bearing government securities.

Year Ended December 31, 1998

     Total revenues, which include product and research and development revenues, increased 36% to $39.8 million in 1998 compared to $29.3 million in 1997. Product revenues increased 44% to $38.5 million in 1998 compared to $26.7 million in 1997. The growth in revenues during 1998 was primarily due to sales of new products introduced during 1998, increased sales of our existing products and from consolidating revenues of Center and CMG subsequent to their acquisitions in July 1997 and September 1997, respectively. Sales to one customer, Bayer, represented 15% of total revenues in 1998.

     Revenues from sponsored research and development decreased to $1.3 million in 1998 from $2.6 million in 1997. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $29.1 million in 1998 compared to $20.1 million in 1997, and the resulting gross profit from product sales for 1998 increased to $9.4 million from $6.6 million in 1997. Our gross margin percentage was 24% in 1998, compared to 25% in 1997. Gross profit margins in 1998 were adversely affected by inventory write-downs of approximately $1.5 million during the year. Without these inventory write-downs, gross profit margins would have been 28%.

     Research and development expenses increased to $25.1 million in 1998 from $20.3 million in 1997. The increase in 1998 was primarily due to increases in the level and scope of our internal research and development activities, expenses related to new collaborative agreements and licenses to support research efforts for potential products to be developed by us.

     Selling and marketing expenses increased to $13.2 million in 1998 from $10.0 million in 1997. This increase reflects primarily the expansion of our sales and marketing organization and costs associated with the introduction and marketing of new products.

     General and administrative expenses decreased to $11.9 million in 1998 from $13.2 million in 1997. The decrease in 1998 was primarily due to a one-time charge in 1997 relating to a supply agreement termination fee.

     Amortization of intangible assets and deferred compensation increased to $2.7 million in 1998 from $2.5 million in 1997. Intangible assets resulted primarily from our 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in 1998 of approximately $736,000 compared to $645,000 in 1997. In connection with the grant of certain stock options in 1997 and 1996, we deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998, we also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, will be recognized over the service period.

     The loss on assets held for sale recorded in 1998 reflects the write-down of certain tangible and intangible assets to their expected net realizable values.

     In December 1998, we completed a cost reduction and restructuring plan. The restructuring was based on our determination that, while revenues had been increasing steadily, we believed that reducing expenses was necessary in order to accelerate our efforts to reach profitability. In connection with the restructuring, we recognized a charge to operations in 1998 of approximately $2.4 million. These expenses primarily related to personnel severance costs and costs associated with excess facilities and equipment.

     Interest income increased to $3.2 million in 1998 from $1.6 million in 1997 as a result of increased cash available for investment arising from the proceeds from our IPO in July 1997, the follow-on offering completed in March 1998 and the private placement of common stock in July 1998. Interest expense increased to $2.0 million in 1998 from $1.4 million in 1997 due to increases in debt financing for laboratory and manufacturing equipment and debt related to our 1997 business acquisitions.

Year Ended December 31, 1997

     Total revenues, which include product and research and development revenues, increased 67% to $29.3 million in 1997 compared to $17.5 million in 1996. Product revenues increased 71% to $26.7 million in 1997 compared to $15.6 million in 1996. The growth in revenues during 1997 was primarily due to new product introductions, increased sales of our existing products and from consolidating revenues of Diamond, Center and CMG subsequent to their acquisitions in April 1996, July 1997 and September 1997, respectively. Sales to one customer, Bayer, represented 21% of total revenues in 1997.

     Revenues from sponsored research and development increased to $2.6 million in 1997 from $1.9 million in 1996. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

     Cost of goods sold totaled $20.1 million in 1997 compared to $12.0 million in 1996, and the resulting gross profit for 1997 increased to $6.6 million from $3.6 million in 1996. Our gross profit margin from product sales was 25% in 1997, compared to 23% in 1996.

     Research and development expenses increased to $20.3 million in 1997 from $14.5 million in 1996. The increase in 1997 was primarily due to increases in the level and scope of our internal research and development activities, expenses related to new collaborative agreements and licenses to support research efforts for potential products to be developed by us.

     Selling and marketing expenses increased to $10.0 million in 1997 from $4.2 million in 1996. This increase reflects primarily the expansion of our sales and marketing organization and costs associated with the introduction and marketing of new products.

     General and administrative expenses increased to $13.2 million in 1997 from $5.5 million in 1996. The increase in 1997 primarily resulted from the growth of accounting and finance, human resources, legal, administrative, information systems and facilities operations to support our increased business, financing and financial reporting requirements. General and administrative expenses for 1997 include a one-time charge of $750,000 for the termination of a supply agreement.

     Amortization of intangible assets and deferred compensation increased to $2.5 million in 1997 from $1.3 million in 1996. Intangible assets resulted primarily from our 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in 1997 of approximately $645,000 compared to $188,000 in 1996. In connection with the grant of certain stock options in 1997 and 1996, we recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant.

     Purchased research and development expenses of $2.4 million for 1997 reflect a one-time non-cash charge related to the acquisition in May 1997 of a development stage company.

     Interest income increased to $1.6 million in 1997 from $1.4 million in 1996 as a result of increased cash available for investment resulting from the proceeds from our IPO. Interest expense increased to $1.4 million in 1997 from $500,000 in 1996 due to increases in debt financing for laboratory and manufacturing equipment and debt related to our 1996 and 1997 business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity at December 31, 1999 was $24.0 million in cash, cash equivalents and marketable securities. The source of these funds was primarily attributable to our public offering of common stock in December 1999, which provided us with net proceeds of approximately $13.3 million, our follow-on public offering of common stock in March 1998 and the July 1998 private placement of common stock, which provided us with net proceeds of approximately $48.6 million and $15.0 million, respectively. As additional sources of liquidity, we and our subsidiaries have secured lines of credit totaling approximately $2.9 million, against which borrowings of approximately $1.2 million were outstanding at December 31, 1999. These financing facilities are secured by our assets and those of our respective subsidiaries, and by corporate guarantees of Heska. We expect to seek additional asset-based borrowing facilities.

     Net cash used in operating activities was $33.2 million in 1999, compared to $38.1 million in 1998. Accounts receivable increased by $3.0 million in 1999 as a result of the increase in product sales. Inventory levels increased by $1.8 million in 1999, primarily to support increased sales of existing products and inventory build-up in anticipation of new product introductions.

     Net cash flows from investing activities provided us with $20.3 million during 1999, compared to a use of $34.6 million in 1998. The cash provided in 1999 resulted from the sale of marketable securities and was used to fund our current year operations. Expenditures for property and equipment totaled $3.3 million for 1999 compared to $6.5 million in 1998. We have historically used, and anticipate that we will continue, to use capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $2.0 million in 2000 for capital equipment, including expenditures to upgrade certain manufacturing operations to improve efficiencies and to assure ongoing compliance with regulatory requirements. We expect to finance these expenditures through equipment leases and secured debt facilities, where possible.

     Net cash flows from financing activities generated $8.4 million in cash in 1999, compared to $67.9 million in 1998. The primary source of cash in 1999 was the public offering of common stock in December which provided us with net proceeds of approximately $13.3 million. We also borrowed an additional $971,000 under our available credit facilities. We used cash to repay $6.5 million of debt and capital lease obligations.

     Our primary short-term needs for capital, which are subject to change, are for our continuing research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to our business and the results of competition.

     We believe that our available cash, cash from operations and available borrowings will be sufficient to satisfy our projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy our cash requirements, we will need to raise additional capital to continue our business operations. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit our operations and strategies.

     As of December 31, 1999, one of the Company's wholly-owned subsidiaries, Diamond, did not meet certain financial covenants contained in its existing $2,500,000 line of credit agreement. The commercial bank who provides the line of credit waived the covenant non-compliance as of December 31, 1999. The Company has reflected the $917,000 outstanding under the existing agreement as current in its financial statements. The Company has received a proposal for a new, larger corporate line of credit with the same commercial bank. The commitment is subject to a number of closing conditions. Management believes that such conditions will be satisfactorily met, however there can be no assurance the new line of credit facility will close. Under the terms and covenants of the proposed facility, the Company would have been in compliance as of December 31, 1999.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1999, we had a net operating loss carryforward of approximately $127.5 million and approximately $2.7 million of research and development tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2019. Our acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the amount of NOL's incurred prior to the merger that we may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of R&D tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our total NOL carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued SAB No. 101, Revenue Recognition. SAB 101 clarifies the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by our first fiscal quarter of fiscal 2000. We are currently reviewing the guidelines provided in SAB 101, and believe that SAB 101 will not significantly affect our results of operations.

     We do not expect the adoption of any standards recently issued by the Financial Accounting Standards Board or the Securities and Exchange Commission to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

     We have incurred net losses since our inception. At December 31, 1999, our accumulated deficit was $152.6 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

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

     Many of the products we develop and market are subject to regulation by one or more of the USDA, FDA, EPA and foreign regulatory authorities. The development and regulatory approval activities necessary to bring new products to market are time-consuming and costly. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approvals necessary to introduce new products or to market them. We cannot assure you that the USDA, FDA, EPA or foreign regulatory authorities will issue regulatory clearance or new product approvals on a timely basis, or at all. Any acquisitions of new products and technologies may subject us to additional government regulation. If we do not secure the necessary regulatory approvals for our products, our business could be substantially harmed.

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

     We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash from operations and available borrowings will be sufficient to satisfy our projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thus, we may need to raise additional capital to fund our research and development, manufacturing, sales and marketing activities. Our future liquidity and capital requirements will depend on numerous factors, including:

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

     We currently derive a substantial portion of our revenues from Diamond, which manufactures certain of our products and products for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 12% of total revenues in 1999 under the terms of a take-or-pay contract that expired in February 2000. If this customer does not continue to purchase from Diamond and if we fail to replace the lost revenues with revenues from other customers, our business could be substantially harmed.

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

     The market in which we operate is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer Inc., Schering Plough Corporation, Pharmacia & Upjohn, Inc. and IDEXX Laboratories, Inc., have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than us. Our competitors offer broader product lines and have greater name recognition than we do. We cannot assure you that our competitors will not develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we cannot assure you that we will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our business could be substantially harmed.

We have granted third parties substantial marketing rights to our products under development.

     We have granted marketing rights to certain products under development to third parties, including Novartis, Bayer, Eisai and Ralston Purina. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under the Novartis trade name any flea control vaccine or feline heartworm vaccine we develop on or before December 31, 2005. We have retained the right to co-exclusively manufacture and market these products throughout the world under our own trade names. Accordingly, we and Novartis may become direct competitors, with each party sharing revenues on the other's sales. We have also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology we develop or acquire for either companion animal or food animal applications, we must first offer Novartis such rights. In Japan, Novartis also has the exclusive right, upon regulatory approval, to distribute our (a) heartworm diagnostics, (b) trivalent and bivalent feline vaccines and (c) certain other Heska products. Bayer has exclusive marketing rights to our canine heartworm vaccine, except in countries where Eisai has such rights. Eisai has exclusive rights in Japan and most countries in East Asia to market our feline and canine heartworm vaccines, our feline and canine flea control vaccine and our feline toxoplasmosis vaccine. In addition, we granted Ralston Purina the exclusive rights to develop and commercialize our discoveries, know-how and technologies in various pet food products.

     Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We cannot assure you that Novartis, Bayer, Eisai or Ralston Purina or any other collaborative party will devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent Novartis, Bayer, Eisai or Ralston Purina or any other collaborative party from pursuing alternative technologies or products that may compete with our products. If we fail to develop and maintain our own marketing capabilities, we may find it necessary to continue to rely on potential or actual competitors for third-party marketing assistance. Third party marketing assistance may not be available in the future on reasonable terms, if at all.

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology and this litigation remains ongoing. We cannot assure you that we will not become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

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

     We currently rely on third parties to manufacture those products we do not manufacture at our Diamond or Center facilities. We currently have supply agreements with Atrix Laboratories, Inc. for our canine periodontal disease therapeutic and with Quidel Corporation for certain manufacturing services relating to our point-of-care diagnostic tests. Third parties also manufacture our patient monitoring instruments and associated consumable products. We cannot assure you that these partners will manufacture products to regulatory standards and our specifications in a cost-effective and timely manner. If one or more of our suppliers experiences delays in scaling up commercial manufacturing, fails to produce a sufficient quantity of products to meet market demand, or requests renegotiation of contract prices, our business could be substantially harmed. While we typically retain the right to manufacture products ourselves or contract with an alternative supplier in the event of a manufacturer's breach, any transfer of production would cause significant production delays and additional expense to us to scale up production at a new facility and to apply for regulatory licensure at that new facility. In addition, we cannot assure you that suitable manufacturing partners or alternative suppliers will be available for our products under development if present arrangements are not satisfactory.

Our manufacturing facilities are subject to governmental regulation.

     Our manufacturing facilities and those of any third-party manufacturers we may use are subject to the requirements of and periodic regulatory inspections by one or more of the FDA, USDA and other federal, state and foreign regulatory agencies. We cannot assure you that we or our contractors will continue to satisfy these regulatory requirements. Any failure to do so could substantially harm our business, financial condition or results of operations. We cannot assure you that we will not incur significant costs to comply with laws and regulations in the future or that new laws and regulations will not substantially harm our business.

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

We must manage our growth effectively.

     We anticipate that our business will grow as we develop and commercialize new products, and that this growth will result in an increase in responsibilities for both existing and new management personnel. In order to manage growth effectively, we will need to continue to implement and improve our operational, financial and management information systems, to train, motivate and manage our current employees and to hire new employees. We cannot assure you that we will be able to manage our expansion effectively. Failure to do so could substantially harm our business.

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

     Our directors, executive officers and entities affiliated with them own approximately 39% of our outstanding common stock. Three of our major stockholders, Charter Ventures, Novartis and Volendam, who together own approximately 33% of our outstanding common stock, have entered into a voting agreement dated as of April 12, 1996 whereby each agreed to collectively vote its shares in such a manner so as to ensure that each major stockholder was represented by one member on our Board of Directors. The voting agreement terminates on December 31, 2005 unless prior to that date any of the investors ceases to beneficially hold 2,000,000 shares of our voting stock, at which time the voting agreement will terminate. Our major stockholders, acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may have interests different from, or in addition to, those of non-affiliated stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At December 31, 1999, approximately $5.6 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 9.6%. The lines of credit mature from January 2000 through September 2001 and are subject to annual renewal. We may pay the balance in full at any time without penalty. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. Additionally, we monitor interest rates and at December 31, 1999 had sufficient cash balances to pay off the lines-of-credit should interest rates increase significantly. As a result, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, financial position or cash flows.

Foreign Currency Risk

     At December 31, 1999, we had wholly-owned subsidiaries located in England, Switzerland and France. Sales from these operations are denominated in British Pounds, Swiss Francs, French Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate, Swiss/U.S. exchange rate, French/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound, Swiss Franc, French Franc or Euro. In March 2000, we sold our wholly-owned subsidiary in England.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----

Report of Independent Public Accountants..........................................................................     33

Consolidated Balance Sheets as of December 31, 1998 and 1999......................................................     34

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1997,
    1998 and 1999.................................................................................................     35

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999..............     36

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999........................     37

Notes to Consolidated Financial Statements........................................................................     38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Heska Corporation:

     We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Denver, Colorado
January 28, 2000.

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            ASSETS

                                                                                                          DECEMBER 31,
                                                                                                    ------------------------
                                                                                                       1998           1999
                                                                                                    ---------      ---------

Current assets:
        Cash and cash equivalents .............................................................     $   5,921      $   1,499
        Marketable securities .................................................................        46,009         22,482
        Accounts receivable, net of allowance for doubtful accounts of $93 and
          $188, respectively ..................................................................         6,659          9,652
        Inventories, net ......................................................................        12,197         13,957
        Other current assets ..................................................................           734          1,027
                                                                                                    ---------      ---------
             Total current assets .............................................................        71,520         48,617
Property and equipment, net ...................................................................        21,226         19,574
Intangible assets, net ........................................................................         4,311          1,629
Restricted marketable securities and other assets .............................................           997          1,348
                                                                                                    ---------      ---------
             Total assets .....................................................................     $  98,054      $  71,168
                                                                                                    =========      =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable ......................................................................     $   7,542      $   6,928
        Accrued liabilities ...................................................................         3,871          4,369
        Deferred revenue ......................................................................           656            930
        Current portion of capital lease obligations ..........................................           562            604
        Current portion of long-term debt .....................................................         6,942          7,552
                                                                                                    ---------      ---------
             Total current liabilities ........................................................        19,573         20,383
Capital lease obligations, less current portion ...............................................         1,129            718
Long-term debt, less current portion ..........................................................        10,162          4,428
Other long-term liabilities ...................................................................            76            200
                                                                                                    ---------      ---------
             Total liabilities ................................................................        30,940         25,729
                                                                                                    ---------      ---------
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $.001 par value, 25,000,000 shares authorized; none outstanding ......            --             --
        Common stock, $.001 par value, 40,000,000 shares authorized; 26,458,424 and
             33,436,669 shares issued and outstanding, respectively ...........................            26             33
        Additional paid-in capital ............................................................       185,163        199,156
        Deferred compensation .................................................................        (1,277)          (648)
        Stock subscription receivable from officers ...........................................          (120)          (124)
        Accumulated other comprehensive income ................................................            88           (376)
        Accumulated deficit ...................................................................      (116,766)      (152,602)
                                                                                                    ---------      ---------
             Total stockholders' equity .......................................................        67,114         45,439
                                                                                                    ---------      ---------
             Total liabilities and stockholders' equity .......................................     $  98,054      $  71,168
                                                                                                    =========      =========

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                         1997          1998         1999
                                                                                       --------      --------     --------
Revenues:
      Products, net ..............................................................     $ 26,725      $ 38,451     $ 50,291
      Research and development ...................................................        2,578         1,321          885
                                                                                       --------      --------     --------
                                                                                         29,303        39,772       51,176
Costs and operating expenses:
      Cost of goods sold .........................................................       20,077        29,087       36,386
      Research and development ...................................................       20,343        25,126       17,042
      Selling and marketing ......................................................        9,954        13,188       15,073
      General and administrative .................................................       13,192        11,939       11,231
      Amortization of intangible assets and deferred compensation ................        2,500         2,745        2,228
      Purchased research and development .........................................        2,399            --           --
      Loss on assets held for disposition ........................................           --         1,287        2,593
      Restructuring expense ......................................................           --         2,356        1,210
                                                                                       --------      --------     --------
                                                                                         68,465        85,728       85,763
                                                                                       --------      --------     --------
Loss from operations .............................................................      (39,162)      (45,956)     (34,587)
Other income (expense):
      Interest income ............................................................        1,571         3,183        1,611
      Interest expense ...........................................................       (1,364)       (2,009)      (1,857)
      Other, net .................................................................           91           508       (1,003)
                                                                                       --------      --------     --------
Net loss .........................................................................      (38,864)      (44,274)     (35,836)
                                                                                       --------      --------     --------
Other comprehensive income (loss):
      Foreign currency translation adjustments ...................................            1             2          (88)
      Unrealized gain (loss) on marketable securities ............................           --            85         (376)
                                                                                       --------      --------     --------
Other comprehensive income (loss) ................................................            1            87         (464)
                                                                                       --------      --------     --------
Comprehensive loss ...............................................................     $(38,863)     $(44,187)    $(36,300)
                                                                                       ========      ========     ========
Basic and diluted net loss per share .............................................                   $  (1.79)    $  (1.31)
                                                                                                     ========     ========
Unaudited pro forma basic and diluted net loss per share .........................     $  (2.42)
                                                                                       ========
Shares used to compute basic and diluted net loss per share and unaudited pro
   forma basic and diluted net loss per share ....................................       16,042        24,693       27,290

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                   PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                                                  -------------------   -----------------    PAID-IN      DEFERRED
                                                                  SHARES     AMOUNT     SHARES   AMOUNT      CAPITAL    COMPENSATION
                                                                  ------    ---------   ------  ---------   ---------   ------------

     Balances, December 31, 1996 ..............................   10,460    $  62,588    1,570  $       1   $   4,903     $  (1,075)
       Issuance of common stock for cash ......................       --           --       89         --       1,342            --
       Issuance of common stock for stock subscription
         receivable ...........................................       --           --       25         --          30            --
       Issuance of preferred stock related to business
         acquisitions .........................................      124        1,236       --         --          --            --
       Issuance of common stock related to business
         acquisitions .........................................       --           --      454         --       2,656            --
       Issuance of common stock upon the Company's initial
         public offering ("IPO"), net .........................       --           --    5,638          6      43,867            --
       Conversion of preferred stock into common stock
         upon the IPO .........................................  (10,584)     (63,824)  11,289         11      63,813            --
       Issuance of common stock for services ..................       --           --        1         --          --            --
       Cashless exercise of warrants to purchase common
         stock ................................................       --           --        5         --          --            --
       Issuance of common stock related to options and
         the Employee Stock Purchase Plan (the "ESPP")  .......       --           --      420          1         299            --
       Interest on stock subscription receivable ..............       --           --       --         --          --            --
       Foreign currency translation adjustments ...............       --           --       --         --          --            --
       Deferred compensation related to stock options .........       --           --       --         --       1,537        (1,537)
       Amortization of deferred compensation ..................       --           --       --         --          --           645
       Net loss ...............................................       --           --       --         --          --            --
                                                                 -------    ---------   ------  ---------   ---------     ---------
    Balances, December 31, 1997 ...............................       --           --   19,491         19     118,447        (1,967)

       Issuance of common stock for cash ......................       --           --        3         --           6            --
       Issuance of common stock upon the Company's
         follow-on public offering, net .......................       --           --    5,250          5      48,595            --
       Issuance of common stock and warrants for cash .........       --           --    1,165          1      14,999            --
       Issuance of common stock in exchange for assets and
         in repayment of debt .................................       --           --      206         --       2,262            --
       Issuance of common stock for services ..................       --           --       32         --         461            --
       Cashless exercise of warrants to purchase common
         stock ................................................       --           --        5         --          --            --
       Issuance of common stock related to options, the
         ESPP and other .......................................       --           --      306          1         347            --
       Deferred compensation related to stock options .........       --           --       --         --          46           (46)
       Amortization of deferred compensation ..................       --           --       --         --          --           736
       Interest on stock subscription receivable ..............       --           --       --         --          --            --
       Payments received on stock subscription receivable .....       --           --       --         --          --            --
       Foreign currency translation adjustments ...............       --           --       --         --          --            --
       Unrealized gain on marketable securities ...............       --           --       --         --          --            --
       Net loss ...............................................       --           --       --         --          --            --
                                                                 -------    ---------   ------  ---------   ---------     ---------
     Balances, December 31, 1998 ..............................       --           --   26,458         26     185,163        (1,277)

       Issuance of common stock for services ..................       --           --       17         --         116            --
       Cashless exercise of warrants to purchase common
         stock ................................................       --           --        5         --          --            --
       Issuance of common stock upon the Company's
         follow-on public offering, net .......................       --           --    6,500          7      13,282            --
       Issuance of common stock related to options, the
         ESPP and other .......................................       --           --      457         --         595            --
       Amortization of deferred compensation ..................       --           --       --         --          --           629
       Interest on stock subscription receivable ..............       --           --       --         --          --            --
       Payments received on stock subscription receivable .....       --           --       --         --          --            --
       Foreign currency translation adjustments ...............       --           --       --         --          --            --
       Unrealized loss on marketable securities ...............       --           --       --         --          --            --
       Net loss ...............................................       --           --       --         --          --            --
                                                                 -------    ---------   ------  ---------   ---------     ---------
     Balances, December 31, 1999 ..............................       --    $      --   33,437  $      33   $ 199,156     $    (648)
                                                                 =======    =========   ======  =========   =========     =========

                                                                                   ACCUMULATED
                                                                     STOCK           OTHER                       TOTAL
                                                                  SUBSCRIPTION    COMPREHENSIVE ACCUMULATED   STOCKHOLDERS'
                                                                   RECEIVABLE        INCOME       DEFICIT        EQUITY
                                                                   ----------        ------      ---------      ---------

     Balances, December 31, 1996 ..............................    $    (118)     $      --      $ (33,628)     $  32,671
       Issuance of common stock for cash ......................           --             --             --          1,342
       Issuance of common stock for stock subscription
         receivable ...........................................          (30)            --             --             --
       Issuance of preferred stock related to business
         acquisitions .........................................           --             --             --          1,236
       Issuance of common stock related to business
         acquisitions .........................................           --             --             --          2,656
       Issuance of common stock upon the Company's initial
         public offering ("IPO"), net .........................           --             --             --         43,873
       Conversion of preferred stock into common stock
         upon the IPO .........................................           --             --             --             --
       Issuance of common stock for services ..................           --             --             --             --
       Cashless exercise of warrants to purchase common
         stock ................................................           --             --             --             --
       Issuance of common stock related to options and
         the Employee Stock Purchase Plan (the "ESPP") ........           --             --             --            300
       Interest on stock subscription receivable ..............          (10)            --             --            (10)
       Foreign currency translation adjustments ...............           --              1             --              1
       Deferred compensation related to stock options .........           --             --             --             --
       Amortization of deferred compensation ..................           --             --             --            645
       Net loss ...............................................           --             --        (38,864)       (38,864)
                                                                   ---------      ---------      ---------      ---------
    Balances, December 31, 1997 ...............................         (158)             1        (72,492)        43,850

       Issuance of common stock for cash ......................           --             --             --              6
       Issuance of common stock upon the Company's
         follow-on public offering, net .......................           --             --             --         48,600
       Issuance of common stock and warrants for cash .........           --             --             --         15,000
       Issuance of common stock in exchange for assets and
         in repayment of debt .................................           --             --             --          2,262
       Issuance of common stock for services ..................           --             --             --            461
       Cashless exercise of warrants to purchase common
         stock ................................................           --             --             --             --
       Issuance of common stock related to options, the
         ESPP and other .......................................           --             --             --            348
       Deferred compensation related to stock options .........           --             --             --             --
       Amortization of deferred compensation ..................           --             --             --            736
       Interest on stock subscription receivable ..............          (13)            --             --            (13)
       Payments received on stock subscription receivable .....           51             --             --             51
       Foreign currency translation adjustments ...............           --              2             --              2
       Unrealized gain on marketable securities ...............           --             85             --             85
       Net loss ...............................................           --             --        (44,274)       (44,274)
                                                                   ---------      ---------      ---------      ---------
     Balances, December 31, 1998 ..............................         (120)            88       (116,766)        67,114

       Issuance of common stock for services ..................           --             --             --            116
       Cashless exercise of warrants to purchase common
         stock ................................................           --             --             --             --
       Issuance of common stock upon the Company's
         follow-on public offering, net .......................           --             --             --         13,289
       Issuance of common stock related to options, the
         ESPP and other .......................................           --             --             --            595
       Amortization of deferred compensation ..................           --             --             --            629
       Interest on stock subscription receivable ..............           (7)            --             --             (4)
       Payments received on stock subscription receivable .....            3             --             --             --
       Foreign currency translation adjustments ...............           --            (88)            --            (88)
       Unrealized loss on marketable securities ...............           --           (376)            --           (376)
       Net loss ...............................................           --             --        (35,836)       (35,836)
                                                                   ---------      ---------      ---------      ---------
     Balances, December 31, 1999 ..............................    $    (124)     $    (376)     $(152,602)     $  45,439
                                                                   =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------
                                                                                         1997           1998           1999
                                                                                       ---------      ---------      ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss ...................................................................     $ (38,864)     $ (44,274)     $ (35,836)
      Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization ............................................         2,391          3,600          3,864
        Amortization of intangible assets and deferred compensation ..............         2,500          2,745          2,228
        Purchased research and development .......................................         2,399             --             --
        Loss (gain) on disposition of assets .....................................          (132)             2          2,215
        Interest receivable on stock subscription ................................           (10)           (13)            (7)
        (Increase) decrease in other long-term assets ............................            --             --         (1,092)
        Increase (decrease) in other long-term liabilities .......................           (14)           (37)           124
        Changes in operating assets and liabilities:
             Accounts receivable, net ............................................        (3,142)        (1,177)        (2,993)
             Inventories, net ....................................................        (2,951)        (1,608)        (1,760)
             Other assets ........................................................          (950)           406           (293)
             Accounts payable ....................................................         3,111          1,189           (614)
             Accrued liabilities .................................................         1,707            896            498
             Deferred revenue ....................................................        (1,129)           502            274
             Other ...............................................................            23           (352)           201
                                                                                       ---------      ---------      ---------
                  Net cash (used in) operating activities ........................       (35,061)       (38,121)       (33,191)
                                                                                       ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of businesses, net of cash acquired ...........................        (2,714)            --             --
      Cash (deposited in) withdrawn from restricted cash account .................          (238)            --            238
      Additions to intangible assets .............................................          (157)          (549)            --
      Purchase of marketable securities ..........................................       (18,718)      (123,842)       (21,229)
      Proceeds from sale of marketable securities ................................        18,342         96,248         44,300
      Proceeds from disposition of property and equipment ........................           343             --            262
      Purchases of property and equipment ........................................        (6,248)        (6,470)        (3,296)
                                                                                       ---------      ---------      ---------
                  Net cash provided by (used in) investing activities ............        (9,390)       (34,613)        20,275
                                                                                       ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock .....................................        45,515         64,505         13,884
      Proceeds from stock subscription receivable ................................            --             51              3
      Proceeds from borrowings ...................................................         5,528         10,171            971
      Repayments of debt and capital lease obligations ...........................        (2,537)        (6,804)        (6,464)
                                                                                       ---------      ---------      ---------
                  Net cash provided by financing activities ......................        48,506         67,923          8,394
                                                                                       ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................            (6)            53            100
                                                                                       ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................         4,049         (4,758)        (4,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................................         6,630         10,679          5,921
                                                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........................................     $  10,679      $   5,921      $   1,499
                                                                                       =========      =========      =========

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures bovine vaccine products and pharmaceutical products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by Heska, Heska's subsidiaries, Center Laboratories, Inc. ("Center") and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufacture and sell human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented. The operations of Heska Waukesha were combined with existing operations in Fort Collins, Colorado and Des Moines, Iowa during the fourth quarter of 1999. The Heska Waukesha facility was closed in December 1999.

     In late 1999, the Company announced its intent to sell Heska UK. The transaction was completed in March 2000. The Company recorded a loss on disposition of approximately $1.0 million during 1999 for this sale.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 1999 have totaled $152.6 million.

     The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and efficiently integrate acquired businesses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months.

Marketable Securities and Restricted Investments

     The Company classifies its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. During 1999, the Company recognized a loss in its financial statements of $943,000 on the sale of certain long-term U.S. government agency obligations. Unrealized gains or losses, if material, are included as a component of accumulated other comprehensive income.

     At December 31, 1998 these securities had an aggregate amortized cost, using specific identification, of $46.2 million, a maximum maturity of approximately ten years and consisted entirely of U.S. government agency obligations. At December 31, 1999 these securities had an aggregate amortized cost, using specific identification, of $23.1 million, a maximum maturity of approximately 4 years and consisted of $7.8 million of U.S. government agency obligations and $15.3 million of U.S. corporate commercial paper. The fair market value of marketable securities at December 31, 1998 and 1999 was approximately $46.3 million and $22.8 million, respectively. An unrealized gain of approximately

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$85,000 has been recorded as a component of accumulated comprehensive income within stockholders' equity as of December 31, 1998. An unrealized loss on its marketable securities invested in U.S. government agency obligations of approximately $291,000 has been recorded as a component of accumulated comprehensive income within stockholders' equity as of December 31, 1999. Marketable securities at both December 31, 1998 and 1999 included approximately $281,000 of restricted investments held as collateral for capital leases (See
Note 4) and $46.0 million and $22.5 million of short-term marketable securities, respectively.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities with financial institutions that management believes are creditworthy in the form of demand deposits, U.S. government agency obligations and U.S. corporate commercial paper. The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 1999, approximates the carrying value.

Inventories, net

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

     Inventories, net of provisions, consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1998        1999
                                                                 -------     -------

 Raw materials .............................................     $ 3,271     $ 3,436
 Work in process ...........................................       5,338       6,445
 Finished goods ............................................       3,588       4,076
                                                                 -------     -------
                                                                 $12,197     $13,957
                                                                 =======     =======

Derivative Instruments and Hedging Activities

     During 2001, the Company will adopt the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging criteria are met. The Company does not expect that the adoption of this Statement will have a material impact on its reported earnings or comprehensive income.

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

     The Company periodically reviews the appropriateness of the remaining life of its property, equipment and intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of these assets, the Company then assesses their overall recoverability by determining if the net book value can be recovered through undiscounted future operating cash flows. Absent any unfavorable findings, the Company continues to amortize and depreciate its property, equipment and intangible assets based on the existing estimated life. During 1999, the Company's review of property, equipment and intangible assets determined that a write-down to fair market value of $1.0 million for equipment and $372,000 for intangible assets was needed. These amounts were recorded as part of the loss on assets held for disposition in the accompanying statement of operations.

     Property and equipment consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                          ESTIMATED        ----------------------
                                                         USEFUL LIFE         1998          1999
                                                        --------------     --------      --------

Land ..............................................           N/A          $    435      $    435
Buildings .........................................     10 to 20 years        4,091         4,154
Machinery and equipment ...........................      3 to 15 years       20,431        22,503
Leasehold improvements ............................      7 to 15 years        3,404         3,482
                                                                           --------      --------
                                                                             28,361        30,574
Less accumulated depreciation and amortization ....                          (7,135)      (11,000)
                                                                           --------      --------
                                                                           $ 21,226      $ 19,574
                                                                           ========      ========

     Depreciation and amortization expense for property and equipment was $2.4 million, $3.6 million and $3.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Intangible assets consist of the following (in thousands):

                                                                  DECEMBER 31,
                                              ESTIMATED       --------------------
                                             USEFUL LIFE       1998          1999
                                            -------------     -------      -------

Take-or-pay contract ..................         37 months     $ 3,873      $    --
Customer lists and market presence ....           7 years       2,848        2,848
Other intangible assets ...............     2 to 10 years       2,594          394
                                                              -------      -------
                                                                9,315        3,242
Less accumulated amortization .........                        (5,004)      (1,613)
                                                              -------      -------
                                                              $ 4,311      $ 1,629
                                                              =======      =======

     The customer lists and market presence resulted from the Company's 1997 acquisitions. The remaining intangible assets resulted primarily from the acquisitions of certain lines of business and assets in 1996, 1997 and 1998. Amortization expense for intangible assets was $1.9 million, $2.0 million and $1.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Revenue Recognition

     Product revenues are recognized at the time goods are shipped to the customer, or at the time services are performed, with an appropriate provision for returns and allowances.

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition of advance payments received during the current year until research activities are performed or development milestones are completed. In connection with these sponsored research and development agreements, the Company has recognized $2.6 million, $1.3 million and $900,000 of research and development revenue for the years ended December 31, 1997, 1998 and 1999, respectively.

     In addition to its direct sales force and a contract sales force specializing in equine products, the Company utilizes both distributors and sales agency organizations to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory. Sales agents maintain inventories of goods on consignment from the Company and sell these goods on behalf of the Company to customers in the sales agents' territory. The Company recognizes revenue at the time goods are sold to the customers by the sales agents. Sales agents are paid a fee for their services, which include maintaining product inventories, sales activities, billing and collections. Fees earned by sales agents are netted against revenues generated by these entities.

     In December 1999, the SEC issued SAB No. 101, Revenue Recognition ("SAB 101"). SAB 101 clarifies the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company's first quarter of fiscal 2000. The Company is currently reviewing the guidelines provided in SAB 101, and believes that SAB 101 will not significantly affect its results of operations.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cost of Sales

     Royalties payable in connection with certain research, development and licensing agreements (See Note 9) are reflected in cost of sales as incurred.

Basic and Diluted Net Loss Per Share

     The Company presents basic and diluted net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting basic and diluted earnings per share. Also, the Company has adopted the guidance of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98 and related interpretations. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 1999, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 4,246,183 shares of the Company's common stock and warrants to purchase 1,165,000 shares of the Company's common stock.

     Due to the automatic conversion of all shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering in July 1997 (the "IPO"), historical basic and diluted net loss per common share for fiscal 1997 is not considered meaningful as it would differ materially from the pro forma basic and diluted net loss per common share and common stock equivalent shares given the changes in the capital structure of the Company.

     The Company has assumed the conversion of convertible preferred stock issued into 11,289 shares of common stock in 1997.

Foreign Currency Translation

     The functional currencies of the Company's international subsidiaries are the Pound Sterling ("pound"), the French Franc ("FRF") and the Swiss Franc ("CHF"). Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized in current operations. To date, the Company has not entered into any forward contracts or hedging transactions.

3.   BUSINESS ACQUISITION

     Acquisition of Heska Waukesha. In March 1998 the Company completed its acquisition of all of the outstanding shares of Heska Waukesha, a manufacturer and marketer of medical sensor products, in a transaction valued at approximately $8.9 million using the pooling-of-interests accounting method. The Company issued 639,622 shares of its common stock and also reserved an additional 147,898 shares of its common stock for issuance in connection with outstanding Heska Waukesha options that were assumed by the Company in the merger. Accordingly, in 1998, the consolidated financial statements of the Company were restated to include the accounts of Heska Waukesha for all prior periods presented. There were no adjustments required to the net assets or previously reported results of operations of the

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company or Heska Waukesha as a result of the adoption of the same accounting practices by the respective entities.

4.   CAPITAL LEASE OBLIGATIONS

     The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 1998 and 1999, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $2.3 million and $2.5 million and net book value of approximately $1.4 million and $1.2 million, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2004, at interest rates ranging from 4.05% to 20.00% per annum. The equipment under the capital leases serves as security for the leases.

     The Company has a capital lease with a commercial bank which requires the Company to pledge cash or investments as additional collateral for the lease. The lease agreement, which has a borrowing limit of $2.0 million calls for a collateral balance equal to 25% of the borrowed amount when the Company's annual revenues reach $28.0 million. The lease also requires the Company to maintain minimum levels of cash and cash equivalent balances throughout the term of the lease. At both December 31, 1998 and 1999, the Company was in compliance with all covenants of the master lease and held restricted U.S. Treasury Bonds of approximately $281,000 as additional collateral under the lease.

     The future annual minimum required payments under capital lease obligations as of December 31, 1999 were as follows (in thousands):


YEAR ENDING
DECEMBER 31,
------------
  2000 ....................................................................     $   687
  2001 ....................................................................         596
  2002 ....................................................................         106
  2003 ....................................................................          67
  2004 ....................................................................           6
                                                                                -------
      Total minimum lease payments ........................................       1,462
      Less amount representing interest ...................................        (140)
                                                                                -------
      Present value of net minimum lease payments .........................       1,322
      Less current portion ................................................        (604)
                                                                                -------
            Total long-term capital lease obligations .....................     $   718
                                                                                =======

5.   RESTRUCTURING EXPENSES

     In August 1999, the Company announced plans to consolidate its Heska Waukesha operations with existing operations in Fort Collins, Colorado and Des Moines, Iowa. This consolidation was based on the Company's determination that significant operating efficiencies could be achieved through the combined operations. The Company recognized a charge to operations of approximately $1.2 million for

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


this consolidation. These expenses related primarily to personnel severance costs for 40 individuals and the costs associated with facilities being closed and excess equipment, primarily at the Company's Waukesha, Wisconsin location. This facility was closed in December 1999.

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

     Shown below is a reconciliation of restructuring costs for the year ended December 31, 1999 (in thousands):

                                                                            Additions for the    Payments/Charges
                                                                Balance at  Fiscal Year Ended        through        Balance at
                                                               December 31,    December 31,         December 31,   December 31,
                                                                   1998            1999                1999            1999
                                                               ------------ -----------------    ---------------   ------------

    Severance pay, benefits and relocation expenses ....          $1,093          $  625             $(1,289)         $  429
    Noncancellable leased facility closure costs .......             430             350                 (86)            694
    Other ..............................................             108             235                (343)             --
                                                                  ------          ------             -------          ------
         Total .........................................          $1,631          $1,210             $(1,718)         $1,123
                                                                  ======          ======             =======          ======

     The balance of $1.6 million and $1.1 million is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 1998 and 1999, respectively.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                                                 DECEMBER 31,
                                                                                                             ------------------
                                                                                                               1998      1999
                                                                                                             --------  --------

Heska, Diamond, Center and Heska Waukesha obligations:
    Equipment financing due in monthly installments through November 2001, and final payments due March 2000 through January 2002, with stated interest rates between 14.0% and 18.1%, secured by certain equipment and fixtures ............................  $  6,957  $  5,817
Center obligations:
    Promissory note to former owner of Center due in July 2000, with quarterly interest payments at a
      stated interest rate of prime (7.75% and 8.5% at December 1998 and 1999, respectively) plus 0.75% ...     3,464     3,464
Diamond obligations:
    Promissory note to the Iowa Department of Economic Development ("IDED"), due in annual installments through June 2004, with a stated interest rate of 3.0% and a 9.5% imputed
      interest rate, net ..................................................................................       175        67
    Promissory note to the City of Des Moines, due in monthly installments through May 2004,
      with a stated interest rate of 3% and a 9.5% imputed interest rate, net .............................        97        97
    $2,000 and $2,500 commercial bank line of credit, due September 2001, with monthly interest payments
      at prime (7.75% and 8.5% at December 1998 and 1999, respectively) plus 1.75% ........................     1,749       917
    Real estate mortgage to a commercial bank, due in monthly installments through September 2003, with a stated interest rate of prime (7.75% and 8.5% at December 1998 and 1999, respectively)
      plus 1.75% ..........................................................................................     1,520     1,200
Heska Waukesha obligations:
    $800 commercial bank line of credit, with monthly interest payments at prime (7.75% at December 1998)
      plus 1.75%, paid in full in October 1999 ............................................................       800        --
    Note payable to bank, guaranteed by the Small Business Administration ("SBA"), with a stated
      interest rate of prime (7.75% at December 1998) plus 1.75%, paid in full in December 1999  ..........       350        --
    Note payable to the State of Wisconsin, with a stated interest rate of 5%, paid in full in
      April 1999 ..........................................................................................        50        --
    Unsecured note payable, with no stated interest rate, paid in full in May 1999 ........................        44        --
Heska obligations:
    Promissory notes to former Heska UK stockholders, with a stated interest rate of 4.5%,
      denominated in pounds sterling, paid in full in April 1999 ..........................................       262        --
Heska UK obligations:
    Real estate mortgage due in monthly principal payments and quarterly interest payments through
      December 2006, with a stated interest rate of a bank's base rate (7.75% and 8.5% at December
      1998 and 1999, respectively) plus 2.75%, denominated in pounds sterling .............................       142       142
    (pound)725 commercial bank line of credit, with a stated interest rate of LIBOR (5.1% at December
      1998) plus 4.0%, paid in full in February 1999 ......................................................     1,153        --
CMG obligations:
    CHF150 commercial bank line of credit, due upon demand, with quarterly
      interest payments, with a stated interest rate of 5.5%, plus 0.25% per quarter ......................        --       145
    CHF400 commercial bank line of credit, due upon demand, with quarterly interest payments, with
      a stated interest rate of 5.75%, plus 0.25% per quarter .............................................       341       131
                                                                                                             --------  --------
                                                                                                               17,104    11,980
Less installments due within one year .....................................................................    (6,942)   (7,552)
                                                                                                             --------  --------
                                                                                                             $ 10,162  $  4,428
                                                                                                             ========  ========

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The IDED and City of Des Moines promissory notes are secured by a first security interest in essentially all assets of Diamond except assets acquired through capital leases and are included as cross- collateralized obligations by the respective lenders. These notes were assumed as a result of the 1996 Diamond acquisition.

     The Heska Waukesha line of credit and SBA and State of Wisconsin loans were secured by a first security interest in essentially all assets of Heska Waukesha except assets acquired through capital leases and were included as cross-collateralized obligations by the respective lenders. These obligations, along with the unsecured note payable, were assumed as a result of the acquisition of Heska Waukesha in March 1998.

     The Company's other debt instruments are secured by the assets of the respective subsidiaries and general corporate guarantees by Heska Corporation.

     As of December 31, 1999, one of the Company's wholly-owned subsidiaries, Diamond, did not meet certain financial covenants contained in its existing $2,500,000 line of credit agreement. The commercial bank who provides the line of credit waived the covenant non-compliance as of December 31, 1999. The Company has reflected the $917,000 outstanding under the existing agreement as current in its financial statements. The Company has received a proposal for a new, larger corporate line of credit with the same commercial bank. The proposal is subject to a number of closing conditions. Management believes that such conditions will be satisfactorily met, however there can be no assurance the new line of credit facility will close. Under the terms and covenants of the proposed facility, the Company would have been in compliance as of December 31, 1999.

     Maturities of long-term debt as of December 31, 1999 were as follows (in thousands):

YEAR  ENDING
DECEMBER 31,
------------
   2000 .................................................................          $ 6,635
   2001 .................................................................            2,737
   2002 .................................................................              845
   2003 .................................................................              501
   2004 .................................................................              249
   Thereafter ...........................................................            1,013
                                                                                   -------
                                                                                   $11,980
                                                                                   =======

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

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets (in thousands):

                                                                DECEMBER 31,
                                                         -------------------------
                                                           1998              1999
                                                         -------           -------

Change in benefit obligation:
      Benefit obligation, beginning ...........          $ 1,117           $ 1,126
      Service cost ............................               --                --
      Interest cost ...........................               76                76
      Actuarial loss ..........................                2                31
      Benefits paid ...........................              (69)              (62)
                                                         -------           -------
      Benefit obligation, ending ..............            1,126             1,171
                                                         -------           -------

Change in plan assets:
      Fair value of plan assets, beginning ....            1,004             1,050
      Actual return on plan assets ............              115               (17)
      Employer contribution ...................               --                --
      Benefits paid ...........................              (69)              (62)
                                                         -------           -------
      Fair value of plan assets, ending .......            1,050               971
                                                         -------           -------

Funded status .................................              (76)             (200)
Unrecognized net actuarial loss ...............              150               274
                                                         -------           -------
Prepaid benefit cost ..........................          $    74           $    74
                                                         =======           =======

Additional minimum liability disclosures:
      Accrued benefit liability ...............          $   (76)          $  (200)
                                                         =======           =======

Components of net periodic benefit costs:
      Service cost ............................          $    --           $    --
      Interest cost ...........................               76                77
      Expected return on plan assets ..........              (75)              (79)
      Recognized net actuarial loss ...........                3                 2
                                                         -------           -------
      Net periodic benefit cost ...............          $     4           $    --
                                                         =======           =======

     Assumptions used by Diamond in the determination of the pension plan information consisted of the following:

                                                                  DECEMBER 31,
                                                               -------------------
                                                               1998           1999
                                                               ----           ----
Discount rate .......................................          7.00%          7.00%
Expected long-term rate of return on plan assets ....          7.75%          7.75%

8.   INCOME TAXES

     The Company accounts for income taxes under the provisions SFAS No. 109, Accounting for Income Taxes. As of December 31, 1999 the Company had approximately $127.5 million of net operating loss ("NOL") carryforwards for income tax purposes and approximately $2.7 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2019. The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. The Company believes that this limitation may affect the eventual utilization of its total NOL carryforwards.

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

     The Company's NOL's represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

     Deferred tax assets and liabilities consist of the following (in thousands):

                                                    DECEMBER 31,                         DECEMBER 31,
                                                       1998             CHANGES              1999
                                                    ------------        --------         ------------

Deferred tax assets:
     Research and development credits .....          $  2,318           $    426           $  2,744
     Inventory valuation and reserves .....               788               (506)               282
     Deferred revenue .....................               119                149                268
     Pension liability ....................                29                 48                 77
     Accrued compensation .................               121                (10)               111
     Amortization of intangible assets ....               315                396                711
     Loss on assets held for sale .........               492                102                594
     Restructuring reserve ................               624               (194)               430
     Other ................................                64                (13)                51
     Net operating loss carryforwards .....            36,154             12,632             48,786
                                                     --------           --------           --------
                                                       41,024             13,030             54,054
     Less valuation allowance .............           (40,470)           (13,073)           (53,543)
                                                     --------           --------           --------
                                                          554                (43)               511
Deferred tax liability:
     Property and equipment ...............              (554)                43               (511)
                                                     --------           --------           --------
                                                         (554)                43               (511)
                                                     --------           --------           --------
               Net deferred taxes .........          $     --           $     --           $     --
                                                     ========           ========           ========

9.   COMMITMENTS AND CONTINGENCIES

     In November 1998, Synbiotics Corporation ("Synbiotics") filed a lawsuit against the Company in the United States District Court for the Southern District of California in which it alleges that the Company infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. The Company has answered the complaint, discovery is proceeding and no trial date has been set. The Company has obtained legal opinions from outside patent counsel that its heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of the Company's internal evaluations. While management believes that the Company has valid defenses to Synbiotics' allegations and intends to defend the action vigorously, there can be no assurance

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


that an adverse result or settlement would not have a material adverse effect on the Company's financial position, its results of operations or cash flow.

     The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 1997, 1998 and 1999, royalties of $15,000, $52,000 and $1.0 million became payable under these agreements, respectively.

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

     The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 1999 as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
   2000.................................................   $ 1,113
   2001.................................................     1,124
   2002.................................................     1,118
   2003.................................................     1,118
   2004.................................................       809
   Thereafter...........................................       425
                                                           -------
                                                           $ 5,707
                                                           =======

     The Company had rent expense of $1.4 million, $1.4 million and $1.1 million in 1997, 1998 and 1999, respectively.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CAPITAL STOCK

Common Stock

     In December 1999, the Company completed a follow-on public offering of 6,500,000 shares of common stock at a price of $2.063 per share, providing the Company with net proceeds of approximately $13.3 million.

     In July 1998, the Company issued 1.165 million shares of the Company's common stock to Ralston Purina Company ("Ralston Purina"), for $14.75 million in cash, and also issued, for an additional cash payment of $250,000, warrants to purchase an additional 1.165 million shares of the Company's common stock. The exercise price of the warrants was $12.67 for the first year of the warrants, increasing by 20% per year for each of the second and third years of the warrants. The warrants were exercisable immediately as of July 30, 1998 and expire in three years with respect to any unexercised shares.

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

     The Company has granted stock purchase rights to acquire 322,000 shares of common stock to key executives and Directors pursuant to the 1994 Key Executive Stock Plan. As of December 31, 1998, executives had exercised all of these stock purchase rights by executing promissory notes payable to the Company. The fair market value of the underlying common stock equaled the exercise price on the date of grant and exercise. The notes mature in six years, bear interest at 7.5% and are secured by a pledge of the underlying shares of common stock. Under the terms of the Key Executive Stock Plan, if the purchaser's relationship with the Company ceases for any reason within 48 months of the grant date, the Company may, within 90 days following termination, repurchase at the original exercise price all of the stock which has not vested. The stock vests ratably over a 48 month period. During the years ended December 31, 1998 and 1999, 310,520 and 316,760 shares had vested and been released from the purchase option, respectively. As of December 31, 1999, only one promissory note related to these shares remained outstanding.

Stock Option Plans

     The Company has a stock option plan which authorizes granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares remaining available for grant under the terminated plans were rolled into the 1997 Plan. In addition, all shares which are subsequently cancelled under the prior plans are rolled into the 1997 Plan on a quarterly basis. The number of shares reserved for issuance under the 1997 Plan increases

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 2000 was 5,051,420.

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

SFAS No. 123 ("SFAS 123")

     SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997, 1998 and 1999, using the Black-Scholes pricing model and the following weighted average assumptions:

                                    1997           1998             1999
                                 ----------      ---------       ---------

Risk-free interest rate.....        6.49%          5.28%           5.63%
Expected lives..............     4.93 years      3.8 years       3.5 years
Expected volatility.........          72%            89%             91%
Expected dividend yield.....           0%             0%              0%

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

     The total fair value of options granted was computed to be approximately $5.0 million, $8.8 million and $3.8 million for the years ended December 31, 1997, 1998 and 1999, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $1.8 million, $3.9 million and $3.6 million for 1997, 1998 and 1999, respectively.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the Company's stock option plans is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------------
                                                        1997                          1998                          1999
                                             -------------------------      -------------------------      -------------------------
                                                             WEIGHTED                       WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                                             EXERCISE                       EXERCISE                       EXERCISE
                                              OPTIONS         PRICE          OPTIONS         PRICE          OPTIONS         PRICE
                                             ---------      ----------      ---------      ----------      ---------      ----------

Outstanding at beginning of period ....      2,008,942      $   0.6814      2,570,533      $   1.9053      3,209,317      $   5.1203
     Granted ..........................      1,060,196      $   4.1842      1,304,443      $  10.6166      1,725,480      $   3.4876
     Cancelled ........................       (100,265)     $   1.7630       (315,543)     $   5.9544       (329,820)     $   6.6815
     Exercised ........................       (398,340)     $   0.3579       (350,116)     $   1.2188       (358,794)     $   0.8148
                                             ---------                      ---------                      ---------
Outstanding at end of period ..........      2,570,533      $   1.9053      3,209,317      $   5.1204      4,246,183      $   4.6994
                                             =========                      =========                      =========
Exercisable at end of period ..........      1,077,284      $   0.9760      1,531,895      $   2.9417      1,973,349      $   4.1737
                                             =========                      =========                      =========

     The weighted average exercise prices and weighted average estimated fair value of options granted during the years ended December 31, 1997, 1998 and 1999 were as follows:

                                                            YEAR ENDED DECEMBER 31, 1997
                                                       -------------------------------------
                                                                    WEIGHTED       WEIGHTED
                                                                     AVERAGE       AVERAGE
                                                       NUMBER OF    ESTIMATED      EXERCISE
                                                        OPTIONS     FAIR VALUE      PRICE
                                                       ---------    ----------     ---------

Exercise price equal to estimated fair value .....       167,400     $  5.4622     $  9.3684
Exercise price less than estimated fair value ....       892,796     $  3.8469     $  3.2122
                                                       ---------
                                                       1,060,196     $  4.1019     $  4.1842
                                                       =========

                                                            YEAR ENDED DECEMBER 31, 1998
                                                       -------------------------------------
                                                                    WEIGHTED       WEIGHTED
                                                                     AVERAGE       AVERAGE
                                                       NUMBER OF    ESTIMATED      EXERCISE
                                                        OPTIONS     FAIR VALUE      PRICE
                                                       ---------    ---------     ----------

Exercise price equal to estimated fair value .....     1,304,443     $ 6.7635     $  10.6166
Exercise price less than estimated fair value ....           -0-          -0-            -0-
                                                       ---------
                                                       1,304,443     $ 6.7635     $  10.6166
                                                       =========

                                                            YEAR ENDED DECEMBER 31, 1999
                                                       -------------------------------------
                                                                    WEIGHTED       WEIGHTED
                                                                     AVERAGE       AVERAGE
                                                       NUMBER OF    ESTIMATED      EXERCISE
                                                        OPTIONS     FAIR VALUE      PRICE
                                                       ---------    ----------     ---------

Exercise price equal to estimated fair value .....     1,725,480     $  2.1814     $  3.4876
Exercise price less than estimated fair value ....           -0-           -0-           -0-
                                                       ---------
                                                       1,725,480     $  2.1814     $  3.4876
                                                       =========

     The Company recorded deferred compensation (as calculated under APB 25) of $1.5 million during the year ended December 31, 1997, representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services, recording

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred compensation of $46,000 based on the estimated fair value of the options at the date of grant. Deferred compensation is being amortized over the applicable vesting periods. The amortization of deferred compensation resulted in a non-cash charge to operations of $645,000, $736,000 and $629,000 in the years ended December 31, 1997, 1998 and 1999, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        --------------------------------------    ------------------------
                         NUMBER OF                                NUMBER OF
                          OPTIONS         WEIGHTED                 OPTIONS
                        OUTSTANDING       AVERAGE     WEIGHTED    EXERCISABLE     WEIGHTED
                            AT           REMAINING    AVERAGE         AT          AVERAGE
                        DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES            1999        LIFE IN YEARS   PRICE         1999          PRICE
                        ------------   ------------- ---------    ------------   ---------

$ 0.15 - $ 0.35 ....       375,930          4.37     $  0.2929       370,576     $  0.2921
$ 1.20 - $ 1.50 ....       806,045          7.42     $  1.2260       684,165     $  1.2260
$ 1.81 - $ 2.50 ....       562,948         10.08     $  2.1639        32,357     $  2.1639
$ 3.00 - $ 4.00 ....       626,811          8.97     $  3.1315       154,135     $  3.1315
$ 4.25 - $ 5.25 ....       526,904          8.57     $  5.0729       166,947     $  5.0729
$ 5.37 - $11.75 ....       696,994          8.67     $  7.5531       246,740     $  8.3571
$11.88 - $15.00 ....       650,551          8.07     $ 11.9912       318,429     $ 12.0202
                         ---------                                 ---------
$ 0.15 - $15.00 ....     4,246,183          8.18     $  4.6994     1,973,349     $  4.1737
                         =========                                 =========

Employee Stock Purchase Plan (the "ESPP")

     Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six month measurement periods ending June 30 and December 31.

     The Company has computed the fair values of stock purchased under the ESPP in 1997, 1998 and 1999, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                1997         1998         1999
                                              --------     --------     --------

             Risk-free interest rate ....        5.69%        5.01%        5.67%
             Expected lives .............     2 years      2 years      2 years
             Expected volatility ........          72%          89%          91%
             Expected dividend yield ....           0%           0%           0%

     The total fair value of stock sold under the ESPP was computed to be approximately $103,000, $268,000 and $111,000 for the years ended December 31, 1997, 1998 and 1999, with a weighted-average fair value of the purchase rights granted of $4.73, $4.57 and $1.24 per share, respectively. Pro forma stock-based compensation, net of the effect of forfeitures, was approximately $103,000, $268,000 and $96,000 in 1997, 1998 and 1999, respectively, for the ESPP.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pro Forma Basic Net Loss per Share under SFAS 123

     If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands, except per share amounts):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1997             1998            1999
                                                                        -----------      -----------      -----------
                                                                         (RESTATED)
Net loss:
     As reported ..................................................     $   (38,864)     $   (44,274)     $   (35,836)
                                                                        ===========      ===========      ===========
     Pro forma (unaudited) ........................................     $   (40,767)     $   (48,442)     $   (39,564)
                                                                        ===========      ===========      ===========
Basic net loss per share:
     As reported (unaudited pro forma basic net loss per share
         for 1997) ................................................     $     (2.42)     $     (1.79)     $     (1.31)
                                                                        ===========      ===========      ===========
     Pro forma (unaudited) ........................................     $     (2.54)     $     (1.96)     $     (1.45)
                                                                        ===========      ===========      ===========

Stock Warrants

     The Company had issued warrants to purchase 6,400 shares of Series C preferred stock at an exercise price of $2.50 per share and 6,225 shares, 267 shares and 18,500 shares of Series D preferred stock at an exercise price of $3.25 per share in connection with certain leases discussed in Note 4. Upon the closing of the IPO, the rights were converted to warrants to purchase the Company's common stock at the original exercise prices. In September 1997, the Company issued 5,323 shares of common stock in exchange for the warrant for 6,400 shares at an exercise price of $2.50 per share in a cashless "net" exercise. In April 1998, the Company issued 4,912 shares of common stock in exchange for the warrant for 6,225 shares at an exercise price of $3.25 per share in a cashless "net" exercise. In July 1998, the Company issued warrants to purchase 1.165 million shares of the Company's common stock in connection with the private placement with Ralston Purina described previously. The exercise price of the warrants was $12.67 for the first year of the warrants, increasing by 20% per year for each of the second and third years of the warrants. The warrants were exercisable immediately as of July 30, 1998 and expire in three years with respect to any unexercised shares. In May 1999, the Company issued an aggregate of 4,500 shares of common stock in exchange for the warrants to purchase 267 shares and 18,500 shares at an exercise price of $3.25 in a cashless "net" exercise. No warrants other than those described above had been exercised as of December 31, 1999.

11.  MAJOR CUSTOMERS

     The Company had sales of greater than 10% of total revenue to only one customer during the years ended December 31, 1997, 1998 and 1999. This customer, which represented 21%, 15% and 12% of total revenues, respectively, purchased vaccines from Diamond.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                           ----------------------------
                                                                                            1997       1998       1999
                                                                                           ------     ------     ------
                                                                                                  (IN THOUSANDS)

Cash paid for interest ...............................................................     $1,274     $1,999     $1,857
Non-cash investing and financing activities:
      Issuance of debt related to acquisitions .......................................      3,465         --         --
      Issuance of common and preferred stock related to acquisitions, net of cash
        acquired .....................................................................      3,892         --         --
      Issuance of common stock in exchange for assets and as repayment of debt .......         --      2,262         --
      Purchase of assets under direct capital lease financing ........................        894         86        193

13.  SEGMENT REPORTING

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

                                                       ALLERGY
                                        ANIMAL     DIAGNOSTICS AND
                                        HEALTH        TREATMENT        OTHER          TOTAL
                                       ---------   ---------------   ---------      ---------

1999:
Revenues .........................     $  47,430      $   7,106      $  (3,360)     $  51,176
Operating income (loss) ..........       (30,285)          (499)        (3,803)(a)    (34,587)
Total assets .....................       110,566          7,194        (46,592)        71,168
Capital expenditures .............         2,755            541             --          3,296
Depreciation and amortization ....         3,364            500             --          3,864

------------
(a) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $2.6 million and restructuring expenses of $1.2 million (See
     Note 5).

                                                       ALLERGY
                                        ANIMAL     DIAGNOSTICS AND
                                        HEALTH        TREATMENT        OTHER          TOTAL
                                       ---------   ---------------   ---------      ---------

1998:
Revenues .........................     $  35,755      $   8,479      $  (4,462)     $  39,772
Operating income (loss) ..........       (38,768)        (1,014)        (6,174)(b)    (45,956)
Total assets .....................       123,965          7,495        (33,406)        98,054
Capital expenditures .............         5,602            868             --          6,470
Depreciation and amortization ....         3,235            365             --          3,600

-------------
(b) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $1.3 million, restructuring expenses of $2.4 million (See
     Note 5) and inventory write-downs of $1.5 million.

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     ALLERGY
                                        ANIMAL    DIAGNOSTICS AND
                                        HEALTH      TREATMENT       OTHER         TOTAL
                                       --------   ---------------  --------      --------
1997:
Revenues .........................     $ 29,465      $  3,273      $ (3,435)     $ 29,303
Operating income (loss) ..........      (38,825)         (284)          (53)      (39,162)
Total assets .....................       82,105         8,670       (21,755)       69,020
Capital expenditures .............        6,158            90            --         6,248
Depreciation and amortization ....        2,230           161            --         2,391

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

     During each of the years presented, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                          NORTH AMERICA      EUROPE         OTHER          TOTAL
                                          -------------    ---------      ---------      ---------
1999:
     Revenues .........................     $  50,336      $   4,200      $  (3,360)     $  51,176
     Operating income (loss) ..........       (27,431)        (3,353)        (3,803)(a)    (34,587)
     Total assets .....................       114,165          3,595        (46,592)        71,168
     Capital expenditures .............         3,292              4             --          3,296
     Depreciation and amortization ....         3,701            163             --          3,864

----------
(a) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $2.6 million and restructuring expenses of $1.2 million (See
    Note 5).

                                          NORTH AMERICA      EUROPE         OTHER          TOTAL
                                          -------------    ---------      ---------      ---------
1998:
     Revenues .........................     $  40,573      $   3,661      $  (4,462)     $  39,772
     Operating income (loss) ..........       (37,386)        (2,396)        (6,174)(b)    (45,956)
     Total assets .....................       127,004          4,457        (33,407)        98,054
     Capital expenditures .............         6,190            280             --          6,470
     Depreciation and amortization ....         3,009            591             --          3,600

----------
(b) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $1.3 million, restructuring expenses of $2.4 million (see
    Note 5) and inventory write-downs of $1.5 million.

                                          NORTH AMERICA      EUROPE         OTHER          TOTAL
                                          -------------    ---------      ---------      ---------
1997:
     Revenues .........................     $  30,513      $   2,225      $  (3,435)     $  29,303
     Operating income (loss) ..........       (38,325)          (784)           (53)       (39,162)
     Total assets .....................        86,262          4,513        (21,755)        69,020
     Capital expenditures .............         6,113            135             --          6,248
     Depreciation and amortization ....         2,254            137             --          2,391

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

    (1) FINANCIAL STATEMENTS:

        Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

    (2) FINANCIAL STATEMENT SCHEDULES:

        Schedule II - Valuation and Qualifying Accounts.

                                   SCHEDULE II

                       HESKA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                   BALANCE AT  CHARGED TO
                                                   BEGINNING   COSTS AND     OTHER                     BALANCE AT
                                                    OF YEAR    EXPENSES    ADDITIONS    DEDUCTIONS     END OF YEAR
                                                   ----------  ----------  ---------    -----------    -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
   Year ended:
        December 31, 1997 .....................     $    51     $    45          --     $    --         $    96
        December 31, 1998 .....................     $    96     $     9          --     $   (12)(a)     $    93
        December 31, 1999 .....................     $    93     $   122          --     $   (27)(a)     $   188

ALLOWANCE FOR RESTRUCTURING CHARGES
   Year ended:
        December 31, 1997 .....................          --          --          --          --              --
        December 31, 1998 .....................          --     $ 2,356          --     $  (725)(a)     $ 1,631
        December 31, 1999 .....................     $ 1,631     $ 1,210          --     $(1,718)(a)     $ 1,123

------------

(a) Write-offs of uncollectible accounts and payments for personnel severance costs and facility closing costs.

     3) EXHIBITS:

        The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

 Exhibit
 Number              Notes                                              Description of Document
 ------              -----                                              -----------------------

  3.(ii)                             Bylaws

  4.2                 (1)            First Amended Investors' Rights Agreement by and among Registrant and certain stockholders of
                                     Registrant dated as of April 12, 1996.

  4.2(a)              (6)            Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.2(b)              (6)            Second Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.2(c)              (6)            Third Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.3                 (1)            Form of warrant to purchase Series C Preferred Stock.

  4.4                 (1)            Form of warrant to purchase Series D Preferred Stock.

  4.5                 (5)            Company Stock Warrant Purchase Agreement dated as of July 29, 1998 between the Company and
                                     Ralston Purina Company.

  9.1                 (1)            Voting Agreement by and among Registrant and certain stockholders of Registrant, dated as of
                                     April 12, 1996.

  10.1H               (1)            Collaborative Agreement between Registrant and Eisai Co., Ltd. dated January 25, 1993.

  10.2H               (1)            Canine Heartworm Cooperation Agreement between Registrant and Bayer AG dated as of June 10,
                                     1994.

  10.3H               (1)            Feline Toxoplasmosis Cooperation Agreement between Registrant and Bayer AG dated as of June
                                     10, 1994.

  10.4H               (1)            Product Supply and License Agreement between Registrant and Atrix Laboratories, Inc. dated May
                                     1, 1995, as amended June 23, 1995.

  10.5H               (1)            Screening and Development Agreement between Ciba-Geigy Limited and Registrant, dated as of
                                     April 12, 1996.

  10.6                (1)            Right of First Refusal Agreement between Ciba-Geigy Limited and Registrant, dated as of April
                                     12, 1996.

  10.7                (1)            Marketing Agreement between Registrant and Ciba-Geigy Limited dated as of April 12, 1996.

  10.8H               (1)            Marketing Agreement between Registrant and Ciba-Geigy Corporation dated as of April 12, 1996.

  10.9H               (1)            Manufacturing and Supply Agreement between and among Diamond  Animal Health, Inc., Agrion
                                     Corporation, Diamond Scientific Co. and Miles Inc. dated December 31, 1993 and Amendment and
                                     Extension thereto dated September 1, 1995.

  10.9(a)H            (5)            Second Amendment to Manufacturing and Supply Agreement between Diamond Animal Health, Inc. and
                                     Bayer Corporation dated February 26, 1998.

  10.10*              (1)            Employment Agreement between Registrant and Robert B. Grieve dated January 1, 1994, as amended
                                     March 4, 1997.

  10.10(a)*                          Amended and Restated Employment Agreement with Robert B. Grieve dated as of February 22, 2000.

  10.11*              (1)            Employment Agreement between Registrant and Fred M. Schwarzer dated November 1, 1994, as amended March 4, 1997.

  10.12*              (1)            Employment Agreement between Registrant and R. Lee Seward dated October 17, 1994.

  10.13*              (1)            Employment Agreement between Registrant and Louis G. Van Daele dated April 14, 1996.

  10.14H              (2)            Supply Agreement between Registrant and Quidel Corporation dated July 3, 1997.

  10.15*              (1)            Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and Fred
                                     M. Schwarzer.

  10.16*              (1)            Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and R.
                                     Lee Seward.

  10.17*              (1)            Restricted Stock Purchase Agreement dated January 11, 1997 by and between Registrant and Denis
                                     H. Pomroy.

  10.18*              (1)            Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

  10.19*              (1)            1997 Incentive Stock Plan of Registrant.

  10.20*              (1)            Forms of Option Agreement.

  10.21*              (1)            1997 Employee Stock Purchase Plan of Registrant.

  10.22               (1)            Lease Agreement dated March 8, 1994 between Sharp Point Properties, LLC and Registrant.

  10.23               (1)            Lease Agreement dated as of June 27, 1996 between GB Ventures and Registrant.

  10.24               (1)            Lease Agreement dated as of July 11, 1996 between GB Ventures and Registrant.

  10.25               (1)            Lease Agreement dated as of December 31, 1993 between Miles, Inc. and Diamond Animal Health,
                                     Inc., as amended September 1, 1995.

  10.26*              (3)            Employment Agreement between Registrant and Giuseppe Miozzari dated July 1, 1997.

  10.27*              (4)            Employment Agreement between Registrant and John A. Shadduck dated January 27, 1997.

  10.28*              (7)            Employment Agreement between Registrant and Ronald L. Hendrick dated December 1, 1998.

  10.29*              (7)            Employment Agreement between Registrant and James H. Fuller dated January 18, 1999.

  10.30*              (7)            Separation Agreement between Registrant and Fred M. Schwarzer dated December 14, 1998.

  10.31*              (7)            Consulting Services and Confidentiality Agreement between Registrant and Fred M. Schwarzer dated December 14, 1998.

  10.32*              (7)            Separation Agreement between Registrant and John A. Shadduck dated December 14, 1998.

  10.33*              (7)            Consulting Services and Confidentiality Agreement between Registrant and John A. Shadduck dated December 14, 1998.

  10.34H              (7)            Exclusive Distribution Agreement dated as of August 18, 1998 between the Company and Novartis
                                     Agro K.K.

  10.35               (7)            Right of First Refusal Agreement dated as of August 18, 1998 between the Company and Novartis
                                     Animal Health, Inc.

  10.36*                             Separation Agreement between Registrant and R. Lee Seward dated November 30, 1999.

  10.37*                             Consultant Services and Confidentiality Agreement between Registrant and Seward Pharm, LLC dated December 1, 1999.

  10.38*                             Executive Bonus Plan

  21.1                               Subsidiaries of the Company.

  23.1                               Consent of Arthur Andersen LLP.

  24.1                               Power of Attorney (See page 62 of this Form 10-K).

  27.1                               Financial Data Schedule.

    Notes

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

    (5) Filed with the Registrant's Form 10-Q for the quarter ended March 31, 1998.

    (6) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1998.

    (7) Filed with the Registrant's Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K:

    There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

                                       HESKA CORPORATION


                                       By /s/ ROBERT B. GRIEVE
                                          -------------------------------------
                                          Robert B. Grieve
                                          Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert B. Grieve, Ronald L. Hendrick, Michael A. Bent and A. Lynn DeGeorge, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                  NAME                                        TITLE                                DATE
                  ----                                        -----                                ----

/s/ ROBERT B. GRIEVE                             Chief Executive Officer (Principal            March 23, 2000
--------------------------------------------     Executive Officer) and Director
         Robert B. Grieve

/s/ RONALD L. HENDRICK                           Chief Financial Officer (Principal            March 23, 2000
--------------------------------------------     Financial and Accounting Officer)
         Ronald L. Hendrick

/s/ JAMES H. FULLER                              President and Chief Operating Officer         March 23, 2000
--------------------------------------------
         James H. Fuller

/s/ FRED M. SCHWARZER                            Chairman of the Board                         March 23, 2000
--------------------------------------------
         Fred M. Schwarzer

/s/ A. BARR DOLAN                                Director                                      March 23, 2000
--------------------------------------------
         A. Barr Dolan

/s/ LYLE A. HOHNKE                               Director                                      March 23, 2000
--------------------------------------------
         Lyle A. Hohnke

/s/ DENIS H. POMROY                              Director                                      March 23, 2000
--------------------------------------------
         Denis H. Pomroy

/s/ LYNNOR B. STEVENSON                          Director                                      March 23, 2000
--------------------------------------------
         Lynnor B. Stevenson

/s/ GUY L. TEBBIT                                Director                                      March 23, 2000
--------------------------------------------
         Guy L. Tebbit

/s/ JOHN F. SASEN, Sr.                           Director                                      March 23, 2000
--------------------------------------------
         John F. Sasen, Sr.

                                 EXHIBIT INDEX


 Exhibit
 Number              Notes                                              Description of Document
 ------              -----                                              -----------------------

  3.(ii)                             Bylaws

  4.2                 (1)            First Amended Investors' Rights Agreement by and among Registrant and certain stockholders of
                                     Registrant dated as of April 12, 1996.

  4.2(a)              (6)            Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.2(b)              (6)            Second Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.2(c)              (6)            Third Waiver and Amendment to first Amended Investors' Rights Agreement among the Company and certain other parties.

  4.3                 (1)            Form of warrant to purchase Series C Preferred Stock.

  4.4                 (1)            Form of warrant to purchase Series D Preferred Stock.

  4.5                 (5)            Company Stock Warrant Purchase Agreement dated as of July 29, 1998 between the Company and
                                     Ralston Purina Company.

  9.1                 (1)            Voting Agreement by and among Registrant and certain stockholders of Registrant, dated as of
                                     April 12, 1996.

  10.1H               (1)            Collaborative Agreement between Registrant and Eisai Co., Ltd. dated January 25, 1993.

  10.2H               (1)            Canine Heartworm Cooperation Agreement between Registrant and Bayer AG dated as of June 10,
                                     1994.

  10.3H               (1)            Feline Toxoplasmosis Cooperation Agreement between Registrant and Bayer AG dated as of June
                                     10, 1994.

  10.4H               (1)            Product Supply and License Agreement between Registrant and Atrix Laboratories, Inc. dated May
                                     1, 1995, as amended June 23, 1995.

  10.5H               (1)            Screening and Development Agreement between Ciba-Geigy Limited and Registrant, dated as of
                                     April 12, 1996.

  10.6                (1)            Right of First Refusal Agreement between Ciba-Geigy Limited and Registrant, dated as of April
                                     12, 1996.

  10.7                (1)            Marketing Agreement between Registrant and Ciba-Geigy Limited dated as of April 12, 1996.

  10.8H               (1)            Marketing Agreement between Registrant and Ciba-Geigy Corporation dated as of April 12, 1996.

  10.9H               (1)            Manufacturing and Supply Agreement between and among Diamond Animal Health, Inc., Agrion
                                     Corporation, Diamond Scientific Co. and Miles Inc. dated December 31, 1993 and Amendment and
                                     Extension thereto dated September 1, 1995.

  10.9(a)H            (5)            Second Amendment to Manufacturing and Supply Agreement between Diamond Animal Health, Inc. and
                                     Bayer Corporation dated February 26, 1998.

  10.10*              (1)            Employment Agreement between Registrant and Robert B. Grieve dated January 1, 1994, as amended
                                     March 4, 1997.

  10.10(a)*                          Amended and Restated Employment Agreement with Robert B. Grieve dated as of February 22, 2000.

  10.11*              (1)            Employment Agreement between Registrant and Fred M. Schwarzer dated November 1, 1994, as amended March 4, 1997.

  10.12*              (1)            Employment Agreement between Registrant and R. Lee Seward dated October 17, 1994.

  10.13*              (1)            Employment Agreement between Registrant and Louis G. Van Daele dated April 14, 1996.

  10.14H              (2)            Supply Agreement between Registrant and Quidel Corporation dated July 3, 1997.

  10.15*              (1)            Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and Fred
                                     M. Schwarzer.

  10.16*              (1)            Restricted Stock Purchase Agreement dated February 28, 1995 by and between Registrant and R.
                                     Lee Seward.

  10.17*              (1)            Restricted Stock Purchase Agreement dated January 11, 1997 by and between Registrant and Denis
                                     H. Pomroy.

  10.18*              (1)            Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

  10.19*              (1)            1997 Incentive Stock Plan of Registrant.

  10.20*              (1)            Forms of Option Agreement.

  10.21*              (1)            1997 Employee Stock Purchase Plan of Registrant.

  10.22               (1)            Lease Agreement dated March 8, 1994 between Sharp Point Properties, LLC and Registrant.

  10.23               (1)            Lease Agreement dated as of June 27, 1996 between GB Ventures and Registrant.

  10.24               (1)            Lease Agreement dated as of July 11, 1996 between GB Ventures and Registrant.

  10.25               (1)            Lease  Agreement dated as of December 31, 1993 between Miles, Inc. and Diamond Animal Health,
                                     Inc., as amended September 1, 1995.

  10.26*              (3)            Employment Agreement between Registrant and Giuseppe Miozzari dated July 1, 1997.

  10.27*              (4)            Employment Agreement between Registrant and John A. Shadduck dated January 27, 1997.

  10.28*              (7)            Employment Agreement between Registrant and Ronald L. Hendrick dated December 1, 1998.

  10.29*              (7)            Employment Agreement between Registrant and James H. Fuller dated January 18, 1999.

  10.30*              (7)            Separation Agreement between Registrant and Fred M. Schwarzer dated December 14, 1998.

  10.31*              (7)            Consulting Services and Confidentiality Agreement between Registrant and Fred M. Schwarzer dated December 14, 1998.

  10.32*              (7)            Separation Agreement between Registrant and John A. Shadduck dated December 14, 1998.

  10.33*              (7)            Consulting Services and Confidentiality Agreement between Registrant and John A. Shadduck dated December 14, 1998.

  10.34H              (7)            Exclusive Distribution Agreement dated as of August 18, 1998 between the Company and Novartis
                                     Agro K.K.

  10.35               (7)            Right of First Refusal Agreement dated as of August 18, 1998 between the Company and Novartis
                                     Animal Health, Inc.

  10.36*                             Separation Agreement between Registrant and R. Lee Seward dated November 30, 1999.

  10.37*                             Consultant Services and Confidentiality Agreement between Registrant and Seward Pharm, LLC dated December 1, 1999.

  10.38*                             Executive Bonus Plan

  21.1                               Subsidiaries of the Company.

  23.1                               Consent of Arthur Andersen LLP.

  24.1                               Power of Attorney (See page 62 of this Form 10-K).

  27.1                               Financial Data Schedule.

    Notes

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

    (5) Filed with the Registrant's Form 10-Q for the quarter ended March 31, 1998.

    (6) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1998.

    (7) Filed with the Registrant's Form 10-K for the year ended December 31, 1998.