Form 10-Q
period 2000-03-31
HESKA CORP
filed 2000-05-15
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                                 [X] Yes [ ] No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 12, 2000 was 33,720,156


================================================================================

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
        Consolidated Balance Sheets (Unaudited) as of March 31, 2000 and
          December 31, 1999.................................................       3
        Consolidated Statements of Operations and Comprehensive Loss
          (Unaudited) for the three months ended March 31, 2000 and 1999....       4
        Condensed Consolidated Statements of Cash Flows (Unaudited) for the
          three months ended March 31, 2000 and 1999... ....................       5
        Notes to Consolidated Financial Statements (Unaudited)..............       6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................      11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........      21

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  Not Applicable

Item 2. Changes in Securities and Use of Proceeds...........................      22

Item 3. Defaults Upon Senior Securities.....................................  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.................  Not Applicable

Item 5. Other Information...................................................  Not Applicable

Item 6. Exhibits and Reports on Form 8-K....................................      22

Exhibit Index...............................................................      23

Signatures..................................................................      24

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)


                                     ASSETS
                                                                                       MARCH 31,   DECEMBER 31,
                                                                                          2000         1999
                                                                                       ---------   ------------
Current assets:
             Cash and cash equivalents .............................................   $   3,881    $   1,499
             Marketable securities .................................................      10,181       22,482
             Accounts receivable, net ..............................................      13,139        9,652
             Inventories, net ......................................................      14,202       13,957
             Other current assets ..................................................       1,186        1,027
                                                                                       ---------    ---------
                       Total current assets ........................................      42,589       48,617
Property and equipment, net ........................................................      18,170       19,574
Intangible assets, net .............................................................       1,286        1,629
Restricted marketable securities and other assets ..................................       1,638        1,348
                                                                                       ---------    ---------
                       Total assets ................................................   $  63,683    $  71,168
                                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable ......................................................   $   6,694    $   6,928
             Accrued liabilities ...................................................       3,447        4,369
             Deferred revenue ......................................................         593          930
             Current portion of capital lease obligations ..........................         516          604
             Current portion of long-term debt .....................................       7,888        7,552
                                                                                       ---------    ---------
                       Total current liabilities ...................................      19,138       20,383
Capital lease obligations, less current portion ....................................         595          718
Long-term debt, less current portion ...............................................       3,958        4,428
Other long-term liabilities ........................................................         200          200
                                                                                       ---------    ---------
                       Total liabilities ...........................................      23,891       25,729
                                                                                       ---------    ---------
Commitments and contingencies
Stockholders' equity:
             Preferred stock, $.001 par value, 25,000,000 shares authorized;
                 none outstanding ..................................................          --           --
             Common stock, $.001 par value, 40,000,000 shares authorized;
                 33,710,765 and 33,436,669 shares issued and outstanding,
                 respectively ......................................................          34           33
             Additional paid-in capital ............................................     199,296      199,156
             Deferred compensation .................................................        (494)        (648)
             Stock subscription receivable from officers ...........................        (126)        (124)
             Accumulated other comprehensive loss ..................................        (386)        (376)
             Accumulated deficit ...................................................    (158,532)    (152,602)
                                                                                       ---------    ---------
                       Total stockholders' equity ..................................      39,792       45,439
                                                                                       ---------    ---------
                       Total liabilities and stockholders' equity ..................   $  63,683    $  71,168
                                                                                       =========    =========


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                             2000        1999
                                                                           --------    --------
Revenues:
   Products, net .......................................................   $ 12,423    $ 11,010
   Licenses and royalties ..............................................      1,700          --
   Research and development ............................................        240          41
                                                                           --------    --------
      Total revenues ...................................................     14,363      11,051

Cost of goods sold .....................................................      8,422       7,709
                                                                           --------    --------
                                                                              5,941       3,342
                                                                           --------    --------
Operating expenses:
   Selling and marketing ...............................................      4,288       3,410
   Research and development ............................................      4,003       4,244
   General and administrative ..........................................      2,819       2,736
   Amortization of intangible assets and deferred compensation .........        194         857
   Restructuring expense ...............................................        435          --
                                                                           --------    --------
      Total operating expenses .........................................     11,739      11,247
                                                                           --------    --------
Loss from operations ...................................................     (5,798)     (7,905)

Other income (expense), net ............................................       (131)         22
                                                                           --------    --------
Net loss ...............................................................   $ (5,929)   $ (7,883)
                                                                           ========    ========
Other comprehensive income (loss):
   Foreign currency translation adjustments ............................   $     27    $    (40)
   Unrealized gain (loss) on marketable securities .....................         51        (345)
                                                                           --------    --------
Other comprehensive income (loss) ......................................         78        (385)
                                                                           --------    --------
Comprehensive loss .....................................................   $ (5,851)   $ (8,268)
                                                                           ========    ========
Basic and diluted net loss per share ...................................   $  (0.18)   $  (0.30)
                                                                           ========    ========
Shares used to compute basic and diluted net loss per share ............     33,602      26,605
                                                                           ========    ========


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                        2000        1999
                                                                                      --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
                      Net cash used in operating activities .......................   $ (9,462)   $ (9,193)
                                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds from sale of marketable securities ..........................     12,267      11,000
             Proceeds from disposition of property and equipment ..................        165         262
             Purchases of property and equipment ..................................       (534)     (1,344)
                                                                                      --------    --------
                      Net cash provided by investing activities ...................     11,898       9,918
                                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock ...............................        120         186
             Proceeds from borrowings .............................................      1,101       1,562
             Repayments of debt and capital lease obligations .....................     (1,226)     (2,649)
                                                                                      --------    --------
                      Net cash used in financing activities .......................         (5)       (901)
                                                                                      --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........................................        (49)       (180)
                                                                                      --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................      2,382        (356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................      1,499       5,921
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................   $  3,881    $  5,565
                                                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ............................................................   $    380    $    525


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

         In the fourth quarter of 1999, the Company announced its intent to sell Heska UK. The transaction was completed in March 2000.

         The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2000 have totaled $158.5 million.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, the statements of operations and comprehensive loss for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.

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

         Inventories, net of provisions, consist of the following (in thousands):

                                                MARCH 31,  DECEMBER 31,
                                                  2000         1999
                                               --------      --------
 Raw materials..............................   $  2,955       $ 3,436
 Work in process............................      7,244         6,445
 Finished goods.............................      4,003         4,076
                                               --------      --------
                                               $ 14,202      $ 13,957
                                               ========      ========

Revenue Recognition

         Product revenues are recognized at the time goods are shipped to the customer, or at the time services are performed, with an appropriate provision for returns and allowances.

         License revenues under arrangements to sell product rights or technology rights are recognized upon the sale and completion by the Company of all obligations under the agreement. No royalty revenue has been recognized to date. Royalties will be recognized as products are sold to customers.

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

         In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will be reflected as a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

Basic and Diluted Net Loss Per Share

         The Company presents basic and diluted net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting basic and diluted earnings per share. Also, the Company has adopted the guidance of SEC Staff Accounting Bulletin No. 98 and related interpretations. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method.

Foreign Currency Translation

         The functional currencies of the Company's international subsidiaries are the French Franc and the Swiss Franc. Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized in current operations. To date, the Company has not entered into any forward contracts or hedging transactions.

3.       RESTRUCTURING EXPENSES

         During the first quarter of fiscal 2000, the Company initiated a cost reduction and restructuring plan at its Diamond subsidiary. The restructuring resulted from the rationalization of Diamond's business including a reduction in the size of its workforce and the Company's decision to vacate a leased warehouse and distribution facility no longer needed after the Company's decision to discontinue contract manufacturing of certain low margin human healthcare products. The charge to operations of approximately $435,000 related primarily to personnel severance costs for 12 individuals and the costs associated with closing the leased facility, terminating the lease and abandoning certain leasehold improvements. The facility was closed in April 2000.

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

         Shown below is a reconciliation of restructuring costs for the quarter ended March 31, 2000 (in thousands):


                                                                                          Payments/Charges
                                                           Balance at   Additions for the  For the Three     Balance at
                                                          December 31, Three Months Ended   Months Ended      March 31,
                                                              1999       March 31, 2000    March 31, 2000       2000
                                                          ------------ ------------------  ---------------   -----------
    Severance pay, benefits and relocation expenses.....      $  429        $ 121              $  (525)         $ 25
    Noncancellable leased facility closure costs........         694          314                 (504)          504
                                                              ------        -----              -------          ----
         Total..........................................      $1,123        $ 435              $(1,029)         $529
                                                              ======        =====              ========         ====

         The balances of $529,000 and $1.1 million are included in accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2000 and December 31, 1999, respectively.

4.       MAJOR CUSTOMERS

         One customer accounted for approximately 10% of total revenue during the three months ended March 31, 2000. No customer accounted for more than 10% of total revenue during the three months ended March 31, 1999.

5.       SEGMENT REPORTING

         The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise, which changes the way the Company reports information about its operating segments.

         The Company divides its operations into two reportable segments, Animal Health, which includes the operations of Heska, Diamond, and Heska AG, and Allergy Diagnostics and Treatment, which includes the operations of Center and CMG.

         Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions and other items as noted.

                                                                                ALLERGY
                                                                ANIMAL        DIAGNOSTICS
                                                                HEALTH       AND TREATMENT        OTHER            TOTAL
                                                              ----------     -------------      ---------       -----------
    THREE MONTHS ENDED MARCH 31, 2000:
         Revenues........................................      $  13,360         $  1,690       $   (687)       $  14,363
         Operating loss..................................         (5,325)             (38)          (435)  (a)     (5,798)
         Total assets....................................         91,654            7,445        (35,416)          63,683

    THREE MONTHS ENDED MARCH 31, 1999:
         Revenues........................................      $  10,031         $  1,773       $   (753)       $  11,051
         Operating loss..................................         (7,078)             (74)          (753)          (7,905)
         Total assets....................................        117,337            7,749        (36,663)          88,423

-------------

(a)      Includes restructuring expenses of $435,000 (See Note 3).

         The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond and Center. Revenues earned in Europe are primarily attributable to CMG and Heska AG. There have been no significant exports from North America or Europe.

          In the three months ended March 31, 2000 and 1999, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to earn profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                                     NORTH
                                                                    AMERICA         EUROPE         OTHER          TOTAL
                                                                    -------         ------         -----          -----
    THREE MONTHS ENDED MARCH 31, 2000:
         Revenues............................................       $  14,209      $    841     $   (687)       $  14,363
         Operating loss......................................          (5,084)         (279)        (435)(a)       (5,798)
         Total assets........................................          95,815         3,285      (35,417)          63,683

    THREE MONTHS ENDED MARCH 31, 1999:
         Revenues............................................       $  10,798      $  1,006     $   (753)       $  11,051
         Operating loss......................................          (7,455)         (450)          --           (7,905)
         Total assets........................................         120,802         4,284      (36,663)          88,423

-------------
(a)      Includes restructuring expenses of $435,000 (See Note 3).

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

OVERVIEW

         We are primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of our companion animal products, our primary manufacturing subsidiary, Diamond, also manufactures bovine vaccine products and pharmaceutical products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by us, our subsidiaries, Center and CMG, also manufacture and sell human allergy products. We also offer diagnostic services to veterinarians at our Fort Collins, Colorado location.

          From our inception in 1988 until early 1996, our operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, we had not received any revenues from the sale of products. During 1996, we grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. We accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support our products introduced in 1996, and designing and implementing more sophisticated operating and information systems. We also expanded the scope and level of our scientific and business development activities, increasing the opportunities for new products. In 1997, we introduced additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in England and CMG in Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of our acquisitions during this period was accounted for under the purchase method of accounting and accordingly, our financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, we established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing our European operations.

         During the first quarter of 1998, we acquired a manufacturer and marketer of patient monitoring devices. The financial results of this entity have been consolidated with ours under the pooling-of-interests accounting method for all periods presented. These operations were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999, and our facility in Waukesha, Wisconsin was closed.

         In December 1999, we announced our intent to sell our subsidiary in the United Kingdom, Heska UK. The sale was completed in March 2000.

         We have incurred net losses since our inception and anticipates that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from our inception in 1988 through March 31, 2000 have totaled $158.5 million.

         Our ability to achieve profitable operations will depend primarily upon our ability to successfully market our products, commercialize products that are currently under development and develop new products. Most of our products are subject to long development and regulatory approval cycles and there can be no assurance that we will successfully develop, manufacture or market these products. There can also be no assurance that we will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we may continue to finance operations with additional equity and debt financing. There can be no assurance that such financing will be available when required or will be obtained under favorable terms. See the discussion later in this section titled "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

         Total revenues, which include product, license and royalty and research and development revenues, increased 30% to $14.4 million in the first quarter of 2000 compared to $11.1 million for the first quarter of 1999. Product revenues increased 13% to $12.4 million in the first quarter of 2000 compared to $11.0 million for the first quarter of 1999. The growth in revenues during 2000 was primarily due to sales of new products introduced during 1999, improved instrumentation sales, the sale of our canine periodontal disease therapeutic product line and various licensing transactions.

         During the quarter ended March 31, 2000, we recognized $1.7 million of license and royalty revenue. These revenues were primarily attributable to the sale of the PERIOceutic(TM) Gel product line and the licensing of certain recombinant allergen technology. In connection with the product line sale, we expect to receive royalty revenues in future periods with respect to product sales.

         Revenues from sponsored research and development increased to $240,000 in the first quarter of 2000 from $41,000 in the first quarter of 1999. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled $8.4 million in the first quarter of 2000 compared to $7.7 million in the first quarter of 1999, and the resulting gross profit from product sales for 2000 increased to $4.0 million from $3.3 million in 1999. The improvement in gross profit as a percentage of product sales in the first quarter of 2000 compared to 1999 reflects the increase in sales of our proprietary products and the elimination of certain low-margin products during 1999.

         Selling and marketing expenses increased to $4.3 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999. This increase reflects primarily the expansion of our sales and marketing organization and costs associated with the introduction and marketing of new products.

         Research and development expenses decreased to $4.0 million in the first quarter of 2000 from $4.2 million in the first quarter of 1999. Fluctuations in research and development expenses are generally the result of the number of research projects in progress.

         General and administrative expenses increased slightly to $2.8 million in the first quarter of 2000 from $2.7 million in the first quarter of 1999.

         Amortization of intangible assets and deferred compensation decreased to $194,000 in the first quarter of 2000 from $857,000 in 1999. The decrease in amortization expense from 1999 is due primarily to the completed amortization of certain intangible assets, and to the write-off of intangible assets related to the sale of Heska UK and certain other intangible assets in 1999. Intangible assets resulted primarily from our 1997 and 1996 business acquisitions and are being amortized over lives of 2 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the first quarter of 2000 of $154,000 compared to $189,000 in the first quarter of 1999. In connection with the grant of certain stock options in 1997 and 1996, we recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant.

         During the first quarter of fiscal 2000, we initiated a cost reduction and restructuring plan at Diamond. The restructuring resulted from the rationalization of Diamond's business including a reduction in the size of its workforce and our decision to vacate a leased warehouse and distribution facility no longer needed after our decision to discontinue contract manufacturing of certain low margin human health care products. The charge to operations of approximately $435,000 related primarily to personnel severance costs for 12 individuals and the costs associated with closing the leased facility, terminating the lease and abandoning certain leasehold improvements. The facility was closed in April 2000.

          Other income (expense), net decreased to net other expense of $131,000 for the three months ended March 31, 2000 compared to net other income of $22,000 for the same period in 1999 primarily due to lower interest income as cash has been used to fund current operations. This decrease in interest income was partially offset by lower interest expense as we have repaid outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity at March 31, 2000 was our $14.1 million in cash, cash equivalents and marketable securities. As additional sources of liquidity, we and our subsidiaries have secured lines of credit and other revolving debt facilities totaling approximately $2.7 million, against which borrowings of approximately $1.8 million were outstanding at March 31, 2000. These financing facilities are secured by assets of the respective subsidiaries and by corporate guarantees of Heska. We expect to seek additional asset-based borrowing facilities.

         Cash used in operating activities was $9.5 million in the first quarter of 2000, compared to $9.2 million in the first quarter of 1999. The increase of $3.5 million in accounts receivable was mainly due to increased sales volume and the license and royalty revenues which were recognized in March 2000. Accounts payable and accrued liabilities decreased by $1.2 million in the first quarter of 2000. Expenses which were recognized as a result of our Waukesha restructuring in 1999 and paid in the first quarter of 2000 accounted for $667,000 of the reduction in accrued liabilities during the first quarter of 2000.

         Our investing activities provided cash of $11.9 million in the first quarter of 2000, compared to $9.9 million in cash provided by investing activities during the first quarter of 1999. Cash provided by investing activities was primarily related to the sale of marketable securities to fund our business operations. Expenditures for property and equipment totaled $534,000 for the first quarter of 2000 compared to $1.3 million in the first quarter of 1999. We have historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $2.0 million in 2000 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

         Our financing activities used $5,000 in the first quarter of 2000 compared to $901,000 used in the first quarter of 1999. The higher usage of cash in 1999 is primarily due to debt repayments in excess of new borrowings during the first quarter of fiscal 1999.

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

         We believe that our available cash, cash from operations, available borrowings and borrowings expected to be available under a corporate revolving line of credit currently being negotiated will be sufficient to satisfy our projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thereafter, if cash generated from operations is insufficient to satisfy our cash requirements, we will need to raise additional capital to continue our business operations. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit our operations and strategies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than our second fiscal quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will be reflected as a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

         We do not expect the adoption of any standards recently issued by the Financial Accounting Standards Board or the Securities and Exchange Commission to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

         We have incurred net losses since our inception. At March 31, 2000, our accumulated deficit was $158.5 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

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

         We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash from operations, available borrowings and borrowings expected to be available under a corporate revolving line of credit currently being negotiated will be sufficient to satisfy our projected cash requirements for at least the next 12 months, assuming no significant uses of cash in acquisition activities. Thus, we may need to raise additional capital to fund our research and development, manufacturing, sales and marketing activities. Our future liquidity and capital requirements will depend on numerous factors, including:

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

         We currently derive a substantial portion of our revenues from Diamond, which manufactures certain of our products and products for other companies in the animal health industry. Revenues from one Diamond customer comprised approximately 10% of total revenues in the first quarter of 2000. No customer accounted for more than 10% of total revenue during the three months ended March 31, 1999.

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

         We currently rely on third parties to manufacture those products we do not manufacture at our Diamond or Center facilities. We currently have a supply agreement with Quidel Corporation for certain manufacturing services relating to our point-of-care diagnostic tests. Third parties also manufacture our patient monitoring instruments and associated consumable products. We cannot assure you that these partners will manufacture products to regulatory standards and our specifications in a cost-effective and timely manner. If one or more of our suppliers experiences delays in scaling up commercial manufacturing, fails to produce a sufficient quantity of products to meet market demand, or requests renegotiation of contract prices, our business could be substantially harmed. While we typically retain the right to manufacture products ourselves or contract with an alternative supplier in the event of a manufacturer's breach, any transfer of production would cause significant production delays and additional expense to us to scale up production at a new facility and to apply for regulatory licensure at that new facility. In addition, we cannot assure you that suitable manufacturing partners or alternative suppliers will be available for our products under development if present arrangements are not satisfactory.

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At March 31, 2000, approximately $8.5 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.3%. The line of credit matures in September 2001 and is subject to annual renewal. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. Additionally, we monitor interest rates and at March 31, 2000 had sufficient cash balances to pay off the lines of credit should interest rates increase significantly. As a result, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, financial position or cash flows.

Foreign Currency Risk

          At March 31, 2000, we had wholly-owned subsidiaries located in Switzerland and France. Sales from these operations are denominated in Swiss Francs, French Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate, French/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Swiss Franc, French Franc or Euro.

PART II. OTHER INFORMATION

ITEM 2.   SALES OF UNREGISTERED SECURITIES

           (c) Between October 1999 and March 2000, the Registrant issued 1,691 shares of Common Stock to consultants in consideration of services rendered in accordance with the terms of their consulting agreements between the Registrant and the respective consultant. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

            In January 2000, the Registrant issued 4,000 shares of Common Stock to a product development services provider in consideration of the completion of certain research projects. The Registrant relied upon the exemption provided by
Section 4(2) of the Act.

         Where required, the recipients of the above-described securities represented their intentions to acquire the securities for investment only and not with a view of distribution thereof. Appropriate legends were affixed, where required, to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Registrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on Page 27

         (b)      Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HESKA CORPORATION




Date:    May 12, 2000          By    /s/ Ronald L. Hendrick
                                     -----------------------------------------
                                     RONALD L. HENDRICK
                                     Executive Vice President and Chief
                                       Financial Officer
                                     (on behalf of the Registrant and as the
                                       Registrant's Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------
      27        Financial Data Schedule

---------------