Form 10-Q
period 2000-06-30
HESKA CORP
filed 2000-08-14
CIK 1038133

===============================================================================

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                                 [X] Yes [ ] No

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 10, 2000 was 33,859,885


===============================================================================

===============================================================================

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                          PART I. FINANCIAL INFORMATION
  Item 1.     Financial Statements (Unaudited):

              Consolidated Balance Sheets as of June 30, 2000 and
                 December 31, 1999........................................................................          3

              Consolidated Statements of Operations and Comprehensive Loss
                 for the three and six months ended June 30, 2000 and 1999................................          4

              Consolidated Statements of Cash Flows for the six months ended
                 June 30, 2000 and 1999  .................................................................          5

              Notes to Consolidated Financial Statements..................................................          6

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................................         12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................         23

                           PART II. OTHER INFORMATION

  Item 1.     Legal Proceedings...........................................................................    Not Applicable

  Item 2.     Changes in Securities and Use of Proceeds...................................................         23

  Item 3.     Defaults Upon Senior Securities.............................................................    Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders.........................................         24

  Item 5.     Other Information...........................................................................    Not Applicable

  Item 6.     Exhibits and Reports on Form 8-K............................................................         24

   Exhibit Index..........................................................................................         25

   Signatures.............................................................................................         26

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                                                   JUNE 30,    DECEMBER 31,
                                                                                                    2000          1999
                                                                                                  ---------    -----------
                                                  ASSETS

Current assets:
             Cash and cash equivalents ........................................................   $   5,650    $   1,499
             Marketable securities ............................................................       7,232       22,482
             Accounts receivable, net .........................................................      11,155        9,652
             Inventories, net .................................................................      11,853       13,957
             Other current assets .............................................................         586        1,027
                                                                                                  ---------    ---------
                     Total current assets .....................................................      36,476       48,617
Property and equipment, net ...................................................................      14,872       19,574
Intangible assets, net ........................................................................       1,209        1,629
Restricted marketable securities and other assets .............................................       1,454        1,348
                                                                                                  ---------    ---------
                      Total assets ............................................................   $  54,011    $  71,168
                                                                                                  =========    =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable .................................................................   $   6,276    $   6,928
             Accrued liabilities ..............................................................       4,222        4,369
             Current portion of deferred revenue ..............................................         309          930
             Line of credit borrowings ........................................................       1,408          917
             Current portion of capital lease obligations .....................................         515          604
             Current portion of long-term debt ................................................       1,940        6,635
                                                                                                  ---------    ---------
                      Total current liabilities ...............................................      14,670       20,383
Capital lease obligations, less current portion ...............................................         445          718
Long-term debt, less current portion ..........................................................       3,462        4,428
Deferred revenue and other long-term liabilities ..............................................         915          200
                                                                                                  ---------    ---------
                       Total liabilities ......................................................      19,492       25,729
                                                                                                  ---------    ---------
Commitments and contingencies
Stockholders' equity:
             Preferred stock, $.001 par value, 25,000,000 shares authorized;
                 none issued and outstanding ..................................................          --           --
             Common stock, $.001 par value, 75,000,000 shares authorized; 33,848,100 and
                 33,435,669 shares issued and outstanding, respectively .......................          34           33
             Additional paid-in capital .......................................................     199,580      199,156
             Deferred compensation ............................................................        (354)        (648)
             Stock subscription receivable from officers ......................................         (38)        (124)
             Accumulated other comprehensive loss .............................................        (469)        (376)
             Accumulated deficit ..............................................................    (164,234)    (152,602)
                                                                                                  ---------    ---------
                       Total stockholders' equity .............................................      34,519       45,439
                                                                                                  ---------    ---------
                       Total liabilities and stockholders' equity .............................   $  54,011    $  71,168
                                                                                                  =========    =========


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                             THREE MONTHS             SIX MONTHS
                                                              ENDED JUNE 30,         ENDED JUNE 30,
                                                          --------------------    --------------------
                                                            2000        1999        2000        1999
                                                          --------    --------    --------    --------
Revenues:
   Products, net ......................................   $ 13,714    $ 12,553    $ 26,137    $ 23,563
   Research, development and other ....................        529         325       2,469         366
                                                          --------    --------    --------    --------
       Total revenues .................................     14,243      12,878      28,606      23,929

Cost of goods sold ....................................      9,464       8,286      17,886      15,995
                                                          --------    --------    --------    --------
                                                             4,779       4,592      10,720       7,934
                                                          --------    --------    --------    --------
Operating expenses:
   Selling and marketing ..............................      3,923       3,402       8,211       6,812
   Research and development ...........................      3,798       4,291       7,801       8,535
   General and administrative .........................      2,511       2,713       5,329       5,449
   Amortization of intangible assets
          and deferred compensation ...................        222         827         416       1,684
   Restructuring expense ..............................         --          --         435          --
   Gain on sale of assets .............................       (151)         --        (151)         --
                                                          --------    --------    --------    --------
       Total operating expenses .......................     10,303      11,233      22,041      22,480
                                                          --------    --------    --------    --------
Loss from operations ..................................     (5,524)     (6,641)    (11,321)    (14,546)

Other income (expense), net ...........................       (179)       (290)       (311)       (268)
                                                          --------    --------    --------    --------
Net loss ..............................................     (5,703)     (6,931)    (11,632)    (14,814)
                                                          --------    --------    --------    --------
Other comprehensive income (loss):
   Foreign currency translation adjustments ...........       (124)        (44)        (97)        (84)
   Unrealized gain (loss) on marketable securities ....        (47)       (332)          4        (677)
                                                          --------    --------    --------    --------
Other comprehensive income (loss) .....................       (171)       (376)        (93)       (761)
                                                          --------    --------    --------    --------
Comprehensive loss ....................................   $ (5,874)   $ (7,307)   $(11,725)   $(15,575)
                                                          ========    ========    ========    ========
Basic and diluted net loss per share ..................   $  (0.17)   $  (0.26)   $  (0.35)   $  (0.56)
                                                          ========    ========    ========    ========
Shares used to compute basic and diluted net loss
   per share ..........................................     33,729      26,714      33,665      26,660


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
                      Net cash used in operating activities .............   $(11,729)        $(16,116)
                                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of marketable securities ..........................         --           (5,000)
             Proceeds from sale of marketable securities ................     15,546           26,000
             Proceeds from sale of subsidiary ...........................      6,000               --
             Proceeds from disposition of property and equipment ........        179              262
             Purchases of property and equipment ........................       (739)          (2,683)
                                                                            --------         --------
                      Net cash provided by investing activities .........     20,986           18,579
                                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock .....................        397              368
             Proceeds from borrowings ...................................        626            1,618
             Repayments of debt and capital lease obligations ...........     (5,802)          (4,311)
                                                                            --------         --------
                      Net cash used in financing activities .............     (4,779)          (2,325)
                                                                            --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................       (327)            (262)
                                                                            --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      4,151             (124)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      1,499            5,921
                                                                            --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $  5,650         $  5,797
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..................................................   $    771         $  1,009
                                                                            ========         ========


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

          Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures bovine and other animal vaccine products and pharmaceutical products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by the Company, Heska's subsidiary, CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufactures and sells human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and through CMG.

         From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support Heska products introduced in 1996, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded in the United States through the acquisition of Center Laboratories, Inc. ("Center"), a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations. In 1999, the Company formed a new subsidiary in Limoges, France, Heska EURL, for the purpose of introducing its products into the French market.

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

         During the second quarter of 2000, the Company sold its subsidiary, Center Laboratories, Inc. The results of operations for the period include a gain on the sale of approximately $151,000.

         The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 2000 have totaled $164.2 million.

         The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development, develop new products and manage its expenses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, the statements of operations and comprehensive loss for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories, net

         Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

         Inventories, net of provisions, consist of the following (in thousands):

                                                                             JUNE 30,    DECEMBER 31,
                                                                               2000         1999
                                                                             --------    ------------
    Raw materials.........................................................   $  2,566     $  3,436
    Work in process.......................................................      5,652        6,445
    Finished goods........................................................      3,635        4,076
                                                                             --------     --------
                                                                             $ 11,853     $ 13,957
                                                                             ========     ========

Revenue Recognition

         Product revenues are recognized at the time goods are shipped to the customer, or at the time services are performed, with an appropriate provision for returns and allowances.

         License revenues received under arrangements to license patent rights or technology rights are deferred and amortized over the life of the related arrangement. The Company deferred $700,000 of such revenues in the three months ended June 30, 2000. No royalty revenue has been recognized to date. Royalties will be recognized as products are sold to customers.

         The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. The Company defers revenue recognition of advance payments received until research activities are performed or development milestones are completed.

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

         In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is continuing to be reviewed by industry and the accounting profession. Currently, the accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101 or any revisions made to it, the implementation of SAB 101 is expected to be reflected as a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company continues to review SAB 101 and all additional interpretive guidance to determine what impact, if any, SAB 101 will have on its financial position and results of operations.

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

         Shown below is a reconciliation of restructuring costs for the six months ended June 30, 2000 (in thousands):



                                                                                                  Payments/Charges
                                                             Balance at   Additions for the Six      For the Six      Balance at
                                                            December 31,     Months Ended           Months Ended       June 30,
                                                               1999          June 30, 2000          June 30, 2000       2000
                                                            ------------  ---------------------   ----------------    ----------
    Severance pay, benefits and relocation expenses.....     $   429          $     121             $         (550)     $  --
    Noncancellable leased facility closure costs........         694                314                       (715)       293
                                                             -------          ---------             --------------      -----
         Total..........................................     $ 1,123          $     435             $       (1,265)     $ 293
                                                             =======          =========             ==============      =====

         The balances of $293,000 and $1.1 million are included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999, respectively.

4.       MAJOR CUSTOMERS

         The Company had sales of greater than 10% of total revenue to two customers during the three months and two customers during the six months ended June 30, 2000. These customers, which represented 24% of the Company's total revenue for the three months ended June 30, 2000 and 23% of total revenue for the six months ended June 30, 2000, purchased animal vaccines from Diamond. No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 1999.

5.       SEGMENT REPORTING

         The Company divides its operations into two reportable segments, Animal Health, which includes the operations of Heska Fort Collins, Diamond, Heska Waukesha, Heska UK and Heska AG, and Allergy Diagnostics and Treatment, which includes the operations of Center and CMG. The operations of Heska Waukesha were consolidated into the existing operations at Heska Fort Collins and Diamond as of December 31, 1999. Heska UK was sold in March 2000 and Center was sold in June 2000.

         Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.


                                                      ALLERGY
                                          ANIMAL    DIAGNOSTICS
                                          HEALTH   AND TREATMENT   OTHER        TOTAL
                                        ---------  ------------- ---------    ---------
THREE MONTHS ENDED JUNE 30, 2000:
     Revenues .......................   $  13,246    $   1,784   $    (787)   $  14,243
     Operating loss .................      (5,552)          28          --       (5,524)
     Total assets ...................      84,395          765     (31,149)      54,011

THREE MONTHS ENDED JUNE 30, 1999:
     Revenues .......................   $  12,038    $   1,891   $  (1,051)   $  12,878
     Operating loss .................      (5,611)          21      (1,051)      (6,641)
     Total assets ...................     114,179        8,080     (40,040)      82,219


                                                     ALLERGY
                                         ANIMAL    DIAGNOSTICS
                                         HEALTH   AND TREATMENT   OTHER         TOTAL
                                        --------  ------------- --------      --------
SIX MONTHS ENDED JUNE 30, 2000:
     Revenues .......................   $ 26,606    $  3,474    $ (1,474)     $ 28,606
     Operating loss .................    (10,876)        (10)       (435)(a)   (11,321)


SIX MONTHS ENDED JUNE 30, 1999:
     Revenues .......................   $ 22,069    $  3,664    $ (1,804)     $ 23,929
     Operating loss .................    (12,689)        (52)     (1,805)      (14,546)

----------

     (a) Includes restructuring expenses of $435,000 (See Note 3).

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska Fort Collins, Diamond, and Center. Revenues earned in Europe are primarily attributable to CMG and Heska AG. There have been no significant exports from North America or Europe.

     In the six months ended June 30, 2000 and 1999, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies and international subsidiaries to earn reasonable profit margins. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                                            NORTH
                                                                           AMERICA       EUROPE       OTHER        TOTAL
                                                                          ---------    ---------    ---------    ---------
THREE MONTHS ENDED JUNE 30, 2000:
     Revenues .........................................................   $  14,383    $     646    $    (786)   $  14,243
     Operating loss ...................................................      (5,364)        (160)          --       (5,524)
     Total assets .....................................................      82,139        3,021      (31,149)      54,011

THREE MONTHS ENDED JUNE 30, 1999:
     Revenues .........................................................   $  12,882    $   1,047    $  (1,051)   $  12,878
     Operating loss ...................................................      (6,112)        (529)          --       (6,641)
     Total assets .....................................................     117,890        4,369      (40,040)      82,219


                                                                            NORTH
                                                                           AMERICA       EUROPE        OTHER        TOTAL
                                                                          ---------    ---------    ---------    ---------
SIX MONTHS ENDED JUNE 30, 2000:
     Revenues .........................................................   $  28,592    $   1,488    $  (1,474)   $  28,606
     Operating loss ...................................................     (10,447)        (439)        (435)(a)  (11,321)


SIX MONTHS ENDED JUNE 30, 1999:
     Revenues .........................................................   $  23,680    $   2,053    $  (1,804)   $  23,929
     Operating loss ...................................................     (13,568)        (978)          --      (14,546)

----------

(a) Includes restructuring expenses of $435,000 (See Note 3).

6.       NEW CREDIT FACILITY

         In June 2000, the Company entered into a two-year expanded $13.1 million credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a $10.0 million asset based revolving line of credit. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached final consensus on two issues which are required to be applied no later than the fourth quarter of our fiscal year 2000. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," states that all amounts billed to customers for shipping and handling in a sales transaction must be included as revenue. The EITF did not reach a final conclusion on the classification of costs incurred by the seller for shipping and handling. EITF No. 00-14, "Accounting for Certain Sales Incentives," requires that all costs for rebates and other sales discounts be accounted for as a reduction in revenue in the income statement of the seller. Also, the EITF stated that free goods or services given as a sales incentive should be classified as operating expenses in the seller's income statement. Upon application of these pronouncements, comparative financial statements for prior periods will be reclassified to comply with the new classification guidelines. The Company does not expect these EITF pronouncements to have a material impact on its financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. The Company believes that FIN No. 44 will not have a significant impact on its financial position or results of operations.

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

OVERVIEW

         We are primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of our companion animal products, our primary manufacturing subsidiary, Diamond, also manufactures bovine vaccine products and pharmaceutical products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale in Europe, our subsidiary, CMG, also manufactures and sells human allergy products. We also offer diagnostic services to veterinarians at our Fort Collins, Colorado location and through CMG.

         From our inception in 1988 until early 1996, our operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, we had not received any revenues from the sale of products. During 1996, we grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. We accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support our products introduced in 1996, and designing and implementing more sophisticated operating and information systems. We also expanded the scope and level of our scientific and business development activities, increasing the opportunities for new products. In 1997, we introduced additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in England and CMG in Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of our acquisitions during this period was accounted for under the purchase method of accounting and accordingly, our financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In 1997, we established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing our European operations. In 1999, we formed a new subsidiary in Limoges, France, Heska EURL, for the purpose of introducing our products into the French market.

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

         We announced the completion of the sale of Center in late June 2000. The second quarter 2000 statement of operations reflects a gain on the sale of approximately $151,000.

         We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from our inception in 1988 through June 30, 2000 have totaled $164.2 million.

         Our ability to achieve profitable operations will depend primarily upon our ability to successfully market and sell our products, the product mix and gross margins associated with those products, our ability to commercialize products that are currently under development and to develop new products. Most of our products are subject to long development and regulatory approval cycles and there can be no assurance that we will successfully develop, manufacture or market these products. There can also be no assurance that we will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we may continue to finance operations with additional equity and debt financing, either of which may be dilutive to existing stockholders. There can be no assurance that financing will be available under our existing credit facility or that additional equity or debt financing will be available when required or can be obtained under favorable terms. See the discussion later in this section titled "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

         Total revenues, which include product and sponsored research and development revenues, increased more than 10% to $14.2 million in the second quarter of 2000 compared to $12.9 million for the second quarter of 1999. Product revenues increased 9% to $13.7 million in the second quarter of 2000 compared to $12.6 million for the second quarter of 1999. The growth in revenues during 2000 was primarily due to improved sales of veterinary medical instrumentation and vaccines, plus the sales of new products introduced by the Company during 2000.

         Revenues from research, development and other increased to $529,000 in the second quarter of 2000 compared to $325,000 in the second quarter of 1999. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled $9.5 million in the second quarter of 2000 compared to $8.3 million in the second quarter of 1999. The increase in cost of goods sold was attributable to increased product sales. The gross profit margin on product sales in the second quarter of 2000 was 31%, down from approximately 34% in the second quarter of 1999. The decline in gross profit margin was primarily attributable to the product sales mix in the current quarter, as revenue growth occurred primarily in vaccine products from Diamond and veterinary medical instrumentation, each of which have lower gross profit margins than our proprietary companion animal products. Center, which was sold June 23, 2000, also had a substantially lower gross profit margin during the second quarter of 2000 compared to the second quarter of 1999.

         Selling and marketing expenses increased to $3.9 million in the second quarter of 2000 from $3.4 million in the second quarter of 1999. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products.

         Research and development expenses decreased to $3.8 million in the second quarter of 2000 from $4.3 million in the second quarter of 1999. Fluctuations in research and development expenses are generally the result of the number of research projects in progress.

         General and administrative expenses decreased to $2.5 million in the second quarter of 2000 from $2.7 million in the second quarter of 1999.

         Amortization of intangible assets and deferred compensation decreased to $222,000 in the second quarter of 2000 from $827,000 in the second quarter of 1999. The decrease in amortization expense in 2000 is due primarily to the completed amortization of certain intangible assets and the write-off of intangible assets related to the sale of Heska UK and certain other intangible assets in 1999. Intangible assets resulted primarily from the Company's 1997 and 1998 business acquisitions and are being amortized over lives of 6 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the second quarter of 2000 of $140,000 compared to $161,000 in the second quarter of 1999. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, are being recognized over the service period.

Six Months Ended June 30, 2000 and 1999

         Total revenues, which include product, research, development and other revenues, increased more than 19% to $28.6 million in the first half of 2000 compared to $23.9 million for the first half of 1999. Product revenues increased 11% to $26.1 million in the first half of 2000 compared to $23.6 million for the first half of 1999. The growth in revenues during 2000 was primarily due to improved sales of veterinary medical instrumentation and vaccines, plus the sales of new products introduced by the Company during 2000.

         Revenues from research, development and other increased to $2.5 million in the first half of 2000 from $366,000 in the first half of 1999. Included in other are revenues attributable to the sale of the PERIOceutic(TM) Gel product. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled $17.9 million in the first half of 2000 compared to $16.0 million in the first half of 1999. The increase in cost of goods sold was attributable to increased product sales. Gross profit margins on products sold during the six month period ended June 30, 2000 decreased slightly to 31.6% from 32.1% in the same period of 1999.

         Selling and marketing expenses increased to $8.2 million in the first half of 2000 from $6.8 million in the first half of 1999. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products.

         Research and development expenses decreased to $7.8 million in the first half of 2000 from $8.5 million in the first half of 1999. Fluctuations in research and development expenses are generally the result of the number of research projects in progress.

         General and administrative expenses decreased to $5.3 million in the first half of 2000 from $5.4 million in the first half of 1999.

         Amortization of intangible assets and deferred compensation decreased to $416,000 in the first half of 2000 from $1.7 million in the first half of 1999. The decrease in amortization expense in 2000 is due primarily to the completed amortization of certain intangible assets and the write-off of intangible assets related to the sale of Heska UK and certain other intangible assets in 1999. Intangible assets resulted primarily from the Company's 1997 and

1998 business acquisitions and are being amortized over lives of 6 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the first half of 2000 of $294,000 compared to $328,000 in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity at June 30, 2000 are our $12.9 million in cash, cash equivalents and marketable securities and our expanded $10.0 million asset based revolving line of credit. In June 2000, we entered into the two-year credit facility with Wells Fargo Business Credit, an affiliate of Wells Fargo Bank. This credit facility requires us to maintain certain minimum financial covenants including book net worth, net income and cash balances or liquidity levels.

         Cash used in operating activities was $11.7 million in the first half of 2000, compared to $16.1 million in the first half of 1999. The decrease in cash used for operating activities for the first half of 2000 compared to the same period in 1999 was primarily due to a decrease of approximately $3.2 million in the net loss for the period and lower inventory increases in the first half of 2000 versus the same period in 1999.

         Our investing activities provided $21.0 million in the first half of 2000, compared to $18.6 million during the first half of 1999. Net cash provided by investing activities was primarily related to the net sale of marketable securities to fund our business operations. During the second quarter of 2000, we sold Center for $6.0 million. Expenditures for property and equipment totaled $739,000 for the first half of 2000 compared to $2.7 million in the first half of 1999. The Company currently expects to spend approximately $2.0 million in 2000 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

         Our financing activities used $4.8 million in the first half of 2000 compared to $2.3 million in the first half of 1999. Repayments of debt and capital lease obligations totaled $5.8 million in the first half of 2000 compared to $4.3 million in the first half of 1999. We received $626,000 in proceeds from borrowings during the first half of 2000 compared to $1.6 million in the comparable period in 1999.

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

         We believe that our available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings we expect to be available under our revolving line of credit facility will be sufficient to satisfy our projected cash requirements through the end of 2000 and into 2001, assuming no significant uses of cash in acquisition activities. Thereafter, if cash resources are insufficient to satisfy our cash requirements, we will need to raise additional capital to continue our business operations. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders and debt financing, if available, may include restrictive covenants which may limit our operations and strategies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is continuing to be reviewed by industry and the accounting profession. Currently, the accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101 or any revisions made to it, the implementation of SAB 101 is expected to be reflected as a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company continues to review SAB 101 and all additional interpretive guidance to determine what impact, if any, SAB 101 will have on its financial position and results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached final consensus on two issues which are required to be applied no later than the fourth quarter of our fiscal year 2000. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," states that all amounts billed to customers for shipping and handling in a sales transaction must be included as revenue. The EITF did not reach a final conclusion on the classification of costs incurred by the seller for shipping and handling. EITF No. 00-14, "Accounting for Certain Sales Incentives," requires that all costs for rebates and other sales discounts be accounted for as a reduction in revenue in the income statement of the seller. Also, the EITF stated that free goods or services given as a sales incentive should be classified as operating expenses in the seller's income statement. Upon application of these pronouncements, comparative financial statements for prior periods will be reclassified to comply with the new classification guidelines. We do not expect these EITF pronouncements to have a material impact on our financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. We believe that FIN No. 44 will not have a significant impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

         We have incurred net losses since our inception. At June 30, 2000, our accumulated deficit was $164.2 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

We may need to seek additional financing in the future in order to continue our operations.

         We have incurred negative cash flow from operations since inception. We may not generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings we expect to be available under our revolving line of credit facility will be sufficient to satisfy our projected cash requirements through the end of 2000 and into 2001, assuming no significant uses of cash in acquisition activities. Thus, we may need to raise additional capital to fund our research and development, manufacturing, sales and marketing activities. Our future liquidity and capital requirements will depend on numerous factors, including:

     o the extent to which our present and future products gain market acceptance;

     o the extent to which we successfully develop products from technologies under research or development;

     o   the timing of regulatory actions concerning our products;

     o   the costs of our sales, marketing and manufacturing activities;

     o the cost, timing and business management of recent and potential acquisitions and contingent liabilities associated with acquisitions;

     o   the procurement and enforcement of important patents, and

     o   the results of competition.

         We cannot assure you that additional capital will be available on acceptable terms, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms. If we fail to raise capital on acceptable terms when we need to, our business could be substantially harmed.

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

We must maintain certain financial and other covenants under our revolving line of credit agreement.

         Under our revolving line of credit agreement with Wells Fargo Business Credit, Inc., we are required to comply with certain financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants are requirements for monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. Failure to comply with any of the covenants, representations or warranties would negatively impact our ability to borrow under the agreement. Our inability to borrow to fund our operations could materially harm our business.

A small number of large customers account for a large percentage of our revenues.

         We currently derive a substantial portion of our revenues from Diamond, which manufactures certain of our products and products for other companies in the animal health industry. Revenues from two Diamond customers comprised approximately 23% of total revenues in the first six months of 2000. No customer accounted for more than 10% of total revenue during the six months ended June 30, 1999.

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

         The market in which we operate is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, Merial Ltd., Novartis, Pfizer, Inc., Schering Plough Corporation, Pharmacia & Upjohn, Inc. and IDEXX Laboratories, Inc., have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than us. Our competitors offer broader product lines and have greater name recognition than we do. We cannot assure you that our competitors will not develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we cannot assure you that we will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our business could be substantially harmed.

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

        To be successful, we must manufacture, or contract for the manufacture of, our current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to increase our manufacturing capacity, we acquired Diamond in April 1996 and certain assets of Center in July 1997. Center was sold in June 2000. We must complete significant improvements in our manufacturing infrastructure in order to scale up for the manufacturing of our new products. We cannot assure you that we can complete such work successfully or on a timely basis.

         We currently rely on third parties to manufacture those products we do not manufacture at our Diamond facility. We currently have a supply agreement with Quidel Corporation for certain manufacturing services relating to our point-of-care diagnostic tests. Third parties also manufacture our patient monitoring instruments and associated consumable products. We cannot assure you that these partners will manufacture products to regulatory standards and our specifications in a cost-effective and timely manner. If one or more of our suppliers experiences delays in scaling up commercial manufacturing, fails to produce a sufficient quantity of products to meet market demand, or requests renegotiation of contract prices, our business could be substantially harmed. While we typically retain the right to manufacture products ourselves or contract with an alternative supplier in the event of a manufacturer's breach, any transfer of production would cause significant production delays and additional expense to us to scale up production at a new facility and to apply for regulatory licensure at that new facility. In addition, we cannot assure you that suitable manufacturing partners or alternative suppliers will be available for our products under development if present arrangements are not satisfactory.

         Our agreements with certain of the suppliers of the veterinary medical devices require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these devices. We cannot assure that we will meet these minimum sales levels in 2000, or in the future, and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

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

We expect to continue to experience volatility in our stock price.

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

         The interest payable on our revolving line of credit and certain other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At June 30, 2000, approximately $4.5 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.2%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. Additionally, we monitor interest rates and at June 30, 2000 had sufficient cash balances to pay off the lines of credit should interest rates increase significantly. As a result, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, financial position or cash flows.

Foreign Currency Risk

          At June 30, 2000, we had wholly-owned subsidiaries located in Switzerland and France. Sales from these operations are denominated in Swiss Francs, French Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate, French/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Swiss Franc, French Franc or Euro.


PART II. OTHER INFORMATION

ITEM 2. (c)   CHANGES IN SECURITIES AND USE OF PROCEEDS


         Between October 1999 and May 2000, the Company issued an aggregate of 3,525 shares of Common Stock to consultants in consideration of services rendered in accordance with the terms of their respective consulting agreements between the Company and the consultants. The Company relied upon the exemption provided by Section 4(2) of the Securities Act.

         In January 2000, the Company issued 4,000 shares of Common Stock to a product development services provider in consideration of the completion of certain research projects. The Company relied upon the exemption provided by
Section 4(2) of the Securities Act.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 annual meeting of stockholders (the "2000 Annual Meeting") was held on May 24, 2000 in Fort Collins, Colorado. Four proposals, as described in the Company's Proxy Statement dated April 4, 2000, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

     1. Proposal to elect three Class III directors for three year terms expiring at the Company's annual meeting in 2003. All directors were elected. The shares were voted as follows:

         Nominee                            Number of Shares
         -------                            ----------------
         Lyle A. Hohnke                     For                        27,082,636
                                            Withheld                      651,091

         Denis H. Pomroy                    For                        27,225,616
                                            Withheld                      508,111

         Lynnor B. Stevenson                For                        27,225,616
                                            Withheld                      508,111

     2. Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 40 million to 75 million.

                                      For                   Against                   Abstain
                               25,164,744                 1,859,758                   223,455

     3. Amendment to the Company's Certificate of Incorporation to modify and delete certain of the supermajority provisions therein.

                                      For                   Against                   Abstain
                               23,591,837                   656,188                    14,696

     4. Amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Plan by 500,000.

                                      For                   Against                   Abstain
                               21,561,711                 5,460,998                   225,248

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   See Exhibit Index on Page 25

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                  EXHIBIT INDEX


Exhibit
Number                             Description of Document
-------                            -----------------------
3.1(d)         Restated Certificate of Incorporation

3.2            Bylaws

10.39 Second Amended and Restated Credit and Security Agreement by and between Heska Corporation, Diamond Animal Health, Inc., Center
               Laboratories, Inc. and Wells Fargo Business Credit, Inc., dated as of June 14, 2000

10.40          Employment Agreement by and between Registrant and Dan T.
               Stinchcomb dated as of May 1, 2000

10.41          Employment Agreement by and between Registrant and Carol
               Talkington Verser dated as of May 1, 2000

27             Financial Data Schedule

----------

                                HESKA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HESKA CORPORATION




Date: August 14, 2000          By /s/ Ronald L. Hendrick
                                  ----------------------------------------------
                                  RONALD L. HENDRICK
                                  Executive Vice President and Chief Financial
                                  Officer (on behalf of the Registrant and as
                                  the Registrant's Principal Financial and
                                  Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
3.1(d)         Restated Certificate of Incorporation

3.2            Bylaws

10.39 Second Amended and Restated Credit and Security Agreement by and between Heska Corporation, Diamond Animal Health, Inc., Center
               Laboratories, Inc. and Wells Fargo Business Credit, Inc., dated as of June 14, 2000

10.40          Employment Agreement by and between Registrant and Dan T.
               Stinchcomb dated as of May 1, 2000

10.41          Employment Agreement by and between Registrant and Carol
               Talkington Verser dated as of May 1, 2000

27             Financial Data Schedule