Form 10-Q
period 2000-09-30
HESKA CORP
filed 2000-11-14
CIK 1038133

--------------------------------------------------------------------------------
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                 [X] Yes [ ] No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 9, 2000 was 33,922,363

================================================================================
--------------------------------------------------------------------------------

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

                                                PART I. FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited):
              Consolidated Balance Sheets as of September 30, 2000 and
                 December 31, 1999...........................................................................       3
              Consolidated Statements of Operations and Comprehensive Loss
                 for the three and nine months ended September 30, 2000 and 1999.............................       4
              Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2000 and 1999.................................................................       5
              Notes to Consolidated Financial Statements.....................................................       6

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................................       12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................       24

                                                  PART II. OTHER INFORMATION

  Item 1.     Legal Proceedings.............................................................................. Not Applicable

  Item 2.     Changes in Securities and Use of Proceeds......................................................       24

  Item 3.     Defaults Upon Senior Securities................................................................ Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders............................................ Not Applicable

  Item 5.     Other Information.............................................................................. Not Applicable

  Item 6.     Exhibits and Reports on Form 8-K...............................................................       25

 Exhibit Index...............................................................................................       26

 Signatures..................................................................................................       27

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                         ASSETS
                                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                                  2000              1999
                                                                                              -------------      ------------
Current assets:
             Cash and cash equivalents .................................................        $   2,043         $   1,499
             Marketable securities .....................................................            7,303            22,482
             Accounts receivable, net ..................................................            8,404             9,652
             Inventories, net ..........................................................            9,317            13,957
             Other current assets ......................................................            1,180             1,027
                                                                                                ---------         ---------
                      Total current assets .............................................           28,247            48,617
Property and equipment, net ............................................................           13,832            19,574
Intangible assets, net .................................................................            1,133             1,629
Restricted marketable securities and other assets ......................................            1,326             1,348
                                                                                                ---------         ---------
                      Total assets .....................................................        $  44,538         $  71,168
                                                                                                =========         =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ..........................................................        $   3,573         $   6,928
             Accrued liabilities .......................................................            3,384             4,369
             Current portion of deferred revenue .......................................              328               930
             Line of credit borrowings .................................................              729               917
             Current portion of capital lease obligations ..............................              553               604
             Current portion of long-term debt .........................................            1,811             6,635
                                                                                                ---------         ---------
                      Total current liabilities ........................................           10,378            20,383
Capital lease obligations, less current portion ........................................              281               718
Long-term debt, less current portion ...................................................            2,953             4,428

Deferred revenue and other long-term liabilities .......................................              918               200
                                                                                                ---------         ---------


                       Total liabilities ...............................................           14,530            25,729
                                                                                                ---------         ---------
Commitments and contingencies
Stockholders' equity:
             Preferred stock, $.001 par value, 25,000,000 shares authorized;
                 none issued and outstanding ...........................................               --                --
             Common stock, $.001 par value, 75,000,000 shares authorized; 33,908,888 and
                 33,435,669 shares issued and outstanding, respectively ................               34                33
             Additional paid-in capital ................................................          199,684           199,156
             Deferred compensation .....................................................             (214)             (648)
             Stock subscription receivable from officers ...............................               --              (124)
             Accumulated other comprehensive loss ......................................             (530)             (376)
             Accumulated deficit .......................................................         (168,966)         (152,602)
                                                                                                ---------         ---------
                       Total stockholders' equity ......................................           30,008            45,439
                                                                                                ---------         ---------

                       Total liabilities and stockholders' equity ......................        $  44,538         $  71,168
                                                                                                =========         =========

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   -------------------------         -------------------------
                                                                     2000             1999             2000             1999
                                                                   --------         --------         --------         --------
         Revenues:
            Products, net .................................        $ 12,396         $ 12,915         $ 38,533         $ 36,478
            Research, development and other ...............             312              152            2,781              518
                                                                   --------         --------         --------         --------
                Total revenues ............................          12,708           13,067           41,314           36,996

         Cost of goods sold ...............................           8,452            8,702           26,338           24,697
                                                                   --------         --------         --------         --------
                                                                      4,256            4,365           14,976           12,299
                                                                   --------         --------         --------         --------

         Operating expenses:
            Selling and marketing .........................           3,275            3,736           11,486           10,548
            Research and development ......................           3,605            3,942           11,406           12,477
            General and administrative ....................           1,888            2,804            7,217            8,253
            Amortization of intangible assets
                   and deferred compensation ..............             207              276              623            1,960
            Restructuring expense .........................              --            1,210              435            1,210
            Gain on sale of subsidiary ....................              --               --             (151)              --
                                                                   --------         --------         --------         --------
                Total operating expenses ..................           8,975           11,968           31,016           34,448
                                                                   --------         --------         --------         --------
         Loss from operations .............................          (4,719)          (7,603)         (16,040)         (22,149)

         Other expense, net ...............................             (12)            (720)            (322)            (988)
                                                                   --------         --------         --------         --------
         Net loss .........................................          (4,731)          (8,323)         (16,362)         (23,137)
                                                                   --------         --------         --------         --------
         Other comprehensive income (loss):

            Foreign currency translation adjustments ......            (131)              30               75              (52)

            Unrealized gain (loss) on marketable securities              71              371             (229)            (220)
                                                                   --------         --------         --------         --------
         Other comprehensive income (loss) ................             (60)             401             (154)            (272)
                                                                   --------         --------         --------         --------
         Comprehensive loss ...............................        $ (4,791)        $ (7,922)        $(16,516)        $(23,409)
                                                                   ========         ========         ========         ========
         Basic and diluted net loss per share .............        $  (0.14)        $  (0.31)        $  (0.49)        $  (0.87)
                                                                   ========         ========         ========         ========
         Shares used to compute basic and diluted net loss
            per share .....................................          33,872           26,845           33,735           26,717

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          -------------------------
                                                                            2000             1999
                                                                          --------         --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
                    Net cash used in operating activities ........        $(14,244)        $(25,247)
                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of marketable securities ...................              --           (5,975)
             Proceeds from sale of marketable securities .........          15,546           38,425
             Proceeds from sale of subsidiary ....................           6,000               --
             Proceeds from disposition of property and equipment .             406              262
             Purchases of property and equipment .................            (889)          (3,185)
                                                                          --------         --------
                    Net cash provided by investing activities ....          21,063           29,527
                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

             Proceeds from issuance of common stock ..............             495              459
             Proceeds from borrowings ............................             136            1,962
             Repayments of debt and capital lease obligations ....          (6,758)          (5,257)
                                                                          --------         --------
                    Net cash used in financing activities ........          (6,127)          (2,836)
                                                                          --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................            (148)            (163)
                                                                          --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS ............................             544            1,281
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................           1,499            5,921
                                                                          --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................        $  2,043         $  7,202
                                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ...........................................        $  1,006         $  1,418
                                                                          ========         ========

           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

          Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), also manufactures food animal vaccine products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale by the Company, Heska's subsidiary, CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, also manufactures and sells human allergy products. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and through CMG.

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

         The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 2000 have totaled approximately $169.0 million.

         The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market and sell its products, the product mix and gross margins associated with those products, the ability to commercialize products that are currently under development, develop new products and manage its expenses. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Inventories, net of provisions, consist of the following (in thousands):

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2000           1999
                                                                 -------------   ------------
    Raw materials ..........................................        $ 2,915        $ 3,436
    Work in process ........................................          3,061          6,445
    Finished goods .........................................          3,341          4,076
                                                                    -------        -------
                                                                    $ 9,317        $13,957
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

         The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. The Company defers revenue recognition of advance payments received until research activities are performed or development milestones are completed. The Company recognizes revenue from sponsored research and development only after payments have been received. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred.

         In addition to its direct sales force, the Company utilizes both distributors and sales agency organizations to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory. Sales agents maintain inventories of goods on consignment from the Company and sell these goods on behalf of the Company to customers in the sales agents' territory. The Company recognizes revenue at the time goods are sold to the customers by the sales agents. Sales agents are paid a fee for their services, which include maintaining product inventories, sales activities, billing and collections. Fees earned by sales agents are netted against revenues generated by these entities.

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

Basic and Diluted Net Loss Per Share

        The Company presents basic and diluted net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting basic and diluted earnings per share. Also, the Company has adopted the guidance of SEC Staff Accounting Bulletin No. 98 and related interpretations. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 1999 and September 30, 2000, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 4,246,183 and 4,008,024 shares, respectively, of the Company's common stock and warrants to purchase 1,165,000 shares of the Company's common stock as of each date.

Foreign Currency Translation

         The functional currency of the Company's international subsidiaries is the Swiss Franc. Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized in current operations. To date, the Company has not entered into any forward contracts or hedging transactions.

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

         Shown below is a reconciliation of restructuring costs for the nine months ended September 30, 2000 (in thousands):

                                                                                             Payments/Charges
                                                           Balance at    Additions for the     For the Nine       Balance at
                                                          December 31,   Nine Months Ended     Months Ended      September 30,
                                                              1999      September 30, 2000  September 30, 2000       2000
                                                          ------------  ------------------  ------------------   -------------
    Severance pay, benefits and relocation expenses ..       $   429          $   121             $  (550)          $    --
    Noncancellable leased facility closure costs .....           694              314                (773)              235
                                                             -------          -------             -------           -------

         Total .......................................       $ 1,123          $   435             $(1,323)          $   235
                                                             =======          =======             =======           =======

         The balances of $235,000 and $1.1 million are included in accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2000 and December 31, 1999, respectively.

4.       MAJOR CUSTOMERS

         The Company had sales of greater than 10% of total revenue to three customers during the three months and two customers during the nine months ended September 30, 2000. These customers, which represented 45% of the Company's total revenue for the three months ended September 30, 2000 and 26% of total revenue for the nine months ended September 30, 2000, purchased food animal vaccines from Diamond. One customer accounted for 11% of total revenues for the three months ended September 30, 1999. No customer accounted for more than 10% of total revenue during the nine months ended September 30, 1999.

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

                                                                         ALLERGY
                                                     ANIMAL            DIAGNOSTICS
                                                     HEALTH           AND TREATMENT         OTHER                 TOTAL
                                                    ---------         -------------       ---------             ---------
    THREE MONTHS ENDED SEPTEMBER 30, 2000:
         Revenues ........................          $  12,930           $   209           $   (431)             $ 12,708
         Operating loss ..................             (4,688)              (31)                --                (4,719)
         Total assets ....................             75,628               823            (31,913)               44,538

    THREE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ........................          $  12,161           $ 1,649           $   (743)             $ 13,067
         Operating loss ..................             (5,605)              (44)            (1,954)(b)            (7,603)
         Total assets ....................            110,732             7,818            (45,375)               73,175

                                                                         ALLERGY
                                                    ANIMAL             DIAGNOSTICS
                                                    HEALTH            AND TREATMENT        OTHER                   TOTAL
                                                   --------           -------------       -------                --------
    NINE MONTHS ENDED SEPTEMBER 30, 2000:
         Revenues .......................          $ 39,217            $ 4,001            $(1,904)               $ 41,314
         Operating loss .................           (15,444)              (161)              (435)(a)             (16,040)

    NINE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues .......................          $ 34,230            $ 5,313            $(2,547)               $ 36,996
         Operating loss .................           (18,275)              (116)            (3,758)(b)             (22,149)

      ------------------
      (a) Includes restructuring expenses of $435,000 (See Note 3).
      (b) Includes restructuring expenses of $1.2 million (See Note 3).

         The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska Fort Collins, Diamond, and, for periods through June 2000, Center. Revenues earned in Europe are primarily attributable to CMG and Heska AG. There have been no significant exports from North America or Europe.

         In the nine months ended September 30, 2000 and 1999, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies and international subsidiaries to earn reasonable profit margins. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                                      NORTH
                                                     AMERICA          EUROPE            OTHER                 TOTAL
                                                    ---------         -------           --------             --------
    THREE MONTHS ENDED SEPTEMBER 30, 2000:
         Revenues ........................          $  12,720         $   419           $   (431)            $ 12,708
         Operating loss ..................             (4,384)           (335)                --               (4,719)
         Total assets ....................             73,712           2,739            (31,913)              44,538

    THREE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues ........................          $  12,733         $ 1,077           $   (743)            $ 13,067
         Operating loss ..................             (5,765)           (628)            (1,210)(b)           (7,603)
         Total assets ....................            114,122           4,427            (45,374)              73,175

                                                     NORTH
                                                    AMERICA           EUROPE             OTHER                 TOTAL
                                                   --------           -------           -------              --------
    NINE MONTHS ENDED SEPTEMBER 30, 2000:
         Revenues .......................          $ 41,312           $ 1,906           $(1,904)             $ 41,314
         Operating loss .................           (14,831)             (774)             (435)(a)           (16,040)

    NINE MONTHS ENDED SEPTEMBER 30, 1999:
         Revenues .......................          $ 36,413           $ 3,129           $(2,546)             $ 36,996
         Operating loss .................           (19,332)           (1,607)           (1,210)(b)           (22,149)

     ----------------
     (a) Includes restructuring expenses of $435,000 (See Note 3).
     (b) Includes restructuring expenses of $1.2 million (See Note 3).

6.       NEW CREDIT FACILITY

         In June 2000, the Company entered into a two-year expanded $13.1 million credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a $10.0 million asset based revolving line of credit. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels. The Company was in compliance with all financial covenants at September 30, 2000.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached final consensus on two issues which are required to be applied no later than the fourth quarter of our fiscal year 2000. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," states that all amounts billed to customers for shipping and handling in a sales transaction must be included as revenue. The EITF was not asked to reach a final conclusion on the classification of costs incurred by the seller for shipping and handling. EITF No. 00-14, "Accounting for Certain Sales Incentives," requires that all costs for rebates and other sales discounts be accounted for as a reduction in revenue in the income statement of the seller. Also, the EITF stated that free goods or services given as a sales incentive should be classified as operating expenses in the seller's income statement. Upon application of these pronouncements, comparative financial statements for prior periods will be reclassified to comply with the new classification guidelines. The Company does not expect these EITF pronouncements to have a material impact on its financial position or results of operations.

         In July 2000, the EITF began discussing EITF Issue No. 00-21, "Accounting for Multiple-Element Arrangements." This issue will provide guidance on accounting for revenue arrangements with multiple elements that may have obligations for performance extending over a period of time.

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

OVERVIEW

         We are primarily focused on the discovery, development and marketing of companion animal health products. In addition to manufacturing certain of our companion animal products, our primary manufacturing subsidiary, Diamond, also manufactures food animal vaccine products that are marketed and distributed by third parties. In addition to manufacturing veterinary allergy products for marketing and sale in Europe, our subsidiary, CMG, also manufactures and sells human allergy products. We also offer diagnostic services to veterinarians at our Fort Collins, Colorado location and at CMG.

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

         We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from our inception in 1988 through September 30, 2000 have totaled approximately $169.0 million.

         Our ability to achieve profitable operations will depend primarily upon our ability to successfully market and sell our products, the product mix and gross margins associated with those products, our ability to commercialize products that are currently under development and to develop new products. Most of our products are subject to long development and regulatory approval cycles and there can be no assurance that we will successfully develop, manufacture or market these products. There can also be no assurance that we will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we expect to seek additional financing. See the discussion later in this section titled "Factors That May Affect Results" for a more in-depth explanation of risks faced by us. See "Risk Factor--We may need to seek additional financing in the future in order to continue our operations."

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

         Total revenues, which include product and research, development and other revenues, decreased 3% to $12.7 million in the third quarter of 2000 compared to $13.1 million for the third quarter of 1999. Product revenues decreased 4% to $12.4 million in the third quarter of 2000 compared to $12.9 million for the third quarter of 1999. These decreases are attributable to the sale and elimination of unprofitable businesses and product lines during the past year, as part of the restructuring of our business. The growth in product revenue from our continuing core business was approximately 30% for the three months ended September 30, 2000 as compared to the same period in 1999.

         Revenues from research, development and other increased to $312,000 in the third quarter of 2000 compared to $152,000 in the third quarter of 1999. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled $8.5 million in the third quarter of 2000 compared to $8.7 million in the third quarter of 1999. The decrease in cost of goods sold was attributable to lower product sales. The gross profit margin on product sales in the third quarter of 2000 was 31.8%, down from approximately 32.6% in the third quarter of 1999. The decline in gross profit margin was primarily attributable to the product sales mix in the current quarter, as revenue growth occurred primarily in vaccine products from Diamond and veterinary medical instrumentation, both of which have lower gross profit margins than our proprietary companion animal products.

         Selling and marketing expenses decreased to $3.3 million in the third quarter of 2000 from $3.7 million in the third quarter of 1999. This decrease is due to the sale of certain unprofitable businesses.

         Research and development expenses decreased to $3.6 million in the third quarter of 2000 from $3.9 million in the third quarter of 1999. Fluctuations in research and development expenses are generally the result of the number of research projects in progress.

         General and administrative expenses decreased to $1.9 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999. This decrease is due to sale of certain unprofitable businesses and the elimination of costs resulting from the restructuring of our business.

         Amortization of intangible assets and deferred compensation decreased to $207,000 in the third quarter of 2000 from $276,000 in the third quarter of 1999. The decrease in amortization expense in 2000 is due primarily to the completed amortization of certain intangible assets and the write-off of intangible assets related to the sale of Heska UK and certain other intangible assets in 1999. Intangible assets resulted primarily from the Company's 1997 and 1998 business acquisitions and are being amortized over lives of 6 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the third quarter of 2000 of $140,000 compared to $161,000 in the third quarter of 1999. In connection with the grant of certain stock options in 1997 and 1996, the Company recorded deferred compensation representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. In 1998 the Company also granted stock options to non-employees in exchange for consulting services. Compensation costs, equal to the fair value of the options on the date of grant, are being recognized over the service period.

Nine Months Ended September 30, 2000 and 1999

         Total revenues, which include product, research, development and other revenues, increased by nearly 12% to $41.3 million in the first nine months of 2000 compared to $37.0 million for the same period of 1999. Product revenues increased by approximately 6% to $38.5 million in the first nine months of 2000 compared to $36.5 million for the same period of 1999. The growth in revenues during 2000 was primarily due to improved sales of veterinary medical instrumentation and vaccines, plus the sales of new products introduced by the Company during 2000. The growth in product revenue from our continuing core business was approximately 38% during the first three quarters of 2000 compared to the same period in 1999.

         Research, development and other revenue increased to $2.8 million in the first nine months of 2000 from $518,000 in the first nine months of 1999. This increase is primarily attributable to the sale of the PERIOceutic(TM) Gel product in the first quarter of 2000. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects as well as the timing and performance of contract milestones.

         Cost of goods sold totaled $26.3 million in the first nine months of 2000 compared to $24.7 million in the first nine months of 1999. The increase in cost of goods sold was attributable to increased product sales. Gross profit margins on products sold during the nine month period ended September 30, 2000 decreased slightly to 31.7% from 32.3% in the same period of 1999. The decline in gross profit margin was primarily attributable to the product sales mix year to date, as revenue growth occurred primarily in vaccine products from Diamond and veterinary medical instrumentation, both of which have lower gross profit margins than our proprietary companion animal products.

         Selling and marketing expenses increased to $11.5 million in the first nine months of 2000 from $10.5 million in the first nine months of 1999. This increase reflects primarily the expansion of the Company's sales and marketing organization and costs associated with the introduction and marketing of new products. These increases have been partially offset by decreases from the sale of unprofitable businesses.

         Research and development expenses decreased to $11.4 million in the first nine months of 2000 from $12.5 million in the first nine months of 1999. Fluctuations in research and development expenses are generally the result of the number of research projects in progress.

         General and administrative expenses decreased to $7.2 million in the first nine months of 2000 from $8.3 million in the first nine months of 1999. This decrease is due to sale of certain unprofitable businesses and the elimination of costs from the restructuring of our business.

         Amortization of intangible assets and deferred compensation decreased to $623,000 in the first nine months of 2000 from $2.0 million in the first nine months of 1999. The decrease in amortization expense in 2000 is due primarily to the completed amortization of certain intangible assets and the write-off of intangible assets related to the sale of Heska UK and certain other intangible assets in 1999. Intangible assets resulted primarily from the Company's 1997 and 1998 business acquisitions and are being amortized over lives of 6 to 10 years. The amortization of deferred compensation resulted in a non-cash charge to operations in the first nine months of 2000 of $434,000 compared to $478,000 in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity at September 30, 2000 are our $9.4 million in cash, cash equivalents and marketable securities and our expanded $10.0 million asset based revolving line of credit. In June 2000, we entered into the two-year credit facility with Wells Fargo Business Credit, an affiliate of Wells Fargo Bank. This credit facility requires us to maintain certain minimum financial covenants including book net worth, net income and cash balances or liquidity levels.

         Cash used in operating activities was $14.2 million in the first nine months of 2000, compared to $25.2 million in the first nine months of 1999. The decrease in cash used for operating activities for the first three quarters of 2000 compared to the same period in 1999 was primarily due to a decrease of approximately $6.8 million in the net loss for the period and lower inventory increases in the first nine months of 2000 versus the same period in 1999.

         Our investing activities provided $21.1 million in the first nine months of 2000, compared to $29.5 million during the first nine months of 1999. Net cash provided by investing activities was primarily related to the net sale of marketable securities to fund our business operations and the sale of one of our subsidiaries. During the second quarter of 2000, we sold Center for $6.0 million. Expenditures for property and equipment totaled $889,000 for the first nine months of 2000 compared to $3.2 million in the first nine months of 1999. We currently expect to spend approximately $1.3 million in 2000 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

         Our financing activities used $6.1 million in the first nine months of 2000 compared to $2.8 million in the first nine months of 1999. Repayments of debt and capital lease obligations totaled $6.8 million in the first nine months of 2000 compared to $5.3 million in the first nine months of 1999. We received $136,000 in proceeds from borrowings during the first nine months of 2000 compared to $2.0 million in the comparable period in 1999.

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

         We believe that our available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings we expect to be available under our revolving line of credit facility will be sufficient to satisfy our projected cash requirements into mid-2001, and we expect to raise additional cash at or before such time. See "Risk Factor--We may need to seek additional financing in the future in order to continue our operations."

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is continuing to be reviewed by industry and the accounting profession. The accounting impact of SAB 101 is required to be determined no later than our fourth fiscal quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101 or any revisions made to it, the implementation of SAB 101 is expected to be reflected as a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We continue to review SAB 101 and all additional interpretive guidance to determine what impact, if any, SAB 101 will have on our financial position and results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached final consensus on two issues which are required to be applied no later than the fourth quarter of our fiscal year 2000. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," states that all amounts billed to customers for shipping and handling in a sales transaction must be included as revenue. The EITF was not asked to reach a final conclusion on the classification of costs incurred by the seller for shipping and handling. EITF No. 00-14, "Accounting for Certain Sales Incentives," requires that all costs for rebates and other sales discounts be accounted for as a reduction in revenue in the income statement of the seller. Also, the EITF stated that free goods or services given as a sales incentive should be classified as operating expenses in the seller's income statement. Upon application of these pronouncements, comparative financial statements for prior periods will be reclassified to comply with the new classification guidelines. We do not expect these EITF pronouncements to have a material impact on our financial position or results of operations.

         In July 2000, the EITF began discussing EITF Issue No. 00-21, "Accounting for Multiple-Element Arrangements." This issue will provide guidance on accounting for revenue arrangements with multiple elements that may have obligations for performance extending over a period of time.

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

         We have incurred net losses since our inception. At September 30, 2000, our accumulated deficit was approximately $169.0 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

We may need to seek additional financing in the future in order to continue our operations.

         We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. Moreover, based on our current projections, we will need to raise additional cash in 2001. We expect to raise this additional cash through one or more of the following:

         o  sale of additional securities;
         o  sale of certain assets;
         o  licensing of technology; and
         o  sale of certain marketing rights.

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

         We currently derive a substantial portion of our revenues from Diamond, which manufactures certain of our products and products for other companies in the animal health industry. Revenues from two Diamond customers comprised approximately 26% of total revenues in the first nine months of 2000. No customer accounted for more than 10% of total revenue during the nine months ended September 30, 1999.

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

         We have granted marketing rights to certain products under development to third parties, including Novartis, Eisai and Ralston Purina. Novartis has the right to manufacture and market throughout the world (except in countries where Eisai has such rights) under the Novartis trade name any flea control vaccine or feline heartworm vaccine we develop on or before December 31, 2005. We have retained the right to co-exclusively manufacture and market these products throughout the world under our own trade names. Accordingly, Novartis and we may become direct competitors, with each party sharing revenues on the other's sales. We have also granted Novartis a right of first refusal pursuant to which, prior to granting rights to any third party for any products or technology we develop or acquire for either companion animal or food animal applications, we must first offer Novartis such rights. In Japan, Novartis also has the exclusive right, upon regulatory approval, to distribute our (a) heartworm diagnostics,
(b) trivalent and bivalent feline vaccines and (c) certain other Heska products. Eisai has exclusive rights in Japan and most countries in East Asia to market our feline and canine heartworm vaccines and our feline and canine flea control vaccines. In addition, we granted Ralston Purina the exclusive rights to develop and commercialize our discoveries, know-how and technologies in various companion animal nutritional products.

         Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We cannot assure you that Novartis, Eisai or Ralston Purina or any other collaborative party will devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent Novartis, Eisai or Ralston Purina or any other collaborative party from pursuing alternative technologies or products that may compete with our products. If we fail to develop and maintain our own marketing capabilities, we may find it necessary to continue to rely on potential or actual competitors for third-party marketing assistance. Third party marketing assistance may not be available in the future on reasonable terms, if at all.

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

         The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to certain heartworm diagnostic technology and this litigation remains ongoing. We cannot assure you that we will not become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

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

         We currently rely on third parties to manufacture those products we do not manufacture at our Diamond facility. We currently have a supply agreement with Quidel Corporation for certain manufacturing services relating to our point-of-care diagnostic tests. Third parties also manufacture our patient monitoring instruments and associated consumable products. We cannot assure you that these partners will manufacture products to regulatory standards and our specifications in a cost-effective and timely manner. If one or more of our suppliers experiences delays in scaling up commercial manufacturing, fails to produce a sufficient quantity of products to meet market demand, or requests renegotiation of contract prices, our business could be substantially harmed. While we typically retain the right to manufacture products ourselves or contract with an alternative supplier in the event of a manufacturer's breach, any transfer of production may cause significant production delays and additional expense to us to scale up production at a new facility and to apply for regulatory licensure at that new facility. In addition, we cannot assure you that suitable manufacturing partners or alternative suppliers will be available for our products under development if present arrangements are not satisfactory.

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

         The interest payable on our revolving line of credit and certain other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At September 30, 2000, approximately $3.7 million was outstanding on this line of credit and other borrowings with a weighted average interest rate of 10.7%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. Additionally, we monitor interest rates and at September 30, 2000 had sufficient cash balances to pay off the lines of credit should interest rates increase significantly. As a result, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, financial position or cash flows.

Foreign Currency Risk

          At September 30, 2000, we had wholly-owned subsidiaries located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Swiss Franc or Euro.

PART II. OTHER INFORMATION

ITEM 2. (c)   CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2000, the Registrant issued 2,527 shares of Common Stock to a consultant in consideration of services rendered in accordance with the terms of his consulting agreement between the Registrant the consultant. The Registrant relied upon the exemption provided by Section 4(2) of the Act.

The recipient of the above-described securities represented his intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. The recipient had adequate access, through employment or other relationships, to information about the Registrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              See Exhibit Index on Page 26

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                HESKA CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HESKA CORPORATION




Date:    November 13, 2000              By /s/ Ronald L. Hendrick
                                          --------------------------------------
                                          RONALD L. HENDRICK
                                          Executive Vice President and Chief
                                          Financial Officer (on behalf of the
                                          Registrant and as the Registrant's
                                          Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

Exhibit Number                Description of Document
--------------                -----------------------
     27                       Financial Data Schedule