Form 10-K
period 2000-12-31
HESKA CORP
filed 2001-03-29
CIK 1038133

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
   (Mark One)
       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-22427

                                HESKA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Delaware                                 77-0192527
      ---------                                -----------
      [State or other                          [I.R.S. Employer
      jurisdiction                             Identification No.]
      of incorporation or
      organization]

      1613 Prospect Parkway
      Fort Collins, Colorado                   80525
      ----------------------                   -------
      [Address of principal                    [Zip Code]
      executive offices]

       Registrant's telephone number, including area code:  (970) 493-7272

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

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,318,000 as of March 23, 2001 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

      38,656,745 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the  solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders.
================================================================================
                                     PART I

     This Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our partners', future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-K, terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of those terms or other comparable terms may identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors that May Affect Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" and elsewhere in this Form 10-K.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K.

ITEM 1.  BUSINESS.

     We discover, develop, manufacture and market companion animal health products. We have a sophisticated scientific effort devoted to applying biotechnology to create a broad range of pharmaceutical, vaccine and diagnostic products for the large and growing companion animal health market. In addition to our pharmaceutical, vaccine and diagnostic products, we also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services in the United States and Europe to veterinarians. Our primary manufacturing subsidiary, Diamond Animal Health, Inc., or Diamond, manufactures some of our companion animal products and food animal vaccine and pharmaceutical products which are marketed and distributed by third parties.

     Our  principal executive offices are located at 1613 Prospect Parkway, Fort
Collins,  Colorado  80525 and our telephone number is (970) 493-7272.   We  were
incorporated in California in 1988.  We reincorporated in Delaware in 1997.

     ALLERCEPT, ALLERCEPT E-SCREEN, FLU AVERT I.N., HESKA, VET/OX, VET/E-Sig, VET/ECG, VET/IV, CHEM-ELITE and SOLO STEP are trademarks of Heska Corporation. This 10-K also refers to trademarks and trade names of other organizations.

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

     In 1997, we developed a diagnostic test for heartworm infection in dogs. This test uses monoclonal antibodies reactive with heartworm antigens to detect the presence of these antigens in the blood of the infected dog. This test was first offered through our own veterinary diagnostic laboratory. A simple, rapid, and easy to use point-of-care version of this test, SOLO STEP CH, was introduced in Italy in 1998. In January 1999, we received regulatory clearance to sell SOLO STEP CH in the United States and introduced this product in the United States shortly thereafter. In March 2000, we received regulatory clearance to sell a batch test version of this product, SOLO STEP CH Batch Test Strips, and introduced this product in the United States shortly thereafter.

     In 1997, we introduced a new test in our veterinary diagnostic laboratory for heartworm infections of cats which allowed veterinarians for the first time to accurately establish the prevalence of feline heartworm exposure in their practices. This test is highly sensitive and accurate, and identifies antibodies in cat serum that react with a recombinant heartworm antigen. In 1997, we introduced a rapid, point-of-care version of this test in Italy. After receiving regulatory clearance, we introduced this point-of-care feline heartworm test, SOLO STEP FH, in the United States in 1998.

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

     We have developed the HESKA ALLERCEPT Definitive Allergen Panels, a more accurate in vitro technology, to detect IgE, the antibody involved in most allergic reactions. This technology permits the design of tests that, in contrast to other in vitro tests, more accurately identify the animal's allergic responses to particular allergens. During 1997, we adapted this technology to our canine allergy tests. The ALLERCEPT Definitive Allergen Panels use a recombinant  version  of  the  natural IgE  receptor  to  screen  the  serum  of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold and insect allergens.

     We have also developed the HESKA ALLERCEPT E-SCREEN Test, a rapid and highly accurate screen for certain antibodies commonly associated with allergic disease. This product, which utilizes our proprietary patented technology, is designed to enable veterinarians to do point-of-care screens of dogs with allergic symptoms. In January 2001, we entered into a distribution agreement with Novartis Animal Health granting exculsive distribution rights for the E-Screen Test product in Europe.

VACCINES

Equine Influenza Vaccine

     Equine influenza is a common viral disease of horses and is similar to human influenza. This disease poses a significant risk to the estimated six million horses in the United States. Infected horses have severe respiratory disease and diminished performance for an extended period following infection. We believe that approximately half of the six million horses in the United States receive vaccination. Most competitive equine influenza vaccines are administered as a component of a multi-purpose vaccine, intended to provide protection against multiple infectious diseases. Industry sources have estimated the total U.S. equine vaccine market at $50 million. We believe that other currently available vaccines for equine influenza are of limited efficacy. We have developed a unique vaccine for equine influenza, our FLU AVERT I.N. vaccine, which we believe has improved efficacy and duration of immunity compared to existing products. This product was approved by the USDA in November 1999 and was first sold to veterinarians in December 1999. In March 2001, we granted Novartis Animal Health Canada exclusive distribution rights for FLU AVERT I.N. vaccine in Canada.

Allergy Immunotherapy

     Veterinarians who use our in vitro allergy testing services often purchase immunotherapy treatment sets for those animals with positive test results. These prescription treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer both canine and feline immunotherapy treatment products.

Feline Respiratory Disease

     In  1997,  we  introduced  in the United States a three-way  modified  live vaccine  (HESKA  Trivalent Intranasal/Intraocular Vaccine) for  the  three  most common viral diseases of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. This vaccine is administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. Our vaccines avoid injection site side effects and we believe they are very efficacious.

PHARMACEUTICALS

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

     In 1997, we introduced a chewable tablet for the treatment of hypothyroidism in dogs in the United States. These chewable tablets, which are administered daily for the life of the dog, provide levothyroxine sodium, a replacement therapy for the hormone normally produced by the dog.

Nutritional Supplements

     Arising partly from our allergy expertise, in 1998, we developed and introduced in the United States a novel fatty acid supplement, HESKA F.A. Granules. The source of the fatty acids in this product, flaxseed oil, leads to high omega-3:omega-6 ratios of fatty acids. Diets high in omega-3 fatty acids are believed to lead to lower levels of inflammatory mediators. The HESKA F.A. Granules include vitamins and are formulated in a palatable flavor base that makes the product convenient and easy to administer.

MEDICAL INSTRUMENTS

     We offer a broad line of veterinary diagnostic, monitoring and other instruments which are described below. We entered this line of business in March 1998, when we acquired a manufacturer and marketer of patient monitoring and diagnostic instruments. Following that acquisition, we completed the development of various other instruments and entered into agreements for the distribution of additional instruments to veterinarians.

Diagnostic Instruments

     Our line of diagnostic instruments includes the i-STAT Portable Clinical Analyzer, a hand-held, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, with whole blood. This past year we have introduced new i-STAT capability for measuring additional blood analytes and expanding the versatility of the instrument for veterinarians. In the United States we also market the Heska Vet Diff ABC Hematology Analyzer, an easy to use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We also offer the Reflovet Clinical Analyzer, an easy to operate, cost effective blood chemistry analyzer that measures a broad range of animal blood analytes, such as amylase, creatinine, uric acid, bilirubin and glucose. Consumable supplies for the i-STAT, Vet ABC Hematology Analyzer and Reflovet are also provided to veterinarians through Heska sales and distribution channels.

     In January 2001, we announced the introduction of our new Chem-Elite Advanced Chemistry System. The Chem-Elite System is a micro-processor controlled, programmable liquid chemistry analyzer designed for use in high volume veterinary practices. It gives veterinarians the ability to run individual tests, pre-programmed batteries of tests or customized profiles.

     We also announced the introduction in March 2001 of the SPOTCHEM EZ Automated Chemistry Analyzer. The SPOTCHEM EZ is a compact desktop system used to measure all common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy to use, flexible and economical in-clinic chemistry system.

Monitoring and Other Instruments

     The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. The centerpiece of our monitoring instrument product line are oxygen saturation monitors designed for monitoring animals under anesthesia: the VET/OX 4404 monitor and the VET/OX 4800 monitor, each of which includes a variety of additional monitoring parameters, such as pulse rate and strength, body temperature, respiration and ECG. We offer a proprietary esophageal ECG sensor, VET/E-Sig probe, for monitoring ECG, temperature and heart and breath sounds of anesthetized dogs. Our monitoring line also includes the VET/ECG 2000, a hand-held ECG monitor. We also offer the VET/IV 2.2 infusion pump, a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of blood or nutritional products for their patients.

VETERINARY DIAGNOSTIC LABORATORY

     We have a veterinary diagnostic laboratory at our Fort Collins facility. This diagnostic laboratory currently offers our allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic services. Our Fort Collins veterinary diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

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

FOOD ANIMAL PRODUCTS

     In addition to manufacturing companion animal health products for marketing and sale by Heska, Diamond has completed the development of new food animal vaccines that were licensed by the USDA in the United States in 1998 and 1999. Diamond has entered into an agreement with a food animal products distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive marketing and sale of these vaccines worldwide. AgriLabs currently has an arrangement with Intervet, International B.V., a division of Akzo Nobel, for the distribution of these vaccines worldwide. Diamond is the sole manufacturer of these products.

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

     Our product pipeline currently includes numerous products in various stages of development. Products under development include several point-of-care diagnostic products, vaccines for infectious diseases in cats, dogs and horses and pharmaceutical products for allergy, cancer, osteoarthritis and flea control.

     The  vast  majority  of  all  our research and  development  resources  are directed toward the development of new companion animal health products. We incurred expenses of $14.9 million, $17.0 million and $25.1 million in the years ended December 31, 2000, 1999 and 1998, respectively in support of our research and development activities.

SALES AND MARKETING

     We presently market our products in the United States directly to veterinarians through the use of our field sales force, inside customer service/tele-sales force and veterinary distributors acting as contract sales agents. As of December 31, 2000, we had approximately 35 field sales representatives and field sales supervisors and 13 customer service/tele-sales representatives and supervisors. We have entered into sales agency relationships with 16 veterinary distributors and six direct sales distributors, although some of these distributors do not sell all of our products. In October 1999, we entered into an agreement with a third party to provide a contract sales force for the sale of our products to equine veterinarians. This agreement was terminated in November 2000. Internationally, we market our products to veterinarians primarily through distributors.

     We estimate that there are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. We market our products to these clinics primarily through the use of our field and telephone sales force, sales agents, direct sales distributors, trade shows and print advertising. During the past year, we sold our products to approximately 14,000 such clinics in the United States.

     Some of the products which we have under research and development, if completed, may be marketed partially or wholly by third parties with whom we have collaborative agreements.

MANUFACTURING

     Our products are manufactured by our Fort Collins, Diamond and CMG facilities and/or by third party manufacturers. Diamond's facility is a USDA and FDA licensed biological and pharmaceutical manufacturing facility in Des Moines, Iowa. We expect that we will manufacture most or all of our biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic products. CMG manufactures its allergy diagnostic products at its facility in Fribourg, Switzerland. Diamond's facility is subject to regulation and inspection by the USDA and the FDA. Our heartworm point-of-care diagnostic products are manufactured by Quidel Corporation and Diamond. Our canine and feline allergy immunotherapy treatment products are manufactured by Centaq, Inc. Our veterinary diagnostic and patient monitoring instruments, including our clinical and hematology analyzers and veterinary sensors, are manufactured by third party manufacturers.

     In addition to manufacturing our proprietary products, Diamond manufactures animal health vaccine products for marketing and sale by other companies. Diamond currently has the capacity to manufacture more than 50 million doses of vaccine each year. Diamond's customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. In addition, Diamond offers to support its customers through research services, regulatory compliance services, validation support and distribution services.

COLLABORATIVE AGREEMENTS

Novartis

     We have entered into several collaborative agreements with Novartis Animal Health. Novartis has various rights to manufacture and market any flea control vaccine or feline heartworm control vaccine product developed by us. In addition, we entered into a screening and development agreement under which we may undertake joint research and development activities in various fields and under which Novartis has the right to use certain of our materials on an exclusive or co-exclusive basis. We also entered into a right of first refusal agreement under which, prior to granting licenses to any third party to any products or technology developed or acquired by us for either companion animal or food animal applications, we must first notify and offer Novartis such rights. The screening and development agreement and right of first refusal agreement each terminate in 2005. We also entered into additional research and development agreements in specific areas.

     Novartis has the exclusive right to distribute certain of our products in Japan, including our in-clinic feline and canine heartworm diagnostic products and feline viral vaccines, upon obtaining regulatory approval in Japan for such products. Novartis also granted us a right of first refusal to evaluate for possible development and marketing worldwide various new product technologies for the veterinary market as they may become available from Novartis. Novartis also has the exclusive right to distribute our ALLERCEPT E-Screen test in Europe and our FLU AVERT I.N. equine influenza vaccine in Canada.


Ralston Purina Company

     We have a strategic alliance with Ralston Purina Company, the world's largest manufacturer of dry dog foods and dry and soft-moist cat foods. Ralston Purina holds exclusive rights to license our discoveries, know-how and technologies for innovative diets for dogs and cats. The first product from this strategic alliance was introduced by Ralston Purina in July 2000. This new product is a specialty diet for the nutritional management of feline diabetes mellitus. We receive a royalty from Ralston Purina on sales of this product.

INTELLECTUAL PROPERTY

     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We actively seek patent protection both in the United States and abroad. As of December 31, 2000, we owned, co-owned or had rights to 105 issued U.S. patents and 127 pending U.S. patent applications. Our issued U.S. patents primarily relate to allergy, flea control, heartworm, diagnostics or vaccine delivery technologies. Our pending patent applications primarily relate to allergy, flea control, heartworm, diagnostics, nutrition, cancer vaccine delivery or medical instrument technologies. Applications corresponding to pending U.S. applications have been or will be filed in other countries.

     We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond and CMG are primarily protected through trade secret protection of, for example, their manufacturing processes. In general, the intellectual property of Diamond's customers belongs to such customers.

GOVERNMENT REGULATION

     Most of our products being developed will require licensing or approval by a governmental agency before marketing. In the United States, governmental regulation of animal health products is primarily provided by two agencies: the USDA and the FDA. Vaccines and point-of-care diagnostics for animals are considered veterinary biologics and are regulated by the Center for Veterinary Biologics, or CVB, of the USDA under the auspices of the Virus-Serum-Toxin Act. Alternatively, animal drugs, which generally include all synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA under the auspices of the Federal Food, Drug and Cosmetic Act. A third agency, the Environmental Protection Agency, has jurisdiction over various products applied topically to animals or to premises to control external parasites.

     Industry data indicates that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about a year, with considerably less cost. However, vaccines or diagnostics that use innovative materials such as those resulting from recombinant DNA technology usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory animal studies and information on performance of the product in field conditions.

     Industry data indicates that it takes about 11 years and $5.5 million to develop a new drug for animals, from commencement of research to market introduction. Of this time, approximately three years is spent in animal studies and regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required.
Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food producing animals, as food safety issues relating to tissue residue levels are not present.

     After we have received regulatory licensing or approval for our products, numerous regulatory requirements apply. These include complying with the Good Manufacturing Practice regulations, which require us or our third party of manufacturers to follow elaborate testing, control, documentation and other quality assurance procedures. These regulations cover the manufacturing process, labeling requirements, the general prohibition against promoting products for unapproved or "off-label" uses and reporting of adverse events.

     A number of animal health products are not regulated. For example, assays for use in a veterinary diagnostic laboratory and various medical instruments do not have to be licensed by either the USDA or FDA. Additionally, various botanically derived products, various nutritional products and grooming and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

     For marketing outside the United States, we are also subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. The requirements governing product licensing and approval vary widely from country to country. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before marketing of those products in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country.

COMPETITION

     The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the companion animal health market, such as American Home Products, Bayer, IDEXX Laboratories, Inc., Intervet International B.V., Merial Ltd., Novartis, Pfizer Inc., Pharmacia Animal Health and Schering-Plough Corporation have developed or are developing products that do or would compete with our products. These competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, such competitors may offer broader product lines and have greater name recognition than us. Novartis is our marketing partner and its agreement with us does not restrict its ability to develop and market competing products. In addition, IDEXX, which has products that compete with our heartworm diagnostic products, prohibits its distributors from selling competitiors' products, including ours. The market for companion animal health care products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of such sales. As we currently distribute our products primarily through veterinarians, a substantial segment of the potential market may not be reached and we may not be able to offer our products at prices which are competitive with those of companies that distribute their products through retail channels.

     The food animal vaccines sold by Diamond to AgriLabs compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and more established marketing, sales, distribution and service organizations than AgriLabs.

EMPLOYEES

     As of December 31, 2000, we and our subsidiaries employed 336 full-time persons, of whom 107 were in manufacturing, quality control, shipping and receiving, and materials management, 90 were in research, development, intellectual property and regulatory affairs, 57 were in management, finance, administration, legal, information systems, human resources and facilities management, 67 were in sales, marketing and customer service and 15 were in the diagnostic laboratories. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of March 20, 2001 are as follows:


NAME                                  AGE   POSITION
----                                  ---   --------

Robert B. Grieve, Ph.D.                 49  Chairman of the Board and
                                              Chief Executive Officer
James H. Fuller                         56  President and Chief Operating
                                              Officer
Ronald L. Hendrick                      55  Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary
Guiseppe Miozzari, Ph.D.                54  Managing Director, Heska AG (Europe)
Dan T. Stinchcomb, Ph.D.                47  Executive Vice President,
                                              Research and Development
Carol Talkington Verser, Ph.D.          48  Executive Vice President, Intellectual
                                              Property and Business Development

     Robert B. Grieve, Ph.D., one of our founders, currently serves as Chief Executive Officer and Chairman of the Board. Dr. Grieve was named Chief Executive Officer effective January 1, 1999, Vice Chairman effective March 1992 and Chairman of the Board effective May 2000. Dr. Grieve also served as Chief Scientific Officer from December 1994 to January 1999 and Vice President, Research and Development, from March 1992 to December 1994. He has been a member of our Board of Directors since 1990. He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

     James H. Fuller has served as President and Chief Operating Officer since January 1999. Prior to joining us, Mr. Fuller served as Corporate Vice President of Allergan, Inc., a leading specialty pharmaceutical company, from 1994 through 1998. Prior to 1994, Mr. Fuller served in a number of sales and marketing positions at Allergan since 1974. He holds M.S. and B.S. degrees from the University of Southern California.

     Ronald L. Hendrick serves as Executive Vice President, Chief Financial Officer and Secretary. He joined us in December 1998. From 1995 until December 1998, Mr. Hendrick was Executive Vice President and Chief Financial Officer of Xenometrix, Inc., a human biotechnology concern. From 1993 until 1995, Mr. Hendrick served as Vice President and Corporate Controller at Alexander & Alexander Services, Inc., a NYSE financial services firm, and before that he held a number of finance and accounting positions at Adolph Coors Company. He holds a M.B.A. from the University of Colorado and a B.A. degree from Michigan State University.

     Giuseppe Miozzari, Ph.D., joined as Managing Director, Heska AG (Europe) in March 1997. From 1980 to March 1997, Dr. Miozzari served in senior research positions with Novartis, most recently as the Head of Research of the Animal Health Sector and prior to that, from 1980 to 1983, as Head of the Molecular Biology Research Unit in the Pharmaceuticals Division. Dr. Miozzari also served as Novartis' designate on our Board of Directors from April 1996 to March 1997. Dr. Miozzari holds Ph.D. and Dipl. Sc. Nat. degrees from the Federal Institute of Technology (ETH) in Zurich, Switzerland.

     Dan T. Stinchcomb, Ph.D., was appointed Executive Vice President, Research and Deveoplement, in December 1999. Dr. Stinchcomb previously served as Vice President, Research from December 1998 to November 1999, and as Vice President, Biochemistry and Molecular Biology from May 1996 until December 1998. From July 1993 until May 1996, Dr. Stinchcomb was employed by Ribozyme Pharmaceuticals, Inc., most recently as Director of Biology Research. From 1988 until April 1993, Dr. Stinchcomb held various positions with Synergen, Inc. Prior to joining Synergen, Dr. Stinchcomb was an Associate Professor in Cellular and Developmental Biology at Harvard University. He holds a Ph.D. degree from Stanford University and a B.A. degree from Harvard University.

     Carol Talkington Verser, Ph.D., was appointed Executive Vice President, Intellectual Property and Business Development in February 2001. From June 2000 until January 2001 she was Vice President, Intellectual Property and Business Development. From July 1996 to May 2000, she served us as Vice President, Intellectual Property. From July 1995 to June 1996, Dr. Verser served us as Director, Intellectual Property. From July 1991 to June 1995, Dr. Verser was a Patent Agent and Technical Specialist at Sheridan, Ross and McIntosh, an intellectual property law firm. Prior to July 1991, she was Director, Scientific Development and Laboratory Director at Biogrowth, Inc., currently a subsidiary of Insmed Inc. Dr. Verser holds a Ph.D. in cellular and developmental biology from Harvard University and a B.S. in biological sciences from the University of Southern California.

ITEM 2.  PROPERTIES.

     We currently lease an aggregate of approximately 64,000 square feet of administrative and laboratory space in four buildings located in Fort Collins, Colorado under leases expiring through 2005, with options to extend through 2010 for the larger facilities. We believe that our present Fort Collins facilities are adequate for our current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms should such facilities be needed in the future. Diamond's principal manufacturing facility in Des Moines, Iowa, consisting of 166,000 square feet of buildings on 34 acres of land, is owned by Diamond. Diamond also owns a 160-acre farm used principally for research purposes located in Carlisle, Iowa. Our European subsidiaries lease their facilities. We also currently lease approximately 19,500 square feet of office and manufacturing space in Waukesha, Wisconsin which we have vacated and are currently seeking to sublease.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California in which it alleges that we infringe a patent owned by Synbiotics relating to heartworm diagnostic technology. No trial date has been set. We have obtained legal opinions from our outside patent counsel that our heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of our internal evaluations related to the one remaining claim. In September 2000, the U.S. District Court hearing the case granted our request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only one remaining claim.

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

                                               HIGH              LOW
                                               -----            -----
     1999
     First Quarter                           $  6.000         $  3.000
     Second Quarter                             5.125            2.250
     Third Quarter                              3.938            2.000
     Fourth Quarter                             2.938            1.375
     2000
     First Quarter                              5.563            2.063
     Second Quarter                             4.375            1.500
     Third Quarter                              4.469            1.750
     Fourth Quarter                             2.938            0.594
     2001
     First Quarter (through March 23)           1.563            0.656


     On March 23, 2001, the last reported sale price of our common stock was $1.469 per share. As of February 28, 2001, there were approximately 285 holders of record of our common stock and approximately 4,062 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                        2000         1999          1998        1997       1996
                                                      -------      -------        -------     -------    -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Products, net                                     $   49,549      $  50,291    $   38,451   $  26,725   $ 15,570
  Research, development and other                        3,126            885         1,321       2,578      1,946
                                                    ----------      ---------    ----------   ---------   --------
     Total revenues                                     52,675         51,176        39,772      29,303     17,516

Costs:                                              ----------      ---------    ----------   ---------   --------
   Cost of goods sold                                   33,299         36,386        29,087      20,077     12,002
                                                    ----------      ---------    ----------   ---------   --------
                                                        19,376         14,790        10,685       9,226      5,514
                                                    ----------      ---------    ----------   ---------   --------
                                                                            -                         -          -
Operating Expenses:
  Selling and marketing                                 14,788         15,073        13,188       9,954      4,168
  Research and development                              14,929         17,042        25,126      20,343     14,513
  General and administrative                             9,457         11,231        11,939      13,192      5,514
  Amortization of intangible assets and
     deferred compensation                                 903          2,228         2,745       2,500      1,289
  Purchased research and development                         -              -             -       2,399          -
  Loss on sale of assets                                   204          2,593         1,287           -          -
  Restructuring expenses                                   435          1,210         2,356           -          -
                                                    ----------      ---------    ----------   ---------   --------
     Total operating expenses                           40,716         49,377        56,641      48,388     25,484
                                                    ----------      ---------    ----------   ---------   --------
Loss from operations                                   (21,340)       (34,587)      (45,956)    (39,162)   (19,970)
Other income (expense)                                    (530)        (1,249)        1,682         298        721
                                                    ----------      ---------    ----------   ---------   --------
Net loss                                            $  (21,870)    $  (35,836)   $  (44,274)  $ (38,864) $ (19,249)
                                                    ==========      =========    ==========   =========  =========

Basic net loss per share                            $    (0.65)    $    (1.31)   $    (1.79)
                                                    ==========     ==========    ==========
Unaudited pro forma basic net loss per share(1)                                               $   (2.42)  $  (1.53)
                                                                                              =========   ========
Shares used to compute basic net loss per
  share and unaudited pro forma basic net loss           33,782         27,290       24,693      16,042     12,609
  per share

                                                                                 DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        2000         1999          1998        1997       1996
                                                      -------      -------        -------     -------    -------
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and marketable securities    $    5,658      $  23,981    $   51,930   $  28,752   $ 23,721
Working capital                                         13,308         28,234        51,947      31,461     24,224
Total assets                                            39,160         71,168        98,054      69,020     45,651
Long-term obligations                                    3,819          5,346        11,367      10,754      5,077
Accumulated deficit                                   (174,472)      (152,602)     (116,766)    (72,492)   (33,628)
Total stockholders' equity                              25,100         45,439        67,114      43,850     32,671



  (1) All shares of convertible preferred stock were automatically converted to common stock upon closing of the Company's initial public offering in July 1997. The Company has reflected the conversion of convertible preferred stock into 11,289 shares of common stock on a pro forma basis as if the shares had been outstanding during 1997 and 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particulary in "Factors that May Affect Results," that could cause actual results to differ materially from those projected.

OVERVIEW

     We discover, develop, manufacture and market companion animal health products. We have a sophisticated scientific effort devoted to applying biotechnology to create a broad range of pharmaceutical, vaccine and diagnostic products for the large and growing companion animal health market. In addition to our pharmaceutical, vaccine and diagnostic products, we also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services in the United States and Europe to veterinarians. Our primary manufacturing subsidiary, Diamond Animal Health, Inc., or Diamond, manufactures some of our companion animal products and food animal vaccine and pharmaceutical products which are marketed and distributed by third parties.

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

     We sold our subsidiary in the United Kingdom, Heska UK, in March 2000. In June 2000, we completed the sale of Center.

     We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from inception in 1988 through December 31, 2000 have totaled $174.5 million.

     Our ability to achieve profitable operations will depend primarily upon our ability to successfully market our existing products, commercialize products that are currently under development and develop new products. Most of our products are subject to long development and regulatory approval cycles, and we may not successfully develop, manufacture or market these products. We also may not attain profitability or, if achieved, may not remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we may continue to finance operations with additional equity and debt financing. Such financing may not be available when required or may not be obtained under favorable terms. See the discussion later in this section titled "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

     Total revenues, which include product revenues, sponsored research and development and other revenues, increased 3% to $52.7 million in 2000 compared to $51.2 million in 1999. The total reported revenue included approximately $3.2 million in 2000 and $13.4 million in 1999 from businesses sold and non-strategic product lines discontinued during 2000. Sales to one customer, AgriLabs, represented 17% of total revenues in 2000.

     Product revenues decreased 2% to $49.5 million in 2000 compared to $50.3 million in 1999. For the year ended December 31, 2000, product revenue from our continuing core business increased 26%. This continuing core business consists of the following business components: pharmaceutical, vaccine and diagnostic
(PVD) products, veterinary monitoring and diagnostic instrumentation and Diamond Animal Health, our manufacturing subsidiary. The fiscal 2000 increase was attributable to strong growth in our veterinary medical instrument products and to increases in our proprietary pharmaceuticals, vaccines and diagnostics. Diamond also posted solid revenue growth during the year.

     Revenues from sponsored research and development and other increased to $3.1 million in 2000 from $900,000 in 1999. Included in the total for 2000 is revenue from the sale of our worldwide rights to the PERIOceutic Gel product. Revenues from sponsored research and development increased due to an increase in the number of funded research projects.

     Cost of goods sold totaled $33.3 million in 2000 compared to $36.4 million in 1999, and the resulting gross profit from product sales for 2000 increased to $16.3 million from $13.9 million in 1999.
Our gross margin percentage was 33% in 2000, compared to 28% in 1999. During 2000, our gross margin improved as our product mix included a higher percentage of proprietary products with higher gross margins. Also during fiscal 2000 and late in fiscal 1999, we sold businesses and eliminated various product lines that did not meet gross profit expectations.

     Selling and marketing expenses remained relatively flat with $14.8 million in 2000 as compared to $15.1 million in 1999, due to the sale of certain businesses offset by the introduction and marketing costs for new products. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales personnel and expenses of product advertising and promotion. We expect selling and marketing expenses to increase as sales volumes increase and new products are introduced to the marketplace, but to decrease as a percentage of total revenues in future years.

     Research and development expenses decreased to $14.9 million in 2000 from $17.0 million in 1999. The decrease is due to additional focus on companion animal product opportunities and tight cost control. Research and development expenses are expected to decrease as a percentage of total revenues in future years.

     General and administrative expenses decreased to $9.5 million in 2000 from $11.2 million in 1999. The decrease in 2000 is due to the sale of certain businesses and tight cost control at all operations. General and administrative expenses are expected to decrease as a percentage of total revenues in future years.

     Amortization of intangible assets and deferred compensation decreased to $903,000 in 2000 from $2.2 million in 1999. The amortization of intangibles resulted in a non-cash charge to operations of $255,000 and $1.6 million in 2000 and 1999, respectively. The decrease is due to the sale of Heska UK and the write-down of certain intangible assets in 1999. The amortization of deferred compensation resulted in a non-cash charge to operations in 2000 of approximately $648,000 compared to $629,000 in 1999. The deferred compensation represents the difference between the exercise price of options issued to employees during 1996 and 1997 and the deemed value of the common stock for accounting purposes on the date of grant. Compensation costs, equal to the fair value of the options on the date of grant, were recognized over the service period. The deferred compensation has been fully amortized as of December 31, 2000.

     The loss on sale of assets in 2000 reflects the write-down to net book value of certain assets held for sale, offset by the gain on the sale of Center of approximately $151,000.

     During the first quarter of 2000, we recorded a $435,000 restructuring charge related to the rationalization of our business operations at Diamond. Diamond reduced the size of its workforce and vacated a warehouse and distribution facility no longer needed when we decided to discontine manufacturing of certain low margin human healthcare products.

     Interest income decreased to just under $1.0 million in 2000 as compared to $1.6 million in 1999 as we continued to fund our operations with available cash. Interest income is expected to decrease in the future as we continue to use cash to fund our business operations. Interest expense decreased to $1.2 million in 2000 from $1.9 million in 1999 as we reduced our debt and capital leases by nearly $8.5 million during the year. Other expense decreased to $400,000 in 2000 from nearly $1.0 million in 1999 due primarily to lower losses realized on the sale of certain long-term interest-bearing government securities during the current year.

Years Ended December 31, 1999 and 1998

     Total revenues, which include product revenues, sponsored research and development and other revenues, increased 29% to $51.2 million in 1999 compared to $39.8 million in 1998. Product revenues increased 31% to $50.3 million in 1999 compared to $38.5 million in 1998. The growth in revenues during 1999 was primarily due to sales of new products introduced during 1999 and increased sales of our existing products. Sales to one customer, Bayer, represented 12% of total revenues in 1999 pursuant to a take-or-pay contract with Bayer that expired in February 2000. A portion of these sales were replaced under an agreement with AgriLabs.

     Revenues from sponsored research and development and other decreased to $900,000 in 1999 from $1.3 million in 1998. Fluctuations in revenues from sponsored research and development are generally the result of changes in the number of funded research projects.

     Cost of goods sold totaled $36.4 million in 1999 compared to $29.1 million in 1998, and the resulting gross profit from product sales for 1999 increased to $13.9 million from $9.4 million in 1998. Our gross margin percentage was 28% in 1999, compared to 24% in 1998. During 1999, the gross profit margin improved as our product mix included a higher percentage of proprietary products with higher gross profit margins. Also during fiscal 1999, we eliminated various product lines that did not meet gross profit expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity at December 31, 2000 was $5.7 million in cash, cash equivalents and marketable securities and our asset-based revolving line of credit. In June 2000, we entered into the two-year credit facility with Wells Fargo Business Credit, an affiliate of Wells Fargo Bank. This credit facility requires us to maintain various minimum financial covenants including book net worth, net income and cash balances or liquidity levels. In March 2001, we negotiated new covenants under this line of credit. At March 27, 2001, our available borrowing capacity was approximately $5.0 million. In February 2001, we sold 4,573,000 shares of our common stock through a private placement offering and received net proceeds of $5.3 million.

     Net cash used in operating activities was $15.9 million in 2000, compared to $33.2 million in 1999. Accounts payable decreased by $2.6 million in 2000 primarily due to the lower inventory levels. Inventory levels decreased by $2.4 million in 2000, due to a program to reduce inventory levels at Diamond.

     Net cash flows from investing activities provided us with $25.2 million during 2000, compared to $20.3 million of cash provided in 1999. The cash provided in 2000 resulted primarily from the sale of $20.0 million of marketable securities and the sale of Center for approximately $6.0 million. It was used to fund our current year operations and debt repayments. Expenditures for property and equipment totaled $1.2 million for 2000 compared to $3.3 million in 1999. We have historically used, and anticipate that we will continue to use, capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $1.5 million in 2001 for capital equipment, including expenditures to upgrade certain manufacturing operations to improve efficiencies and to assure ongoing compliance with regulatory requirements. We expect to finance these expenditures through available cash, equipment leases and secured debt facilities.

     Net cash flows from financing activities used $7.6 million in cash in 2000, compared to generating $8.4 million in 1999. Our primary use of cash in 2000 was the repayment of debt and capital lease obligations totaling nearly $8.5 million. The primary source of cash in 1999 was the public offering of common stock in December which provided us with net proceeds of approximately $13.3 million. We also borrowed an additional $971,000 under our available credit facilities. We used cash to repay $6.5 million of debt and capital lease obligations.

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

     We believe that our available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings we expect to be available under our revolving line of credit facility will be sufficient to satisfy our projected cash requirements into 2002, although we may raise additional funds at or before such time. If necessary, we expect to raise these additional funds through one or more of the following:
(1) sale of additional securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash, cash equivalents, marketable securities and available borrowings. See "Factors that May Affect Results."

     On February 6, 2001, we sold 4,573,000 shares of common stock through a private placement offering and received net proceeds of approximately $5.3 million.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 2000, we had a net operating loss carryforward, or NOL, of approximately $154.6 million and approximately $3.1 million of research and development tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2020. Our acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the amount of NOL's incurred prior to the merger that we may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of research and development tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our total NOL carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. SAB 101 clarifies the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material impact on our financial statements, and therefore, did not result in the recording of a cumulative effect of change in accounting principles as if SAB 101 had been adopted on January 1, 2000, or the restatement of the previously reported quarterly results for 2000.

     We do not expect the adoption of any other standards recently issued by the Financial Accounting Standards Board or the Securities and Exchange Commission to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

     We have incurred net losses since our inception in 1988 and, as of December 31, 2000, we had an accumulated deficit of $174.5 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital in the future.

     We have incurred negative cash flow from operations since inception in 1988. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. Moreover, based on our current projections, we may need to raise additional capital in the future. If necessary, we expect to raise this additional capital through one or more of the following:



          *       sale of additional securities;
          *       sale of various assets;
          *       licensing of technology; and
          *       sale of various products or marketing
                  rights.

     Additional capital may not be available on acceptable terms, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms. If we fail to generate adequate funding on acceptable terms when we need to, our business could be substantially harmed.

We have limited resources to devote to product development and commercialization. If we are not able to devote resources to product development and commercialization, we may not be able to develop our products.

     Our  strategy is to develop a broad range of products addressing  companion
animal  healthcare.   We believe that our revenue growth and  profitability,  if any, will substantially depend upon our ability to:

          * improve market acceptance of our current products;
          *       complete development of new products; and
          * successfully introduce and commercialize new products.


     We  have  introduced some of our products only recently  and  many  of  our products are still under development. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate revenues will decrease.


     In addition, our products may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and it is unlikely that we ever will become profitable.

We must obtain and maintain costly regulatory approvals in order to market our products.

     Many of the products we develop and market are subject to extensive regulation by one or more of the United States Department of Agriculture, or USDA, the Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, and foreign regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

     Among the conditions for regulatory approval is the requirement that our manufacturing facilities or those of our third party manufacturers conform to current Good Manufacturing Practices. The FDA and foreign regulatory authorities strictly enforce Good Manufacturing Practices requirements through periodic inspections. We can provide no assurance that any regulatory authority will determine that our manufacturing facilities or those of our third party manufacturers will conform to Good Manufacturing Practices requirements. Failure to comply with applicable regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including warning letters, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

Factors beyond our control may cause our operating results to fluctuate, and since many of our expenses are fixed, this fluctuation could cause our stock price to decline.

     We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:



          * the introduction of new products by us or by our competitors;
          *     market acceptance of our current or new products;
          *     regulatory and other delays in product development;
          *     product recalls;
          * competition and pricing pressures from competitive products;
          *     manufacturing delays;
          *     shipment problems;
          *     product seasonality; and
          *     changes in the mix of products sold.

     We have high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

     Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

We must maintain various financial and other covenants under our revolving line of credit agreement.

     Under our revolving line of credit agreement with Wells Fargo Business Credit, Inc., we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants are requirements for monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. Failure to comply with any of the covenants, representations or warranties would negatively impact our ability to borrow under the agreement. Our inability to borrow to fund our operations could materially harm our business.

A small number of large customers account for a large percentage of our revenues, and the loss of any of them could harm our operating results.

     We currently derive a substantial portion of our revenues from sales by our subsidiary Diamond, which manufactures various of our products and products for other companies in the animal health industry. Revenues from Diamond customers, AgriLabs and Bayer, comprised approximately 17% and 12% of our total revenues for the years ended December 31, 2000 and 1999, respectively. If we are not successful in maintaining our relationships with our customers and obtaining new customers, our business and results of operations will suffer.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

     We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, IDEXX Laboratories, Inc., Intervet International B.V., Merial Ltd., Novartis, Pfizer Inc., Pharmacia Animal Health and Schering Plough Corporation, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than us. In addition, IDEXX, which has products that compete with our heartworm diagnostic products, prohibits its distributors from selling competitors' products, including ours. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve profitability will be limited.

We have limited experience in marketing our products, and may be unable to commercialize our products.

     The market for companion animal healthcare products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of sales. Because we sell our companion animal health products only to veterinarians, we may fail to reach a substantial segment of the potential market, and we may not be able to offer our products at prices which are competitive with those of companies that distribute their products through retail channels. We currently market our products to veterinarians through a direct sales force and through third parties. To be successful, we will have to continue to develop and train our direct sales force or rely on marketing partnerships or other arrangements with third parties to market, distribute and sell our products. We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If we fail to develop a successful marketing strategy, our ability to commercialize our products and generate revenues will decrease.

We have granted third parties substantial marketing rights to our products under development. If our current third party marketing agreements are not successful, or if we are unable to develop our own marketing capabilities or enter into additional marketing agreements in the future, we may not be able to develop and commercialize our products.

     Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Novartis, Eisai or Ralston Purina or any other collaborative party may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent Novartis, Eisai or Ralston Purina or any other collaborative party from pursuing alternative technologies or products that may compete with our products. If we fail to develop and maintain our own marketing capabilities, we may find it necessary to continue to rely on potential or actual competitors for third party marketing assistance. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If any of these events occur, we may not be able to develop and commercialize our products and our revenues will decline.

We may face costly intellectual property disputes.

     Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We have United States and foreign-issued patents and are currently prosecuting patent applications in the United States and with various foreign countries. Our pending patent applications may not result in the issuance of any patents or that any issued patents will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology, and this litigation remains ongoing. We may become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

     We license technology from a number of third parties. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. It is our policy that when we receive such notices, we conduct investigations of the claims they assert. With respect to the notices we have received to date, we believe, after due investigation, that we have meritorious defenses to the infringement claims asserted. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we cannot assure you that we or our collaborators will be able to obtain licenses for technology patented by others on commercially reasonable terms, that we will be able to develop alternative approaches if unable to obtain licenses, or that the current and future licenses will be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

We have limited manufacturing experience and capacity and rely substantially on third party manufacturers. The loss of any third party manufacturers could limit our ability to launch our products in a timely manner, or at all.

     To be successful, we must manufacture, or contract for the manufacture of, our current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In order to increase our manufacturing capacity, we acquired Diamond in April 1996.

     We currently rely on third parties to manufacture those products we do not manufacture at our Diamond facility. We currently have supply agreements with Quidel Corporation for various manufacturing services relating to our point-of-care diagnostic tests, with Centaq, Inc. for the manufacture of our own allergy immunotherapy treatment products and with various manufacturers for the supply of our veterinary diagnostic and patient monitoring instruments. Our manufacturing strategy presents the following risks:



     * Delays in the scale-up to quantities needed for product development could delay regulatory submissions and commercialization of our products in development;

     * Our manufacturing facilities and those of some of our third party manufacturers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agency's for compliance with strictly enforced Good Manufacturing
            Practices regulations and similar foreign standards, and we do not have control over our third party manufacturers' compliance with these regulations and standards;

     * If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products;

     * If market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

     * We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.


     Any of these factors could delay commercialization of our products under development, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

     Our agreements with various suppliers of the veterinary medical instruments require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future, and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

We  depend  on  partners  in our research and development  activities.   If  our
current partnerships and collaborations are not successful, we may not be able to develop our technologies or products.

     For various of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. These collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

     Our future success is substantially dependent on the efforts of our senior management and scientific team. The loss of the services of members of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of our business, we depend substantially on our ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities. If we lose the services of, or fail to recruit, key scientific and technical personnel, the growth of our business could be substantially impaired.

We may face product returns and product liability litigation and the extent of our insurance coverage is limited. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our business could be harmed.

     The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of our other products for an indeterminate time period. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business.
Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We may not be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the $10 million limit of our insurance coverage or which results in significant adverse publicity against us, we may lose revenue and fail to achieve market acceptance.

We may be held liable for the release of hazardous materials, which could result in extensive costs which would harm our business.

     Our products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result. Our liability for the release of hazardous materials could exceed our resources, which could lead to a shut down of our operations. In addition, we may incur substantial costs to comply with environmental regulations as we expand our manufacturing capacity.

We expect to experience volatility in our stock price, which may affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

     The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of securities of many publicly-held biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.59375 to a high of $4.50. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:


     *       announcements of technological innovations or new products by us or by our competitors;
     *       our quarterly operating results;
     *       releases of reports by securities analysts;
     *       developments or disputes concerning patents or proprietary rights;
     *       regulatory developments;
     *       developments in our relationships with collaborative partners;
     *       changes in regulatory policies;
     *       litigation;
     *       economic and other external factors; and
     *       general market conditions.


In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

If we fail to meet Nasdaq National Market listing requirements, our common stock will be delisted and become illiquid.

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we were unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market.

     If as a result of the application of these listing requirements, our common stock were delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the "penny stock" rules. The penny stock rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability for investors to resell shares of our common stock could be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate, or LIBOR, and, therefore, affected by changes in market interest rates. At December 31, 2000, approximately $2.9 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.75%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. Additionally, we monitor interest rates and at December 31, 2000 had sufficient cash balances to pay off the lines-of-credit should interest rates
increase       significantly.        As       a       result,       we        do
not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, financial position or cash flows.

Foreign Currency Risk

     At December 31, 2000, we had a wholly-owned subsidiary located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore, have chosen not to enter into foreign currency hedging instruments. Such an approach may not be successful, especially in the event of a significant and sudden decline in the value of the Swiss Franc or Euro.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                  PAGE
                                                                  ----


Report of Independent Public Accountants                           31

Consolidated Balance Sheets as of December 31, 2000 and 1999       32

Consolidated Statements of Operations and Comprehensive Loss for the years

ended December 31, 2000, 1999, and 1998                            33

Consolidated Statements of Stockholders' Equity for the years ended

December 31, 2000, 1999 and 1998                                   34

Consolidated Statements of Cash Flows for the years ended
December 31, 2000,

1999 and 1998                                                      35

Notes to Consolidated Financial Statements                         36



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Heska Corporation:

     We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    /s/ Arthur Andersen LLP

Denver, Colorado,
January 31, 2001, except with
respect to the matters
discussed in Note 15, as to
which the dates are February 6,
2001 and March 27, 2001.


                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                   ASSETS
                                                                DECEMBER 31,
                                                               -----------------
                                                               2000        1999
                                                               ----        ----

Current assets:
  Cash and cash equivalents                                 $  3,176    $  1,499
  Marketable securities                                        2,482      22,482
  Accounts receivable, net of allowance for doubtful
    accounts of $431 and $188, respectively                    8,433       9,652
  Inventories, net                                             8,716      13,957
  Other current assets                                           742       1,027
                                                            --------    --------
         Total current assets                                 23,549      48,617
Property and equipment, net                                   12,901      19,574
Intangible assets, net                                         1,457       1,629
Restricted marketable securities and other assets              1,253       1,348
                                                            --------    --------
         Total assets                                       $ 39,160    $ 71,168
                                                            ========    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $ 3,370     $  6,928
  Accrued liabilities                                          4,258        4,369
  Deferred revenue                                               467          930
  Current portion of capital lease obligations                   584          604
  Current portion of long-term debt                            1,562        7,552
                                                             --------    --------
        Total current liabilities                             10,241       20,383
Capital lease obligations, net of current portion                138          718
Long-term debt, net of current portion                         2,670        4,428
Deferred revenue and other long-term liabilities               1,011          200
                                                             --------    --------
        Total liabilities                                     14,060       25,729
                                                             --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 25,000,000 shares
       authorized; none outstanding                                -            -
  Common stock, $.001 par value, 40,000,000 shares
      authorized; 34,072,640 and 33,436,669 shares issued         34            33
      and outstanding, respectively
  Additional paid-in capital                                 199,789       199,156
  Deferred compensation                                            -          (648)
  Stock subscription receivable from officers                      -          (124)
  Accumulated other comprehensive income                        (251)         (376)
  Accumulated deficit                                       (174,472)     (152,602)
                                                           ----------    ---------
         Total stockholders' equity                           25,100        45,439
                                                          ----------    ---------
         Total liabilities and stockholders' equity       $  39,160     $  71,168
                                                          =========     =========


            See accompanying notes to consolidated financial statements


                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000         1999      1998
                                                     ---------   ---------  ---------
Revenues:
  Products, net                                      $  49,549   $  50,291  $  38,451
  Research, development and other                        3,126         885      1,321
                                                     ---------   ---------  ---------
      Total revenues                                    52,675      51,176     39,772

Cost of goods sold                                      33,299      36,386     29,087
                                                     ---------   ---------  ---------
                                                        19,376      14,790     10,685
                                                     ---------   ---------  ---------
Operating expenses:
  Selling and marketing                                 14,788      15,073     13,188
  Research and development                              14,929      17,042     25,126
  General and administrative                             9,457      11,231     11,939
  Amortization of intangible assets
    and deferred compensation                              903       2,228      2,745
  Loss on sale of assets                                   204       2,593      1,287
  Restructuring expenses                                   435       1,210      2,356
                                                      --------    --------   ---------
      Total operating expenses                          40,716      49,377     56,641
                                                       --------   ---------   ---------
Loss from operations                                   (21,340)    (34,587)   (45,956)
                                                      --------    --------   ---------
Other income
  Interest income                                          986       1,611      3,183
  Interest expense                                      (1,155)     (1,857)    (2,009)
  Other, net                                              (361)     (1,003)       508
                                                      ---------   ---------  ---------

Net loss                                               (21,870)    (35,836)   (44,274)
                                                      --------    --------    --------

Other comprehensive income (loss):

  Foreign currency translation adjustments               (121)         (88)         2
  Unrealized gain (loss) on marketable securities         246         (376)        85
                                                     ---------    --------   --------
Other comprehensive income (loss)                         125         (464)        87
                                                     ---------    --------   --------
Comprehensive loss                                   $(21,745)    $(36,300)  $(44,187)
                                                     =========    ========   ========
Basic and diluted net loss per share                 $  (0.65)    $  (1.31)  $  (1.79)
                                                     =========    =========  ========
Shares used to compute basic and diluted
 net loss per share                                    33,782       27,290     24,693







           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)


                                                         COMMON STOCK       ADDITIONAL
                                                       ----------------     PAID-IN       DEFERRED
                                                       SHARES    AMOUNT     CAPITAL       COMPENSATION
                                                       ------    ------     ----------    ------------


Balances, December 31, 1997                            19,491    $  19     $  118,447     $ (1,967)
    Issuance of common stock for cash                       3        -              6            -
    Issuance of common stock upon the Company's
       follow-on public offering, net                   5,250        5         48,595            -
    Issuance of common stock and warrants for cash      1,165        1         14,999            -
    Issuance of common stock in exchange for assets
       and in repayment of debt                           206        -          2,262            -
    Issuance of common stock for services                  32        -            461            -
    Cashless exercise of warrants to purchase common
       stock                                                5        -              -            -
    Issuance of common stock related to options, the
       ESPP and other                                     306        1            347            -
    Deferred compensation related to stock options          -        -             46          (46)
    Amortization of deferred compensation                   -        -              -          736
    Interest on stock subscription receivable               -        -              -            -
    Payments received on stock subscription
       receivable                                           -        -              -            -
    Foreign currency translation adjustments                -        -              -            -
    Unrealized gain on marketable securities                -        -              -            -
    Net loss                                                -        -              -            -
                                                       ------    -----    -----------     --------
Balances, December 31, 1998                            26,458       26        185,163       (1,277)

    Issuance of common stock for services                  17        -            116            -
    Cashless exercise of warrants to purchase common
       stock                                                5        -              -            -
    Issuance of common stock upon the Company's
       follow-on public offering, net                   6,500        7         13,282            -
    Issuance of common stock related to options, the
       ESPP                                               457        -            595            -
       and other
    Amortization of deferred compensation                  -         -              -          629
    Interest on stock subscription receivable              -         -              -            -
    Payments received on stock subscription
       receivable                                          -         -              -            -
    Foreign currency translation adjustments               -         -              -            -
    Unrealized loss on marketable securities               -         -              -            -
    Net loss                                               -         -              -            -
                                                      ------     -----    -----------     --------
Balances, December 31, 1999                           33,437        33        199,156         (648)

    Issuance of common stock related to options, the
       ESPP and other                                    636         1            633            -
    Amortization of deferred compensation                  -         -              -          648
    Interest/payments on stock subscription
       receivable                                          -         -              -            -
    Foreign currency translation adjustments               -         -              -            -
    Unrealized gain on marketable securities               -         -              -            -
    Net loss                                               -         -              -            -
                                                      ------     -----    -----------      -------
Balances, December 31, 2000                           34,073   $    34    $   199,789      $     -



                                                                   ACCUMULATED
                                                    STOCK          OTHER                          TOTAL
                                                    SUBSCRIPTION   COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                    RECEIVABLE     INCOME          DEFICIT        EQUITY
                                                    ------------   -------------   -----------    -------------

Balances, December 31, 1997                         $   (158)      $      1        $  (72,492)    $   43,850
    Issuance of common stock for cash                      -              -                 -              6
    Issuance of common stock upon the Company's
       follow-on public offering, net                      -              -                 -         48,600
    Issuance of common stock and warrants for cash         -              -                 -         15,000
    Issuance of common stock in exchange for assets
       and in repayment of debt                            -              -                 -          2,262
    Issuance of common stock for services                  -              -                 -            461
    Cashless exercise of warrants to purchase common
       stock                                               -              -                 -              -
    Issuance of common stock related to options, the
       ESPP and other                                      -              -                 -            348
    Deferred compensation related to stock options         -              -                 -              -
    Amortization of deferred compensation                  -              -                 -            736
    Interest on stock subscription receivable            (13)             -                 -            (13)
    Payments received on stock subscription
       receivable                                         51              -                 -             51
    Foreign currency translation adjustments               -              2                 -              2
    Unrealized gain on marketable securities               -             85                 -             85
    Net loss                                               -              -           (44,274)       (44,274)
                                                    --------        -------       -----------      ---------
  Balances, December 31, 1998                           (120)            88          (116,766)        67,114
    Issuance of common stock for services                  -              -                 -            116
    Cashless exercise of warrants to purchase common
       stock                                               -              -                 -              -
    Issuance of common stock upon the Company's
       follow-on public offering, net                      -              -                 -         13,289
    Issuance of common stock related to options, the
       ESPP and other                                      -              -                 -            595
    Amortization of deferred compensation                  -              -                 -            629
    Interest on stock subscription receivable             (7)             -                 -             (4)
    Payments received on stock subscription
       receivable                                          3              -                 -              -
    Foreign currency translation adjustments               -            (88)                -            (88)
    Unrealized loss on marketable securities               -           (376)                -           (376)
    Net loss                                               -              -           (35,836)       (35,836)
                                                    --------        -------       -----------       ---------
  Balances, December 31, 1999                           (124)          (376)         (152,602)        45,439
    Issuance of common stock related to options, the
       ESPP and other                                      -              -                 -            634
    Amortization of deferred compensation                  -              -                 -            648
    Interest/payments on stock subscription
       receivable                                        124              -                 -            124
    Foreign currency translation adjustments               -           (121)                -           (121)
    Unrealized gain on marketable securities               -            246                 -            246
    Net loss                                               -              -           (21,870)       (21,870)
                                                    --------        -------       -----------      ---------
  Balances, December 31, 2000                       $      -        $  (251)      $  (174,472)     $  25,100



           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                                         2000        1999         1998
                                                         ----        ----         ----
  CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss                                        $ (21,870)  $ (35,836)   $ (44,274)
    Adjustments to reconcile net loss to cash
       used in operating activities:
      Depreciation and amortization                      4,066       3,864       3,600
      Amortization of intangible assets and
        deferred compensation                              903       2,228       2,745
      Loss on disposition of assets                        445       2,215           2
      Changes in operating assets and liabilities:
        Accounts receivable, net                           155      (2,993)     (1,177)
        Inventories, net                                 2,380      (1,760)     (1,608)
        Other long-term assets                            (229)     (1,092)          -
        Other assets                                        18        (293)        406
        Accounts payable                                (2,551)       (614)      1,189
        Accrued liabilities                                449         498         896
        Deferred revenue                                  (463)        274         502
        Other                                                -         194        (365)
        Other long-term liabilities                        811         124         (37)
                                                     ---------   ---------   ---------
          Net cash used in operating activities        (15,886)    (33,191)    (38,121)
                                                     ---------   ---------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash withdrawn from restricted cash account              -         238           -
    Additions to intangible assets                           -           -        (549)
    Purchase of marketable securities                        -     (21,229)   (123,842)
    Proceeds from sale of marketable securities         20,000      44,300      96,248
    Proceeds from sale of subsidiary                     6,000           -           -
    Proceeds from disposition of property and
       equipment                                           406         262           -
    Purchases of property and equipment                 (1,207)     (3,296)     (6,470)
                                                     ---------   ---------   ---------
          Net cash provided by (used in)
            investing activities                        25,199      20,275     (34,613)
                                                     ---------   ---------   ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                 634      13,884       64,505
    Proceeds from stock subscription receivable            124           3           51
    Proceeds from borrowings                               136         971       10,171
    Repayments of debt and capital lease obligations    (8,484)     (6,464)      (6,804)
                                                     ---------   ---------   ----------
          Net cash provided by (used in)
            financing activities                        (7,590)      8,394       67,923
                                                     ---------   ---------   ----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (46)        100           53
                                                     ---------   ---------   ----------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,677      (4,422)      (4,758)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,499       5,921       10,679
                                                     ---------   ---------   ----------
  CASH AND CASH EQUIVALENTS, END OF YEAR             $   3,176   $   1,499   $    5,921
                                                     =========   =========   ==========


           See accompanying notes to consolidated financial statements

1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products. In addition to manufacturing certain of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), manufactures food animal vaccine and pharmaceutical products that are marketed and distributed by third parties. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado and CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation, locations.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the respective acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     During the first quarter of 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     During 1999 and 2000, the Company restructured and refocused its business. The operations of Heska Waukesha were combined with existing operations in Fort Collins, Colorado and Des Moines, Iowa during the fourth quarter of 1999. The Heska Waukesha facility was closed in December 1999. In March 2000, the Company sold Heska UK. The Company recorded a loss on disposition of approximately $1.0 million during 1999 for this sale. In June 2000, the Company sold Center. The Company recognized a gain on the sale of approximately $151,000.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 2000 have totaled $174.5 million. During the year ended December 31, 2000, the Company incurred a loss of approximately $21.9 million and used cash of approximately $15.9 million for operations.

     The Company's primary short-term needs for capital, which are subject to change, are for its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding its manufacturing operations. The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

     The Company believes that its available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings expected to be available under its revolving line of credit facility will be sufficient to satisfy projected cash requirements into 2002, although it may raise additional funds at or before such time. Thereafter, if cash generated from operations is insufficient to satisfy its cash requirements, the Company will need to raise additional captial to continue its business operations. If necessary, the Company expects to raise these additional funds through one or more of the following: (1) sale of additional securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease the Company's cash burn rate and extend the currently available cash, cash equivalents, marketable securities and available borrowings. See Note 15.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     At December 31, 2000 these securities, consisting entirely of U.S. government agency obligations, had an aggregate amortized cost, using specific identification, of $2.8 million, with a maximum maturity of approximately three years. At December 31, 1999 these securities had an aggregate amortized cost, using specific identification, of $23.1 million, a maximum maturity of approximately 4 years and consisted of $7.8 million of U.S. government agency obligations and $15.3 million of U.S. corporate commercial paper. The fair market value of marketable securities at December 31, 2000 and 1999 was approximately $2.8 million and $22.8 million, respectively. Marketable securities at both December 31, 2000 and 1999 included approximately $281,000 of restricted investments held as collateral for capital leases (See Note 4) and $2.5 million and $22.5 million of short-term marketable securities, respectively. The Company realized losses on the sale of certain marketable securities of $111,000 and $943,000 in 2000 and 1999, respectively, and a gain of $216,000 in 1998.

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

Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, notes receivable and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2000, approximates the carrying value.

Inventories, net

     Inventories  are stated at the lower of cost or market using the  first-in,
first-out  method.   If  the  cost of inventories  exceeds  fair  market  value, provisions are made for the difference between cost and fair market value.

     Inventories, net of provisions, consist of the following (in thousands):


                                                DECEMBER 31,
                                         -----------------------
                                           2000           1999
                                          -------        ------
  Raw materials                         $   2,596      $   3,436
  Work in process                           2,904          6,640
  Finished goods                            3,822          4,191
  Less reserves for losses                   (606)          (310)
                                        ---------      ---------
                                        $   8,716      $  13,957
                                        =========      =========

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

     The Company periodically reviews the appropriateness of the remaining life of its property, equipment and intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of these assets, the Company then assesses their overall recoverability by determining if the net book value can be recovered through undiscounted future operating cash flows. Absent any unfavorable findings, the Company continues to amortize and depreciate its property, equipment and intangible assets based on the existing estimated life. During 2000, the Company's review of property, equipment and intangible assets determined that a write-down to fair market value of $355,000 for equipment was needed. In 1999, the Company's review of property, equipment and intangible assets determined that a write-down to fair market value of $1.0 million for equipment and $372,000 for intangible assets was needed. These amounts were recorded as part of the loss on sale of assets in the accompanying statement of operations.

     Property and equipment consist of the following (in thousands):


                                               ESTIMATED             DECEMBER 31,
                                               USEFUL                ------------
                                               LIFE                2000       1999
                                               ---------           ----       ----                                     --
   Land                                           N/A            $    377   $    435
   Building                                    10 to 20 years       2,677      4,154
   Machinery and equipment                      3 to 15 years      19,426     22,503
   Leasehold improvements                       7 to 15 years       4,066      3,482
                                                                 --------   --------
                                                                   26,546     30,574
   Less accumulated depreciation and
      amortization                                                (13,645)   (11,000)
                                                                 --------   --------
                                                                 $ 12,901   $ 19,574
                                                                 ========   ========


     Depreciation and amortization expense for property and equipment was $4.1 million, $3.9 million and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Intangible assets consist of the following (in thousands):


                                              ESTIMATED              DECEMBER 31,
                                              USEFUL               ----------------
                                              LIFE                  2000      1999
                                              ---------             ----      ----
   Customer lists and market presence            7 years          $  1,705  $  2,848
   Other intangible assets                     2 to 5 years            793       394
                                                                  --------  --------
                                                                     2,498     3,242
   Less accumulated amortization                                    (1,041)   (1,613)
                                                                  --------  --------
                                                                  $  1,457  $  1,629
                                                                  ========  ========


     The customer lists and market presence resulted from the Company's 1997 acquisition of CMG. The remaining intangible assets resulted primarily from the acquisitions of certain assets in 1998. Amortization expense for intangible assets was $255,000, $1.6 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Revenue Recognition

     Product revenues are recognized at the time goods are shipped to the customer with an appropriate provision for returns and allowances.

     License revenues received under arrangements to license patent rights or technology rights are deferred and amortized over the life of the related arrangement. Royalties are recognized as products are sold to customers.

     The Company recognizes revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned under a percentage of completion method based on total expected revenues or actual non-refundable cash received to date under the agreement. In connection with these sponsored research and development agreements, the Company has recognized $1.4 million, $900,000 and $1.3 million of research and development revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     In December 1999, the SEC issued SAB No. 101, Revenue Recognition. SAB 101 clarifies the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material impact on our financial statements, and therefore, did not result in the recording of a cumulative effect of change in an accounting principle as if SAB 101 had been adopted on January 1, 2000, or the restatement of the previously reported quarterly results for 2000.

Cost of Sales

     Royalties payable in connection with certain research, development and licensing agreements (See Note 9) are reflected in cost of sales as incurred.

Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 2000, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase
3,964,668 shares of the Company's common stock and warrants to purchase 1,165,000 shares of the Company's common stock.

Foreign Currency Translation

     The functional currency of the Company's international subsidiaries is the Swiss Franc ("CHF"). Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized in current operations. The Company does not generally enter into any forward contracts or hedging transactions.

3.   BUSINESS ACQUISITION

     Acquisition of Heska Waukesha. In March 1998 the Company completed its acquisition of all of the outstanding shares of Heska Waukesha, a manufacturer and marketer of medical sensor products, in a transaction valued at approximately $8.9 million using the pooling-of-interests accounting method. The Company issued 639,622 shares of its common stock and also reserved an additional 147,898 shares of its common stock for issuance in connection with outstanding Heska Waukesha options that were assumed by the Company in the merger. Accordingly, in 1998, the consolidated financial statements of the Company were restated to include the accounts of Heska Waukesha for all prior periods presented. There were no adjustments required to the net assets or previously reported results of operations of the Company or Heska Waukesha as a result of the adoption of the same accounting practices by the respective entities.

4.   CAPITAL LEASE OBLIGATIONS

     The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 2000 and 1999, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $2.5 million and $2.5 million and net book value of approximately $740,000 and $1.2 million, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2004, at interest rates ranging from 4.05% to 20.00% per annum. The equipment under the capital leases serves as security for the leases.

     The Company has a capital lease with a commercial bank which requires the Company to pledge cash or investments as additional collateral for the lease. The lease agreement, which has a borrowing limit of $2.0 million calls for a collateral balance equal to 25% of the borrowed amount when the Company's annual revenues reach $28.0 million. The lease also requires the Company to maintain minimum levels of cash and cash equivalent balances throughout the term of the lease. At both December 31, 2000 and 1999, the Company was in compliance with all covenants of the master lease and held restricted U.S. Treasury Bonds of approximately $281,000 as additional collateral under the lease.

     The future annual minimum required payments under capital lease obligations as of December 31, 2000 were as follows (in thousands):



          YEAR ENDING
          DECEMBER 31,
          --------

            2001                                                 $   615
            2002                                                     111
            2003                                                      40
            2004                                                       6
                                                                 -------
              Total minimum lease payments                           772
              Less amount representing interest                      (50)
                                                                 -------
              Present value of net minimum lease payments            722
              Less current portion                                  (584)
                                                                 -------
                 Total long-term capital lease obligations       $   138
                                                                 =======


5.   RESTRUCTURING EXPENSES

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

     Shown below is a reconciliation of restructuring costs for the year ended December 31, 2000 (in thousands):


                                                             Additions     Payments/
                                               Balance       for the       Charges        Balance
                                               at            Fiscal Year   through        at
                                               December      Ended         December       December
                                               31,           December      31,            31,
                                               1999          31, 2000      2000           2000
                                               --------      ----------    ---------      --------
Severance pay, benefits and relocation
   expenses                                    $     429     $     121     $    (550)     $      -
Noncancellable leased facility closure costs         694           314          (832)          176
                                               ---------     ---------     ---------      -  -----
   Total                                       $   1,123     $     435     $  (1,382)     $    176
                                               =========     =========     =========      ========


     The balance of $176,000 and $1.1 million is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.


6.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                                           DECEMBER 31,
                                                                           ------------
                                                                        2000           1999
                                                                        ----           ----
Heska, Diamond, Center and Heska Waukesha obligations:
  Equipment financing due in monthly installments through
    November 2001, and final payments due March 2001 through
    January 2002, with stated interest rates between
    2.7% and 17.9%, secured by certain equipment and fixtures        $  1,218       $  3,642
Center obligations:
  Promissory note to former owner of Center due in July 2000, with quarterly interest payments at a stated interest rate of prime (8.5% at December 1999) plus 0.75%, paid in full
    in June 2000                                                            -          3,464
Diamond obligations:
  Promissory note to the Iowa Department of Economic Development
    ("IDED"), due in annual installments through June 2004,
    with a stated interest rate of 3.0% and a 9.5% imputed
    interest rate, net                                                     54             67
  Promissory note to the City of Des Moines, due in monthly
    installments through May 2004, with a stated interest rate of
    3% and a 9.5% imputed interest rate, net                               75             97
  $2,500 commercial bank line of credit, due September 2001, with monthly interest payments at prime (8.5% at December 1999)
    plus 1.75%, replaced by corporate line of credit in April 2000          -            917
  Real estate mortgage loan with a commercial bank, due in
    monthly installments through September 2003, with a stated
    interest rate of prime (9.5% and 8.5% at December 2000 and 1999, respectively) plus 1.25% at December 2000 and 1.75% at
    December 1999                                                       1,973          2,175
  Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments through December 2004, with a stated interest rate of prime plus 1.25% at
    December 31, 2000 (10.75%) and prime plus 1.75% at
    December 31, 1999 (10.25%)                                            912          1,200
Heska UK obligations:
  Real estate mortgage due in monthly principal payments and quarterly interest payments through December 2006, with a
    stated interest rate of a bank's base rate (8.5% at
    December 1999) plus 2.75%, denominated in pounds sterling,
    transferred in the sale of Heska UK                                     -            142
CMG obligations:
  CHF150 commercial bank line of credit, due upon demand, with quarterly interest payments, with a stated interest rate of
    5.5%, plus 0.25% per quarter, cancelled in January 2000                 -            145
  CHF400 commercial bank line of credit, due upon demand, with quarterly interest payments, with a stated interest rate of
    6.0%, plus 0.25% per quarter                                            -            131
                                                                    --------        --------
                                                                       4,232          11,980
Less installments due within one year                                 (1,562)         (7,552)
                                                                    --------        --------
                                                                    $  2,670        $  4,428
                                                                    ========        ========


     In June 2000, the Company entered into a two-year expanded credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes an asset-based revolving line of credit. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels. The Company was in compliance with all financial covenants at December 31, 2000. See Note 15.


     Amounts due under the Company's equipment term loan, real estate mortgage loan and revolving credit facility are payable to a commercial bank and are secured by a first security interest in essentially all of the Company's assets.

     The IDED and City of Des Moines promissory notes are secured by a first security interest in essentially all assets of Diamond except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. The IDED has subordinated all of its security interest in these assets to a commercial bank providing credit to the Company. The City of Des Moines has subordinated up to $15 million of its security interest in these assets to the same commercial bank. These notes were assumed as a result of the 1996 Diamond acquisition.

     The Company's other debt instruments are secured by the assets of the respective subsidiaries and general corporate guarantees by Heska Corporation.

     Maturities of long-term debt as of December 31, 2000 were as follows (in thousands):



            YEAR ENDING
            DECEMBER 31,
            ------------

             2001                                    $   1,562
             2002                                          727
             2003                                          463
             2004                                          456
             2005                                          228
             Thereafter                                    796
                                                     ---------
                                                     $   4,232
                                                     =========


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

     The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets (in thousands):


                                                          DECEMBER 31,
                                                    -----------------------
                                                      2000            1999
                                                     ------          ------
    Change in benefit obligation:
        Benefit obligation, beginning              $ 1,171          $ 1,126
        Service cost                                     -                -
        Interest cost                                   80               76
        Actuarial loss                                 (39)              31
        Benefits paid                                  (85)             (62)
                                                   -------          -------
        Benefit obligation, ending                   1,127            1,171
                                                   -------          -------
    Change in plan assets:
        Fair value of plan assets,
          beginning                                    971            1,050
        Actual return on plan assets                    68              (17)
        Employer contribution                            -                -
        Benefits paid                                  (85)             (62)
                                                   -------          -------
        Fair value of plan assets, ending              954              971
                                                   -------          -------
    Funded status                                     (173)            (200)
    Unrecognized net actuarial loss                    234              274
                                                   -------          -------
    Prepaid benefit cost                           $    61          $    74
                                                   =======          =======
    Additional minimum liability disclosures:
        Accrued benefit liability                  $  (173)         $  (200)
                                                   =======          =======
    Components of net periodic benefit costs:
        Service cost                               $     -          $     -
        Interest cost                                   80               77
        Expected return on plan assets                 (73)             (79)
        Recognized net actuarial loss                    7                2
                                                   -------          -------
        Net periodic benefit cost                  $    14          $     -
                                                   =======          =======


     Assumptions used by Diamond in the determination of the pension plan information consisted of the following:


                                                                  DECEMBER 31,
                                                               -----------------
                                                                2000          1999
                                                               ------        ------
      Discount rate                                            7.00%         7.00%
      Expected long-term rate of return on plan assets         7.75%         7.75%


8.   INCOME TAXES

     As of December 31, 2000 the Company had approximately $154.6 million of net operating loss ("NOL") carryforwards for income tax purposes and approximately $3.1 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2020. The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. The Company believes that this limitation may affect the eventual utilization of its total NOL carryforwards.

     The Company's NOL's represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

     The components of net loss were as follows (in thousands):

                                                          Year Ended
                                                         December 31,
                                                  -------------------------
                                                    2000           1999
                                                   -------        -------
        Domestic                                  $  (20,642)    $  (32,087)
        Foreign                                       (1,228)        (3,749)
                                                  ----------     ----------
                                                  $  (21,870)    $  (35,836)
                                                  ===========    ==========

     Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

                                                             December 31,
                                                         --------------------
                                                          2000          1999
                                                         ------        ------
    Current deferred tax assets (liabilities):
        Inventory valuation and reserves               $   268        $   281
        Accrued compensation                               121            111
        Restructuring reserve                              254            430
        Other                                              182             51
                                                       -------        -------
                                                           825            873
        Valuation allowance                               (825)          (873)
                                                       -------        -------
         Total current deferred tax assets
            (liabilities)                                    -              -
                                                       =======        =======
     Noncurrent deferred tax assets (liabilities):
        Research and development credits                 3,126          2,744
        Deferred revenue                                    17            268
        Pension liability                                   19             77
        Amortization of intangible assets                  314            711
        Loss on assets held for sale                       (35)           594
        Property and equipment                            (875)          (511)
        Net operating loss carryforwards                58,874         48,786
                                                      --------       --------
                                                        61,440         52,669
        Valuation allowance                            (61,440)       (52,669)
                                                      --------       --------
          Total noncurrent deferred tax assets
         (liabilities)                                $      -       $      -
                                                      ========       ========


     The components of the income tax expense (benefit) are as follows (in thousands):

                                                             Year Ended
                                                            December 31,
                                                        -------------------
                                                         2000         1999
                                                        ------       ------
    Deferred income tax benefit:
        Federal                                      $  (7,265)   $  (10,886)
        State                                             (969)       (1,452)
        Foreign                                           (490)         (735)
                                                     ---------    ----------
        Total benefit                                   (8,724)      (13,073)
    Valuation allowance                                  8,724        13,073
                                                     ---------    ----------
        Total income tax expense (benefit)           $       -    $        -
                                                     =========    ==========

     The Company's income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

                                                           Year Ended
                                                          December 31,
                                                     ----------------------
                                                        2000           1999
                                                        ----           ----
    Statutory federal tax rate                          (34%)          (34%)
    State income taxes, net of federal benefit           (4%)           (4%)
    Amortization of deferred compensation                 1%             1%
    Change in valuation allowance                        37%            37%
                                                     -------        -------
    Effective income tax rate                             0%             0%
                                                     =======        =======


9.   COMMITMENTS AND CONTINGENCIES

     In November 1998, Synbiotics Corporation ("Synbiotics") filed a lawsuit against the Company in the United States District Court for the Southern District of California in which it alleges that the Company infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. The Company has answered the complaint and no trial date has been set. The Company has obtained legal opinions from outside patent counsel that its heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of the Company's internal evaluations. In September 2000, the U.S. District Court hearing the case granted the Company's request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only one remaining claim. While management believes that the Company has valid defenses to Synbiotics' allegations and intends to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company's financial position, its results of operations or cash flow.

     The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2000, 1999 and 1998, royalties of $931,000, $1.0 million and $52,000 became payable under these agreements, respectively.

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

     The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2000 as follows (in thousands):


          YEAR ENDING
          DECEMBER 31,
          ------------

          2001                             $     878
          2002                                   878
          2003                                   799
          2004                                   666
          2005                                   108
                                           ---------
                                           $   3,329
                                           =========


     The Company had rent expense of $1.0 million, $1.1 million and $1.4 million in 2000, 1999 and 1998, respectively.

10.  CAPITAL STOCK

Common Stock

     In February 2001, the Company completed a private placement of 4.57 million shares of common stock at a price of $1.247 per share, providing the Company with net proceeds of approximately $5.3 million.

     In December 1999, the Company completed a public offering of 6.5 million shares of common stock at a price of $2.063 per share, providing the Company with net proceeds of approximately $13.3 million.

     In  July  1998,  the Company issued 1.165 million shares of  the  Company's common stock to Ralston Purina Company, for $14.75 million in cash, and also issued, for an additional cash payment of $250,000, warrants to purchase an additional 1.165 million shares of the Company's common stock. The exercise price of the warrants was $12.67 for the first year of the warrants, increasing by 20% per year for each of the second and third years of the warrants. The warrants were exercisable immediately as of July 30, 1998 and expire in three years with respect to any unexercised shares.

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

Stock Option Plans

     The Company has a stock option plan which authorizes granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares remaining available for grant under the terminated plans were rolled into the 1997 Plan. In addition, all shares which are subsequently cancelled under the prior plans are rolled into the 1997 Plan on a quarterly basis. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 2001 was 7,643,853.

     The stock options granted by the board of directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs"). The purchase price for options under all of the plans may be no less than 100% of fair market value for ISOs or 85% of fair market value for NQs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, options granted will either be assumed by the surviving corporation or vest immediately.

SFAS No. 123 ("SFAS 123")

     SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2000, 1999 and 1998, using the Black-Scholes pricing model and the following weighted average assumptions:


                                            2000         1999         1998
                                            ----         ----         ----
        Risk-free interest rate             6.26%        5.63%        5.28%
        Expected lives                      7.59 years   3.5 years    3.8 years
        Expected volatility                 94%          91%          89%
        Expected dividend yield             0%           0%           0%


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

     The total fair value of options granted was computed to be approximately $1.7 million, $3.8 million and $8.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2.2 million, $3.6 million and $3.9 million for 2000, 1999 and 1998, respectively.

     A summary of the Company's stock option plans is as follows:


                                                          YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                             2000                   1999                   1998
                                     ---------------------   --------------------   ----------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      OPTIONS      PRICE      OPTIONS     PRICE       OPTIONS     PRICE
                                     ---------   ---------   ----------  ---------  ----------  -----------
Outstanding at beginning of period   4,246,183    $ 4.6994    3,209,317   $ 5.1203   2,570,533   $   1.9053
    Granted                            753,700    $ 3.3453    1,725,480   $ 3.4876   1,304,443   $  10.6166
    Cancelled                         (600,228)   $ 6.5438     (329,820)  $ 6.6815    (315,543)  $   5.9544
    Exercised                         (434,967)   $ 1.0904     (358,794)  $ 0.8148    (350,116)  $   1.2188
                                     ---------                ---------              ---------
Outstanding at end of period         3,964,668    $ 4.4979    4,246,183   $ 4.6994   3,209,317   $   5.1203
                                     =========                =========              =========
Exercisable at end of period         2,274,489    $ 4.6293    1,973,349   $ 4.1737   1,531,895   $   2.9417
                                     =========                =========              =========


     The weighted average estimated fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $2.3277, $2.1814 and $6.7635, respectively.

     In 1998 the Company also granted stock options to non-employees in exchange for consulting services, recording deferred compensation of $46,000 based on the estimated fair value of the options at the date of grant. Deferred compensation was amortized over the applicable service periods. The amortization of deferred compensation resulted in a non-cash charge to operations of $648,000, $629,000 and $736,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         --------------------------------------------    --------------------------
                           NUMBER OF                                       NUMBER OF
                            OPTIONS        WEIGHTED                         OPTIONS
                          OUTSTANDING       AVERAGE        WEIGHTED       EXERCISABLE    WEIGHTED
                              AT           REMAINING       AVERAGE           AT          AVERRAGE
                          DECEMBER 31,    CONTRACTUAL      EXERCISE      DECEMBER  31,   EXERCISE
        EXERCISE PRICES      2000        LIFE IN  YEARS     PRICE            2000          PRICE
                          ------------   --------------  ------------    -------------   ----------

        $0.25 - $0.35       223,066          4.23         $   0.3381       223,066      $  0.3381

        $1.20 - $1.20       557,766          5.61         $   1.2000       551,046      $  1.2000

        $1.31 - $2.00       613,815          8.77         $   1.9478       174,817      $  1.8678

        $2.06 - $3.37       432,465          8.13         $   3.0018       211,766      $  3.0108

        $3.69 - $3.88       535,644          9.02         $   3.6969       136,421      $  3.7144

        $3.94 - $5.25       549,743          7.76         $   5.0084       282,824      $  5.0507

        $5.37 - $11.75      500,313          7.86         $   6.5105       283,837      $  6.9641

        $11.88 - $15.00     551,856          7.07         $  11.9659       410,712      $ 11.9736
                          ---------                                      ---------
        $0.25 - $15.00    3,964,668          7.55         $   4.4979     2,274,489      $  4.6293
                          =========                                      =========

Employee Stock Purchase Plan (the "ESPP")

     Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 750,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six month measurement periods ending June 30 and December 31.

     For the years ended December 31, 2000, 1999 and 1998, the weighted-average fair value of the purchase rights granted was $0.91, $1.24 and $4.57 per share, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was approximately $112,462, $96,000 and $268,000 in 2000, 1999 and 1998, respectively, for the ESPP.

Pro Forma Basic Net Loss per Share under SFAS 123


     If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands, except per share amounts):




                                      YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                   2000        1999        1998
                                 ---------   --------   ---------


     Net loss:

        As reported               $ (21,870) $ (35,836) $ (44,274)
                                  =========  =========  =========
        Pro forma                   (24,143) $ (39,564) $ (48,442)
                                  =========   ========  =========

     Basic net loss per share:


        As reported               $   (0.65) $   (1.31) $  (1.79)
                                  =========  =========  ========
        Pro forma                 $   (0.71) $   (1.45) $  (1.96)
                                  =========  =========  ========



Stock Warrants

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

11.  MAJOR CUSTOMERS

     The Company had sales of greater than 10% of total revenue to only one customer during the years ended December 31, 2000, 1999 and 1998. The customer which represented 17% of total revenues in 2000, and a different customer which represented 12% and 15% of total revenues in 1999 and 1998, respectively, purchased vaccines from Diamond.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                      2000     1999     1998
                                                                     -------  -------  -------
                                                                         (IN THOUSANDS)
     Cash paid for interest                                          $ 1,155  $ 1,857  $ 1,999
     Non-cash investing and financing activities:
        Issuance of common stock in exchange for assets and as
           repayment of debt                                               -        -    2,262
        Purchase of assets under direct capital lease financing           45      193       86



13.  SEGMENT REPORTING

     The Company divides its operations into three reportable segments. Companion Animal Health includes the operations of Heska, Heska Waukesha (through 1999), CMG and Heska AG. Food Animal Health includes the operations of Diamond Animal Health. Allergy Treatment includes the operations of Center, which was sold in June 2000.

     Summarized   financial  information  concerning  the  Company's  reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions and other items as noted.



                              COMPANION     FOOD
                               ANIMAL      ANIMAL      ALLERGY
                               HEALTH      HEALTH     TREATMENT    OTHER         TOTAL
                              ---------    --------    ---------  --------     ----------
2000:
Revenues                      $  31,684    $ 19,907    $ 3,353    $ (2,269)     $  52,675
Operating income (loss)         (22,065)      1,539        (24)       (790) (a)   (21,340)
Total assets                     53,109      17,533          -     (31,482)        39,160
Capital expenditures                724         483          -           -          1,207
Depreciation and amortization     2,277       1,577        212           -          4,066


  ________
   (a) Includes the write-down of certain fixed assets to their expected net realizable values, resulting in a loss of $355,000 and restructuring expenses of $435,000 (See Note 5).


                                  COMPANION    FOOD
                                   ANIMAL      ANIMAL      ALLERGY
                                   HEALTH      HEALTH     TREATMENT    OTHER           TOTAL
                                  ---------   --------    ---------  ---------       ---------
1999:
Revenues                        $  29,282    $  18,149    $  7,105    $  (3,360)     $  51,176
Operating income (loss)           (27,878)      (2,534)       (372)      (3,803 (b)    (34,587)
Total assets                       89,199       22,185       6,376      (46,592)        71,168
Capital expenditures                  743        2,368         185            -          3,296
Depreciation and amortization       2,155        1,294         415            -          3,864



  ________
   (b) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $2.6 million and restructuring expenses of $1.2 million (See Note 5).




                                COMPANION    FOOD
                                 ANIMAL      ANIMAL      ALLERGY
                                 HEALTH      HEALTH     TREATMENT      OTHER          TOTAL
                                ---------   --------    ---------   -----------     ---------
1998:
Revenues                        $  18,610    $ 18,250    $ 7,374     $  (4,462)     $  39,772
Operating income (loss)           (39,196)         86       (672)       (6,174) (c)   (45,956)
Total assets                      102,895      21,884      6,682       (33,407)        98,054
Capital expenditures                1,995       3,686        789             -          6,470
Depreciation and amortization       2,406         890        304             -          3,600


  ________
     (c) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $1.3 million, restructuring expenses of $2.4 million (See Note 5) and inventory write-downs of $1.5 million.

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond, Heska Waukesha (through 1999) and Center (through June 2000). Revenues earned in Europe are primarily attributable to Heska UK (through January 2000), CMG and Heska AG. There have been no significant exports from North America or Europe.

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



                                     NORTH
                                    AMERICA     EUROPE       OTHER        TOTAL
                                   ---------   ---------   ---------     -------
2000:
Revenues                           $  52,580   $   2,364   $  (2,269)  $  52,675
Operating income (loss)              (20,444)       (896)          -     (21,340)
Total assets                          68,130       2,512     (31,482)     39,160
Capital expenditures                   1,082         125           -       1,207
Depreciation and amortization          3,956         110           -       4,066

1999
Revenues                           $  50,336   $   4,200    $ (3,360)  $  51,176
Operating income (loss)              (27,431)     (3,353)     (3,803)    (34,587)
Total assets                         114,165       3,595     (46,592)     71,168
Capital expenditures                   3,292           4           -       3,296
Depreciation and amortization          3,701         163           -       3,864

1998
Revenues                           $  40,573   $   3,661   $  (4,462)  $  39,772
Operating income (loss)              (37,386)     (2,396)     (6,174)    (45,956)
Total assets                         127,004       4,457     (33,407)     98,054
Capital expenditures                   6,190         280           -       6,470
Depreciation and amortization          3,009         591           -       3,600


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2000 (amounts in thousands except per share data).


                                           Q1           Q2           Q3           Q4       TOTAL
                                        ---------   ---------     ---------    ---------   --------
2000:
Total revenues                          $ 14,363    $  14,243     $  12,708    $  11,362   $  52,675
Gross profit from product sales            4,001        4,250         3,944        4,055      16,250
Net loss                                  (5,929)      (5,703)       (4,731)      (5,507)    (21,870)
Net loss per share - basic and diluted     (0.18)       (0.17)        (0.14)       (0.16)      (0.65)

1999:
Total revenues                          $ 11,051    $  12,878     $  13,067    $  14,180   $  51,176
Gross profit from product sales            3,301        4,267         4,213        2,124      13,905
Net loss                                  (7,883)      (6,931)       (8,323)     (12,699)    (35,836)
Net loss per share - basic and diluted     (0.30)       (0.26)        (0.31)       (0.44)      (1.31)



15.  SUBSEQUENT EVENTS

     On February 6, 2001, the Company sold 4,573,000 shares of common stock through a private placement offering with net proceeds to the Company of approximately $5.3 million. The Company has agreed to register the shares issued under the private placement as soon as practicable.

     On March 23, 2001, the Company re-negotiated the covenants under its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess capacity) required to be maintained has been reduced to $3 million during 2001. As of March 23, 2001, the Company's available borrowing capacity was approximately $5 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III


     Certain information required by Part III is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors-Directors and Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information concerning our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors-Directors' Compensation" and "Executive Compensation" in the Proxy Statement.

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

     (2)  FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts.

                                  SCHEDULE II

                       HESKA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                    ADDITIONS
                                       BALANCE      CHARGED
                                       AT           TO                                        BALANCE
                                       BEGINNING    COSTS AND                                 AT
                                       OF YEAR      EXPENSES     OTHER                        END OF
                                       ---------    ---------    ADDITIONS    DEDUCTIONS      YEAR
                                                                 ---------    ----------      --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended:
    December 31, 2000                  $     188    $   320            -      $   (77) (a)    $    431
    December 31, 1999                  $      93    $   122            -      $   (27) (a)    $    188
    December 31, 1998                  $      96    $     9            -      $   (12) (a)    $     93

ALLOWANCE FOR RESTRUCTURING CHARGES
  Year ended:
    December 31, 2000                  $   1,123    $   435            -        (1,382) (a)   $    176
    December 31, 1999                  $   1,631    $ 1,210            -      $ (1,718) (a)   $  1,123
    December 31, 1998                          -    $ 2,356            -      $   (725) (a)   $  1,631




  ________
  (a) Write-offs of uncollectible accounts and payments for personnel severance costs and facility closing costs.



     3)   EXHIBITS:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


Exhibit
Number
-------
          Notes  Description of Document
          -----  -----------
3(i)(d)   (9)    Restated  Certificate  of  Incorporation   of   the
                 Registrant
3(ii)            Bylaws of the Registrant
4.2       (1)    First  Amended Investors' Rights Agreement  by  and
                 among   Registrant  and  certain  stockholders   of
                 Registrant dated as of April 12, 1996.
4.2(a)    (6)    Waiver  and  Amendment to first Amended  Investors'
                 Rights  Agreement  among the  Company  and  certain
                 other parties.
4.2(b)    (6)    Second   Waiver  and  Amendment  to  first  Amended
                 Investors'  Rights Agreement among the Company  and
                 certain other parties.
4.2(c)    (6)    Third   Waiver  and  Amendment  to  first   Amended
                 Investors'  Rights Agreement among the Company  and
                 certain other parties.
4.3       (1)    Form  of  warrant  to purchase Series  C  Preferred
                 Stock.
4.4       (1)    Form  of  warrant  to purchase Series  D  Preferred
                 Stock.
4.5       (5)    Company  Stock Warrant Purchase Agreement dated  as
                 of  July  29, 1998 between the Company and  Ralston
                 Purina Company.
10.1H     (1)    Collaborative  Agreement  between  Registrant   and
                 Eisai Co., Ltd. dated January 25, 1993.
10.2H     (1)    Canine   Heartworm  Cooperation  Agreement  between
                 Registrant and Bayer AG dated as of June 10, 1994.
10.3H     (1)    Feline  Toxoplasmosis Cooperation Agreement between
                 Registrant and Bayer AG dated as of June 10, 1994.
10.5H     (1)    Screening  and Development Agreement between  Ciba-
                 Geigy Limited and Registrant, dated as of April 12,
                 1996.
10.6      (1)    Right of First Refusal Agreement between Ciba-Geigy
                 Limited and Registrant, dated as of April 12, 1996.
10.7      (1)    Marketing  Agreement between Registrant  and  Ciba-
                 Geigy Limited dated as of April 12, 1996.
10.8H     (1)    Marketing  Agreement between Registrant  and  Ciba-
                 Geigy Corporation dated as of April 12, 1996.
10.9H     (1)    Manufacturing  and  Supply  Agreement  between  and
                 among   Diamond   Animal   Health,   Inc.,   Agrion
                 Corporation, Diamond Scientific Co. and Miles  Inc.
                 dated December 31, 1993 and Amendment and Extension
                 thereto dated September 1, 1995.
10.9(a)H  (5)    Second   Amendment  to  Manufacturing  and   Supply
                 Agreement between Diamond Animal Health,  Inc.  and
                 Bayer Corporation dated February 26, 1998.
10.10*    (1)    Employment Agreement between Registrant and  Robert
                 B.  Grieve dated January 1, 1994, as amended  March
                 4, 1997.
10.10(a)   *     Amended  and  Restated  Employment  Agreement  with
                 Robert B. Grieve dated as of February 22, 2000.
10.14H    (2)    Supply  Agreement  between  Registrant  and  Quidel
                 Corporation dated July 3, 1997.
10.18*    (1)    Form  of  Indemnification  Agreement  entered  into
                 between  Registrant and its directors  and  certain
                 officers.
10.19*    (1)    1997 Incentive Stock Plan of Registrant.
10.20*    (1)    Forms of Option Agreement.
10.21*    (1)    1997 Employee Stock Purchase Plan of Registrant.
10.22     (1)    Lease  Agreement dated March 8, 1994 between  Sharp
                 Point Properties, LLC and Registrant.
10.23     (1)    Lease  Agreement dated as of June 27, 1996  between
                 GB Ventures and Registrant.
10.24     (1)    Lease  Agreement dated as of July 11, 1996  between
                 GB Ventures and Registrant.
10.26*    (3)    Employment   Agreement   between   Registrant   and
                 Giuseppe Miozzari dated July 1, 1997.
10.26(a)   *     Amended  and Restated Employment Agreement  between
                 Registrant  and  Giuseppe Miozzari  dated  June  9,
                 2000.
10.28*    (7)    Employment Agreement between Registrant and  Ronald
                 L. Hendrick dated December 1, 1998.
10.29*    (7)    Employment Agreement between Registrant  and  James
                 H. Fuller dated January 18, 1999.
10.30*    (7)    Separation Agreement between Registrant and Fred M.
                 Schwarzer dated December 14, 1998.
10.31*    (7)    Consulting  Services and Confidentiality  Agreement
                 between  Registrant  and Fred  M.  Schwarzer  dated
                 December 14, 1998.
10.34H    (7)    Exclusive Distribution Agreement dated as of August
                 18, 1998 between the Company and Novartis Agro K.K.
10.35     (7)    Right of First Refusal Agreement dated as of August
                 18,  1998  between the Company and Novartis  Animal
                 Health, Inc.
10.37*    (8)    Consultant  Services and Confidentiality  Agreement
                 between  Registrant  and Seward  Pharm,  LLC  dated
                 December 1, 1999.
10.39     (9)    Second  Amended  and Restated Credit  and  Security
                 Agreement by and between Heska Corporation, Diamond
                 Animal Health, Inc., Center Laboratories, Inc.  and
                 Wells Fargo Business Credit, Inc., dated as of June
                 14, 2000.
10.40*    (9)    Employment agreement by and between Registrant  and
                 Dan T. Stinchcomb dated as of May 1, 2000.
10.41*    (9)    Employment agreement by and between Registrant  and
                 Carol Talkington Verser dated as of May 1, 2000.
10.42*           Management Incentive Compensation Plan
21.1             Subsidiaries of the Company.
23.1             Consent of Arthur Andersen LLP.
24.1             Power of Attorney (See page 60 of this Form 10-K).



Notes
-----
*  Indicates management contract or compensatory plan or arrangement.
H    Confidential  treatment  has  been  granted  with  respect   to
     certain portions of these agreements.
(1)  Filed  with  Registrant's Registration Statement  on  Form  S-1
     (File No. 333-25767).
(2)  Filed  with  the Registrant's Form 10-Q for the  quarter  ended
     September 30, 1997.
(3)  Filed  with  Registrant's Registration Statement  on  Form  S-1
     (File No. 333-44835).
(4)  Filed  with  the  Registrant's Form 10-K  for  the  year  ended
     December 31, 1998.
(5)  Filed  with  the Registrant's Form 10-Q for the  quarter  ended
     March 31, 1998.
(6)  Filed  with  the Registrant's Form 10-Q for the  quarter  ended
     September 30, 1998.
(7)  Filed  with  the Registrant's Form 10-Q for the  quarter  ended
     June 30, 1999.
(8)  Filed  with  the  Registrant's Form 10-K  for  the  year  ended
     December 31, 1999.
(9)  Filed  with  the Registrant's Form 10-Q for the  quarter  ended
     June 30, 2000.


(b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                   HESKA CORPORATION


                                   By   /s/ ROBERT B. GRIEVE
                                        Robert B. Grieve
                                        Chairman of the Board and
                                        Chief Executive Officer

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                         Title                       Date
----                         -----                       ----

/s/ Robert B. Grieve         Chairman of the Board       March 23, 2001
--------------------------   and Chief Executive
Robert B. Grieve             Officer (Principal
                             Executive Officer)
                             and Director

/s/ Ronald L. Hendrick       Chief Financial Officer,    March 23, 2001
--------------------------   Executive Vice President
Ronald L. Hendrick           and Secretary (Principal
                             Financial and Accounting
                             Officer)

/s/ Fred M. Schwarzer        Director                    March 23, 2001
--------------------------
Fred M. Schwarzer

/s/ A. Barr Dolan            Director                    March 23, 2001
--------------------------
A. Barr Dolan

/s/ Lyle A. Hohnke           Director                    March 23, 2001
--------------------------
Lyle A. Hohnke

/s/ Edith W. Martin          Director                    March 23, 2001
--------------------------
Edith W. Martin

/s/ William A. Aylesworth    Director                    March 23, 2001
--------------------------
William A. Aylesworth

s/ Lynnor B. Stevenson       Director                    March 23, 2001
--------------------------
Lynnor B. Stevenson

/s/ John F. Sasen, Sr.       Director                    March 23, 2001
--------------------------
John F. Sasen, Sr.
