Form 10-Q
period 2001-03-31
HESKA CORP
filed 2001-05-10
CIK 1038133

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from  __________  to ____________


                        Commission file number 000-22427

                                HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                77-0192527
      ----------------------                   -----------------------                                    ----
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
        Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                                    90 days.

                        [ X ]  Yes            [    ]  No

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                            May 9, 2001 was 38,667,328



================================================================================
                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS



                                                               PAGE
                                                               ----

                    PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Balance Sheets (Unaudited) as of
            March 31, 2001 and December 31, 2000                3

          Consolidated Statements of Operations
            (Unaudited) for the three months ended
            March 31, 2001 and 2000                             4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the three months
            ended March 31, 2001 and 2000                       5

          Notes to Consolidated Financial Statements
            (Unaudited)                                         6

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                12

 Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        23

                      PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                               Not Applicable

 Item 2.  Changes in Securities and Use of Proceeds            24

 Item 3.  Defaults Upon Senior Securities                 Not Applicable

 Item 4.  Submission of Matters to a Vote of
            Security Holders                              Not Applicable

 Item 5.  Other Information                               Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K                     24

 Exhibit Index                                                 24

 Signatures                                                    25





                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)
                                   (unaudited)

                   ASSETS
                                                    MARCH 31,  DECEMBER 31,
                                                      2001        2000
                                                    ---------  ------------


Current assets:
  Cash and cash equivalents                        $  4,709     $  3,176
  Marketable securities                                   -        2,482
  Accounts receivable, net                            8,656        8,433
  Inventories, net                                    9,079        8,716
  Other current assets                                  612          742
                                                   --------     --------
      Total current assets                           23,056       23,549
Property and equipment, net                          12,239       12,901
Intangible assets, net                                1,462        1,457
Restricted marketable securities and other assets     1,144        1,253
                                                   --------     --------
       Total assets                                $ 37,901     $ 39,160
                                                   ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  3,361     $  3,370
  Accrued liabilities                                 3,046        4,258
  Deferred revenue                                      361          467
  Current portion of capital lease obligations          503          584
  Current portion of long-term debt                   1,199        1,562
                                                   --------     --------
       Total current liabilities                      8,470       10,241
Capital lease obligations, net of current portion        92          138
Long-term debt, net of current portion                2,595        2,670
Other long-term liabilities                             996        1,011
                                                   --------     --------
       Total liabilities                             12,153       14,060
                                                   --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 25,000,000
    shares authorized; none outstanding                   -            -
  Common stock, $.001 par value, 75,000,000 shares
    authorized; 38,656,945 and 34,072,640 shares
    issued and outstanding, respectively                 39           34
  Additional paid-in capital                        205,117      199,789
  Accumulated other comprehensive income               (363)        (251)
  Accumulated deficit                              (179,045)    (174,472)
                                                   ---------    ---------
       Total stockholders' equity                    25,748       25,100
                                                   ---------    ---------
       Total liabilities and stockholders'
         equity                                    $  37,901    $ 39,160
                                                   =========    ========



           See accompanying notes to consolidated financial statements



                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       2001         2000
                                                     ---------------------

Revenues:
  Products, net                                      $ 10,314    $ 12,423
  Research, development and other                         613       1,940
                                                     --------    --------
    Total revenues                                     10,927      14,363

Cost of products sold                                   6,214       8,422
                                                     --------    --------
                                                        4,713       5,941
                                                     --------    --------
Operating expenses:
  Selling and marketing                                 3,558       4,288
  Research and development                              3,455       4,003
  General and administrative                            2,096       2,819
  Amortization of intangible assets and deferred           68         194
    compensation
  Restructuring expense                                     -         435
                                                     --------    --------
    Total operating expenses                            9,177      11,739
                                                     --------    --------
Loss from operations                                   (4,464)     (5,798)
Other income (expense), net                              (108)       (131)
                                                     --------    --------
Net loss                                             $ (4,572)   $ (5,929)
                                                     ========    ========
Basic and diluted net loss per share                 $  (0.12)$     (0.18)
                                                     ========    ========
Shares used to compute basic and diluted net loss
  per share                                            37,029      33,602
                                                     ========    ========






           See accompanying notes to consolidated financial statements



                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                          2001       2000
                                                        -------    -------

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net cash used in operating activities                 $ (5,323)  $ (9,462)
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities              2,500     12,267
  Proceeds from disposition of property and equipment          -        165
  Purchase of property and equipment                        (300)      (534)
                                                        --------   --------
    Net cash provided by investing activities              2,200     11,898
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   5,332        120
  Proceeds from borrowings                                     -      1,101
  Repayments of debt and capital lease obligations          (567)    (1,226)
                                                        --------   --------
    Net cash provided (used in) by financing activities    4,765         (5)
                                                        --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (109)       (49)
                                                        --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                      1,533      2,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,176      1,499
                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  4,709   $  3,881
                                                        ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                  $    140   $    380












           See accompanying notes to consolidated financial statements



                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



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

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2001 have totaled $179.0 million.

     The Company's primary short-term needs for capital, which are subject to change, are for its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to our manufacturing operations. The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company may continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

     The Company believes that its available cash, cash equivalents and marketable securities, together with cash from operations, available borrowings and borrowings expected to be available under its revolving line of credit facility will be sufficient to satisfy projected cash requirements into 2002, although it may raise additional funds at or before such time. Thereafter, if cash generated from operations is insufficient to satisfy its cash requirements, the Company will need to raise additional capital to continue its business operations. If necessary, the Company expects to raise these additional funds through one or more of the following: (1) sale of additional securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease the Company's cash burn rate and extend the currently available cash, cash equivalents, marketable securities and available borrowings.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2001, the statements of operations and comprehensive loss for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

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

Inventories consist of the following (in thousands):

                                             MARCH 31,          DECEMBER 31,
                                                2001                2000
                                             ---------          ------------

  Raw materials                              $   2,625          $    2,596
  Work in process                                3,362               2,904
  Finished goods                                 3,723               3,822
  Less reserves for losses                        (631)               (606)
                                             ---------          ----------
                                             $   9,079          $    8,716
                                             =========          ==========

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

Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 2000 and March 31, 2001, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 3,964,668 and 4,299,754 shares, respectively, of the Company's common stock and warrants to purchase 1,165,000 shares of the Company's common stock as of each date.

Foreign Currency Translation

     The functional currency of the Company's international subsidiaries is the Swiss Franc. Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are included in accumulated other comprehensive income in the consolidated balance sheets. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized in current operations.

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

     As of March 31, 2001, the Company had approximately $115,000 in accrued liabilities for a leased facility closed at the end of fiscal 1999.

4.   MAJOR CUSTOMERS

     One customer accounted for approximately 10% of total revenue during the three months ended March 31, 2001 and 2000. One customer accounted for approximately 10% and 11% of total net accounts receivable at March 31, 2001 and December 31, 2000, respectively. The customer purchased vaccines from Diamond.

5.   SEGMENT REPORTING

     The Company divides its operations into three reportable segments. Companion Animal Health includes the operations of Heska, CMG and Heska AG. Food Animal Health includes the operations of Diamond Animal Health. Allergy Treatment includes the operations of Center, which was sold in June 2000.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions and other items as noted.

                                      COMPANION      FOOD
                                        ANIMAL      ANIMAL       ALLERGY
                                        HEALTH      HEALTH      TREATMENT      OTHER         TOTAL
                                      ---------   ---------     ---------     -------      --------
THREE MONTHS ENDED MARCH 31, 2001:
  Revenues                            $  8,112    $  3,362      $      -     $   (547)     $  10,927
  Operating income (loss)               (4,555)         91             -            -         (4,464)
  Total assets                          51,080      17,744             -      (30,923)        37,901
  Capital expenditures                     103         197             -            -            300
  Depreciation and amortization            565         397             -            -            962

THREE MONTHS ENDED MARCH 31, 2000:
  Revenues                            $  9,172    $  4,121      $  1,757     $   (687)     $  14,363
  Operating income (loss)               (5,435)         25            47         (435)(a)     (5,798)
  Total assets                          70,070      22,419         6,610      (35,416)        63,683
  Capital expenditures                     342          87           105            -            534
  Depreciation and amortization            573         624           110            -          1,307

     --------------
      (a)  Includes restructuring expenses of $435,000 (See Note 3).

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond and Center (through June 2000). Revenues earned in Europe are primarily attributable to Heska UK (through January 2000), CMG and Heska AG. There have been no significant exports from North America or Europe.

     During the three months ended March 31, 2001 and 2000, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to earn profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                                       NORTH
                                      AMERICA        EUROPE        OTHER        TOTAL
                                     ---------      --------      -------      -------
THREE MONTHS ENDED MARCH 31, 2001:
  Revenues                           $ 10,883      $    591    $    (547)     $ 10,927
  Operating income (loss)              (4,398)          (66)           -        (4,464)
  Total assets                         66,505         2,320      (30,924)       37,901
  Capital expenditures                    332           (32)           -           300
  Depreciation and amortization           955             7            -           962

THREE MONTHS ENDED MARCH 31, 2000:
  Revenues                           $ 14,209      $    841    $    (687)     $ 14,363
  Operating income (loss)              (5,084)         (279)        (435)(a)    (5,798)
  Total assets                         95,815         3,285      (35,417)       63,683
  Capital expenditures                    491            43            -           534
  Depreciation and amortization         1,290            17            -         1,307

     --------------
      (a)  Includes restructuring expenses of $435,000 (See Note 3).

6.   SALE OF COMMON STOCK

     In February 2001, the Company sold 4,573,000 shares of common stock through a private placement offering with net proceeds of approximately $5.3 million and filed a registration statement covering resales of these shares. The Company intends to keep the registration statement effective until April 5, 2003, or such earlier date of the disposition of these shares, subject to the Company's right to suspend the use of the registration statement.

7.   CREDIT FACILITY

     In March 2001, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $3.0 million during 2001. As of March 31, 2001, the Company's available borrowing capacity was approximately $7.1 million.

8.   COMPREHENSIVE INCOME

     Comprehensive income includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items and unrealized gains and losses on certain investments in marketable securities. During the three months ended March 31, 2001, we realized a loss of approximately $22,000 on the sale of marketable securities. Total comprehensive income and the components of comprehensive income follow (in thousands):


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
    Net loss per Consolidated Statements of Operations   $ (4,572)      $ (5,929)
    Foreign currency translation adjustments                  157             24
    Changes in unrealized loss on
      marketable securities                                   (45)           (34)
                                                         --------       --------
    Comprehensive loss                                   $ (4,460)      $ (5,939)
                                                         ========       ========

9.   SUBSEQUENT EVENT

     In April 2001, the Company entered into a series of forward contracts for the purchase of Japanese yen to be used for the purchase of inventory. The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from the results discussed in the forward-looking statements. When used in this discussion the words "expects," "anticipates," "believes," "continue," "could," "may," "will" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results" that could cause actual results to differ materially from those projected.
These forward-looking statements speak only as of the date hereof.
We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

OVERVIEW

     We discover, develop, manufacture and market companion animal health products. We have a sophisticated scientific effort devoted to applying biotechnology to create a broad range of pharmaceutical, vaccine and diagnostic products for the large and growing companion animal health market. In addition to our pharmaceutical, vaccine and diagnostic products, we also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services in the United States and Europe to veterinarians. Our primary manufacturing subsidiary, Diamond Animal Health, Inc., or Diamond, manufactures some of our companion animal products and food animal vaccine and pharmaceutical products, which are marketed and distributed by third parties.

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

     We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from inception in 1988 through March 31, 2001 have totaled $179.0 million.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

     Total revenues, which include product, research and development and other revenues, decreased 24% to $10.9 million in the first quarter of 2001 compared to $14.4 million for the first quarter of 2000. Product revenues decreased 17% to $10.3 million in the first quarter of 2001 compared to $12.4 million for the first quarter of 2000. The total reported revenue for first quarter 2000 included approximately $1.8 million from businesses sold in fiscal 2000 and approximately $1.3 million attributable to the sale of worldwide rights to our PERIOceutic (TM) Gel product. No similar sales occurred during the quarter ended March 31, 2001.

     Revenue from our continuing core business (excluding sold businesses and discontinued product lines) declided by 2.6% in the first quarter of 2001 compared to the same quarter of the prior year. Gross profit margins on products sold improved by more than seven full percentage points over the first quarter of the prior year, as the sales mix contained a larger percentage of high margin Heska proprietary products. In addition, total operating expenses declined by more than $2.5 million from first quarter 2000 levels. Our net loss was reduced by $1.4 million for the first quarter of 2001 as compared to the same quarter in 2000.

     Total reported product revenues are derived from the three components of our continuing core business, plus revenues from sold businesses and discontinued products. These revenue components are as follows:

          PHARMACEUTICALS, VACCINES AND DIAGNOSTIC PRODUCTS (PVD). This group of products includes our heartworm diagnostic products, equine influenza vaccine, allergy products, feline vaccines and other such products for the companion animal health market. During the first quarter of 2001, PVD product revenue increased approximately 20% over the comparable quarter of 2000, to $4.0 million.

          VETERINARY MEDICAL INSTRUMENTATION PRODUCTS. This group of products includes all of our veterinary medical instrumentation, as well as the reagents, consumables, parts and accessories for these instruments which are for the companion animal health market. During the first quarter of 2001, medical instrumentation product revenue declined by approximately 3% from the comparable quarter of 2000, to $3.6 million. This decline was attributable to a large non-recurring sale of veterinary medical instruments in Europe during the first quarter of 2000 in conjunction with the sale of our Heska UK business.

          DIAMOND ANIMAL HEALTH PRODUCTS. Revenue reported from this group of products is comprised principally of vaccines and other biological products for cattle and other non-companion animals. In addition, Diamond also manufactures some of our PVD products and serves as our primary product distribution center. During the first quarter of 2001, Diamond's product revenue declined by approximately 23% from the comparable quarter of 2000, to $2.8 million. The decline in first quarter revenue at Diamond was principally due to delays in obtaining certain raw materials needed to meet sales projections.

          SOLD BUSINESSES AND DISCONTINUED PRODUCTS. During 2000, we engaged in a number of activities to restructure our business, including the sale of Heska UK, effective January 31, 2000 and the sale of Center Laboratories, effective June 23, 2000. Our total reported product revenue in 2000 includes the revenue from these sold businesses prior to the dates of sale. The revenue attributable to these sold businesses in the first quarter of 2000 was approximately $1.8 million.

     Cost of products sold totaled $6.2 million in the first quarter of 2001 compared to $8.4 million in the first quarter of 2000. Gross profit as a percentage of product sales increased to 39.8% in the first quarter of 2001 compared to 32.2% in the same quarter last year. The improvement in gross profit as a percentage of product sales in the first quarter of 2001 compared to 2000 reflects the increase in sales of our proprietary PVD products. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products.

     Selling and marketing expenses decreased to $3.6 million in the first quarter of 2001 from $4.3 million in the first quarter of 2000. This decrease reflects primarily the costs associated with the expansion of our sales and marketing organization and costs associated with the introduction and marketing of new products in the first quarter of 2000, as well as the sale of Center Laboratories and Heska UK. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     Research and development expenses decreased to $3.5 million in the first quarter of 2001 from $4.0 million in the first quarter of 2000. Fluctuations in research and development expenses are generally the result of the number of research projects in progress. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     General and administrative expenses decreased to $2.1 million in the first quarter of 2001 from $2.8 million in the first quarter of 2000. This decrease is due to tighter expense control at all locations and the sale of Center Laboratories and Heska UK in 2000. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

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

     For the quarter ended March 31, 2001, our net loss declined to $4.6 million from $5.9 million in the first quarter of the prior year. This represents a 23% improvement over results reported in the prior year.
The net loss per common share in the first quarter of 2001 improved by 33% to $0.12, compared with a net loss per common share of $0.18 in the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity at March 31, 2001 was our $4.7 million in cash, cash equivalents and marketable securities and our asset-based revolving line of credit. Our credit facility requires us to maintain various financial covenants including monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. In March 2001, we negotiated new covenants under this line of credit. At March 31, 2001, our available borrowing capacity was approximately $7.1 million. In
February 2001, we sold 4,573,000 shares of our common stock through a private placement offering and received net proceeds of $5.3 million.

     Cash used in operating activities was $5.3 million in the first quarter of 2001, compared to $9.5 million in the first quarter of 2000. The decrease in cash used in operating activities is attributable primarily to the decrease of $1.4 million in our net loss for the first quarter of 2001 compared to the prior year and, an increase in the prior year's first quarter accounts receivable balance of $3.9 million offset by a decrease in the accounts payable balance of $1.3 million during the 2001 first quarter.

     Our investing activities provided cash of $2.2 million in the first quarter of 2001, compared to $11.9 million in cash provided by investing activities during the first quarter of 2000. Cash provided by investing activities was primarily related to the sale of marketable securities to fund our business operations. Expenditures for property and equipment were approximately
$300,000 for the first quarter of 2001 compared to approximately $500,000 in the first quarter of 2000. We have historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $1.2 million in 2001 for capital equipment, including expenditures for the upgrading of certain manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with certain regulatory requirements.

     Our financing activities provided $4.8 million in the first quarter of 2001 compared to $5,000 used in the first quarter of 2000. This 2001 cash was provided by our sale of 4,573,000 shares of our common stock in a private placement in February 2001 with net proceeds to us of approximately $5.3 million.

     Our primary short-term needs for capital, which are subject to change, are for our continuing research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to our manufacturing operations.
Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to our business and the results of competition.

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

     We have incurred net losses since our inception in 1988 and, as of March 31, 2001, we had an accumulated deficit of $179.0 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     We currently derive a substantial portion of our revenues from sales by our subsidiary Diamond, which manufactures various of our products and products for other companies in the animal health industry. Revenues from one Diamond customer, AgriLabs, comprised approximately 10% of our total revenues for the three months ended March 31, 2001 and 2000, respectively. If we are not successful in maintaining our relationships with our customers and obtaining new customers, our business and results of operations will suffer.

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

     We license technology from a number of third parties. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. It is our policy that when we receive such notices, we conduct investigations of the claims they assert. With respect to the notices we have received to date, we believe, after due investigation, that we have meritorious defenses to the infringement claims asserted. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

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

    *     If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use.  This would require new testing and compliance inspections.  Any new manufacturer would have to be educated in, or develop substantially equivalen processes necessary for the production of our products;

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. In April 2001, we entered into a series of forward contracts for the purchase of Japanese yen to be used for the purchase of inventory. We have adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Interest Rate Risk

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At March 31, 2001, approximately $2.8 million was outstanding on these borrowings with a weighted average interest rate of 9.25%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed 1% increase in interest rates. If market rates increase by 1% during the three months ended June 30, 2001, we would experience an increase in interest expense of approximately $7,000 based on the outstanding borrowing balances at March 31, 2001.

Foreign Currency Risk

      At March 31, 2001, we had wholly-owned subsidiaries located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange rate risk sensitivity analysis on an assumed 1% change in foreign currency exchange rates. If the foreign currency exchange rates change by 1% during the three months ended June 30, 2001, we would experience an increase/decrease in our foreign currency gain/loss of approximately $70,000 based on the investment in foreign subsidiaries as of and for the three months ended March 31, 2001.


PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 6, 2001, we issued 4,573,000 shares of common stock for an aggregate purchase price of approximately $5.7 million to a group of institutional investors, including our existing stockholders. The issuance of shares described above was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 ("the Act"), as amended. We made no public solicitation in connection with the issuance of the above mentioned securities. We relied on representation from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

     In February 2001, we issued 4,681 shares of common stock to a consultant in consideration of services rendered in accordance with the terms of his consulting agreement. We relied upon the exemption provided by Section 4(2) of the Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (A)  Exhibits

          See Exhibit Index on page 24.

     (b)  Reports on Form 8-K

          On February 7, 2001, we filed a report on Form 8-K in connection with the sale of 4,573,000 shares of our common stock through a private placement.


                                  EXHIBIT INDEX


 Exhibit
  Number                     Description of Document
 -------                     -----------------------
 10.39(a)        First Amendment To Second Amended and Restated Credit and
----------       Security Agreement




                                HESKA CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HESKA CORPORATION





Date:  May 10,2001     By    /s/ Ronald L. Hendrick
                             ----------------------
                             RONALD L. HENDRICK
                             Executive Vice President and Chief Financial Officer
                             (on behalf of the Registrant and as the Registrant's
                             Principal Financial and Accounting Officer)
