Form 10-Q
period 2001-06-30
HESKA CORP
filed 2001-08-14
CIK 1038133

========================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from  __________  to ____________


                        Commission file number 000-22427

                                HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                             77-0192527
            --------------------                  --------------------
              [State or other                       [I.R.S. Employer
              jurisdiction of                     Identification No.]
               incorporation
              or organization]

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

                        [ X ]  Yes            [    ]  No

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                         August 10, 2001 was 38,837,301

      ====================================================================
                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS





                                                                          PAGE
                                                                          ----

                            PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets (Unaudited) as of
            June 30, 2001 and December 31, 2000                             3

          Consolidated Statements of Operations
            (Unaudited) for the three and six months ended
            June 30, 2001 and 2000                                          4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited)for the six months ended
            June 30, 2001 and 2000                                          5

          Notes to Consolidated Financial Statements (Unaudited)            6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14


Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk                                                           27

                             PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings                                          Not Applicable


Item 2.   Changes in Securities and Use of Proceeds                        28


Item 3.   Defaults Upon Senior Securities                            Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders              28


Item 5.   Other Information                                          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K                                 28


Exhibit Index                                                              28


Signatures                                                                 29



                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                  ASSETS
                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2001                 2000
                                                                               --------------       ---------------

Current assets:
    Cash and cash equivalents                                                  $        4,602        $        3,176
    Marketable securities                                                                   -                 2,482
    Accounts receivable, net of allowance of $284 and $431, respectively                7,248                 8,433
    Inventories, net of reserve of $354 and $606, respectively                          9,582                 8,716
    Other current assets                                                                  330                   742
                                                                               --------------        --------------
       Total current assets                                                            21,762                23,549
Property and equipment, net of accumulated depreciation of $15,297 and
  $13,645, respectively                                                                11,383                12,901
Intangible assets, net of accumulated amortization of $1,208 and
   $1,041, respectively                                                                 1,483                 1,457
Restricted marketable securities and other assets                                       1,036                 1,253
                                                                               --------------        --------------
       Total assets                                                            $       35,664        $       39,160
                                                                               ==============        ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $         3,698        $        3,370
    Accrued liabilities                                                                 2,919                 4,258
    Deferred revenue                                                                      467                   467
    Line of credit                                                                      2,658                   912
    Current portion of capital lease obligations                                          398                   584
    Current portion of long-term debt                                                     953                   650
                                                                              ---------------        --------------
        Total current liabilities                                                      11,093                10,241
Capital lease obligations, net of current portion                                          83                   138
Long-term debt, net of current portion                                                  2,434                 2,670
Other long-term liabilities                                                               922                 1,011
                                                                              ---------------        --------------
        Total liabilities                                                              14,532                14,060
                                                                              ---------------        --------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 25,000,000 shares authorized;
      none outstanding                                                                      -                     -
    Common stock, $.001 par value, 75,000,000 shares authorized; 38,837,301
      and 34,072,640 shares issued and outstanding, respectively                           39                    34
    Additional paid-in capital                                                        205,219               199,789
    Accumulated other comprehensive loss                                                 (418)                 (251)
    Accumulated deficit                                                              (183,708)             (174,472)
                                                                              ---------------        --------------
      Total stockholders' equity                                                       21,132                25,100
                                                                              ---------------        --------------
      Total liabilities and stockholders' equity                              $        35,664        $       39,160
                                                                              ===============        ==============




           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                               ------------------------------    -------------------------------
                                                                   2001              2000            2001               2000
                                                               ------------      ------------    ------------       ------------

Revenues:
   Products, net                                               $   10,700        $   13,714      $    21,014        $   26,137
   Research, development and other                                    238               529              850             2,469
                                                               ----------         ---------      -----------        ----------
     Total revenues                                                10,938            14,243           21,864            28,606

Cost of products sold                                               6,990             9,464           13,204            17,886
                                                               ----------        ----------      -----------        ----------
                                                                    3,948             4,779            8,660            10,720
                                                               ----------        ----------      -----------        ----------
Operating expenses:
   Selling and marketing                                            3,584             3,923            7,142             8,211
   Research and development                                         3,118             3,798            6,573             7,801
   General and administrative                                       1,794             2,511            3,890             5,329
   Amortization of intangible assets and deferred compensation         65               222              133               416
   Gain on sale of assets                                               -              (151)               -              (151)
   Restructuring expense                                                -                 -                -               435
                                                               ----------        ----------      -----------        ----------
     Total operating expenses                                       8,561            10,303           17,738            22,041
                                                               ----------        ----------      -----------        ----------
Loss from operations                                               (4,613)           (5,524)          (9,078)          (11,321)
Other (expense), net                                                  (51)             (179)            (158)             (311)
                                                               ----------        ----------      -----------        ----------
Net loss                                                       $   (4,664)       $   (5,703)     $    (9,236)       $  (11,632)
                                                               ==========        ==========      ===========        ==========
Basic and diluted net loss per share                           $    (0.12)       $    (0.17)     $     (0.24)       $    (0.35)
                                                               ==========        ==========      ===========        ==========
Shares used to compute basic and diluted net loss per share        38,673            33,729           37,855            33,665
                                                               ==========        ==========      ===========        ==========







           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                         ---------------------------------------
                                                                             2001                      2000
                                                                         ------------              -------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net cash used in operating activities                                 $   (7,547)               $    (11,729)
                                                                         ----------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                                2,500                      15,546
   Proceeds from sale of subsidiary                                               -                       6,000
   Proceeds from disposition of property and equipment                           67                         179
   Purchase of property and equipment                                          (440)                       (739)
                                                                         ----------                ------------
     Net cash provided by investing activities                                2,127                      20,986
                                                                         ----------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     5,435                         397
   Proceeds from borrowings                                                   2,658                         626
   Repayments of debt and capital lease obligations                          (1,091)                     (5,802)
                                                                         ----------                ------------
     Net cash provided by (used in) financing activities                      7,002                      (4,779)
                                                                         ----------                ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (156)                       (327)
                                                                         ----------                ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         1,426                       4,151
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,176                       1,499
                                                                         ----------                ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    4,602                $      5,650
                                                                         ==========                ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                   $      271                $        771
                                                                         ==========                ============






           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products. In addition to manufacturing some of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), manufactures food animal vaccine and pharmaceutical products that are marketed and distributed by third parties. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and through its subsidiary, CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation.

     From the Company's inception in 1988 until early 1996, the Company's operations related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenues from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded (1) in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and (2) internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and CMG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the respective acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

     In 1998 the Company acquired Heska Waukesha (formerly Sensor Devices, Inc.), a manufacturer and marketer of patient monitoring devices used in both animal health and human applications. The financial results of Heska Waukesha have been consolidated with those of the Company under the pooling-of-interests accounting method for all periods presented.

     During 1999 and 2000, the Company restructured and refocused its business. The operations of Heska Waukesha were combined with existing operations in Fort Collins, Colorado and Des Moines, Iowa during the fourth quarter of 1999. The Heska Waukesha facility was closed in December 1999. In the first quarter of 2000, the Company sold Heska UK. The Company recorded a loss on disposition of approximately $1.0 million during 1999 for this sale. In June 2000, the Company sold Center. The Company recognized a gain on the sale of approximately $151,000.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 2001 have totaled $183.7 million.

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

     The Company's primary sources of liquidity at June 30, 2001 were the $4.6 million in cash and cash equivalents and the asset-based revolving line of credit. At June 30, 2001, the available borrowing capacity under the line of credit was approximately $2.5 million. The Company believes that its available cash and cash equivalents, together with cash from operations, available borrowings and borrowings expected to be available under its revolving line of credit facility will be sufficient to satisfy projected cash requirements through the end of 2001. Thereafter, the Company believes that it will need to raise additional capital to continue its business operations. If necessary, the Company expects to raise these additional funds through one or more of the following: (1) sale of additional securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management will need to take actions to conserve its cash balances, including reducing capital expenditures, reducing operating expenses, eliminating personnel and curtailing certain operations, all of which would likely have a material adverse affect on the Company's business, financial condition and results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

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

Cash and Cash Equivalents

     The Company had $4.6 million of cash and cash equivalents as of June 30, 2001. Included in these amounts were Japanese yen with a value in U.S. dollars of approximately $290,000 which were held in an interest-bearing multi-currency account of a non-U.S. bank. The Company values its Japanese yen at the spot market rate as of the balance sheet date. These yen resulted from settlement of forward contracts entered into for purchases of inventory during the three months ended June 30, 2001 (See Note 8). Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $1,000 during the three months ended June 30, 2001. The Company had no Japanese yen at December 31, 2000.

Inventories, net

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories consist of the following (in thousands):


                                     JUNE 30,        DECEMBER 31,
                                       2001              2000
                                   ------------      ------------

 Raw materials                      $    2,607        $   2,596
 Work in process                         3,742            2,904
 Finished goods                          3,587            3,822
 Less reserves for losses                 (354)            (606)
                                    ----------        ---------
                                    $    9,582        $   8,716
                                    ==========        =========


Derivative Financial Instruments

     The Company utilizes derivative financial instruments to reduce financial market risks. These instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging
Activities," as amended by SFAS No. 138. This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions. The criteria the Company uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.
Gains and losses on currency forward contracts, and options that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts, options and swaps that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in each period until the instrument matures, is terminated or is sold.

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

Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 2000 and June 30, 2001, outstanding options to purchase 3,964,668 and 4,996,824 shares, respectively, of the Company's common stock and warrants to purchase 1,165,592 shares of the Company's common stock as of each date, have been excluded from diluted net loss per share because they would be anti-dilutive.

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

Reclassifications

     Certain prior period results have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

3.   RESTRUCTURING EXPENSES

     During the first quarter of fiscal 2000, the Company initiated a cost reduction and restructuring plan at its Diamond subsidiary. The restructuring resulted from the rationalization of Diamond's business including a reduction in the size of its workforce and the Company's decision to vacate a leased warehouse and distribution facility no longer needed after the Company's decision to discontinue contract manufacturing of various low margin human healthcare products. The charge to operations of approximately $435,000 related primarily to personnel severance costs for 12 individuals and the costs associated with closing the leased facility, terminating the lease and abandoning certain leasehold improvements. The facility was closed in April 2000.

     As of June 30, 2001, the Company had approximately $193,000 in accrued liabilities for a leased facility closed at the end of fiscal 1999.

4.   MAJOR CUSTOMERS

     One customer in 2001 and two customers in 2000 accounted for approximately 11% and 24% of total revenue during the three months ended June 30, 2001 and 2000, respectively. These same customers accounted for 11% and 23% of total revenue for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, no single customer accounted for more than 10% of accounts receivable. These customers purchased vaccines from Diamond.

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

                                       COMPANION          FOOD
                                         ANIMAL          ANIMAL         ALLERGY
                                         HEALTH          HEALTH        TREATMENT          OTHER           TOTAL
                                      ------------    ------------    ------------    ------------    ------------
 THREE MONTHS ENDED JUNE 30, 2001:
   Revenues                           $   8,351       $   3,193       $      -        $     (606)     $    10,938
   Operating income (loss)               (4,710)             97              -                 -           (4,613)
   Total assets                          49,106          18,091              -           (31,533)          35,664
   Capital expenditures                     101              39              -                 -              140
   Depreciation and amortization            564             365              -                 -              929

 THREE MONTHS ENDED JUNE 30, 2000:
   Revenues                           $   7,979       $   5,454       $  1,597        $     (787)     $    14,243
   Operating income (loss)               (6,023)            570            (71)                -           (5,524)
   Total assets                          62,961          21,981              -           (30,931)          54,011
   Capital expenditures                      83             122              -                 -              205
   Depreciation and amortization            557             150            102                 -              809


                                       COMPANION          FOOD
                                         ANIMAL          ANIMAL         ALLERGY
                                         HEALTH          HEALTH        TREATMENT          OTHER           TOTAL
                                      ------------    ------------    ------------    ------------    ------------
 SIX MONTHS ENDED JUNE 30, 2001:
   Revenues                           $   16,463      $   6,555       $      -        $   (1,154)     $    21,864
   Operating income (loss)                (9,266)           188              -                 -           (9,078)
   Total assets                           49,106         18,091              -           (31,533)          35,664
   Capital expenditures                      204            236              -                 -              440
   Depreciation and amortization           1,128            763              -                 -            1,891

 SIX MONTHS ENDED JUNE 30, 2000:
   Revenues                           $   17,151      $   9,575       $  3,353        $   (1,473)     $    28,606
   Operating income (loss)               (11,457)           595            (24)             (435)(a)      (11,321)
   Total assets                           62,961         21,981              -                 -           54,011
   Capital expenditures                      530            209              -                 -              739
   Depreciation and amortization           1,130            774            212                 -            2,116

     _____________
      (a)  Includes restructuring expenses of $435,000 (See Note 3).


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

     During the three and six months ended June 30, 2001 and 2000, European subsidiaries purchased products from the Company's North American facilities for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to earn profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.


                                       NORTH AMERICA           EUROPE              OTHER                TOTAL
                                      --------------       --------------      --------------      --------------
THREE MONTHS ENDED JUNE 30, 2001:
  Revenues                            $      11,090        $      455          $     (607)         $    10,938
  Operating income (loss)                    (4,471)             (142)                  -               (4,613)
  Total assets                               65,152             2,045             (31,533)              35,664
  Capital expenditures                          140                 -                   -                  140
  Depreciation and amortization                 913                16                   -                  929

THREE MONTHS ENDED JUNE 30, 2000:
  Revenues                            $      14,383        $      647          $     (787)         $    14,243
  Operating income (loss)                    (5,364)             (160)                  -               (5,524)
  Total assets                               81,923             3,020             (30,932)              54,011
  Capital expenditures                          194                11                   -                  205
  Depreciation and amortization                 778                31                   -                  809


                                       NORTH AMERICA           EUROPE              OTHER                TOTAL
                                      --------------       --------------     --------------       --------------
SIX MONTHS ENDED JUNE 30, 2001:
  Revenues                            $      21,974        $    1,045         $    (1,155)         $    21,864
  Operating income (loss)                    (8,870)             (208)                  -               (9,078)
  Total assets                               65,152             2,045             (31,533)              35,664
  Capital expenditures                          440                 -                   -                  440
  Depreciation and amortization               1,868                23                   -                1,891

SIX MONTHS ENDED JUNE 30, 2000:
  Revenues                            $      28,592        $    1,487         $    (1,473)         $    28,606
  Operating income (loss)                   (10,447)             (439)               (435)(a)          (11,321)
  Total assets                               81,923             3,020             (30,932)              54,011
  Capital expenditures                          685                54                   -                  739
  Depreciation and amortization               2,068                48                   -                2,116

     _____________
      (a)  Includes restructuring expenses of $435,000 (See Note 3).


6.   SALE OF COMMON STOCK

     In February 2001, the Company sold 4,573,000 shares of common stock through a private placement with net proceeds of approximately $5.3 million, and filed a registration statement covering resales of these shares. The Company intends to keep the registration statement effective until April 5, 2003, or such earlier date of the disposition of these shares, subject to the Company's right to suspend the use of the registration statement.

7.   CREDIT FACILITY

     In March 2001, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $3.0 million during 2001. As of June 30, 2001, the Company's remaining available borrowing capacity was approximately $2.5 million. The Company had approximately $2.7 million outstanding on its revolving line of credit at June 30, 2001. During the three months ended June 30, 2001, the Company borrowed $1.7 million against this facility.

8.   HEDGING ACTIVITIES

     In April 2001, the Company entered into a series of forward contracts to purchase Japanese yen at various dates throughout the remainder of the year. The yen will be used to purchase inventory from a Japanese manufacturer throughout fiscal 2001. These derivative instruments have been designated and qualify as cash flow hedging instruments under the definition provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The forward contracts were entered into with settlement dates, and for amounts, that approximately correspond with the Company's projected needs to purchase inventory with the hedged currency. All of these forward contracts will be settled and the associated inventory purchased by December 31, 2001. These derivative instruments were consistent with the Company's risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for known future transactions. These instruments have been determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of approximately $69,000 has been recorded in Other Comprehensive Income during the three months ended
June 30 2001 (See Note 9). These unrealized gains or losses will be reclassified to cost of products sold and recognized as the purchased inventory is sold to customers. The Company has recognized a loss of approximately $1,000 in cost of products sold during the three months ended June 30, 2001.

9.   COMPREHENSIVE INCOME

     Comprehensive income includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities and unrealized gains and losses on derivative instruments. During the six months ended June 30, 2001, the Company realized a loss of approximately $22,000 on the sale of marketable securities. Total comprehensive income and the components of comprehensive income follow (in thousands):

                                                                         Three Months Ended
                                                                              June 30,
                                                               ---------------------------------------

                                                                     2001                   2000
                                                               ----------------       ----------------
     Net loss per Consolidated Statements of Operations        $      (4,664)         $      (5,703)
     Foreign currency translation adjustments                             14                   (124)
     Changes in unrealized gains (losses) on forward
       contracts, net of realized gains (losses)                         (68)                     -
     Changes in unrealized loss on marketable securities                   -                    (47)
                                                               -------------          -------------
     Comprehensive loss                                        $      (4,718)         $      (5,874)
                                                               =============          =============


                                                                         Six Months Ended
                                                                             June 30,
                                                               ---------------------------------------
                                                                     2001                   2000
                                                               ----------------       ----------------

     Net loss per Consolidated Statements of Operations        $      (9,236)         $     (11,632)
     Foreign currency translation adjustments                           (143)                   (97)
     Changes in unrealized gains (losses) on forward
       contracts, net of realized gains (losses)                         (68)                     -
     Changes in unrealized loss on marketable securities                  44                      4
                                                               -------------          -------------
     Comprehensive loss                                        $      (9,403)         $     (11,725)
                                                               ==============         =============


     Accumulated gains and losses from derivative contracts is as follows:



                                                                       2001
                                                                    ----------
     Accumulated derivative gains (losses), December 31, 2000       $       -
     Unrealized losses on forward contracts                               (69)
     Realized losses on forward contracts reclassified to
       current earnings                                                     1
                                                                    ---------
     Accumulated derivative gains (losses), June 30, 2001           $     (68)
                                                                    =========


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

OVERVIEW

     We discover, develop, manufacture and market companion animal health products. We have a sophisticated scientific effort devoted to applying biotechnology to create a broad range of pharmaceutical, vaccine and diagnostic products for the companion animal health market. In addition to our pharmaceutical, vaccine and diagnostic products, we also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services in the United States and Europe to veterinarians. Our primary manufacturing subsidiary, Diamond Animal Health, Inc., or Diamond, manufactures some of our companion animal products and food animal vaccine and pharmaceutical products, which are marketed and distributed by third parties.

     From our inception in 1988 until early 1996, our operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, we had not received any revenues from the sale of products. During 1996, we grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. We accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, hiring key employees and support staff, establishing marketing and sales operations to support our products introduced in 1996, and designing and implementing more sophisticated operating and information systems. We also expanded the scope and level of our scientific and business development activities, increasing the opportunities for new products. In 1997, we introduced 13 additional products and expanded in the United States through the acquisition of Center, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in New York, and internationally through the acquisitions of Heska UK, a veterinary diagnostic laboratory in England, and CMG in Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of our acquisitions during this period was accounted for under the purchase method of accounting and accordingly, our financial statements reflect the operations of these businesses only for the periods subsequent to the acquisitions. In July 1997, we established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing our European operations.

     In 1998 we acquired a manufacturer and marketer of patient monitoring devices. The financial results of this entity have been consolidated with ours under the pooling-of-interests accounting method for all periods presented. These operations were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999, and our facility in Waukesha, Wisconsin was closed.

     We sold our subsidiary in the United Kingdom, Heska UK, in the first quarter of 2000. In June 2000, we completed the sale of Center.

     We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from inception in 1988 through June 30, 2001 have totaled $183.7 million.

     Our ability to achieve profitable operations will depend primarily upon our ability to successfully market our existing products, commercialize products that are currently under development and develop new products. Most of our products are subject to long development and regulatory approval cycles, and we may not successfully develop, manufacture or market these products. We also may not attain profitability or, if achieved, may not remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we may continue to finance operations with additional equity and debt financing. Such financing may not be available when required or may not be obtained under favorable terms. See the discussions later in this section titled "Liquidity and Capital Resources" and "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

     Total revenues, which include product, research and development and other revenues, decreased 23% to $10.9 million in the second quarter of 2001 compared to $14.2 million for the second quarter of 2000. Product revenues decreased 22% to $10.7 million in the second quarter of 2001 compared to $13.7 million for the same period in 2000. The total reported revenue for second quarter 2000 included approximately $1.4 million from businesses sold in fiscal 2000.

     Product revenue from our continuing core business (excluding sold businesses and discontinued product lines) declined by 13% in the second quarter of 2001 compared to the same quarter of the prior year. Gross profit margins on products sold improved 3.7 percentage points over the second quarter of the prior year, as the sales mix contained a larger percentage of high margin Heska proprietary products. In addition, total operating expenses for the 2001 second quarter declined by more than $1.7 million from second quarter 2000 levels. Our net loss was reduced by over $1.0 million, or 18%, for the second quarter of 2001 as compared to the same quarter in 2000.

     Total reported product revenues are derived from the three components of our continuing core business, plus revenues from sold businesses and discontinued products. These revenue components are as follows:

          PHARMACEUTICALS, VACCINES AND DIAGNOSTIC PRODUCTS (PVD). This group of products includes our heartworm diagnostic products, equine influenza vaccine, allergy products, feline vaccines and other such products for the companion animal health market. During the second quarter of 2001, PVD product revenue increased approximately 19% over the comparable quarter of 2000, to $4.4 million. Our heartworm diagnostic line sales grew by approximately 25% and our equine influenza vaccine sales grew by over 70% over the comparable quarter of 2000.

          VETERINARY MEDICAL INSTRUMENTATION PRODUCTS. This group of products includes all of our veterinary medical instrumentation, as well as the reagents, consumables, parts and accessories for these instruments, which are for the companion animal health market. During the second quarter of 2001, medical instrumentation product revenue increased by approximately 5% from the comparable quarter of 2000, to $3.7 million.

          DIAMOND ANIMAL HEALTH PRODUCTS. This group of products is comprised principally of vaccines and other biological products for cattle and other non-companion animals. In addition, Diamond also manufactures some of our PVD products and serves as our primary product distribution center. During the second quarter of 2001, Diamond's product revenue declined by approximately 50% from the comparable quarter of 2000, to $2.5 million. The decline in second quarter revenue at Diamond was principally due to cancelled and delayed orders from customers.

          SOLD BUSINESSES AND DISCONTINUED PRODUCts. During 2000, we engaged in a number of activities to restructure our business, including the sale of Heska UK, effective January 31, 2000 and the sale of Center Laboratories, effective June 23, 2000. Our total reported product revenue in 2000 includes the revenue from these sold businesses prior to the dates of sale. The revenue attributable to these sold businesses in the second quarter of 2000 was approximately $1.4 million.

     Cost of products sold totaled $7.0 million in the second quarter of 2001 compared to $9.5 million in the second quarter of 2000. Gross profit as a percentage of product sales increased to 34.7% in the second quarter of 2001 compared to 31.0% in the same quarter last year. The improvement in gross profit as a percentage of product sales in the second quarter of 2001 compared to 2000 reflects the increase in sales of our proprietary PVD products. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products.

     Selling and marketing expenses decreased to $3.6 million in the second quarter of 2001 from $3.9 million in the second quarter of 2000. This decrease due primarily to the sale of Center Laboratories in 2000. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     Research and development expenses decreased to $3.1 million in the second quarter of 2001 from $3.9 million in the second quarter of 2000. Fluctuations in research and development expenses are generally the result of the number of research projects in progress. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     General and administrative expenses decreased to $1.8 million in the second quarter of 2001 from $2.5 million in the second quarter of 2000. This decrease is due to tighter expense control at all locations and the sale of Center Laboratories in 2000. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     For the quarter ended June 30, 2001, our net loss declined to $4.7 million from $5.7 million in the second quarter of the prior year. This represents an 18% improvement over results reported in the prior year. The net loss per common share in the second quarter of 2001 was $0.12, compared with a net loss per common share of $0.17 in the second quarter of the prior year.

Six Months Ended June 30, 2001 and 2000

     Total revenues, which include product, research and development and other revenues, decreased 24% to $21.9 million in the first half of 2001 compared to $28.6 million for the same period of 2000. Product revenues decreased 20% to $21.0 this period in 2001 compared to $26.1 million in 2000. The total reported revenue for 2000 included approximately $3.2 million from businesses sold in fiscal 2000 and approximately $1.3 million attributable to the sale of worldwide rights to our PERIOceutic Gel product.

     Product revenue from our continuing core business (excluding sold businesses and discontinued product lines) declined by 8% in the first six months of 2001 compared to the same period of the prior year. Gross profit margins on products sold improved by 5.6 percentage points over the first half of the prior year, as the sales mix contained a larger percentage of high margin Heska proprietary products. In addition, total operating expenses declined by over $4.3 million from 2000 levels. Our net loss was reduced by $2.4 million for the first six months of 2001 as compared to the same period in 2000.

     Total reported product revenues are derived from the three components of our continuing core business, plus revenues from sold businesses and discontinued products. These revenue components are as follows:

          PHARMACEUTICALS, VACCINES AND DIAGNOSTIC PRODUCTS (PVD). This group of products includes our heartworm diagnostic products, equine influenza vaccine, allergy products, feline vaccines and other such products for the companion animal health market. During the first six months of 2001, PVD product revenue increased approximately 19% over the comparable period of 2000, to $8.4 million. This increase was due primarily to an increase in heartworm diagnostic product line sales of 18% and an increase in equine influenza vaccine sales of over 70% year-to-date.

          VETERINARY MEDICAL INSTRUMENTATION PRODUCTS. This group of products includes all of our veterinary medical instrumentation, as well as the reagents, consumables, parts and accessories for these instruments, which are for the companion animal health market. During the first half of 2001, medical instrumentation product revenue increased by approximately 1% from the comparable period of 2000, to $7.3 million.

          DIAMOND ANIMAL HEALTH PRODUCTS. Revenue reported from this group of products is comprised principally of vaccines and other biological products for cattle and other non-companion animals. In addition, Diamond also manufactures some of our PVD products and serves as our primary product distribution center. During the first half of 2001, Diamond's product revenue declined by approximately 39% from the comparable period of 2000, to $5.3 million. The decline in revenue at Diamond was principally due to cancelled and delayed orders from customers.

          SOLD BUSINESSES AND DISCONTINUED PRODUCts. During 2000, we engaged in a number of activities to restructure our business, including the sale of Heska UK, effective January 31, 2000 and the sale of Center Laboratories, effective June 23, 2000. Our total reported product revenue in 2000 includes the revenue from these sold businesses prior to the dates of sale. The revenue attributable to these sold businesses in the first six months of 2000 was approximately $3.2 million.

     Cost of products sold totaled $13.2 million in the first six months of 2001 compared to $17.9 million in the same period of 2000. Gross profit as a percentage of product sales increased to 37.2% in the first half of 2001 compared to 31.6% in the same quarter last year. The improvement in gross profit as a percentage of product sales in 2001 compared to 2000 reflects the increase in sales of our proprietary PVD products. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products.

     Selling and marketing expenses decreased to $7.1 million in the first six months of 2001 from $8.2 million in the same period of 2000. This decrease reflects primarily the costs associated with the introduction and marketing of new products in the first half of 2000, as well as the sale of Center Laboratories and Heska UK in 2000. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     Research and development expenses decreased to $6.6 million in the first half of 2001 from $7.8 million in the same period of 2000. Fluctuations in research and development expenses are generally the result of the number of research projects in progress. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     General and administrative expenses decreased to $3.9 million in the first half of 2001 from $5.3 million in the same period of 2000. This decrease is due to tighter expense control at all locations and the sale of Center Laboratories and Heska UK in 2000. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

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

     For the six months ended June 30, 2001, our net loss declined to $9.2 million from $11.6 million in the same period of the prior year. This represents a 21% improvement over results reported in the prior year. The net loss per common share in the first half of 2001 was $0.24, compared with a net loss per common share of $0.35 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity at June 30, 2001 was our $4.6 million in cash and cash equivalents and, our asset-based revolving line of credit. Our credit facility requires us to maintain various financial covenants including monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. In February 2001, we sold 4,573,000 shares of our common stock through a private placement offering and received net proceeds of $5.3 million. In March 2001, we negotiated new covenants under this line of credit. At June 30, 2001, our additional available borrowing capacity was approximately $2.5 million.

     Cash used in operating activities was $7.5 million in the first six months of 2001, compared to $11.7 million in the same period of 2000. The decrease in cash used in operating activities is attributable primarily to the decrease of $2.4 million in our net loss for the first six months of 2001 compared to the prior year, and a net increase in the prior year's accounts receivable balance of $2.0 million versus 2001.

     Our investing activities provided cash of $2.1 million in the first half of 2001, compared to $21.0 million during the same period of 2000. Cash provided by investing activities was primarily related to the sale of marketable securities to fund our business operations. Expenditures for property and equipment were approximately $440,000 for the first six months of 2001 compared to approximately $739,000 in the first six months of 2000. We have historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $1.1 million in 2001 for capital equipment, including expenditures for the upgrading of manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with regulatory requirements.

     Our financing activities provided $7.0 million in the first half of 2001 compared to $4.8 million used in the first half of 2000. This 2001 cash was provided principally by our sale of 4,573,000 shares of our common stock in a private placement in February 2001 with net proceeds to us of approximately $5.3 million and net borrowings from our revolving credit facility of $1.7 million.

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

     Our primary sources of liquidity at June 30, 2001 were the $4.6 million in cash and cash equivalents and the asset-based revolving line of credit. At June 30, 2001, the available borrowing capacity under the line of credit was approximately $2.5 million. We believe available cash and cash equivalents, together with cash from operations, available borrowings and borrowings expected to be available under our revolving line of credit facility will be sufficient to satisfy projected cash requirements through the end of 2001. Thereafter, we believe we will need to raise additional capital to continue its business operations. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of additional securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management will need to take actions to conserve its cash balances, including reducing capital expenditures, reducing operating expenses, eliminating personnel and curtailing certain operations, all of which would likely have a material adverse affect on our business, financial condition and results of operations.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 2000, we had a net operating loss carryforward, or NOL, of approximately $154.6 million and approximately $3.1 million of research and development tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire on various dates from 2003 to 2020. Our acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the amount of NOL's incurred prior to the merger that we may utilize to offset future taxable income. Approximately $4.7 million of NOLs per year will be available to offset future taxable income for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of research and development tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our total NOL carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and
SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses and may never achieve profitability.

      We have incurred net losses since our inception in 1988 and, as of June 30, 2001, we had an accumulated deficit of $183.7 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital in the future.

     We have incurred negative cash flow from operations since inception in 1988. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. Moreover, based on our current projections, we will likely need to raise additional capital in the future. We expect to raise this additional capital through one or more of the following:


        *      sale of additional securities
        *      sale of various assets;
        *      licensing of technology; and
        *      sale of various products or marketing rights.


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

     We currently derive a substantial portion of our revenues from sales by our subsidiary Diamond, which manufactures various of our products and products for other companies in the animal health industry. Revenues from one Diamond customer in 2001, AgriLabs, and two Diamond customers in 2000, AgriLabs and Alpharma, comprised approximately 11% and 24% of our total revenues for the three months ended June 30, 2001 and 2000, respectively, and 11% and 23% of our total revenues for the six months ended June 30, 2001 and 2000, respectively.
If we are not successful in maintaining our relationships with our customers and obtaining new customers, our business and results of operations will suffer.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

     We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as American Home Products, Bayer, IDEXX Laboratories, Inc., Intervet International B.V., Merial Ltd., Novartis, Pfizer Inc., Pharmacia Animal Health and Schering Plough Corporation, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than us. In addition, IDEXX, which has products that compete with our heartworm diagnostic products, prohibits its distributors from selling competitors' products, including ours. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve profitability will be limited.

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

Interest Rate Risk

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At June 30, 2001, approximately $5.3 million was outstanding on these borrowings with a weighted average interest rate of 8.13%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed 1% increase in interest rates. If market rates increase by 1% during the three months ended September 30, 2001, we would experience an increase in interest expense of approximately $13,000 based on the outstanding borrowing balances at June 30, 2001.

Foreign Currency Risk

      At June 30, 2001, we had wholly-owned subsidiaries located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange rate risk sensitivity analysis on an assumed 1% change in foreign currency exchange rates. If the foreign currency exchange rates change by 1% during the three months ended September 30, 2001, we would experience an increase/decrease in our foreign currency gain/loss of approximately $100,000 based on the investment in foreign subsidiaries as of and for the three months ended June 30, 2001.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2001, we issued 12,644 shares of common stock to a consultant in consideration of services rendered in accordance with the terms of his consulting agreement. We relied upon the exemption provided by Section 4(2) of the Act.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual meeting of stockholders (the "2001 Annual Meeting") was held on May 17, 2001 in Fort Collins, Colorado. Two proposals, as described in the Company's Proxy Statement dated April 4, 2001, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

     1.   Election of Directors:

          Nominee               Number of Shares
          ----------------      ------------------------

          Edith W. Martin       For           33,781,637
                                Withheld      194,231



     2. To approve an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares automatically granted to outside directors.

             For           Against        Abstain
          ----------     ----------      ----------
          23,123,180      10,817,144        35,544


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Exhibit Index on page 28.

     (b)  Reports on Form 8-K

          None

                                  EXHIBIT INDEX



 Exhibit
 Number                    Description of Document


  3(ii)       Bylaws of the Registrant
 10.21(a)     1997 Stock Incentive Plan, as amended and restated





                                HESKA CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HESKA CORPORATION



Date:  August 14, 2001   By     /s/ Ronald L. Hendrick
                                RONALD L. HENDRICK
                                Executive Vice President and Chief Financial
                                Officer (on behalf of the Registrant and as
                                the Registrant's Principal Financial and
                                Accounting Officer)


