Form 10-Q
period 2001-09-30
HESKA CORP
filed 2001-11-13
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from  __________  to ____________


                        Commission file number 000-22427

                                HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                                 77-0192527
      [State or other jurisdiction of              [I.R.S. Employer
       incorporation or organization]             Identification No.]

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

                        [ X ]  Yes            [    ]  No

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                         November 9, 2001 was 39,895,601




                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS




                                                                    PAGE
                                                                    ----

                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Balance Sheets (Unaudited) as of
             September 30, 2001 and December 31, 2000                 3

          Consolidated Statements of Operations (Unaudited)
             for the three and nine months ended
             September 30, 2001 and 2000                              4

          Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the nine months ended
             September 30, 2001 and 2000                              5

          Notes to Consolidated Financial Statements (Unaudited)      6


 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      15



 Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              28

                           PART II.  OTHER INFORMATION



 Item 1.  Legal Proceedings                                     Not Applicable


 Item 2.  Changes in Securities and Use of Proceeds                   29


 Item 3.  Defaults Upon Senior Securities                       Not Applicable


 Item 4.  Submission of Matters to a Vote of Security Holders   Not Applicable


 Item 5.  Other Information                                     Not Applicable


 Item 6.  Exhibits and Reports on Form 8-K                            29


Exhibit Index                                                         29


Signatures                                                            30



                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                  ASSETS
                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                     2001                 2000
                                                                               --------------       ---------------

Current assets:
    Cash and cash equivalents                                                  $        2,906        $        3,176
    Marketable securities                                                                   -                 2,482
    Accounts receivable, net of allowance of $279 and $431, respectively                8,597                 8,433
    Inventories, net of reserve of $578 and $606, respectively                          9,593                 8,716
    Other current assets                                                                1,440                   742
                                                                               --------------        --------------
       Total current assets                                                            22,536                23,549
Property and equipment, net of accumulated depreciation of $16,066 and
  $13,645, respectively                                                                10,594                12,901
Intangible assets, net of accumulated amortization of $1,296 and
  $1,041, respectively                                                                  1,482                 1,457
Restricted marketable securities and other assets                                         634                 1,253
                                                                               --------------        --------------
       Total assets                                                            $       35,246        $       39,160
                                                                               ==============        ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $        4,851        $        3,370
    Accrued liabilities                                                                 3,339                 4,258
    Deferred revenue and other                                                          1,261                   467
    Line of credit                                                                      4,345                   912
    Current portion of capital lease obligations                                          137                   584
    Current portion of long-term debt                                                     762                   650
                                                                               --------------        --------------
        Total current liabilities                                                      14,695                10,241
Capital lease obligations, net of current portion                                          69                   138
Long-term debt, net of current portion                                                  2,258                 2,670
Other long-term liabilities                                                               924                 1,011
                                                                               --------------        --------------
        Total liabilities                                                              17,946                14,060
                                                                               --------------        --------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 25,000,000 shares authorized;
      none outstanding                                                                      -                     -
    Common stock, $.001 par value, 75,000,000 shares authorized; 38,838,214
      and 34,072,640 shares issued and outstanding, respectively                           39                    34
    Additional paid-in capital                                                        205,228               199,789
    Accumulated other comprehensive loss                                                 (364)                 (251)
    Accumulated deficit                                                              (187,603)             (174,472)
                                                                               --------------        --------------
      Total stockholders' equity                                                       17,300                25,100
                                                                               --------------        --------------
      Total liabilities and stockholders' equity                               $       35,246        $       39,160
                                                                               ==============        ==============


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                            THREE MONTHS           NINE MONTHS
                                               ENDED                  ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                           -------------          -------------
                                          2001       2000        2001       2000
                                          ----       ----        ----       ----
Revenues:
   Products, net                          $ 11,035   $ 12,396    $ 32,048  $ 38,533
   Research, development and other             720        312       1,571     2,781
                                          --------   --------    --------  --------
       Total revenues                       11,755     12,708      33,619    41,314

Cost of products sold                        6,920      8,452      20,124    26,338
                                          --------   --------    --------  --------
                                             4,835      4,256      13,495    14,976
                                          --------   --------    --------  --------
Operating expenses:
   Selling and marketing                     3,349      3,275      10,491    11,486
   Research and development                  3,236      3,605       9,809    11,406
   General and administrative                1,883      1,888       5,773     7,217
   Amortization of intangible assets and
     deferred compensation                      67        207         200       623
   Gain on sale of assets                        -          -           -      (151)
   Restructuring expense                         -          -           -       435
                                          --------   --------    --------  --------
       Total operating expenses              8,535      8,975      26,273    31,016
                                          --------   --------    --------  --------
Loss from operations                        (3,700)    (4,719)    (12,778)  (16,040)
Other (expense), net                          (194)       (12)       (352)     (322)
                                          --------   --------    --------  --------
Net loss                                  $ (3,894)  $ (4,731)   $(13,130) $(16,362)
                                          ========   ========    ========  ========

Basic and diluted net loss per share      $  (0.10)  $  (0.14)   $  (0.34) $  (0.49)
                                          ========   ========    ========  ========

Shares used to compute basic and diluted
   net loss per share                       38,838     33,872      38,187    33,735
                                          ========   ========    ========  ========





           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      NINE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                   2001         2000
                                                                   ----         ----

CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net cash used in operating activities                       $ (10,300)   $ (14,244)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                     2,500       15,546
    Proceeds from sale of subsidiary                                    -        6,000
    Proceeds from disposition of property and equipment               317          406
    Purchase of property and equipment                               (790)        (889)
                                                                ---------    ---------
        Net cash provided by investing activities                   2,027       21,063
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          5,444          495
    Proceeds from borrowings                                        4,345          136
    Repayments of debt and capital lease obligations               (1,733)      (6,758)
                                                                ---------    ---------
        Net cash provided by (used in) financing activities         8,056       (6,127)
                                                                ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (53)        (148)
                                                                ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (270)         544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,176        1,499
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   2,906    $   2,043
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $     447    $   1,006
                                                                =========    =========












           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products. In addition to manufacturing some of Heska's companion animal health products, the Company's primary manufacturing subsidiary, Diamond Animal Health, Inc. ("Diamond"), manufactures food animal vaccines and pharmaceutical products that are marketed and distributed by third parties. The Company also offers diagnostic services to veterinarians at its Fort Collins, Colorado location and through its subsidiary, CMG-Heska Allergy Products S.A. ("CMG"), a Swiss corporation.

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

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 2001 have totaled $187.6 million.

     The Company's primary short-term needs for capital, which are subject to change, are for its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to our manufacturing operations. The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Most of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future. Until the Company attains positive cash flow, the Company will continue to finance operations with additional equity and debt financing. There can be no guarantee that such financing will be available when required or will be obtained under favorable terms.

     The Company's primary sources of liquidity at September 30, 2001 were the $2.9 million in cash and cash equivalents and the asset-based revolving line of credit. At September 30, 2001, the Company had borrowed $4.3 million under its revolving line of credit facility and had available additional borrowing capacity of approximately $2.5 million. The Company believes that its available cash and cash equivalents, together with cash from operations, available borrowings and borrowings expected to be available under its revolving line of credit facility will be sufficient to satisfy projected cash requirements through the end of 2001. The Company will need to raise additional capital to continue its business operations in 2002. The Company expects to raise these additional funds through one or more of the following:
(1) sale of additional equity or debt securities; (2) sale of various assets;
(3) licensing of technology; and (4) sale of various products or marketing rights. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management will need to take actions to conserve its cash balances, including reducing capital expenditures, reducing operating expenses, eliminating personnel and curtailing certain operations, all of which would likely have a material adverse affect on the Company's business, financial condition and results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the dates of their respective acquisitions when accounted for under the purchase method of accounting, and for all periods presented when accounted for under the pooling-of-interests method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Cash and Cash Equivalents

     The Company had $2.9 million of cash and cash equivalents as of September 30, 2001. Included in these amounts were Japanese yen with a value in U.S. dollars of approximately $504,000 which were held in an interest-bearing multi-currency account of a non-U.S. bank. The Company values its Japanese yen at the spot market rate as of the balance sheet date. These yen resulted from settlement of forward contracts entered into for purchases of inventory throughout fiscal 2001 (See Note 8). Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $6,000 during the three months ended September 30, 2001. The Company had no Japanese yen at December 31, 2000.

Inventories, net

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made for the difference between cost and fair market value.

Inventories consist of the following (in thousands):


                                          SEPTEMBER 30,     DECEMBER 31,
                                             2001              2000
                                          ------------      -----------

    Raw materials                         $   2,699         $   2,596
    Work in process                           3,529             2,904
    Finished goods                            3,943             3,822
    Less reserves for losses                   (578)             (606)
                                          ---------         ---------
                                          $   9,593         $   8,716
                                          =========         =========

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

     In addition to its direct sales force, the Company utilizes both distributors and a limited number of sales agency organizations to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory. Sales agents maintain inventories of goods on consignment from the Company and sell these goods on behalf of the Company to customers in the sales agents' territory. The Company recognizes revenue at the time goods are sold to the customers by the sales agents. Sales agents are paid a fee for their services, which include maintaining product inventories, sales activities, billing and collections. Fees earned by sales agents are netted against revenues generated by these entities.

Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding stock options and warrants determined using the treasury stock method. At December 31, 2000 and September 30, 2001, outstanding options to purchase 3,964,668 and 3,934,076 shares, respectively, of the Company's common stock and warrants to purchase 1,165,592 and zero shares of the Company's common stock as of each date, have been excluded from diluted net loss per share because they would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

     During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

     During August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments to be disposed of. This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

3.   MAJOR CUSTOMERS

     One customer in 2001 and two customers in 2000 accounted for approximately 15% and 41% of total revenue during the three months ended September 30, 2001 and 2000, respectively. These same customers accounted for 12% and 28% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, one customer accounted for approximately 19% of accounts receivable. These customers purchased vaccines from Diamond.

4.   SEGMENT REPORTING

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



                             COMPANION     FOOD
                              ANIMAL      ANIMAL     ALLERGY
                              HEALTH      HEALTH    TREATMENT    OTHER        TOTAL
                            ---------     ------    ---------    -----        -----
THREE MONTHS ENDED
SEPTEMBER 30, 2001:
  Revenues                  $ 7,869       $ 4,278   $   -      $   (392)    $  11,755
  Operating income (loss)    (4,240)          540       -             -        (3,700)
  Total assets               48,258        20,435       -       (33,447)       35,246
  Capital expenditures          169           181       -             -           350
  Depreciation and
     amortization               495           394       -             -           889

THREE MONTHS ENDED
SEPTEMBER 30, 2000:
  Revenues                  $ 6,332       $ 6,807   $   -      $   (431)    $  12,708
  Operating income (loss)    (5,761)        1,042       -             -        (4,719)
  Total assets               56,036        20,415       -        (31,913)      44,538
  Capital expenditures           67            83       -             -           150
  Depreciation and
     amortization               556           649       -             -         1,205


                             COMPANION     FOOD
                              ANIMAL      ANIMAL     ALLERGY
                              HEALTH      HEALTH    TREATMENT    OTHER        TOTAL
                             ---------    ------    ---------    -----        -----
NINE MONTHS ENDED
SEPTEMBER 30, 2001:
  Revenues                   $ 24,333     $ 10,833  $      -   $  (1,547)   $ 33,619
  Operating income (loss)     (13,505)         727         -           -     (12,778)
  Total assets                 48,258       20,435         -     (33,447)     35,246
  Capital expenditures            373          417         -           -         790
  Depreciation and
     amortization               1,623        1,157         -           -       2,780

NINE MONTHS ENDED
SEPTEMBER 30, 2000:
  Revenues                   $ 23,483     $ 16,382  $  3,353   $  (1,904)    $ 41,314
  Operating income (loss)     (17,219)       1,637       (23)       (435)(a)  (16,040)
  Total assets                 56,036       20,415         -     (31,913)      44,538
  Capital expenditures            597          292         -           -          889
  Depreciation and
     amortization               1,686        1,423       212           -        3,321


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

     During the three and nine months ended September 30, 2001 and 2000, European subsidiaries purchased products from the Company's North American facilities for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to earn profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands). The "Other" column includes the elimination of intercompany transactions.

                              NORTH
                             AMERICA      EUROPE        OTHER        TOTAL
                            --------      ------        -----        -----
THREE MONTHS ENDED
SEPTEMBER 30, 2001:
  Revenues                  $ 11,861    $    286      $   (392)    $ 11,755
  Operating income (loss)     (3,597)       (103)            -       (3,700)
  Total assets                66,668       2,025       (33,447       35,246
  Capital expenditures           285          65             -          350
  Depreciation and
     amortization                824          65             -          889

THREE MONTHS ENDED
SEPTEMBER 30, 2000:
  Revenues                  $ 12,720    $    419      $   (431)    $ 12,708
  Operating income (loss)     (4,384)       (335)            -       (4,719)
  Total assets                73,712       2,739       (31,913)      44,538
  Capital expenditures           153          (3)            -          150
  Depreciation and
     amortization              1,192          13             -        1,205





                              NORTH
                             AMERICA      EUROPE        OTHER        TOTAL
                             -------      ------        -----        -----
NINE MONTHS ENDED
SEPTEMBER 30, 2001:
  Revenues                  $ 33,835    $  1,331      $ (1,547)    $ 33,619
  Operating income (loss)    (12,467)       (311)            -      (12,778)
  Total assets                66,668       2,025       (33,447)      35,246
  Capital expenditures           755          35             -          790
  Depreciation and
     amortization              2,692          88             -        2,780

NINE MONTHS ENDED
SEPTEMBER 30, 2000:
  Revenues                  $ 41,312    $  1,906      $ (1,904)    $ 41,314
  Operating income (loss)    (14,831)       (774)         (435)(a)  (16,040)
  Total assets                73,712       2,739       (31,913)      44,538
  Capital expenditures           838          51             -          889
  Depreciation and
     amortization              3,260          61             -        3,321


     --------------
      (a)  Includes restructuring expenses of $435,000 (See Note 3).

5.   SALE OF COMMON STOCK

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

6.   CREDIT FACILITY

     In March 2001, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $3.0 million during 2001. The Company had borrowed approximately $4.3 million under its revolving line of credit at September 30, 2001. As of September 30, 2001, the Company's remaining available borrowing capacity was approximately $2.5 million. During the three months ended September 30, 2001, the Company borrowed $1.6 million against this facility.

7.   HEDGING ACTIVITIES

     In April 2001, the Company entered into a series of forward contracts to purchase Japanese yen at various dates throughout the remainder of the year.
The yen will be used to purchase inventory from a Japanese manufacturer throughout fiscal 2001. These derivative instruments have been designated and qualify as cash flow hedging instruments under the definition provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The forward contracts were entered into with settlement dates, and for amounts, that approximately correspond with the Company's projected needs to purchase inventory with the hedged currency. All of these forward contracts will be settled and the associated inventory purchased by December 31, 2001. These derivative instruments were consistent with the Company's risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. These instruments have been determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of approximately $24,000 has been recorded in Other Comprehensive Income during the nine months ended September 30, 2001 (See Note 9). These unrealized gains or losses will be reclassified to cost of products sold and recognized as the purchased inventory is sold to customers. The Company has recognized a loss of approximately $21,000 and $22,000 in cost of products sold during the three months and nine months ended September 30, 2001, respectively.

8.   COMPREHENSIVE INCOME

     Comprehensive income includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities and unrealized gains and losses on derivative instruments. During the nine months ended September 30, 2001, the Company realized a loss of approximately $22,000 on the sale of marketable securities. Total comprehensive income and the components of comprehensive income follow (in thousands):


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   ---------------------
                                                     2001          2000
                                                   ---------    ---------
   Net loss per Consolidated
     Statements of Operations                      $ (3,894)    $ (4,731)
   Foreign currency translation adjustments               9         (131)
   Changes in unrealized gains (losses) on
     forward contracts, net of realized
     gains (losses)                                      44            -
   Changes in unrealized loss on
     marketable securities                                -           71
                                                   --------     --------
   Comprehensive loss                              $ (3,841)    $ (4,791)
                                                   ========     ========


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     2001          2000
                                                   ---------    ---------
   Net loss per Consolidated
     Statements of Operations                      $(13,130)    $(16,362)
   Foreign currency translation adjustments            (134)        (229)
   Changes in unrealized gains (losses) on
     forward contracts, net of realized
     gains (losses)                                     (24)           -
   Changes in unrealized loss on
     marketable securities                               44           75
                                                   --------     --------
   Comprehensive loss                              $(13,244)    $(16,516)
                                                   ========     ========

     Accumulated gains and losses from derivative contracts is as follows:

                                                                       2001
                                                                      ------

     Accumulated derivative gains (losses), December 31, 2000         $   -
     Unrealized losses on forward contracts                             (46)
     Realized losses on forward contracts reclassified to
        current earnings                                                 22
                                                                      -----
     Accumulated derivative gains (losses), September 30, 2001        $ (24)
                                                                      =====

9.   SUBSEQUENT EVENT

     In September 2001, the Company offered its current employees the opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The tender offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The restricted stock vests over 48 months from its issuance on October 1, 2001.


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

     We have incurred net losses since our inception and anticipate that we will continue to incur additional net losses in the near term as we introduce new products, expand our sales and marketing capabilities and continue our research and development activities. Cumulative net losses from inception in 1988 through September 30, 2001 have totaled $187.6 million.

     Our ability to achieve profitable operations will depend primarily upon our ability to successfully market our existing products, commercialize products that are currently under development and develop new products. Most of our products are subject to long development and regulatory approval cycles, and we may not successfully develop, manufacture or market these products. We also may not attain profitability or, if achieved, may not remain profitable on a quarterly or annual basis in the future. Until we attain positive cash flow, we will continue to finance operations with additional equity and debt financing. Such financing may not be available when required or may not be obtained under favorable terms. See the discussions later in this section titled "Liquidity and Capital Resources" and "Factors That May Affect Results" for a more in-depth explanation of risks faced by us.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

     Total revenues, which include product, research and development and other revenues, decreased 7% to $11.8 million in the third quarter of 2001 compared to $12.7 million for the third quarter of 2000.

     Product revenues decreased 11% to $11.0 million in the third quarter of 2001 compared to $12.4 million for the same period in 2000, primarily as a result of a $2.6 million decrease in sales at Diamond. Gross profit margins on products sold improved 5.5 percentage points over the third quarter of the prior year, as the sales mix contained a larger percentage of high margin Heska proprietary products. In addition, total operating expenses for the 2001 third quarter declined by $440,000 from third quarter 2000 levels. Our net loss was reduced by over $800,000, or 18%, for the third quarter of 2001 as compared to the same quarter in 2000.

     Total reported product revenues during the quarter were derived from the three components of our continuing core business. These revenue components are as follows:

          PHARMACEUTICALS, VACCINES AND DIAGNOSTIC PRODUCTS (PVD). This group of products includes our heartworm diagnostic products, equine influenza vaccine, allergy products, feline vaccines and other such products for the companion animal health market. During the third quarter of 2001, PVD product revenue increased approximately 15% over the comparable quarter of 2000, to $3.2 million, primarily relating to strong sales of our Flu Avert (TM) I.N. vaccine for equine influenza and of our feline trivalent vaccine, which increased by 135% and 112%, respectively, from prior year levels. In addition, our new E-Screen allergy test introduced in the third quarter also contributed to the increase in our PVD product revenue.

          VETERINARY MEDICAL INSTRUMENTATION PRODUCTS. This group of products includes all of our veterinary medical instrumentation, as well as the reagents, consumables, parts and accessories for these instruments, which are for the companion animal health market. During the third quarter of 2001, medical instrumentation product revenue increased by approximately 25% from the comparable quarter of 2000, to $4.0 million, primarily attributable to our SPOTCHEM (TM) clinical chemistry system that we introduced earlier this year and our i-STAT (R) portable clinical analyzer and associated reagents.

          DIAMOND ANIMAL HEALTH PRODUCTS. This group of products is comprised principally of vaccines and other biological products for cattle and other non-companion animals. In addition, Diamond also manufactures some of our PVD products and serves as our primary product distribution center. During the third quarter of 2001, Diamond's product revenue declined by approximately 40% from the comparable quarter of 2000, to $3.8 million. The decline in third quarter revenue at Diamond was principally due to cancelled and delayed orders from customers.

     Cost of products sold totaled $6.9 million in the third quarter of 2001 compared to $8.5 million in the third quarter of 2000. Gross profit as a percentage of product sales increased to 37.3% in the third quarter of 2001 compared to 31.8% in the same quarter last year. The improvement in gross profit as a percentage of product sales in the third quarter of 2001 compared to 2000 reflects the increase in sales of our proprietary PVD products. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products and the increased sales of instrument reagents and consumables.

     Selling and marketing expenses were unchanged at $3.3 million in the third quarter of 2001 compared to $3.3 million in the third quarter of 2000. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     Research and development expenses decreased to $3.2 million in the third quarter of 2001 from $3.6 million in the third quarter of 2000. Fluctuations in research and development expenses are generally the result of the number of research projects in progress. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     General and administrative expenses were unchanged at $1.9 million in the third quarter of 2001 compared to $1.9 million in the third quarter of 2000. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     For the quarter ended September 30, 2001, our net loss declined to $3.9 million from $4.7 million in the third quarter of the prior year. This represents an 18% improvement over results reported in the prior year. The net loss per common share in the third quarter of 2001 was $0.10, compared with a net loss per common share of $0.14 in the third quarter of the prior year.

Nine Months Ended September 30, 2001 and 2000

     Total revenues, which include product, research and development and other revenues, decreased 19% to $33.6 million in the first nine months of 2001 compared to $41.3 million for the same period of 2000. Product revenues decreased 17% to $32.0 million this period in 2001 compared to $38.5 million in 2000 primarily as a result of lower sales at Diamond, which fell $5.9 million, or 39% from the comparable period in 2000. The total reported revenue for the nine months ended September 30, 2000 included approximately $3.2 million from businesses sold in fiscal 2000 and approximately $1.25 million attributable to the sale of worldwide rights to our PERIOceutic (TM) Gel product.

     Product revenue from our continuing core business (excluding sold businesses and discontinued product lines) declined by 9% in the first nine months of 2001 compared to the same period of the prior year. Gross profit margins on products sold improved by 5.5 percentage points over the first nine months of the prior year, as the sales mix contained a larger percentage of high margin Heska proprietary products. In addition, total operating expenses declined by $4.7 million from 2000 levels. Our net loss was reduced by $3.3 million for the first nine months of 2001 as compared to the same period in 2000.

     Total reported product revenues are derived from the three components of our continuing core business, plus revenues from sold businesses and discontinued products. These revenue components are as follows:

          PHARMACEUTICALS, VACCINES AND DIAGNOSTIC PRODUCTS (PVD). This group of products includes our heartworm diagnostic products, equine influenza vaccine, allergy products, feline vaccines and other such products for the companion animal health market. During the first nine months of 2001, PVD product revenue increased approximately 19% over the comparable period of 2000, to $11.6 million, primarily due to an increase in heartworm diagnostic product line sales of 11% and an increase in equine influenza vaccine sales of over 91% year-to-date.

          VETERINARY MEDICAL INSTRUMENTATION PRODUCTS. This group of products includes all of our veterinary medical instrumentation, as well as the reagents, consumables, parts and accessories for these instruments, which are for the companion animal health market. During the first nine months of 2001, medical instrumentation product revenue increased by approximately 7% from the comparable period of 2000, to $11.3 million, primarily attributable to our SPOTCHEM (TM) clinical chemistry system that we introduced earlier this year and our i-STAT (R) portable clinical analyzer and associated reagents.

          DIAMOND ANIMAL HEALTH PRODUCTS. Revenue reported from this group of products is comprised principally of vaccines and other biological products for cattle and other non-companion animals. In addition, Diamond also manufactures some of our PVD products and serves as our primary product distribution center. During the first nine months of 2001, Diamond's product revenue declined by approximately 39% from the comparable period of 2000, to $9.1 million. The decline in revenue at Diamond was principally due to cancelled and delayed orders from customers.

          SOLD BUSINESSES AND DISCONTINUED PRODUCTS. During 2000, we engaged in a number of activities to restructure our business, including the sale of Heska UK, effective January 31, 2000 and the sale of Center, effective June 23, 2000. Our total reported product revenue in 2000 includes the revenue from these sold businesses prior to the dates of sale. The revenue attributable to these sold businesses in the first nine months of 2000 was approximately $3.2 million.

     Cost of products sold totaled $20.1 million in the first nine months of 2001 compared to $26.3 million in the same period of 2000. Gross profit as a percentage of product sales increased to 37.2% in the first nine months of 2001 compared to 31.7% for the same period last year. The improvement in gross profit as a percentage of product sales in 2001 compared to 2000 reflects the increase in sales of our proprietary PVD products and the increased sales of instrument reagents and consumables. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products.

     Selling and marketing expenses decreased to $10.5 million in the first nine months of 2001 from $11.5 million in the same period of 2000. This decrease reflects primarily the costs associated with the introduction and marketing of new products in the first half of 2000, as well as the sale of Center and Heska UK in 2000. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     Research and development expenses decreased to $9.8 million in the first nine months of 2001 from $11.4 million in the same period of 2000. Fluctuations in research and development expenses are generally the result of the number of research projects in progress. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

     General and administrative expenses decreased to $5.8 million in the first nine months of 2001 from $7.2 million in the same period of 2000. This decrease is due to tighter expense control at all locations and the sale of Center and Heska UK in 2000. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our continuing core business.

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

     For the nine months ended September 30, 2001, our net loss declined to $13.1 million from $16.4 million in the same period of the prior year. This represents a 20% improvement over results reported in the prior year. The net loss per common share in the first nine months of 2001 was $0.34, compared with a net loss per common share of $0.49 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity at September 30, 2001 was our $2.9 million in cash and cash equivalents and, our asset-based revolving line of credit. At September 30, 2001, we had borrowed $4.3 million under the revolving line of credit facility and had an additional $2.5 million of borrowing capacity available. Our credit facility requires us to maintain various financial covenants including monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. In March 2001, we negotiated new covenants under this line of credit which lowered our minimum liquidity requirements.

     In February 2001, we sold 4,573,000 shares of our common stock through a private placement offering and received net proceeds of $5.3 million.

     Cash used in operating activities was $10.3 million in the first nine months of 2001, compared to $14.2 million in the same period of 2000. The decrease in cash used in operating activities is attributable primarily to the decrease of $3.2 million in our net loss for the first nine months of 2001 compared to the prior year.

     Our investing activities provided cash of $2.0 million in the first nine months of 2001, compared to $21.1 million during the same period of 2000. Cash provided by investing activities was primarily related to the sale of marketable securities to fund our business operations. Expenditures for property and equipment were approximately $790,000 for the first nine months of 2001 compared to approximately $889,000 in the first nine months of 2000. We have historically used capital equipment lease and debt facilities to finance equipment purchases and, if possible, leasehold improvements. We currently expect to spend approximately $900,000 in 2001 for capital equipment, including expenditures for the upgrading of manufacturing operations to improve efficiencies as well as various enhancements to assure ongoing compliance with regulatory requirements.

     Our financing activities provided $8.1 million in the first nine months of 2001 compared to $6.1 million used in the first nine months of 2000. This 2001 cash was provided principally by our sale of 4,573,000 shares of our common stock in a private placement in February 2001 with net proceeds to us of approximately $5.3 million and net borrowings from our revolving credit facility of $3.4 million.

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

     We believe available cash and cash equivalents, together with cash from operations, available borrowings and borrowings expected to be available under our revolving line of credit facility will be sufficient to satisfy projected cash requirements through the end of 2001. We will need to raise additional capital to continue our business operations in 2002. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of additional equity or debt securities; (2) sale of various assets; (3) licensing of technology; and (4) sale of various products or marketing rights. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management will need to take actions to conserve its cash balances, including reducing capital expenditures, reducing operating expenses, eliminating personnel and curtailing certain operations, all of which would likely have a material adverse affect on our business, financial condition and results of operations. Consequently, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

     During August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments to be disposed of. This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.


FACTORS THAT MAY AFFECT RESULTS

We will need additional capital to fund continued business operations in 2002 and we cannot be sure that additional financing will be available.

     We have incurred negative cash flow from operations since inception in 1988. We do not expect to generate positive cash flow sufficient to fund our operations in 2002. Moreover, based on our current projections, we will need to raise additional capital in the near future. We expect to raise this additional capital through one or more of the following:


        *   sale of additional equity or debt securities;
        *   sale of various assets;
        *   licensing of technology; and
        *   sale of various products or marketing rights.


     Additional capital may not be available on acceptable terms, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we will have to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

We anticipate future losses and negative cash flow.

     We have incurred net losses since our inception in 1988 and, as of September 30, 2001, we had an accumulated deficit of $187.6 million. We anticipate that we may continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from general and administrative and sales and marketing expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability, we may not be able to meet our working capital expenditures, which would have a material adverse effect on our business.

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

     We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:


     *   results from our Diamond Animal Health subsidiary;
     *   the introduction of new products by us or by our competitors;
     *   market acceptance of our current or new products;
     *   regulatory and other delays in product development;
     *   product recalls;
     *   competition and pricing pressures from competitive products;
     *   manufacturing delays;
     *   shipment problems;
     *   product seasonality; and
     *   changes in the mix of products sold.


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

     We currently derive a substantial portion of our revenues from sales by our subsidiary Diamond, which manufactures various of our products and products for other companies in the animal health industry. Revenues from one Diamond customer in 2001, AgriLabs, and two Diamond customers in 2000, AgriLabs and Alpharma, comprised approximately 15% and 41% of our total revenues for the three months ended September 30, 2001 and 2000, respectively, and 12% and 28% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively. If we are not successful in maintaining our relationships with our customers and obtaining new customers, our business and results of operations will suffer.

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

     Our products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result. Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations. In addition, we may incur substantial costs to comply with environmental regulations as we expand our manufacturing capacity.

We expect to experience volatility in our stock price, which may affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

     The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many publicly-held biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.50 to a high of $2.938. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:


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

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we were unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market. Nasdaq has suspended these requirements until January 2, 2002.

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

Interest Rate Risk

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, affected by changes in market interest rates. At September 30, 2001, approximately $6.9 million was outstanding on these borrowings with a weighted average interest rate of 7.09%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed 1% increase in interest rates. If market rates increase by 1% during the three months ended December 31, 2001, we would experience an increase in interest expense of approximately $17,000 based on the outstanding borrowing balances at September 30, 2001.

Foreign Currency Risk

     At September 30, 2001, we had wholly-owned subsidiaries located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange rate risk sensitivity analysis on an assumed 1% change in foreign currency exchange rates. If the foreign currency exchange rates change by 1% during the three months ended December 31, 2001, we would experience an increase/decrease in our foreign currency gain/loss of approximately $100,000 based on the investment in foreign subsidiaries as of and for the three months ended September 30, 2001.


PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.


                                HESKA CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HESKA CORPORATION


Date: November 13, 2001  By   /s/ Ronald L. Hendrick
                              -------------------------
                              RONALD L. HENDRICK
                              Executive Vice President and Chief Financial Officer
                              (on behalf of the Registrant and as the Registrant's
                              Principal Financial and Accounting Officer)
