Form 10-K
period 2001-12-31
HESKA CORP
filed 2002-04-01
CIK 1038133

===============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(MARK ONE)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001
                                   Or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________
                                    to   _________________

                 COMMISSION FILE NUMBER: 0-22427

                        HESKA CORPORATION
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            DELAWARE                        77-0192527
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)
     1613 PROSPECT PARKWAY                     80525
     FORT COLLINS, COLORADO
(ADDRESS OF PRINCIPAL EXECUTIVE             (ZIP CODE))
            OFFICES)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(970)493-7272

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

  Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $40,287,365 as of March 26, 2002 based upon the closing price on the Nasdaq
National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

  47,845,112 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 26, 2002.

               DOCUMENTS INCORPORATED BY REFERENCE

  Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy
Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's
2002 Annual Meeting of Stockholders.

===============================================================================

                          TABLE OF CONTENTS

                                                                            Page
PART I                                                                        1
     Item 1.  Business.                                                       1
     Item 2.  Properties.                                                    12
     Item 3.  Legal Proceedings.                                             12
     Item 4.  Submission of Matters to a Vote of Security Holders.           13
PART II                                                                      14
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.                                           14
     Item 6.  Selected Consolidated Financial Data.                          14
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     16
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk.    34
     Item 8.  Financial Statements and Supplementary Data.                   35
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.                                      65
PART III                                                                     65
     Item 10. Directors and Executive Officers of the Registrant.            65
     Item 11. Executive Compensation.                                        66
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.                                                    66
     Item 13. Certain Relationships and Related Transactions.                66
PART IV                                                                      67
     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.                                                      67


     ALLERCEPT, AVERT, E.R.D.-SCREEN, E-SCREEN, HESKA, SOLO STEP, VET/ECG, VET/E-Sig, VET/IV, and VET/OX are trademarks of Heska Corporation. This 10-K also refers to trademarks and trade names of other organizations.





                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors that May
Affect Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K.

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

ITEM 1.  BUSINESS.

     We discover, develop, manufacture and market companion animal health products principally for dogs, cats and horses. We employ approximately 80 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of pharmaceutical, vaccine and diagnostic products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe principally for companion animals. Our Diamond Animal Health subsidiary manufactures food animal vaccines as well as other food animal products that are marketed and distributed by other animal health companies. In addition, Diamond manufactures certain companion animal health products for marketing and sale by Heska.

     We currently market our products in the United States to veterinarians through approximately 20 independent third-party distributors and through a direct sales force, complemented by an internal telesales group. Nearly one-half of our domestic distributors provide sales services for the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. Late in 2001, we made a shift in our product distribution strategy and expect to rely on independent distributors for a greater portion of our domestic sales. Outside the United States, we rely primarily on third-party distributors and, for certain of our products, have granted our corporate partners exclusive distribution rights. See "Sales, Marketing and Distribution" below.

     Our principal executive offices are located at 1613 Prospect Parkway, Fort Collins, Colorado 80525 and our telephone number is (970) 493-7272. We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

     Our business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Within the Companion Animal Health segment there are two major product groups, which we define as pharmaceuticals, vaccines and diagnostics (PVD) and veterinary diagnostic and patient monitoring instruments. These products are sold through our operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, there is one major product group, food animal vaccine and pharmaceutical products. We manufacture these food animal products at our Diamond Animal Health subsidiary located in Des Moines, Iowa.

  COMPANION ANIMAL HEALTH PRODUCTS

     We presently sell a variety of companion animal health products, among the most significant of which are the following:

  DIAGNOSTICS

     Heartworm Diagnostic Products. Heartworm infections of dogs and cats are caused by the parasite, Dirofilaria immitis. This parasitic worm is transmitted in larval form to dogs and cats through the bite of an infected mosquito.
Larvae develop into adult worms that live in the pulmonary arteries and heart of the host, where they can cause serious cardiovascular, pulmonary, liver and kidney disease. Our canine and feline heartworm diagnostic tests use monoclonal antibodies or a recombinant heartworm antigen, respectively, to detect heartworm antigens or antibodies circulating in the blood of an infected animal. These tests were introduced into the marketplace over the last several years.

     We currently market and sell heartworm diagnostic products for both cats and dogs. SOLO STEP FH for cats and SOLO STEP CH for dogs are available in both point-of-care versions that can be used by veterinarians on site, as well as tests that can be sent to our veterinary diagnostic laboratory at our Fort Collins facility. In 2000, we introduced SOLO STEP CH Batch Test Strips, which is a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time. Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) has been appointed our exclusive distributor of SOLO STEP CH and SOLO STEP FH in Japan. SOLO STEP CH received regulatory approval from the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF, in September 2001 and was first sold in Japan in November 2001.

     Allergy Testing and Diagnostic Products. Allergy is common in companion animals, and it is estimated to affect approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient. The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

     Heska markets two complementary in vitro tests for the detection of IgE, the antibody involved in most allergic reactions:

     * The ALLERCEPT E-Screen Test, introduced in 2001, is a rapid in-clinic test that detects the presence of allergen-specific IgE, an antibody associated with allergic disease. Dogs testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels to determine the specific allergens to which the dog is allergic.

     * The ALLERCEPT Definitive Allergen Panels, introduced in 1997, provide the most accurate determination of the specific allergens to which a dog is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to screen the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results often serve as the basis for prescription ALLERCEPT Allergy Treatment Sets.

     Early Renal Disease. Renal disease is the second leading cause of death in dogs and often goes undetected until it is too late. It is estimated that 70% to 80% of kidney function is already destroyed before veterinarians can detect renal disease using existing tests. Early detection is key to the introduction of dietary or therapeutic regimens that could significantly slow the progression of the disease and add quality years to a dog's life. Our E.R.D.-SCREEN Test, introduced in March 2002, is a rapid in-clinic immunoassay that detects trace amounts of albumin in urine. The persistent presence of albumin in urine is believed to be associated with the early stages of renal disease.

  VACCINES

     Equine Influenza Vaccine. Equine influenza is a common viral disease of horses and is similar to human influenza. This disease poses a significant risk to the estimated six million horses in the United States. Infected horses have severe respiratory disease and diminished performance for an extended period following infection. We believe that approximately half of the six million horses in the United States currently receive vaccination. Most competitive equine influenza vaccines are administered as a component of a multi-purpose vaccine, intended to provide protection against multiple infectious diseases. Industry sources have estimated the total U.S. equine vaccine market at $50 million. We believe that other currently available vaccines for equine influenza are of limited efficacy.

     We have developed a unique vaccine for equine influenza, our Flu AVERT I.N. vaccine, which we believe has improved efficacy and duration of immunity compared to existing products. This product was approved by the United States Department of Agriculture, or USDA, in November 1999 and was first sold to veterinarians in December 1999. In February 2001, we granted Novartis Animal Health Canada exclusive distribution rights for Flu AVERT I.N. vaccine in Canada. The vaccine received regulatory approval from the Canadian Food Inspection Agency, or CFIA, in August 200l and was first sold in Canada in September 2001.

     Allergy Treatment Sets. Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase ALLERCEPT Allergy Treatment Sets for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer both canine and feline immunotherapy treatment products.

     Feline Respiratory Disease Vaccine. In 1997, we introduced in the United States HESKA Trivalent Intranasal/Intraocular Vaccine, a three-way modified live vaccine to prevent disease caused by the three most common respiratory viruses of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. This vaccine is administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. Our vaccine avoids injection site side effects, and we believe it is very efficacious. We anticipate the introduction of a second generation of this product in 2003.

  PHARMACEUTICALS

     Nutritional Supplements. In 1998, we developed and introduced in the United States a novel fatty acid supplement, HESKA F.A. Granules. The source of the fatty acids in this product, flaxseed oil, leads to high omega-3:omega-6 ratios of fatty acids. Diets high in omega-3 fatty acids are believed to lead to lower levels of inflammatory mediators. The HESKA F.A. Granules include vitamins and are formulated in a palatable flavor base that makes the product convenient and easy to administer.

  MEDICAL INSTRUMENTS

     We offer a broad line of veterinary diagnostic, monitoring and other instruments which are described below. We also market and sell consumable supplies and reagents for these instruments. We entered this line of business in March 1998, when we acquired Sensor Devices, Inc., a manufacturer and marketer of patient monitoring and diagnostic instruments. Following that acquisition, we completed the development of various other instruments and entered into agreements for the distribution of additional instruments to veterinarians.

     Diagnostic Instruments. Our line of veterinary diagnostic instruments includes the following:

    * The i-STAT Portable Clinical Analyzer is a hand-held, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, with whole blood.

    * The HESKA Vet ABC-Diff Hematology Analyzer is an easy to use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals.

    * The SPOTCHEM EZ is a compact desktop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system.

     Monitoring and Other Instruments. The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. Our line of monitoring instruments includes:

    * The VET/OX 4404 monitor and the VET/OX 4800 monitor, the centerpieces of our monitoring instrument product line, are oxygen saturation monitors designed for monitoring animals under anesthesia. Each monitor includes a variety of additional parameters, such as pulse rate and strength, body temperature, respiration and ECG.

    * The VET/E-Sig probe is used for monitoring ECG, temperature and heart and breath sounds of anesthetized dogs.

    * The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

  VETERINARY DIAGNOSTIC LABORATORY

     We have a veterinary diagnostic laboratory at our Fort Collins facility. This diagnostic laboratory currently offers our allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic services including polymerase chain reaction (PCR) based tests for certain infectious diseases. Our Fort Collins veterinary diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

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

  FOOD ANIMAL HEALTH PRODUCTS

     In addition to manufacturing companion animal health products for marketing and sale by Heska, Diamond Animal Health, our wholly-owned subsidiary, has developed its own line of food animal vaccines that were licensed by the USDA in the United States in 1998 and 1999. In 1998, Diamond entered into an agreement with a food animal products distributor, Agri Laboratories, Ltd., or AGRILABS, for the exclusive marketing and sale of these vaccines worldwide. AGRILABS currently has an arrangement with Intervet International B.V., a division of Akzo Nobel, for the exclusive distribution of these vaccines worldwide. Certain annual contract minimums must be met by AGRILABS in order to maintain worldwide exclusivity. The agreement expires in December 2004 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement. We do not currently intend to terminate this agreement and have not received any such notice from AGRILABS. We are currently in negotiations with AGRILABS to modify and extend this agreement. Diamond is the sole manufacturer of these products.

     Diamond also manufactures biological and pharmaceutical products for a number of other food animal health companies. This activity ranges from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by their customers.

  PRODUCT CREATION

     We are committed to creating innovative products to address significant unmet health needs of companion animals. We create products both through internal research and development and through external collaborations. Internal research is managed by multidisciplinary product-associated project teams that consist of microbiologists, immunologists, geneticists, biochemists, molecular biologists, parasitologists and veterinarians, as appropriate.

     We are also committed to identifying external product opportunities and creating business and technical collaborations that lead to the creation of other products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities.

     In the past, we have collaborated with a number of third parties on the development of various pharmaceutical, vaccine and diagnostic products. We have collaborated with numerous university veterinary specialists and practicing veterinarians to test products in development and to validate the utility of our existing products in the marketplace. In addition, we have collaborated with the following institutions and companies to develop critical components of our products:

     * Quidel Corporation, Genzyme Corporation and Diagnostic Chemicals, Ltd. with respect to the development of certain of our rapid, in-clinic diagnostics tests,
     * Valentis, Inc. and National Jewish Medical and Research Center on the development of an intratumor gene therapy for the treatment of solid tumors in dogs, and
     * Researchers at the University of Pittsburgh on the development of our Flu Avert I.N. vaccine.

     We have also collaborated with several third parties on the development of our veterinary medical instrument product line, including:


     * i-STAT Corporation, for the development of veterinary applications for the i-STAT Portable Clinical Analyzer and the cartridges used with this instrument,

     * Arkray, Inc., for the development of veterinary applications for the SPOTCHEM EZ clinical biochemistry analyzer and associated reagents, and

     * scil GmbH, for the development of veterinary applications for the Heska Vet ABC-Diff Hematology Analyzer and associated reagents.

     Our product pipeline currently includes numerous products in various stages of development. Products under development include several point-of-care diagnostic products, vaccines and pharmaceutical products for allergy, cancer, heartworm control, pain management and flea control. We currently have under development the following products which we expect to introduce in 2002 and 2003:

     * A screening test for the parasites, Giardia and Cryptosporidium;
     * A second generation vaccine for feline respiratory disease;
     * A diagnostic product to determine if cats remain protected against common respiratory viral diseases; and
     * A gene-based medicine that stimulates a dog's own immune system to attack tumors.

     The vast majority of all our research and development resources are directed toward the development of new companion animal health products. We incurred expenses of $13.6 million, $14.9 million and $17.0 million in the years ended December 31, 2001, 2000, and 1999, respectively in support of our research and development activities.

  SALES, MARKETING AND DISTRIBUTION

     We estimate that there are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. During the past year, we sold our products to approximately 14,000 such clinics in the United States.

     We currently market our products in the United States to veterinarians through independent third- party distributors, a direct sales force, a telephone sales force, trade shows and print advertising. Prior to 2001, our distribution strategy relied upon the use of third-party sales agents who would market Heska's products on consignment. During 2001, we modified our distribution strategy and entered into distribution agreements with over 20 third-party veterinary distributors. These distributors market our products utilizing their direct sales forces. Nearly one-half of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We believe that these relationships will provide for more complete market penetration. Internationally, we market our products to veterinarians primarily through third-party distributors and corporate partners.

     Given the shift in our product distribution strategy, we expect that a greater portion of our sales will come from distributors rather than our direct sales force. An important factor in successfully implementing this strategy will be to retain sufficient independent distributors to market and sell our products. We believe that one of our largest competitors, IDEXX, prohibits its distributors from selling competitors' products, including our SOLO STEP heartworm diagnostic products and medical diagnostic instruments. To be successful, we will need to continue to attract and retain sufficient independent distributors and train the sales personnel of our distributors about the Heska products.

     We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes SOLO STEP CH in Japan, and Novartis Animal Health Canada, Inc. distributes our Flu AVERT I.N. vaccine in Canada. In addition, we have entered into agreements with Novartis, Nestle Purina Petcare Company and Eisai Inc. to market or co-market certain of the products that we are currently developing.

  MANUFACTURING

     Our products are manufactured by our Fort Collins, Des Moines and Fribourg, Switzerland facilities and/or by third-party manufacturers. Diamond's facility is a USDA, Food and Drug Administration, or FDA, and Drug Enforcement Agency, or DEA, licensed biological and pharmaceutical manufacturing facility in Des Moines, Iowa. We expect that we will manufacture most or all of our biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic products. Heska AG manufactures its allergy diagnostic products at its facility in Fribourg, Switzerland. Quidel Corporation and Diamond manufacture our heartworm point-of-care diagnostic products. Centaq, Inc. manufactures our immunotherapy treatment products. Third parties manufacture our veterinary diagnostic and patient monitoring instruments, including our various analyzers and veterinary sensors.

     In addition to manufacturing certain of our proprietary products, Diamond manufactures animal health vaccine products for marketing and sale by other companies. Diamond currently has the capacity to manufacture more than 50 million doses of vaccine each year. Diamond's customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. Diamond also offers support to its customers through research services, regulatory compliance services, validation support and distribution services.

  COLLABORATIVE AGREEMENTS

     Novartis. We have entered into several collaborative agreements with various subsidiaries and/or divisions of Novartis AG.

     * Screening and Development Agreement. We entered into this agreement with Ciba-Geigy Limited, now known as Novartis AG, in April 1996. Under the agreement the parties may undertake joint research and development activities related to both companion animal and food animal health. If the parties decide not to perform joint research activities, then Novartis has the right to use our materials to develop food animal or companion animal products. Novartis would pay royalties on any such products developed by it. There are currently no joint research programs underway and no products being sold that were developed under this agreement. This Agreement is effective until December 31, 2005.

     * Marketing Agreements. In April 1996, we entered into marketing agreements with Ciba-Geigy Limited (Novartis AG) and Ciba-Geigy Corporation, now known as Novartis Animal Health US, Inc. Under these agreements, these entities were granted various rights to manufacture and market flea control vaccine or feline heartworm control vaccine products developed by us for which USDA prelicensing serials are completed on or before December 31, 2005. We have co-exclusive rights to market these products under our own trade names throughout the world, subject to certain other marketing rights, and we share revenues on those sales. These agreements are in force until December 2010 or for as long as Novartis is selling the products. No products have yet been developed or commercialized under these agreements.

     * Right of First Refusal Agreements.

       - In April 1996 we entered into an agreement with Ciba-Geigy Limited (Novartis AG) under which we, prior to granting licenses to any third party to products or technology developed or acquired by us for either companion animal or food animal applications, subject to certain other rights, must first notify and offer Novartis such rights. This agreement terminates in December 2005. To date, Novartis AG is not developing or marketing any products offered to it under this agreement, except for a Leishmania vaccine that is currently in development at Novartis.

       - In August 1998, we entered into an agreement with Novartis Agro K.K. ("NAH-Japan") and Novartis Animal Health, Inc. ("NAH") under which both entities, prior to granting licenses to any third party to certain products or technology offered to NAH-Japan or NAH by any third party or by any NAH affiliate for either companion animal or food animal applications, must first notify and offer us such rights. This agreement terminates in December 2005. To date, Heska is not developing or marketing any products under this agreement.

     * Exclusive Distribution Agreements.

       - In August 1998, we entered into an agreement with Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) to be our exclusive distributor for SOLO STEP CH and SOLO STEP FH heartworm diagnostic products and our feline Bivalent/Trivalent Intranasal/Intraocular Vaccines in Japan upon obtaining regulatory approval in Japan for such products, at Novartis' expense. This right continues until December 2006. There are no minimum purchase obligations contained in this agreement. Sales of SOLO STEP CH began in November 2001.

       - In February 2001, we entered into an agreement with Novartis Animal Health Canada, Inc. to be our exclusive distributor for Flu AVERT, I.N. our equine influenza vaccine in Canada until December 2006, subject to Novartis meeting certain minimum purchase requirements. Products are marketed under the HESKA brand name. Product sales began in November 2001.

     Nestle Purina PetCare Company. We have a strategic alliance with Nestle Purina PetCare Company, formerly Ralston Purina Company. Nestle holds exclusive rights to license our discoveries, know-how and technologies for innovative diets for dogs and cats. The first product from this strategic alliance was introduced under the Purina name in July 2000. A second related product was introduced in 2001. These products are specialty diets for the nutritional management of feline diabetes mellitus. We receive a royalty from Nestle on sales of these products.

     i-STAT Corporation. Under the terms of an Amended and Restated Distribution Agreement dated as of February 1999, we have been granted exclusive rights to market and sell the i-STAT portable blood analyzer and cartridges in the U.S. and major international markets, including Europe. We also have a right to market certain products developed by i-STAT. The term of this agreement is currently until December 2002. It is automatically renewed thereafter for additional 12 months terms unless either party gives at least
9 months prior written notice to the other that it does not wish to renew the agreement.

     Agri Laboratories, Ltd. In July 1998, our wholly owned subsidiary, Diamond Animal Health, Inc. entered into a Bovine Vaccine Distribution Agreement. Under the terms of this agreement, Diamond has agreed to manufacture and sell certain bovine vaccines to AGRILABS for distribution worldwide, with certain exceptions. Certain minimum purchase requirements apply to this agreement. This agreement expires in December 2004 and is automatically renewed thereafter for additional one year terms unless either party gives prior written notice to the other that it does not wish to renew the agreement. We are currently in negotiations with AGRILABS to modify and extend this agreement.

  INTELLECTUAL PROPERTY

     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We actively seek patent protection both in the United States and abroad.
As of December 31, 2001, we owned, co-owned or had rights to 138 issued U.S. patents and 110 pending U.S. patent applications. Our issued U.S. patents primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, nutrition, instrumentation, diagnostics or vaccine delivery technologies. Our pending patent applications primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostics, nutrition, cancer, vaccine delivery, immunomodulators or medical instrument technologies. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our patent portfolio also includes 132 issued patents and 209 pending applications in various foreign countries.

     We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond and Heska AG are primarily protected through trade secret protection of, for example, their manufacturing processes.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology. See "Item
3.  Legal Proceedings."

  SEASONALITY

     Certain portions of our business are subject to seasonality, including our SOLO STEP heartworm diagnostic products, which are principally sold starting in the fourth quarter and continuing through the second quarter of the year; our Flu AVERT I.N. vaccine for equine influenza, which is principally sold in the first and fourth quarters of the year; our veterinary medical instrument products, sales of which are higher in the fourth quarter of the year; and our food animal vaccine products, which are sold principally in the second half of the year.

  GOVERNMENT REGULATION

     Most of the products that we develop are subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the U.S. government agencies that regulate animal health products:

     * USDA. Vaccines and certain point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about a year, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory animal studies and information on performance of the product in field conditions.

     * FDA. Pharmaceutical products, which generally include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million. Of this time, approximately three years is spent in animal studies and the regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food production animals, as food safety issues relating to tissue residue levels are not present.

     * EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

     After we have received regulatory licensing or approval for our pharmaceutical products, numerous regulatory requirements apply. Among the conditions for certain regulatory approvals is the requirement that our manufacturing facilities or those of our third-party manufacturers conform to current Good Manufacturing Practices or other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections.

     A number of our animal health products are not regulated. For example, certain assays for use in a veterinary diagnostic laboratory, such as ALLERCEPT, E-SCREEN and E.R.D.-SCREEN Urine Test, do not have to be licensed by either the USDA or FDA. Similarly, none of our veterinary diagnostic and patient monitoring instruments require regulatory approval to be marketed and sold. Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

     We have pursued regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are also subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. The requirements governing product licensing and approval vary widely from country to country. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country. To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Food Inspection Agency, or CFIA, and in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF.

     The status of regulatory approval for our major products and products in development both in the United States and elsewhere is summarized below.


CURRENT MAJOR PRODUCTS                         COUNTRY                 REGULATED                 AGENCY         STATUS
----------------------------------------    --------------        -----------------------       ----------    -----------

ALLERCEPT E-SCREEN Test                     United States         No
                                            EU                    No - in most countries
ALLERCEPT Definitive Allergen Panels        Unites States         No
                                            EU                    No
E.R.D.-SCREEN Urine Test                    United States         No
                                            EU                    No - in most countries
Flu AVERT I.N. Vaccine                      United States         Yes                              USDA         Licensed
                                            Canada                Yes                              CFIA         Licensed
HESKA F.A. Granules                         United States         No
SOLO STEP CH                                United States         Yes                              USDA         Licensed
                                            Canada                Yes                              CFIA         Pending
                                            Japan                 Yes                              MAFF         Licensed
SOLO STEP FH                                United States         Yes                              USDA         Licensed
SOLO STEP Batch Test Strips                 United States         Yes                              USDA         Licensed
                                            Canada                Yes                              CFIA         Pending
Trivalent Intranasal/Intraocular Vaccine    United States         Yes                              USDA         Licensed
Veterinary Medical Instrumentation          United States         No
                                            EU                    No


PRODUCTS IN DEVELOPMENT                        COUNTRY                   REGULATED              AGENCY          STATUS
----------------------------------------    --------------        ----------------------       -----------    ------------

Feline ImmuCheck Assay                      United States         Yes                             USDA          Pending
                                            EU                    No-in most countries
Canine Cancer Gene Therapy                  United States         Yes                             USDA          Pending
Giardia + Crypto-Screen Fecal Test          United States         Yes                             USDA          Pending
                                            EU                    No-in most countries
Trivalent Intranasal/Intraocular Vaccine-   United States         Yes                             USDA          Pending
Second Generation


  COMPETITION

     The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as Wyeth (formerly American Home Products), Bayer AG, IDEXX Laboratories, Inc., Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Pharmacia Corporation and Schering-Plough Corporation are marketing or are developing products that compete with our products. These competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, such competitors may offer broader product lines and have greater name recognition than we do. Novartis is our marketing partner, but its agreement with us does not restrict its ability to develop and market competing products. In addition, we believe that IDEXX prohibits its distributors from selling competitors' products, including our SOLO STEP heartworm diagnostic products and medical diagnostic instruments.

     The food animal vaccines sold by Diamond to AGRILABS compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and may have more established marketing, sales, distribution and service organizations than AGRILABS.

  ENVIRONMENTAL REGULATION

     In connection with our product development activities and manufacturing of our biological, pharmaceutical and diagnostic products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

  EMPLOYEES

     As of December 31, 2001, we and our subsidiaries employed 336 full-time persons, of whom 107 were in manufacturing, quality control, shipping and receiving, and materials management, 90 were in research, development, intellectual property and regulatory affairs, 57 were in management, finance, administration, legal, information systems, human resources and facilities management, 67 were in sales, marketing and customer service and 15 were in the diagnostic laboratories. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2.  PROPERTIES.

     Our principal administrative and research and development activities are located in Fort Collins, Colorado. We currently lease an aggregate of approximately 64,000 square feet of administrative and laboratory space in four buildings located in Fort Collins under leases expiring through 2005, with options to extend through 2010 for the larger facilities. We believe that our present Fort Collins facilities are adequate for our current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms should such facilities be needed in the future. Our principal manufacturing facility, Diamond, located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for research purposes located in Carlisle, Iowa. Our European subsidiaries lease their facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California in which it alleges that we infringe a patent owned by Synbiotics relating to heartworm diagnostic technology. We have obtained legal opinions from our outside patent counsel that our heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of our internal evaluations related to the one remaining claim. In September 2000, the U.S. District Court hearing the case granted our request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only the one remaining claim in the lawsuit. The one remaining claim is currently scheduled for trial in 2002.

     While we believe that we have valid defenses to Synbiotics' allegations and intend to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the Nasdaq National Market under the symbol "HSKA." The following table sets forth the intraday high and low, prices for our common stock as reported by the Nasdaq National Market, for the periods indicated below.

                                              HIGH                   LOW
                                         --------------         -------------
2000
First Quarter                             $    5.563            $    2.063
Second Quarter                                 4.375                 1.500
Third Quarter                                  4.469                 1.750
Fourth Quarter                                 2.938                 0.594
2001
First Quarter                                  1.563                 0.656
Second Quarter                                 1.440                 0.950
Third Quarter                                  1.310                 0.500
Fourth Quarter                                 1.100                 0.500
2002
First Quarter (through March 26)               1.470                 1.019


     On March 26, 2002, the last reported sale price of our common stock was $1.10 per share. As of March 26, 2002, there were approximately 358 holders of record of our common stock and approximately 4,658 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other then dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings for the development of our business.

     On December 18, 2001, we issued 7,792,768 shares of common stock for an aggregate purchase price of approximately $5.7 million, net of issuance costs, to accredited investors. The issuance of these shares was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. We made no public solicitation in connection with the issuance of the above-mentioned securities. We relied on representations from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their purchase of the securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following statement of operations and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.


                                                                         YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                         2001                 2000                1999                 1998                 1997
                                  -----------------    ----------------    -----------------    ----------------    ----------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues:
  Products, net:
    Pharmaceuticals, vaccines
      and diagnostics                  $  16,704            $  13,961           $  12,716          $   5,406            $   2,587
    Veterinary medical instruments        16,018               14,194              12,106              6,709                5,690
    Food animal products                  13,664               18,203              12,086             12,234               11,083
    Sold businesses and other                  -                3,191              13,383             14,102                7,365
                                       ---------            ---------           ---------          ---------            ---------
    Total product revenues                46,386               49,549              50,291             38,451               26,725
  Research, development and other          1,897                3,126                 885              1,321                2,578
                                       ---------            ---------           ---------          ---------            ---------
    Total revenues                        48,283               52,675              51,176             39,772               29,303
                                       ---------            ---------           ---------          ---------            ---------
Cost of products sold                     28,655               33,299              36,386             29,087               20,077
                                       ---------            ---------           ---------          ---------            ---------
                                          19,628               19,376              14,790             10,685                9,226
                                       ---------            ---------           ---------          ---------            ---------
Operating expenses:
  Selling and marketing                  13,981                14,788              15,073             13,188                9,954
  Research and development               13,565                14,929              17,042             25,126               20,343
  General and administrative              7,882                 9,457              11,231             11,939               13,192
  Amortization of intangible assets
    and deferred compensation               299                   903               2,228              2,745                2,500
  Purchased research and
    development                               -                     -                   -                  -                2,399
  Loss on sale of assets                      -                   204               2,593              1,287                    -
  Restructuring expenses and other        2,023                   435               1,210              2,356                    -
                                      ---------             ---------           ---------           --------            ---------
    Total operating expenses             37,750                40,716              49,377             56,641               48,388
                                      ---------             ---------           ---------           --------            ---------
Loss from operations                    (18,122)              (21,340)            (34,587)           (45,956)             (39,162)
                                      ---------             ---------           ---------           --------)           ---------
Other income (expense)                     (569)                 (530)             (1,249)             1,682                  298
Net loss                              $ (18,691)            $ (21,870)          $ (35,836)          $ 44,274)           $ (38,864)
                                      =========             =========           =========           ========            =========
Basic net loss per share              $   (0.48)            $   (0.65)          $   (1.31)          $  (1.79)
                                      =========             =========           =========           ========
Unaudited pro forma basic net
  loss per share(1)                                                                                                     $   (2.42)
                                                                                                                        =========
Shares used to compute basic net
  loss per share and Unaudited pro
  forma basic net loss per share         38,919               33,782              27,290              24,693               16,042


                                                                              DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                         2001                 2000                1999                 1998                 1997
                                  ------------------    ----------------    -----------------    ----------------    ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities             $    5,710            $    5,658          $   23,981          $   51,930           $   28,752
Working capital                          8,215                13,308              28,234              51,947               31,461
Total assets                            37,757                39,160              71,168              98,054               69,020
Line of credit                           5,737                     -                 917               1,749                  667
Long-term obligations                    3,131                 3,819               5,346              11,367               10,754
Accumulated deficit                   (193,163)             (174,472)           (152,602)            (116,766)            (72,492)
Total stockholders' equity              17,166                25,100              45,439              67,114               43,850



(1) All shares of convertible preferred stock were automatically converted to common stock upon closing of the Company's initial public offering in July 1997. The Company has reflected the conversion of convertible preferred stock into 11,289 shares of common stock on a pro forma basis as if the shares had been outstanding during 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Factors that May Affect Results," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of April 1, 2002, and we undertake no duty to update this information.

  CORPORATE OVERVIEW

     We discover, develop, manufacture and market companion animal health products, principally for dogs, cats and horses. We employ approximately 80 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of pharmaceutical, vaccine and diagnostic products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe, principally for companion animals. In addition to manufacturing companion animal health products for marketing and sale by Heska, our Diamond Animal Health subsidiary manufactures food animal vaccines and other food animal products that are marketed and distributed by other animal health companies.

  OUR BUSINESS

     We currently market our products in the United States to veterinarians through approximately 20 independent third-party distributors and through a direct sales force. Nearly one-half of these domestic distributors purchase the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales.

     Our business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Prior to June 30, 2000, we also had a third reportable segment, Allergy Treatment, which represented the operations of a subsidiary sold as of June 23, 2000. Within the Companion Animal Health segment there are two major product groupings which we define as pharmaceuticals, vaccines and diagnostics (PVD) and veterinary diagnostic and patient monitoring instruments. These products are sold through our operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, there is one major product grouping, food animal vaccine and pharmaceutical products. We manufacture these food animal products at our Diamond Animal Health subsidiary, located in Des Moines, Iowa.

     Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform these sponsored research and development projects for both companion animal and food animal purposes.

  ACQUISITIONS AND DISPOSITIONS

     In 1996, we expanded into a fully-integrated research, development, manufacturing and marketing company by acquiring Diamond Animal Health, a licensed pharmaceutical and biological manufacturing facility in Des Moines, Iowa, accounted for as a purchase. We acquired Center Laboratories, an FDA and USDA licensed manufacturer of allergy immunotherapy products located in New York in 1997, accounted for as a purchase. Center was sold effective June 23, 2000. Also in 1997, we expanded internationally with the acquisitions of Heska UK, a veterinary diagnostic laboratory in England and Heska AG (formerly Centre Medical des Grand'Places S.A.) in Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe, accounted for as a purchase. Heska UK was sold effective January 31, 2000. In 1998, we acquired Sensor Devices, Inc., a manufacturer and marketer of patient monitoring devices located in Waukesha, Wisconsin, accounted for as a pooling. These operations were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999 and the facility was closed.

  CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

     * The Company generates its revenues through sale of products, licensing of technology and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

          - Persuasive evidence of an arrangement exists;
          - Delivery has occurred or services rendered;
          - Price is fixed or determinable; and
          - Collectibility is reasonably assured.

       Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received with an appropriate provision for returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed.

       In addition to its direct sales force, the Company utilizes third-party distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory.

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

     * Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.

     * Foreign currency translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income (loss). Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

  RESULTS OF OPERATIONS

     The following table summarizes our operations for our three most recent fiscal years.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------
                                                                        2001                 2000                1999
                                                                -------------------  -------------------  ------------------
                                                                                        (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Products, net:
    Pharmaceuticals, vaccines and diagnostics                     $    16,704          $    13,961           $   12,716
    Veterinary medical instruments                                     16,018               14,194               12,106
    Food animal products                                               13,664               18,203               12,086
    Sold businesses and other                                               -                3,191               13,383
                                                                  ------------         -----------           ----------
    Total product revenues                                             46,386               49,549               50,291
  Research, development and other                                       1,897                3,126                  885
                                                                  ------------         -----------           ----------
    Total revenues                                                     48,283               52,675               51,176
Cost of products sold                                                  28,655               33,299               36,386
                                                                  ------------         -----------           ----------
                                                                       19,628               19,376               14,790
                                                                  ------------         -----------           ----------
Operating expenses:
  Selling and marketing                                                13,981               14,788               15,073
  Research and development                                             13,565               14,929               17,042
  General and administrative                                            7,882                9,457               11,231
  Amortization of intangible assets and deferred compensation             299                  903                2,228
  Loss on sale of assets                                                    -                  204                2,593
  Restructuring expenses and other                                      2,023                  435                1,210
                                                                  -----------          -----------           ----------
    Total operating expenses                                           37,750               40,716               49,377
                                                                  -----------          -----------           ----------
Loss from operations                                                  (18,122)             (21,340)             (34,587)
Other income (expense)                                                   (569)                (530)              (1,249)
                                                                  -----------          -----------           ----------
Net loss                                                          $   (18,691)         $   (21,870)          $  (35,836)
                                                                  ===========          ===========           ==========
Basic net loss per share                                          $     (0.48)         $     (0.65)          $    (1.31)
                                                                  ===========          ===========           ==========


  REVENUES

     Total revenues, which include product revenues, sponsored research and development and other revenues, decreased 8% to $48.3 million in 2001 compared to $52.7 million in 2000. The 2000 total revenues of $52.7 million increased 3% compared to $51.2 million in 1999. The total reported revenue included approximately $3.2 million in 2000 and $13.4 million in 1999 from businesses sold and non-strategic product lines discontinued during those years. In 2000, we recorded $1.3 million in non-recurring revenue related to the sale of the worldwide rights to one of our products. Sales to one customer, AGRILABS, represented 16% and 17% of total revenues in 2001 and 2000, respectively, and sales to another customer, Bayer, represented 12% of total revenues in 1999. We expect our total 2002 revenues to be higher than 2001 for all product groups as we introduce our new canine early renal disease diagnostic and record full-year revenues for products introduced in the prior year.

     Product revenues decreased 6% to $46.4 million in 2001 compared to $49.5 million in 2000. Product revenues decreased 2% to $49.5 million in 2000 compared to $50.3 million in 1999.

     Our PVD product group had increased revenues of 20% in 2001 and 10% in 2000 on a year-to-year basis. Both of these annual increases were driven primarily by higher domestic sales of our heartworm diagnostic products and equine influenza vaccine, as well as growth in our export sales of both products. We introduced the equine influenza vaccine in 2000 and in 2001 we introduced our E-SCREEN allergy product. In 2002, we introduced our E.R.D.-SCREEN Urine Test canine renal product. We expect PVD product revenues to increase in 2002 due primarily to this introduction.

     Revenues from the Instruments product group increased 12% to $16.0 million in 2001 and 17% to $14.2 million in 2000 over the respective prior year. The 2001 increase is primarily attributable to the introduction of our new blood chemistry instrument and solid growth in consumables and reagents as more instruments have been placed in service each year. During 2000 we experienced significant growth in the sales of our portable analyzer and hematology instrument and the related consumables and reagents. Instrument product revenues in 2002 should continue to grow at a rate equal to or greater than 2001 due to a full year of sales for our blood chemistry instrument introduced in 2001 and increased sales for consumables and reagents with more instruments placed in service.

     Diamond Animal Health reported 25% lower revenues in 2001 declining to $13.6 million versus the prior year revenues of $18.2 million due to reduced orders from a significant vaccine customer. Revenues at Diamond increased 51% in 2000 over the 1999 total of $12.1 million due to increases in contract vaccine manufacturing for food animals. We expect higher sales at Diamond in 2002 with growth primarily in our bovine vaccine products.

     Revenues from sponsored research and development and other decreased 39% to $1.9 million in 2001 from $3.1 million in 2000. Included in the total for 2000 is $1.3 million of revenue from the sale of our worldwide rights to the PERIOceutic Gel product. Revenues from sponsored research and development and other increased 244% to $3.1 million in 2000 from $900,000 in 1999 due to the sale of the product rights and an increase in the number of funded research projects. Our revenues from sponsored research and development are anticipated to be significantly lower in 2002 due to fewer large research projects for third parties.

  COST OF PRODUCTS SOLD

     Cost of products sold totaled $28.7 million in 2001 compared to $33.3 million in 2000, and the resulting gross profit from product sales for 2001 increased to $17.7 million from $16.3 million in 2000. Our gross margin percentage on products sold was 38% in 2001, compared to 33% in 2000. During 2001, our gross margin improved as our product mix included a higher percentage of our proprietary PVD products with higher gross margins. Also during fiscal 2000 we sold businesses and eliminated various product lines that did not meet gross profit expectations.

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

     We expect our gross margin percentage to continue to increase in 2002 as we sell more higher-margin PVD products plus reagents and consumables related to the increased number of instruments in use in the marketplace. We also expect to benefit from an improved cost structure at Diamond. This expected gross margin percentage increase will be at a slower pace than prior years because, in part, it will be somewhat offset by the recent change in our distribution strategy which incorporates a larger reliance on third-party distributors for the sale of our products.

  OPERATING EXPENSES

     Selling and marketing expenses decreased over 5% to $14.0 million in 2001 as compared to $14.8 million in 2000, due to the sale of certain businesses. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel, commissions paid to contract sales personnel and expenses of product advertising and promotion. We expect lower selling and marketing expenses in 2002 as we rely more heavily on third-party distributors rather than our own direct sales force to generate sales of our products to veterinarians. Selling and marketing expenses remained relatively flat with $14.8 million in 2000 as compared to $15.1 million in 1999, due to the sale of certain businesses offset by the introduction and marketing costs for new products.

     Research and development expenses decreased nearly 9% to $13.6 million in 2001 from $14.9 million in 2000 and $17.0 million in 1999. The decreases are due to a greater focus on companion animal product opportunities and tight cost control. We expect a similar decrease in these expenses in 2002 for the same reasons.

     General and administrative expenses decreased 17% to $7.9 million in 2001 from $9.5 million in 2000 and $11.2 million in 1999. The year-over-year decreases are due to the sale of certain businesses and tight cost control at all operations. We expect general and administrative expenses to continue to decrease in 2002 with continued tight cost control.

     The amortization of goodwill and other intangibles resulted in a non-cash charge to operations of $270,000, $255,000 and $1.6 million in 2001, 2000 and 1999, respectively. The decrease after 1999 is due to the sale of Heska UK and the write-down of goodwill and certain intangible assets in 1999. The amortization of deferred compensation resulted in a non-cash charge to operations in 2001 of approximately $29,000 compared to $648,000 and $629,000 in 2000 and 1999, respectively. The 2000 and 1999 amortization of deferred compensation represents current period costs associated with options issued to employees during 1996 and 1997 in which the deemed value of the common stock for accounting purposes on the date of grant exceeded the exercise price of the options. The compensation costs were recognized over the service period and the related deferred compensation was fully amortized as of December 31, 2000. We have adopted SFAS 142 and therefore, will no longer be amortizing the goodwill associated with our purchase of CMG. During fiscal 2001, we recognized $210,000 of amortization related to this goodwill.

     The loss on sale of assets in 2000 reflects the write-down to net book value of certain assets held for sale, offset by the gain on the sale of Center of approximately $151,000.

     We recorded a restructuring charge of approximately $1.5 million in the fourth quarter of 2001 related to the change in our distribution strategy and to the consolidation of our European operations into one facility. We also recognized approximately $500,000 of non-recurring expenses resulting from management's decision to not pursue a strategic transaction after extensive evaluation.

     During the first quarter of 2000, we recorded a $435,000 restructuring charge related to the rationalization of our business operations at Diamond. Diamond reduced the size of its workforce and vacated a warehouse and distribution facility no longer needed when we decided to discontinue manufacturing of certain low margin human healthcare products.

  OTHER

     Interest income decreased to $324,000 in 2001 as compared to $1.0 million in 2000 and $1.6 million in 1999 as we continued to fund our operations with available cash. Interest income is expected to continue to decrease in the future as we continue to use cash to fund our business operations. Interest expense decreased to $587,000 in 2001 from $1.2 million in 2000 and $1.9 million as we reduced our debt and capital leases from $17.1 million at the beginning of 1999 to less than $8.7 million at the end of fiscal 2001.

     Other expense decreased to $306,000 from $361,000 in 2000 and nearly $1.0 million in 1999. The higher losses in 1999 were primarily due to losses realized on the sale of certain long-term interest-bearing government securities during that year.

  NET LOSS

     Our net loss decreased to $18.7 million in 2001 compared to $21.9 million in 2000 and $35.8 million in 1999. The improvement is the result of significantly higher gross margin percentages on product sales from year-to-year, a $11.6 million reduction in operating expenses including certain unprofitable businesses that were sold and tight cost control in all areas of our business. We are expecting a net loss in 2002 substantially lower than the net loss in 2001 as we anticipate revenue growth in each of our primary product groups, slightly higher gross profit margins on product sales and continued disciplined management of our operating expenses.

  LIQUIDITY AND CAPITAL RESOURCES

     We have incurred negative cash flow from operations since inception in 1988. For the year ended December 31, 2001, we had total revenues of $48.3 million and a net loss of $18.7 million. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At December 31, 2001, we had cash and cash equivalents of $5.7 million.

     We recently amended our credit agreement with our lender to obtain a waiver of certain covenants under our revolving line of credit as of December 31, 2001, set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

     * obtaining new loans secured by unencumbered assets;
     * sale of various products or marketing rights;
     * licensing of technology;
     * sale of various assets; and
     * sale of additional equity or debt securities.

     At December 31, 2001, we had outstanding obligations for long-term debt and capital leases totaling $2.9 million primarily related to two term loans with Wells Fargo Business Credit. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at December 31, 2001 of $1.8 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.5 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at December 31, 2001 of approximately $688,000 payable in installments of $18,667 plus interest, with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.25%. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at year-end of $41,000 and $54,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells Fargo. We also had $240,000 of equipment financing which was paid in full in January 2002. Our capital lease obligations totaled $161,000 at year-end 2001.

     We also have a $10.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Available borrowings under this line of credit are based upon percentages of our eligible domestic accounts receivable and domestic inventories. Interest is charged at a stated rate of prime plus 1% and is payable monthly. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 13, 2002, we negotiated our covenants for 2002 and obtained a waiver of certain financial covenants at December 31, 2001. The line of credit has a maturity date of May 31, 2003. At December 31, 2001, our outstanding borrowings under the line of credit were $5.7 million and we had remaining available borrowing capacity of $2.2 million.

     Net cash used in operating activities was $14.1 million in 2001, compared to $15.9 million in 2000. Accounts payable and accrued liabilities increased by $2.9 million in 2001 related to the $2.0 million of restructuring expense and other, as well as increases in accrued commissions, royalties and incentive compensation. Accounts receivable increased by $2.0 million compared to the fourth quarter of 2000 due to the 29% increase in revenues during the fourth quarter of 2001. Net cash used in operating activities in 1999 was $33.2 million compared to $14.1 million in 2001. This significant decrease when compared to the current year is primarily due to a $17.1 million decrease in the net loss over the past two fiscal years.

     Net cash flows from investing activities provided us with $1.9 million during 2001, compared to $25.2 million and $20.3 million of cash provided in 2000 and 1999, respectively. The cash provided in 2001 resulted from the sale of our marketable securities offset by capital expenditures for the year. The cash provided in 2000 resulted primarily from the sale of $20.0 million of marketable securities and the sale of Center Laboratories for approximately $6.0 million. This cash was used to fund our fiscal 2000 operations and debt repayments. The cash provided in 1999 was from proceeds from the sale of marketable securities offset by the purchase of marketable securities and capital expenditures. This cash was used to fund operations in 1999 and debt repayments. Expenditures for property and equipment totaled $840,000, $1.2 million and $3.3 million in 2001, 2000 and 1999, respectively. We currently expect to spend approximately $500,000 in 2002 for capital equipment, including expenditures to upgrade certain manufacturing operations to improve efficiencies and to assure ongoing compliance with regulatory requirements. We also expect to begin a major renovation of the roof at our Diamond manufacturing facility with an estimated cost of $1.0-$1.5 million. We expect to finance these expenditures through available cash, equipment leases and secured debt facilities.

     Net cash flows from financing activities provided $14.8 million in cash in 2001, used $7.6 million in 2000 and provided $8.4 million in 1999. Our primary sources of cash from financing activities in 2001 were two private placements of our common stock in February and December with net proceeds of approximately $11.0 million and borrowings under our credit facility of $5.7 million. We repaid debt and capital lease obligations totaling $2.0 million in 2001. Our primary use of cash in 2000 was the repayment of debt and capital lease obligations totaling nearly $8.5 million. The primary source of cash in 1999 was the public offering of common stock in December which provided us with net proceeds of approximately $13.3 million. We also borrowed an additional $971,000 under our available credit facilities. We used cash to repay
$6.5 million of debt and capital lease obligations.

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

     Our financial plan for 2002 indicates that our cash on hand, together with up to $9.1 million of borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2002 and into 2003. However, our actual results may differ from this plan, and we may need to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings. See "Factors that May Affect Results."

     A summary of our contractual obligations at December 31, 2001 is shown below.

                                                              PAYMENTS DUE BY PERIOD
                               -------------------------------------------------------------------------------------
                                   TOTAL           LESS THAN            1-3              4-5              AFTER
                              ---------------        1 YEAR            YEARS            YEARS            5 YEARS
                                                ---------------   ---------------  ---------------   ---------------
CONTRACTUAL OBLIGATIONS
Long-Term Debt                 $    2,763        $      711        $    2,052        $       -         $      -
Capital Lease Obligations             161               104                57                -                -
Line of Credit                      5,737                 -             5,737                -                -
Operating Leases                    2,580               887             1,607               86                -
Unconditional Purchase              2,392                91             1,655              646                -
Obligations
Other Long-Term Obligations           125                 -                 -                -              125
                               ----------        ----------        ----------       ----------        ---------
Total Contractual Cash         $   13,758        $    1,793        $   11,108       $      732        $     125
Obligations                    ==========        ==========        ==========       ==========        =========


  NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 2001, we had a net operating loss carryforward, or NOL, of approximately $164.5 million and approximately $2.7 million of research and development tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2021. Our acquisition of Diamond resulted in a "change of ownership" under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the amount of NOL's incurred prior to the merger that we may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of research and development tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our total NOL carryforwards.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish a new accounting standard for goodwill acquired in a business combination. These continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change from prior practice. The Company recorded $211,000 of amortization expense during the year ended December 31, 2001 relating to goodwill that will not be amortized beginning January 1, 2002. Furthermore, the Company will be required to conduct an annual impairment test of its goodwill. The Company has not yet quantified the impact, if any, that this impairment test will have on the results of its operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used, or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

  FACTORS THAT MAY AFFECT RESULTS

     Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

  WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE PROFITABILITY IN THE FUTURE.

     We have incurred net losses since our inception in 1988 and, as of December 31, 2001, we had an accumulated deficit of $193.2 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

  WE ARE NOT GENERATING POSITIVE CASH FLOW AND MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

     We have incurred negative cash flow from operations since inception in 1988. For the year ended December 31, 2001, we had total revenues of $48.3 million and a net loss of $18.7 million. Our financial plan for 2002 indicates that our cash on hand, together with up to $9.1 million of borrowings expected to be available under our revolving line of credit should be sufficient to fund our operations through 2002 and into 2003. However, our actual results may differ from this plan, and we may need to raise additional capital in the future.

     We recently amended our credit agreement with our lender to obtain a waiver of certain covenants under our revolving line of credit as of December 31, 2001, set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

     * obtaining new loans secured by unencumbered assets;
     * sale of various products or marketing rights;
     * licensing of technology;
     * sale of various assets; and
     * sale of additional equity or debt securities.

     Additional capital may not be available on acceptable terms, if at all.
The public markets may remain unreceptive to equity financings, and we may not be able to obtain additional private equity financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available, and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

  WE MUST MAINTAIN VARIOUS FINANCIAL AND OTHER COVENANTS UNDER OUR REVOLVING LINE OF CREDIT AGREEMENT.

     Under our revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants are requirements for monthly minimum book net worth, minimum quarterly net income and minimum cash balances or liquidity levels. We have obtained modifications and a waiver of these covenants in the past.

     Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003. We intend to rely on available borrowings under the credit agreement to fund our operations through 2002 and into 2003. If we are unable to borrow funds under this agreement, we will need to raise additional capital to fund our cash needs and continue our operations.

  WE HAVE LIMITED RESOURCES TO DEVOTE TO PRODUCT DEVELOPMENT AND
COMMERCIALIZATION. IF WE ARE NOT ABLE TO DEVOTE ADEQUATE RESOURCES TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS.

     Our strategy is to develop a broad range of products addressing companion animal healthcare. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

     * improve market acceptance of our current products;
     * complete development of new products; and
     * successfully introduce and commercialize new products.

     We have introduced some of our products only recently and many of our products are still under development. Among our recently introduced products are SOLO STEP CH Batch Test Strips for testing heartworm infection in dogs, E.R.D.-SCREEN Urine Test for detecting albumin in canine urine, ALLERCEPT E-SCREEN Test for assessing allergies in dogs, and SPOTCHEMT EZ, a compact system for measuring animal blood chemistry. We currently have under development or in preliminary clinical trials a number of products, including a gene based therapy for canine cancer. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate revenues will decrease.

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

  WE MUST OBTAIN AND MAINTAIN COSTLY REGULATORY APPROVALS IN ORDER TO MARKET OUR PRODUCTS.

     Many of the products we develop and market are subject to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

     Our Flu AVERT I.N. Vaccine, SOLO STEP CH, SOLO STEP FH and SOLO STEP Batch Test Strips each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH and SOLO STEP Batch Test Strips are pending approval by the CFIA. SOLO STEP CH has also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. In addition, our Trivalent Intranasal/Intraocular Vaccine has also received United States regulatory approval. U.S. regulatory approval by the USDA is currently pending for our Feline ImmuCheck Assay, Canine Cancer Gene Therapy, Giardia + Crypto-Screen Fecal Test and Trivalent Intranasal/Intraocular Vaccine - Second Generation products.

     The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. For example, the Flu AVERT I.N. vaccine for equine influenza was not approved until six months after the date on which we expected approval.
This delay caused us to miss the initial primary selling season for equine influenza vaccines, and we believe it delayed the initial market acceptance of this product. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

     Among the conditions for certain regulatory approvals is the requirement that our manufacturing facilities or those of our third party manufacturers conform to current Good Manufacturing Practices or other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

  FACTORS BEYOND OUR CONTROL MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, AND SINCE MANY OF OUR EXPENSES ARE FIXED, THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

     We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

     * results from Diamond;
     * the introduction of new products by us or by our competitors;
     * our recent change in distribution strategy;
     * market acceptance of our current or new products;
     * regulatory and other delays in product development;
     * product recalls;
     * competition and pricing pressures from competitive products;
     * manufacturing delays;
     * shipment problems;
     * product seasonality; and
     * changes in the mix of products sold.

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

  OUR LARGEST CUSTOMER ACCOUNTED FOR OVER 15% OF OUR REVENUES FOR THE PREVIOUS TWO YEARS, AND THE LOSS OF THAT CUSTOMER OR OTHER CUSTOMERS COULD HARM OUR OPERATING RESULTS.

     We currently derive a substantial portion of our revenues from sales by our subsidiary, Diamond, which manufactures several of our products and products for other companies in the animal health industry. Revenues from one contract between Diamond and Agri Laboratories, Ltd., comprised approximately 16% of our total revenues in 2001 and 17% of our total revenues in 2000. That contract expires in 2004 and is automatically renewed unless either party does not wish to renew. We are currently in negotiations with Agri Laboratories to modify and extend this agreement, but there is no assurance we will be successful. If Agri Laboratories does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 12% of our revenues in 2001. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

  WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

     We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as Wyeth, Bayer, IDEXX, Intervet, Merial, Novartis, Pfizer, Pharmacia and Schering Plough, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than us.
In addition, we believe that IDEXX prohibits its distributors from selling competitors' products, including our SOLO STEP heartworm diagnostic products and medical diagnostic instruments. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve profitability will be limited.

  WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR PRODUCTS AND HAVE RECENTLY MODIFIED OUR DISTRIBUTION STRATEGY.

     The market for companion animal healthcare products is highly fragmented, with discount stores and specialty pet stores accounting for a substantial percentage of sales of certain products. Because our proprietary products are available only by prescription and our medical instruments require technical training, we sell our companion animal health products only to veterinarians. Therefore, we may fail to reach a substantial segment of the potential market.

     We currently market our products in the United States to veterinarians through approximately 20 independent third party distributors and through a direct sales force. Nearly one-half of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days' notice and IDEXX, our largest competitor, prohibits its distributors from selling competitors' products, including ours. For example, one of our largest distributors recently informed us that they would no longer carry our heartworm diagnostic products or our chemistry or hematology instruments because they wish to carry products from one of our competitors.

     We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease. Furthermore, the recent change in our distribution strategy and our expected increase in sales from distributors and decrease in direct sales may have a negative impact on our gross margins.

  WE HAVE GRANTED THIRD PARTIES SUBSTANTIAL MARKETING RIGHTS TO CERTAIN OF OUR EXISTING PRODUCTS AS WELL AS PRODUCTS UNDER DEVELOPMENT. IF THE THIRD PARTIES ARE NOT SUCCESSFUL IN MARKETING OUR PRODUCTS OUR SALES MAY NOT INCREASE.

     Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes SOLO STEP CH in Japan, and Novartis Animal Health Canada, Inc. distributes our FLU AVERT I.N. vaccine in Canada. In addition, we have entered into agreements with Novartis and Eisai Inc. to market or co-market certain of the products that we are currently developing. Also, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline.

  WE MAY FACE COSTLY INTELLECTUAL PROPERTY DISPUTES.

     Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We have United States and foreign-issued patents and are currently prosecuting patent applications in the United States and with various foreign countries. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology, and this litigation remains ongoing. We may become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

  OUR TECHNOLOGY AND THAT OF OUR COLLABORATORS MAY BECOME THE SUBJECT OF LEGAL ACTION.

     We license technology from a number of third parties, including Quidel Corporation, Genzyme Corporation, Diagnostic Chemicals, Ltd., Valentis, Inc., Corixa Corporation, Roche, New England Biolabs, Inc. and Hybritech Inc., as well as a number of research institutions and universities. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. It is our policy that when we receive such notices, we conduct investigations of the claims they assert. With respect to the notices we have received to date, we believe, after due investigation, that we have meritorious defenses to the infringement claims asserted. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

  WE HAVE LIMITED MANUFACTURING EXPERIENCE AND CAPACITY AND RELY SUBSTANTIALLY ON THIRD-PARTY MANUFACTURERS. THE LOSS OF ANY THIRD-PARTY MANUFACTURERS COULD LIMIT OUR ABILITY TO LAUNCH OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL.

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

   * Our manufacturing facilities and those of some of our third-party manufacturers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices regulations and similar foreign standards, and we do not have control over our third party manufacturers' compliance with these regulations and standards;

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

     For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed several point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We license DNA delivery and manufacturing technology from Valentis Inc. and distribute chemistry analyzers for Arkray, Inc. We also have worked with i-STAT Corporation to develop portable clinical analyzers for dogs and Diagnostic Chemicals, Ltd. to develop the E.R.D.-SCREEN Urine Test, and we are working with 3-Dimensional Pharmaceuticals, Inc. to develop pharmaceutical products. One or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

  WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS. IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO ACHIEVE OUR GOALS.

     Our future success is substantially dependent on the efforts of our senior management and scientific team, particularly Dr. Robert B. Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of our business, we depend substantially on our ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities. Although we have an employment agreement with Dr. Grieve, he is an at-will employee, which means that either party may terminate his employment at any time without prior notice. If we lose the services of, or fail to recruit, key scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

  WE MAY FACE PRODUCT RETURNS AND PRODUCT LIABILITY LITIGATION AND THE EXTENT
OF OUR INSURANCE COVERAGE IS LIMITED. IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS RESULTING FROM DEFECTS IN OUR PRODUCTS, WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR SALES COULD DECLINE.

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

  WE MAY BE HELD LIABLE FOR THE RELEASE OF HAZARDOUS MATERIALS, WHICH COULD RESULT IN EXTENSIVE CLEAN UP COSTS OR OTHERWISE HARM OUR BUSINESS.

     Our products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result. Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations. In addition, we may incur substantial costs to comply with environmental regulations as we expand our manufacturing capacity.

  WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH MAY AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.50 to a high of $1.50. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

  IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED AND BECOME ILLIQUID.

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds as needed, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00. During the year ended December 31, 2001, our minimum bid price at times fell below $1.00, and on March 26, 2002, was $1.06. If the minimum bid price of our common stock were to drop below $1.00 and remain below $1.00 for 30 consecutive trading days, or if we were unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market.

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

  THE REGISTRATION OF SHARES FROM OUR RECENT PRIVATE PLACEMENT WILL INCREASE THE NUMBER OF SHARES AVAILABLE FOR RESALE IN THE PUBLIC MARKET.

     We recently filed a registration statement on Form S-3 with the SEC to register the shares sold in a private offering in December 2001. The sale into the public market of the common stock sold in the offering could adversely affect the market price of our common stock. Most of our shares of common stock outstanding are eligible for immediate and unrestricted sale in the public market at any time. Once the registration statement on Form S-3 is declared effective, the 7,792,768 shares of common stock covered by the Form S-3 will be eligible for immediate and unrestricted resale into the public market. The presence of these additional shares of common stock in the public market may further depress our stock price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. During 2001, we entered into a series of forward contracts for the purchase of Japanese yen to be used for the purchase of inventory. As of December 31, 2001, all of these forward contracts had been settled.

  INTEREST RATE RISK

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At December 31, 2001, approximately $8.2 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.82%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed 1% increase in interest rates. If market rates increase by 1% during the fiscal year ended December 31, 2002, we would experience an increase in interest expense of approximately $82,000 based on our outstanding balances as of December 31, 2001.

  FOREIGN CURRENCY RISK

     At December 31, 2001, we had a wholly-owned subsidiary located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the fiscal year ended December 31, 2002, we would experience an increase/decrease in our foreign currency gain/loss of approximately $100,000 based on the investment in foreign subsidiaries as of and for the fiscal year ended December 31, 2001.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                HESKA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            PAGE
                                                          ---------
Report of Independent Public Accountants                     36
Consolidated Balance Sheets as of December 31, 2001 and      37
   2000
Consolidated Statements of Operations and Comprehensive      38
   Loss for years ended December 31, 2001, 2000, and 1999
Consolidated Statements of Shareholders' Equity for the      39
   years ended December 31, 2001,2000, and 1999
Consolidated Statements of Cash Flows for the years          40
   ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements                   41





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heska Corporation:

     We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                   /S/ ARTHUR ANDERSEN LLP

Denver, Colorado,
February 1, 2002 except with respect
to the matter discussed in Note 15, as
to which the date is March 13, 2002.



                       HESKA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           DECEMBER 31,
                                            ------------------------------------------
                                                    2001                 2000
                                            -------------------- --------------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                  $          5,710       $         3,176
  Marketable securities                                     -                 2,482
  Accounts receivable, net of allowance
   for doubtful accounts of $501 and
   $431, respectively                                  10,313                 8,433
  Inventories                                           8,589                 8,716
  Other current assets                                  1,063                   742
                                             ----------------       ---------------
     Total current assets                              25,675                23,549
Property and equipment, net                            10,118                12,901
Intangible assets, net                                  1,400                 1,457
Other assets                                              564                 1,253
                                             ----------------       ---------------
     Total assets                            $         37,757       $        39,160
                                             ================       ===============



                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $          4,263        $        3,370
  Accrued liabilities                                   6,302                 4,258
  Deferred revenue                                        343                   467
  Line of credit                                        5,737                     -
  Current portion of capital lease
    obligations                                           104                   584
  Current portion of long-term debt                       711                 1,562
                                             ----------------       ---------------
     Total current liabilities                         17,460                10,241
Capital lease obligations, net of current
  portion                                                  57                   138
Long-term debt, net of current portion                  2,052                 2,670
Deferred revenue and other long-term                    1,022                 1,011
liabilities                                  ----------------       ---------------
     Total liabilities                                 20,591                14,060
                                             ----------------       ---------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000
  shares authorized; none issued or
  outstanding                                              -                      -
Common stock, $.001 par value, 75,000,000
  shares authorized; 47,842,198 and
  34,072,640 shares issued and outstanding,
  respectively                                            48                     34
Additional paid-in capital                           211,589                199,789
Deferred compensation                                   (681)                     -
Accumulated other comprehensive loss                    (627)                  (251)
Accumulated deficit                                 (193,163)              (174,472)
                                             ---------------         --------------
  Total stockholders' equity                          17,166                 25,100
                                             ----------------        --------------
Total liabilities and stockholders' equity   $        37,757         $       39,160
                                             ===============         ==============



           See accompanying notes to consolidated financial statements



                       HESKA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                             YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                         2001                         2000                         1999
                                                  ------------------          -------------------          --------------------
Revenues:
   Products, net of sales returns and allowance   $           46,386            $          49,549          $             50,291
   Research, development and other                             1,897                        3,126                           885
                                                  ------------------            -----------------          --------------------
      Total revenues                                          48,283                       52,675                        51,176
Cost of products sold                                         28,655                       33,299                        36,386
                                                  ------------------            ------------------         --------------------
                                                              19,628                        19,376                       14,790
                                                  ------------------            ------------------         --------------------
Operating expenses:
   Selling and marketing                                     13,981                         14,788                       15,073
   Research and development                                  13,565                         14,929                       17,042
   General and administrative                                 7,882                          9,457                       11,231
   Amortization of intangible assets and
     deferred compensation                                      299                            903                        2,228
   Loss on sale of assets                                         -                            204                        2,593
   Restructuring expenses and other                           2,023                            435                        1,210
                                                  -----------------             ------------------         --------------------
      Total operating expenses                               37,750                         40,716                       49,377
Loss from operations                                        (18,122)                       (21,340)                     (34,587)
Other income (expense):
   Interest income                                              324                            986                        1,611
   Interest expense                                            (587)                         1,155)                      (1,857)
   Other, net                                                  (306)                          (361)                      (1,003)
                                                  -----------------             ------------------         --------------------
Net loss                                          $         (18,691)            $          (21,870)        $            (35,836)
                                                  -----------------             ------------------         --------------------
Other comprehensive income (loss):
   Foreign currency translation adjustments                    (133)                          (121)                         (88)
   Changes in unrealized gain (loss) on
     marketable securities                                       45                            246                         (376)
   Minimum pension liability adjustments                       (175)                             -                            -
   Changes in unrealized gain (loss) on
     forward contracts                                           24                              -                            -
                                                 ------------------             ------------------         --------------------
Other comprehensive income (loss)                              (239)                           125                         (464)
                                                 ------------------             ------------------         --------------------
Comprehensive loss                               $          (18,930)            $          (21,745)        $            (36,300)
                                                 ==================             ==================         ====================
Basic and diluted net loss per share             $            (0.48)            $            (0.65)        $              (1.31)
                                                 ==================             ==================         ====================
Shares used to compute basic and diluted net
  loss per share                                             38,919                         33,782                       27,290
                                                 ==================             ==================         ====================




           See accompanying notes to consolidated financial statements



                       HESKA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                 COMMON STOCK                  ADDITIONAL
                                                     -----------------------------------        PAID-IN              DEFERRED
                                                           SHARES            AMOUNT             CAPITAL            COMPENSATION
                                                     -----------------  -----------------  ------------------   ------------------

Balances, December 31, 1998                                 26,458       $          26      $        185,163     $        (1,277)
    Issuance of common stock for services                       17                   -                   116                   -
    Cashless   exercise  of  warrants  to   purchase
      common stock                                               5                   -                    -                    -
    Issuance  of  common stock upon  the  Company's
      follow-on  public  offering,  net  of  $128   of
      expenses                                               6,500                   7                13,282                   -
    Issuance  of  common stock related  to  options,
      ESPP and other                                           457                   -                   595                   -
    Amortization of deferred compensation                        -                   -                    -                  629
    Interest on stock subscription receivable                    -                   -                    -                    -
    Payments    received   on   stock   subscription
      receivable                                                 -                   -                    -                    -
    Foreign currency translation adjustments                     -                   -                    -                    -
    Unrealized loss on marketable securities                     -                   -                    -                    -
    Net loss                                                     -                   -                    -                    -
                                                      ------------       -------------      ----------------     ----------------
Balances, December 31, 1999                                 33,437                  33               199,156                 (648)
    Issuance of common stock related to options,
      ESPP and other                                           636                   1                   633                    -
    Amortization of deferred compensation                        -                   -                    -                   648
    Interest/payments    on    stock    subscription
      receivable                                                 -                   -                    -                     -
    Foreign currency translation adjustments                     -                   -                    -                     -
    Unrealized gain on marketable securities                     -                   -                    -                     -
    Net loss                                                     -                   -                    -                     -
                                                      ------------       -------------      ---------------      ----------------
Balances, December 31, 2000                                 34,073                  34              199,789                     -
    Issuance of common stock from private
      placements, net of $823 of costs                      12,366                  13               10,880                     -
    Issuance of common stock related to options,
      ESPP                                                     358                   -                  211                     -
    Issuance of restricted stock (Note 8)                    1,045                   1                  709                  (710)
    Deferred compensation recognized                             -                   -                    -                    29
    Foreign currency translation adjustments                     -                   -                    -                     -
    Minimum pension liability                                    -                   -                    -                     -
    Unrealized gain/loss on forward contracts                    -                   -                    -                     -
    Net loss                                                     -                   -                    -                     -
                                                      ------------       -------------      ---------------      ----------------
Balances, December 31, 2001                                 47,842       $          48      $       211,589      $           (681)
                                                      ============       =============      ===============      ================



                                                                               ACCUMULATED
                                                               STOCK               OTHER                                   TOTAL
                                                            SUBSCRIPTION       COMPREHENSIVE         ACCUMULATED        STOCKHOLDERS
                                                             RECEIVABLE            INCOME              DEFICIT             EQUITY
                                                         ------------------  ------------------  ------------------  --------------

Balances, December 31, 1998                               $       (120)       $         88        $    (116,766)     $      67,114
    Issuance of common stock for services                            -                   -                    -                116
    Cashless exercise of warrants to purchase common                 -                   -                    -                  -
      stock                                                          -                   -                    -                  -
    Issuance of common stock upon the Company's follow-
      on public offering, net of $128 of expenses                    -                   -                    -             13,289
    Issuance of common stock related to options, ESPP
     and other                                                       -                   -                    -                595
    Amortization of deferred compensation                            -                   -                    -                629
    Interest on stock subscription receivable                       (7)                  -                    -                 (7)
    Payments received on stock subscription receivable               3                   -                    -                  3
    Foreign currency translation adjustments                         -                  (88)                  -                (88)
    Unrealized loss on marketable securities                         -                 (376)                  -               (376)
    Net loss                                                         -                    -              (35,836)          (35,836)
                                                          ------------        -------------       --------------      ------------
  Balances, December 31, 1999                                     (124)                (376)            (152,602)           45,439
    Issuance of common stock related to options, ESPP
     and other                                                       -                    -                    -               634
    Amortization of deferred compensation                            -                    -                    -               648
    Interest/payments on stock subscription receivable             124                    -                    -               124
    Foreign currency translation adjustments                         -                 (121)                   -              (121)
    Unrealized gain on marketable securities                         -                  246                    -               246
    Net loss                                                         -                    -              (21,870)          (21,870)
                                                         -------------       --------------       --------------      ------------
Balances, December 31, 2000                                          -                 (251)            (174,472)           25,100
    Issuance of common stock from private placements,
     net of $823 of costs                                            -                    -                    -                 -
    Issuance of common stock related to options, ESPP                -                    -                    -            11,814
    Issuance of restricted stock (Note 8)                            -                    -                    -              (710)
    Deferred compensation recognized                                 -                    -                    -                29
    Foreign currency translation adjustments                         -                 (177)                   -              (177)
    Minimum pension liability                                        -                 (175)                   -              (175)
    Unrealized gain/loss on forward contracts                        -                  (24)                   -               (24)
    Net loss                                                         -                    -              (18,691)          (18,691)
                                                         -------------       --------------       --------------      ------------
Balances, December 31, 2001                              $           -       $         (627)      $     (193,163)     $     17,166
                                                         =============       ==============       ==============      ============


           See accompanying notes to consolidated financial statements


                                             HESKA CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                              2001                    2000                    1999
                                                    ----------------------  ----------------------  ----------------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                            $   (18,691)             $   (21,870)            $   (35,836)
   Adjustments to reconcile net loss to cash used
    in operating activities:
       Depreciation and amortization                         3,425                    4,066                   3,864
       Amortization of intangible assets and
         deferred compensation                                 299                      903                   2,228
       Loss on disposition of assets                             -                      445                   2,215
       Changes in operating assets and liabilities:
         Accounts receivable, net                           (1,880)                     155                  (2,993)
         Inventories                                           127                    2,380                  (1,760)
         Other current assets                                 (321)                      18                    (293)
         Other long-term assets                                689                     (229)                 (1,092)
         Accounts payable                                      893                   (2,551)                   (614)
         Accrued liabilities                                 2,044                      449                     498
         Deferred revenue and other long-term
            liabilities                                       (643)                     348                     592
                                                       -----------              -----------             -----------
               Net cash used in operating activities       (14,058)                 (15,886)                (33,191)
                                                       -----------              -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash withdrawn from restricted cash account                   -                        -                     238
   Purchase of marketable securities                             -                        -                 (21,229)
   Proceeds from sale of marketable securities               2,500                   20,000                  44,300
   Proceeds from sale of subsidiary                              -                    6,000                       -
   Proceeds from disposition of property and
     equipment                                                 196                      406                     262
   Purchases of property and equipment                        (839)                  (1,207)                 (3,296)
                                                       -----------              -----------             -----------
              Net cash provided by investing
                activities                                   1,857                   25,199                  20,275
                                                       -----------              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                   11,133                      634                  13,884
   Proceeds from stock subscription receivable                   -                      124                       3
   Proceeds from borrowings                                  5,737                      136                     971
   Repayments of debt and capital lease obligations         (2,039)                  (8,484)                 (6,464)
                                                       -----------              -----------             -----------
               Net cash provided by (used in)
                 financing activities                       14,831                   (7,590)                  8,394
                                                       -----------              -----------             -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (96)                     (46)                    100
                                                       -----------              -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,534                    1,677                  (4,422)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 3,176                    1,499                   5,921
                                                       -----------              -----------             -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $     5,710              $     3,176             $     1,499
                                                       ===========              ===========             ===========



 See accompanying notes to consolidated financial statements





                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products and delivery of diagnostic services to veterinarians. The Company currently conducts its operations through two segments. Through its Companion Animal Health segment, the Company sells pharmaceutical, vaccine and diagnostic products and veterinary diagnostic and patient monitoring instruments, offers diagnostic services, and performs a variety of research and development activities. The operations of this segment are carried out through the Company's facilities in Fort Collins, Colorado, its wholly owned Swiss subsidiary, Heska AG. Through its Animal Health segment, the Company manufactures food animal vaccine and pharmaceutical products that are marketed and distributed by third parties. The operations of this segment are carried out through the Company's wholly owned subsidiary Diamond Animal Health, Inc. ("Diamond"), located in Des Moines, Iowa. Until June 2000, the Company operated through a third segment, Allergy Treatment. This segment operated through the then wholly owned subsidiary Center Laboratories, Inc., a manufacturer of allergy immunotherapy products ("Center").

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenue from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully-integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of
Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and Heska AG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products for use in veterinary and human medicine, primarily in Europe. Each of the Company's acquisitions during this period was accounted for under the purchase method of accounting and accordingly, the Company's financial statements reflect the operations of these businesses only for the periods subsequent to the respective acquisitions. In July 1997, the Company established a new subsidiary, Heska AG, located near Basel, Switzerland, for the purpose of managing its European operations.

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

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 2001 have totaled $193.2 million. During the year ended December 31, 2001, the Company incurred a loss of approximately $18.7 million and used cash of approximately $14.1 million for operations.

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

     Our financial plan for 2002 indicates that our available cash and cash equivalents, together with cash from operations, available borrowings and borrowings we expect to be available under our revolving line of credit facility should be sufficient to satisfy our projected cash requirements through 2002 and into 2003. However, our actual results may differ from this plan and, we may need to raise additional funds at or before such time. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. Included in these amounts were Japanese yen with a value in U.S. dollars of approximately $366,000 which were held in an interest-bearing multi-currency account of a non-U.S. bank. The Company values its Japanese yen at the spot market rate as of the balance sheet date. These yen resulted from settlement of forward contracts entered into for purchases of inventory throughout fiscal 2001. Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $48,000 during the fiscal year ended December 31, 2001. The Company had no Japanese yen at December 31, 2000.

Marketable Securities and Restricted Investments

     The Company classifies its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses, if material, are included as a component of accumulated other comprehensive income.

     At December 31, 2001, the Company had no marketable securities on its balance sheet. At December 31, 2000, these securities, consisting entirely of U.S. government agency obligations, had an aggregate amortized cost, using specific identification, of $2.8 million, with a maximum maturity of approximately three years. The fair market value of marketable securities at December 31, 2000 was approximately $2.5 million. Marketable securities at December 31, 2000 included approximately $281,000 of restricted investments held as collateral for capital leases (See Note 4) and $2.5 million of short-term marketable securities, respectively. The Company realized losses on the sale of certain marketable securities of $22,000 and $111,000 in 2001 and 2000, respectively. These amounts were previously included in other comprehensive income as unrealized losses on marketable securities.

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

Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, notes receivable, capital lease obligations and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2001, approximates the carrying value.

Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made to reduce the carrying value to fair market value.

     Inventories, net of provisions, consist of the following (in thousands):


                                                  DECEMBER 31,
                                         -------------------------------
                                              2001             2000
                                         --------------   --------------

   Raw materials                            $   2,549        $   2,219
   Work in process                              3,223            2,904
   Finished goods                               2,817            3,593
                                            ---------        ---------
                                            $   8,589        $   8,716
                                            =========        =========


Derivative Instruments and Hedging Activities

     The Company utilizes derivative financial instruments to reduce financial market risks. These instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging
Activities," as amended by SFAS No. 138. This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions. The criteria the Company uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts, and options that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts, options and swaps that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated the offsetting gain or loss on the related derivative instrument would be recognized in each period until the instrument matures, is terminated or is sold. See Note 11.

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

     Property and equipment consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                       --------------------------------------------------
                                                        ESTIMATED
                                                       USEFUL LIFE              2001                      2000
                                                    -----------------  ------------------------  ------------------------

   Land                                                    N/A             $      377                $      377
   Building                                          10 to 20 years             2,677                     2,677
   Machinery and equipment                            3 to 15 years            19,220                    19,426
   Leasehold improvements                             7 to 15 years             4,435                     4,066
                                                                           ----------                ----------
                                                                               26,709                    26,546
   Less accumulated depreciation and amortization                             (16,591)                  (13,645)
                                                                           ----------                ----------
                                                                           $   10,118                    12,901
                                                                           ==========                ==========



     Depreciation and amortization expense for property and equipment was $3.4 million, $4.1 million and $3.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Intangible assets consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                         ESTIMATED      -------------------------------------------------
                                                        USEFUL LIFE               2001                      2000
                                                     -----------------  -----------------------  ------------------------
      Customer lists, market presence and goodwill        7 years           $      1,705               $      1,705
      Other intangible assets                          2 to 15 years               1,079                        793
                                                                            ------------               ------------
                                                                                   2,784                      2,498
      Less accumulated amortization                                               (1,384)                    (1,041)
                                                                            ------------               ------------
                                                                            $      1,400               $      1,457
                                                                            ============               ============



     Amortization expense for intangible assets was $270,000, $255,000 and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue Recognition

     The Company generates its revenues through sale of products, licensing of technology, and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 101
"Revenue  Recognition  in  Financial Statements" (SAB  101).   The  Company's
policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

     * Persuasive evidence of an arrangement exists;
     * Delivery has occurred or services rendered;
     * Price is fixed or determinable; and
     * Collectibility is reasonably assured.

     Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received with an appropriate provision for returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed.

     In addition to its direct sales force, the Company utilizes third party distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory.

     License revenue under arrangements to sell product or technology rights is recognized upon the sale and completion by the Company of all obligations under the agreement. Royalties are recognized as products are sold to customers.

     The Company recognizes revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned under a percentage of completion method based on total expected revenues or actual non-refundable cash received to date under the agreement.

Cost of Products Sold

     Royalties payable in connection with certain licensing agreements (See Note
12) are reflected in cost of products sold as incurred.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses were $747,000, $1,508,000 and $790,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

Restructuring Expenses and Other



Income Taxes

     The Company records a current provision for income taxes based on estimated amounts payable refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilative securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At December 31, 2001 and 2000, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 3,901,860 and 3,964,668 shares, respectively, of the Company's common stock and warrants to purchase zero and 1,165,000 shares, respectively, of the Company's common stock.

Comprehensive Loss

     Comprehensive loss includes net loss adjusted for the results of certain stockholders' equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities, unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

Foreign Currency Translation

     The functional currency of the Company's international subsidiaries is the Swiss Franc ("CHF"). Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses, if material, are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in the current operations.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 financial statement presentation.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish a new accounting standard for goodwill acquired in a business combination. These continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change from prior practice. The Company recorded $211,000 of amortization expense during the year ended December 31, 2001 relating to goodwill that will not be amortized beginning January 1, 2002. Furthermore, the Company will be required to conduct an annual impairment test of its goodwill. The Company has not yet quantified the impact, if any, that this impairment test will have on the results of its operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its financial position or results of its operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used, or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

3.CAPITAL LEASE OBLIGATIONS

     The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 2001 and 2000, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $560,000 and $2.5 million and net book value of approximately $242,000 and $740,000, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2004, at interest rates ranging from 4.05% to 20.00% per annum. The equipment under the capital leases serves as security for the leases.

     The future annual minimum required payments under capital lease obligations as of December 31, 2001 were as follows (in thousands):


        YEAR ENDING DECEMBER 31,
        ------------------------
        2002                                              $      116
        2003                                                      46
        2004                                                      10
                                                          ----------
        Total future minimum lease payments                      172
        Less amount representing interest                        (11)
                                                          ----------
        Present value of future minimum lease
          payments                                               161
        Less current portion                                    (104)
                                                          ----------
        Total long-term capital lease obligations         $       57
                                                          ==========


4.RESTRUCTURING EXPENSES

     In the fourth quarter of 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company's products to align with the new distribution model and the cost to close a leased facility in Europe.

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

     Shown below is a reconciliation of restructuring costs for the year ended December 31, 2001 (in thousands):

                                                             ADDITIONS FOR THE  PAYMENTS/CHARGES
                                             BALANCE AT      FISCAL YEAR ENDED     THROUGH          BALANCE AT
                                            DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                2000               2001              2001               2001
                                          ----------------  ----------------  ----------------   ----------------
Severance pay, benefits and relocation
  expenses                                  $       -          $     378          $       -          $     378
Noncancellable leased facility closure
  costs                                           176                 50                176                 50
Products and other                                  -              1,100                  -              1,100
                                            ---------          ---------          ---------          ---------
Total                                       $     176          $   1,528          $     176          $   1,528
                                            =========          =========          =========          =========



     The balance of $1.5 million and $176,000 is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively.



  5.LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                                                        DECEMBER 31,
                                                                       ----------------------------------------------
                                                                                2001                    2000
                                                                       ----------------------  ----------------------
Equipment financing with final payment due in January 2002, stated
  interest rates between 2.7% and 17.9%, secured by certain equipment
  and fixtures                                                            $       240              $      1,218
Promissory note to the Iowa Department of Economic Development
  ("IDED"), due in annual installments through June 2004, with a
  stated interest rate of 3.0% and a 9.5% imputed interest rate, net               41                        54
Promissory note to the City of Des Moines, due in monthly
  installments through May 2004, with a stated interest rate of 3%
  and a 9.5% imputed interest rate, net                                            54                        75
Real estate mortgage loan with a commercial bank, due in monthly installments through September 2003, with a stated interest rate of prime plus 1.25% at December 31, 2001 and 2000 (6.0% and 10.75%,
  respectively)                                                                 1,740                     1,973
Term loan with a commercial bank, secured by machinery and
  equipment, due in monthly installments through December 2004, with a stated interest rate of prime plus 1.25% at December 31, 2001 and
  2000 (6.0% and 10.75%, respectively)                                            688                       912
                                                                          -----------              ------------
                                                                                2,763                     4,232
Less installments due within one year                                            (711)                  ( 1,562)
                                                                          -----------              ------------
                                                                         $      2,052              $      2,670
                                                                         ============              ============



     The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a $10.0 million asset-based revolving line of credit with a stated interest rate of prime plus 1%. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels. The amount available for borrowings under this agreement will be determined based on the borrowing base as defined by the credit agreement. As of December 31, 2001 approximately $2.2 million was available for additional borrowings under the line of credit agreement. The Company was in violation of certain of the financial covenants at December 31, 2001. On March 13, 2002, the Company obtained a waiver of these financial covenants from the bank and also executed an amendment to the credit agreement which extended the maturity date to May 31, 2003. See Note 15.

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

     Maturities of long-term debt as of December 31, 2001 were as follows (in thousands):


   YEAR ENDING DECEMBER 31,
   ------------------------
   2002                                          $        711
   2003                                                 2,028
   2004                                                    24
   Thereafter                                               -
                                                 ------------
                                                 $      2,763
                                                 ============


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

     The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheets (in thousands):

                                                                      DECEMBER 31,
                                                   -------------------------------------------------
                                                             2001                       2000
                                                   ----------------------    -----------------------
Change in benefit obligation:
  Benefit obligation, beginning                        $     1,127               $     1,171
  Service cost                                                   -                         -
  Interest cost                                                 77                        80
  Actuarial loss                                                 5                       (39)
  Benefits paid                                                (67)                      (85)
                                                       -----------               -----------
  Benefit obligation, ending                                 1,142                     1,127
                                                       -----------               -----------

Change in plan assets:
  Fair value of plan assets, beginning                         954                       971
  Actual return on plan assets                                 129                        68
  Employer contribution                                          -                         -
  Benefits paid                                                (67)                      (85)
                                                       -----------               -----------
  Fair value of plan assets, ending                          1,016                       954
                                                       -----------               -----------

Funded status                                                 (125)                     (173)
Unrecognized net actuarial loss                                175                       234
                                                       -----------               -----------
Prepaid benefit cost                                   $        50               $        61
                                                       -----------               -----------

Additional minimum liability disclosures:
  Accrued benefit liability                            $      (125)              $      (173)
                                                       ===========               ===========

Components of net periodic benefit costs:
  Service cost                                         $         -               $         -
  Interest cost                                                 77                        80
  Expected return on plan assets                               (72)                      (73)
  Recognized net actuarial loss                                  6                         7
                                                       -----------               -----------
  Net periodic benefit cost                            $        11               $        14
                                                       ===========               ===========



     Assumptions used by Diamond in the determination of the pension plan information consisted of the following:


                                                             DECEMBER 31,
                                                      ---------------------------
                                                         2001           2000
                                                      -------------  ------------
  Discount rate                                          7.00%          7.00%
  Expected long-term rate of return on plan assets       7.75%          7.75%


7.INCOME TAXES

     As of December 31, 2001 the Company had approximately $164.5 million of net operating loss ("NOL") carryforwards for income tax purposes and approximately $2.7 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2020. In addition, the Company's NOL and tax credit carryforwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. The Company believes that this limitation may affect the eventual utilization of its total NOL carryforwards.

     The Company's NOL's represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

     The components of net loss were as follows (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                   2001                 2000
                                            ------------------   -------------------
     Domestic                               $     (17,816)        $     (20,642)
     Foreign                                         (875)               (1,228)
                                            -------------          ------------
                                            $     (18,691)        $     (21,870)
                                            =============          ============


     Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

                                                                               DECEMBER 31,
                                                             -----------------------------------------------
                                                                       2001                   2000
                                                             ---------------------    ----------------------
Current deferred tax assets (liabilities):
  Inventory                                                      $      142               $       268
  Accrued compensation                                                  134                       121
  Restructuring reserve                                                 574                       254
  Other                                                                 205                       182
                                                                 ----------               -----------
                                                                      1,055                       825
  Valuation allowance                                                (1,055)                     (825)
                                                                 ----------               -----------
   Total current deferred tax assets (liabilities)                        -                         -
                                                                 ----------               -----------

Noncurrent deferred tax assets (liabilities):
  Research and development credits                                    2,748                     3,126
  Deferred revenue                                                      523                        17
  Pension liability                                                      90                        19
  Amortization of intangible assets                                       -                       314
  Gain/loss on assets held for sale                                     559                       (35)
  Property and equipment                                               (626)                     (875)
  Net operating loss carryforwards                                   62,930                    58,874
                                                                 ----------               -----------
                                                                     66,224                    61,440
  Valuation allowance                                               (66,224)                  (61,440)
                                                                 ----------               -----------
   Total noncurrent deferred tax assets (liabilities)            $        -               $         -
                                                                 ==========               ===========


     The components of the income tax expense (benefit) are as follows (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                            -------------------------------------

                                                  2001                2000
                                            ----------------    -----------------

   Deferred income tax benefit:
     Federal                                 $     (4,261)       $     (7,265)
     State                                           (552)               (969)
     Foreign                                         (201)               (490)
                                             -------------       ------------
     Total benefit                                 (5,014)             (8,724)
   Valuation allowance                              5,014               8,724
                                             ------------        ------------
     Total income tax expense (benefit)      $          -        $          -
                                             ============        ============


     The Company's income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------

                                                        2001               2000
                                                   -------------       -------------

   Statutory federal tax rate                            (35%)               (35%)
   State income taxes, net of federal benefit             (3%)                (3%)
   Other permanent differences                            11%                  1%
   Change in valuation allowance                          27%                 37%
                                                      -------             -------
   Effective income tax rate                               0%                  0%
                                                      =======             =======


8.CAPITAL STOCK

Common Stock

     In December 2001, the Company completed a private placement of 7.8 million shares of common stock at a price of $0.77 per share providing the Company with net proceeds of approximately $5.7 million.

     In February 2001, the Company completed a private placement of 4.6 million shares of common stock at a price of $1.247 per share, providing the Company with net proceeds of approximately $5.3 million.

     In December 1999, the Company completed a public offering of 6.5 million shares of common stock at a price of $2.063 per share, providing the Company with net proceeds of approximately $13.3 million.

Stock Option Plans

     The Company has a stock option plan which authorizes granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 2002 was 8,223,728.

     The stock options granted by the board of directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs"). The purchase price for options under all of the plans may be no less than 100% of fair market value for ISOs or 85% of fair market value for NQs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.

SFAS No. 123 ("SFAS 123")

     SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2001, 2000 and 1999, using the Black-Scholes pricing model and the following weighted average assumptions:


                                         2001          2000          1999
                                      ----------    ----------    ----------
     Risk-free interest rate             4.39%         6.26%         5.63%
     Expected lives                    1.7 years    7.59 years     3.5 years
     Expected volatility                  86%           94%           91%
     Expected dividend yield              0%            0%            0%


     To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested dependent upon the income level of the option holder. For measurement purposes, options have been segregated into three income groups, and estimated exercise behavior of option recipients varies from one and one half years to two years from the date of vesting, dependent on income group (less highly compensated employees are expected to have shorter holding periods). All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma basic net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

     The total fair value of options granted was computed to be approximately $1.1 million, $1.7 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $906,000, $2.2 million and $3.6 million for 2001, 2000 and 1999, respectively.

     A summary of the Company's stock option plans is as follows:


                                                                     YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                                    2001                           2000                        1999
                                       -------------------------------   ------------------------   ------------------------
                                                           WEIGHTED                      WEIGHTED                    WEIGHTED
                                                           AVERAGE                       AVERAGE                     AVERAGE
                                                           EXERCISE                      EXERCISE                    EXERCISE
                                          OPTIONS           PRICE         OPTIONS         PRICE       OPTIONS         PRICE
                                       --------------   --------------   ----------    ------------  -------------  ----------

Outstanding at beginning of period       3,964,668       $  4.4979        4,246,183       $ 4.6994      3,209,317     $ 5.1203
 Granted at Market                       1,444,844       $  1.2047          753,700       $ 3.3453      1,725,480     $ 3.4876
 Granted above Market                          431       $  0.9400                -              -              -           -
 Cancelled                              (1,477,500)      $  6.6312         (600,228)      $ 6.5438       (329,820)    $ 6.6815
 Exercised                                 (30,583)      $  0.3649         (434,967)      $ 1.0904       (358,794)    $ 0.8148
                                         ---------                        ---------                     ----------
Outstanding at end of period             3,901,860       $  2.5689        3,964,668       $ 4.4979       4,246,183    $ 4.6994
                                         ==========                       =========                     ==========
Exercisable at end of period             2,399,954       $  2.9447        2,274,489       $ 4.6293       1,973,349    $ 4.1737
                                         ==========                       =========                     ==========




     The weighted average estimated fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $0.7821, $2.3277 and $2.1814, respectively.

     The Company also granted stock options to non-employees in exchange for consulting services, recording deferred compensation based on the estimated fair value of the options at the date of grant. Deferred compensation was amortized over the applicable service periods. The amortization of deferred compensation resulted in a non-cash charge to operations of $648,000 and $629,000 in the years ended December 31, 2000 and 1999, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       ------------------------------------------------------   ---------------------------------------
EXERCISE PRICES           NUMBER OF                                 NUMBER OF       WEIGHTED
                           OPTIONS            WEIGHTED                               OPTIONS
                         OUTSTANDING          AVERAGE           WEIGHTED           EXERCISABLE
                             AT              REMAINING           AVERAGE                AT                AVERAGE
                        DECEMBER 31,        CONTRACTUAL          EXERCISE           DECEMBER 31,          EXERCISE
                            2001           LIFE IN YEARS          PRICE                2001                PRICE
                       --------------   -------------------  -----------------  -------------------  -----------------

$0.25 - $1.14                790,988              7.86           $    0.9312            315,836           $   0.6309
$1.19 - $1.20                547,598              4.63           $    1.1999            545,016           $   1.1999
$1.22 - $1.81                835,850              9.19           $    1.2818            438,617           $   1.3000
$2.00 - $3.25                820,580              7.70           $    2.4252            480,808           $   2.5059
$3.37 - $15.00               906,844              7.19           $    2.5689            619,677           $   7.1631
                           ---------                                                 ----------
$0.25 - $15.00             3,901,860              7.50           $    2.5689          2,399,954           $   2.9447
                           =========                                                 ==========


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

     For the years ended December 31, 2001, 2000 and 1999, the weighted-average fair value of the purchase rights granted was $0.35, $0.91 and $1.24 per share, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was approximately $88,161, $112,462 and $96,000 in 2001, 2000 and 1999, respectively, for the ESPP.

Restricted Stock Exchange

     On August 9, 2001, the Board of Directors approved a proposal to give Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The offer closed on September 28,2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The fair market value of the restricted stock at the time of the exchange was $0.68 per share. The restricted stock vests over 48 months beginning November 1, 2001. This exchange resulted in deferred compensation of approximately $710,000 that is being recognized over the vesting period of the restricted stock. The Company recognized $29,000 of non-cash compensation expense from this exchange in 2001.
Pro Forma Basic Net Loss per Share under SFAS 123

     If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS 123, the Company's net loss would have been reported as follows (in thousands, except per share amounts):


                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                          2001               2000              1999
                                    -----------------  ----------------  ---------------

Net loss:
  As reported                        $   (18,691)       $    (21,870)     $   (35,836)
                                       =========           =========        =========
  Pro forma                          $   (19,597)       $    (24,143)     $   (39,564)
                                       =========           =========        =========
Basic net loss per share:
  As reported                        $     (0.48)       $      (0.65)     $     (1.31)
                                       =========           =========        =========
  Pro forma                          $     (0.50)       $      (0.71)     $     (1.45)
                                       =========           =========        =========




  9.MAJOR CUSTOMERS

     The Company had sales of greater than 10% of total revenues to only one customer during the years ended December 31, 2001, 2000 and 1999. One customer who represented 16% and 17% of total revenues in 2001 and 2000, respectively, and a different customer who represented 12% of total revenues 1999, purchased vaccines from Diamond. One customer represented 24% of total accounts receivable at December 31, 2001.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION




                                                     YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                            2001              2000              1999
                                      ---------------  -----------------  -----------------
                                                         (IN THOUSANDS)

 Cash paid for interest              $      587         $      1,155        $     1,857
 Purchase of assets under direct     $        -         $         45        $       193
   capital lease financing




  11. HEDGING ACTIVITIES

     In April 2001, the Company entered into a series of forward contracts to purchase Japanese yen at various dates throughout the remainder of the year.
The yen were used to purchase inventory from a Japanese manufacturer throughout fiscal 2001. These derivative instruments have been designated and qualify as cash flow hedging instruments under the definition provided by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The forward contracts were entered into with settlement dates, and for amounts, that approximately correspond with the Company's projected needs to purchase inventory with the hedged currency. All of these forward contracts have been settled as of December 31, 2001. These derivative instruments were consistent with the Company's risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. These instruments have been determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of approximately $24,000 has been recorded in Other Comprehensive Loss as of December 31, 2001. This unrealized loss will be reclassified to cost of products sold and recognized as the purchase inventory is sold to customers.
The Company has recognized a loss of approximately $48,000 in cost of products sold during the fiscal year ended December 31, 2001.

     Accumulated gains and losses from derivative contracts is as follows:


                                                                                   2001
                                                                               ------------
   Accumulated derivative gains (losses), December 31, 2000                     $      -
   Unrealized losses on forward contracts                                            (72)
   Realized losses on forward contracts reclassified to current earnings              48
                                                                                  ------
   Accumulated derivative gains (losses), December 31, 2001                          (24)
                                                                                  ======



  12. COMMITMENTS AND CONTINGENCIES

     In November 1998, Synbiotics Corporation ("Synbiotics") filed a lawsuit against the Company in the United States District Court for the Southern District of California in which it alleges that the Company infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. The Company has answered the complaint and no trial date has been set. The Company has obtained legal opinions from outside patent counsel that its heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of the Company's internal evaluations. In September 2000, the U.S. District Court hearing the case granted the Company's request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only one remaining claim, which is scheduled for trial in 2002. While management believes that the Company has valid defenses to Synbiotics' allegations and intends to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company's financial position, its results of operations or cash flow.

     The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2001, 2000 and 1999, royalties of $866,000, $931,000 and $1.0 million became payable under these agreements, respectively.

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

     The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2001 as follows (in thousands):


           YEAR ENDING DECEMBER 31,
          --------------------------

          2002                                  $    878
          2003                                       799
          2004                                       666
          2005                                       108
          2006                                         -
                                                --------
                                                $  2,451
                                                ========



     The Company had rent expense of $861,000, $1.0 million and $1.1 million in 2001, 2000 and 1999, respectively.

13. SEGMENT REPORTING

     Our business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Prior to June 30, 2000, we also had a third reportable segment, Allergy Treatment, which represented the operations of a subsidiary sold as of June 23, 2000. Within the Companion Animal Health segment there are two major product groupings which we define as pharmaceuticals, vaccines and diagnostics (PVD) and veterinary diagnostic and patient monitoring instruments. These products are sold through our operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, there is one major product grouping, food animal vaccine and pharmaceutical products. We manufacture these food animal products at our Diamond Animal Health subsidiary.

     Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform these sponsored research and development projects for both companion animal and food animal purposes.


     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                   COMPANION      FOOD
                                     ANIMAL      ANIMAL      ALLERGY
                                     HEALTH      HEALTH     TREATMENT      OTHER          TOTAL
                                  -----------  ----------   ----------  -------------  ------------

2001:
Revenues:
 PVD                               $ 16,704     $       -      $   -        $      -       $  16,704
 Instruments                         16,018             -          -               -          16,018
 Diamond Animal Health                    -        13,664          -               -          13,664
 Sold businesses and other                -             -          -               -               -
 Research, development and other      1,532           365          -               -           1,897
                                   --------     ---------      -----        --------       ---------
      Total revenues                 34,254        14,029          -               -          48,283

Operating income (loss)             (18,349)        2,250          -          (2,023)(a)     (18,122)
Total assets                         52,102        21,079          -         (35,424)         37,757
Capital expenditures                    420           419          -               -             839
Depreciation and amortization         1,978         1,447          -               -           3,425


(a) Includes restructuring expenses of $1,528 million and $495,000 of other (See Note 4).


                                   COMPANION      FOOD
                                     ANIMAL      ANIMAL      ALLERGY
                                     HEALTH      HEALTH     TREATMENT      OTHER          TOTAL
                                  -----------  ----------   ----------  -------------  ------------

2000:
Revenues:
 PVD                               $  13,961    $      -       $     -    $       -      $  13,961
 Instruments                          14,194           -             -            -         14,194
 Diamond Animal Health                     -      18,203             -            -         18,203
 Sold business and other                   -           -         3,191            -          3,191
 Research, development and other       1,834       1,292             -            -          3,126
                                    --------    --------       -------    ---------      ---------
     Total revenues                   29,989      19,495         3,191            -         52,675

Operating income (loss)              (22,065)      1,539           (24)        (790)(b)    (21,340)
Total assets                          53,109      17,533             -      (31,482)        39,160
Capital expenditures                     724         483             -            -          1,207
Depreciation and amortization          2,277       1,577           212            -          4,066


(b) Includes the write-down of certain fixed assets to their expected net realizable values, resulting in a loss of $355,000 and restructuring expenses of $435,000 (See Note 4).


                                   COMPANION      FOOD
                                     ANIMAL      ANIMAL      ALLERGY
                                     HEALTH      HEALTH     TREATMENT      OTHER          TOTAL
                                  -----------  ----------   ----------  -------------  ------------

1999:
Revenues:
 PVD                               $  12,716    $      _       $     _    $       _      $  12,716
 Instruments                          12,106           _             _            _         12,106
 Diamond Animal Health                     _      12,086             _            _         12,086
 Sold businesses and other               301       3,901          9,181           _         13,383
 Research, development and other         505         380             _            _            885
                                   ---------    --------       --------   ---------      ---------
   Total revenues                     25,628      16,367          9,181           _         51,176

Operating income (loss)              (27,878)     (2,534)          (372)     (3,803)(c)    (34,587)
Total assets                          89,199      22,185          6,376     (46,592)        71,168
Capital expenditures                     743       2,368            185           -          3,296
Depreciation and amortization          2,155       1,294            415           -          3,864


(c) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $2.6 million, restructuring expenses of $1.2 million (See
    Note 4).

     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska, Diamond, Heska Waukesha (through 1999) and Center (through June 2000). Revenues earned in Europe are primarily attributable to Heska UK (through January 2000), Heska AG. There have been no significant exports from North America or Europe.

     During each of the years presented, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands).


                                        NORTH AMERICA       EUROPE        OTHER          TOTAL
                                       ---------------   ------------  ------------  ------------
2001:
Revenues:
  PVD                                   $   15,213        $   1,491     $       -       $   16,704
  Instruments                               15,744              274             -           16,018
  Diamond Animal Health                     13,664                -             -           13,664
  Sold businesses and other                      -                -             -                -
  Research, development and other            1,897                -             -            1,897
                                        ----------        ---------     ---------        ---------
     Total revenues                         46,518            1,765             -           48,283

Operating income (loss)                    (15,782)            (317)       (2,023)(a)      (18,122)
Total assets                                 71,288           1,893       (35,424)          37,757
Capital expenditures                            821              18             -              839
Depreciation and amortization                 3,324             101             -            3,425


(a) Includes restructuring expenses of $1,528 million and $495,000 of other (See Note 4).


                                        NORTH AMERICA       EUROPE        OTHER          TOTAL
                                       ---------------   ------------  ------------  ------------
2000:
Revenues:
  PVD                                   $   12,352        $   1,609     $       -       $   13,961
  Instruments                               13,562              632             -           14,194
  Diamond Animal Health                     18,203                -             -           18,203
  Sold businesses and other                  2,889              302             -            3,191
  Research, development and other            3,126                -             -            3,126
                                         ----------        ---------     ---------        ---------
    Total revenues                          50,132            2,543             -           52,675

Operating income (loss)                    (20,444)            (896)            - (b)      (21,340)
Total assets                                68,130            2,512       (31,482)          39,160
Capital expenditures                         1,082              125             -            1,207
Depreciation and amortization                3,956              110             -            4,066


(b) Includes the write-down of certain fixed assets to their expected net realizable values, resulting in a loss of $355,019 and restructuring expenses of $435,000 (See Note 4).


                                        NORTH AMERICA       EUROPE        OTHER          TOTAL
                                       ---------------   ------------  ------------  ------------
1999:
Revenues:
  PVD                                   $   9,308         $   3,408     $       -       $   12,716
  Instruments                              11,314               792             -           12,106
  Diamond Animal Health                    12,086                 -             -           12,086
  Sold business and other                  10,436             2,947             -           13,383
  Research, development and other             885                 -             -              885
                                        ---------        ----------     ---------        ---------
    Total revenues                         44,029             7,147             -           51,176

Operating income (loss)                   (27,431)           (3,353)       (3,803)(c)      (34,587)
Total assets                              114,165             3,595       (46,592)          71,168
Capital expenditures                        3,292                 4             -            3,296
Depreciation and amortization               3,701               163             -            3,864



(c) Includes the write-down of certain tangible and intangible assets to their expected net realizable values, resulting from a loss on assets held for disposition of $2.6 million, restructuring expenses of $1.2 million (See Note
  4).

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2001 (amounts in thousands except per share data).


                                                     Q1            Q2            Q3           Q4        TOTAL
                                                ----------    ----------    ----------   ----------  ----------
2001:
    Total revenues                              $ 10,927      $  10,938      $ 11,755      $ 14,663     $ 48,283
    Gross profit from product sales                4,100          3,710         4,115         5,806       17,731
    Net loss                                      (4,572)        (4,664)       (3,894)       (5,561)     (18,691)
    Net loss per share - basic and diluted         (0.12)         (0.12)        (0.10)        (0.14)       (0.48)

2000:
    Total revenues                              $ 14,363      $  14,243      $ 12,708      $ 11,361     $ 52,675
    Gross profit from product sales                4,001          4,250         3,944         4,055       16,250
    Net loss                                      (5,929)        (5,703)       (4,731)       (5,507)     (21,870)
    Net loss per share - basic and diluted         (0.18)         (0.17)        (0.14)        (0.16)       (0.65)


15. SUBSEQUENT EVENTS

     On March 13, 2002, the Company re-negotiated the covenants under its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess capacity) required to be maintained has been reduced to $2.5 million during 2002.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                    PART III

     Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors-Directors and Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of March 16, 2002 are as follows:


               NAME                        AGE                               POSITION
----------------------------------  ----------------  -------------------------------------------------------
Robert B. Grieve, Ph.D.                    50         Chairman of the Board and Chief Executive Officer
James H. Fuller                            57         President and Chief Operating Officer
Ronald L. Hendrick                         56         Executive  Vice President, Chief Financial Officer  and
                                                        Secretary
Dan T. Stinchcomb, Ph.D.                   48         Executive Vice President, Research and Development
Carol Talkington Verser, Ph.D.             49         Executive  Vice  President, Intellectual  Property  and
                                                        Business Development




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

     Dan T. Stinchcomb, Ph.D., was appointed Executive Vice President, Research and Development, in December 1999. Dr. Stinchcomb previously served as Vice President, Research from December 1998 to November 1999, and as Vice President, Biochemistry and Molecular Biology from May 1996 until December 1998. From July 1993 until May 1996, Dr. Stinchcomb was employed by Ribozyme Pharmaceuticals, Inc., most recently as Director of Biology Research. From 1988 until April 1993, Dr. Stinchcomb held various positions with Synergen, Inc. Prior to joining Synergen, Dr. Stinchcomb was an Associate Professor in Cellular and Developmental Biology at Harvard University. He holds a Ph.D. degree from Stanford University and a B.A. degree from Harvard University.

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

     (2) FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts.


                                   SCHEDULE II

                       HESKA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS




                                                             ADDITIONS      OTHER     DEDUCTIONS    BALANCE AT
                                              BALANCE AT     CHARGED TO   ADDITIONS  -------------    END OF
                                             BEGINNING      COSTS AND    ---------                    YEAR
                                              OF YEAR             EXPENSES                              ----------
                                            ----------             --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Year ended:
       December 31, 2001                           $   431         $   373            -      $   (298  )(a  $    506
                                                                                             )
       December 31, 2000                           $   188         $   320            -      $    (77  )(a  $    431
                                                                                             )
       December 31, 1999                           $    93         $   122            -      $    (27  )(a  $    188
                                                                                             )

ALLOWANCE FOR RESTRUCTURING CHARGES
    Year ended:
       December 31, 2001                           $   176         $ 2,023            -      $   (176  )(b  $  2,023
                                                                                             )
       December 31, 2000                           $ 1,123         $   435            -      $ (1,382  )(b  $    176
                                                                                             )
       December 31, 1999                           $ 1,631         $ 1,210            -      $ (1,718  )(b  $  1,123
                                                                                             )


(a) Write-offs of uncollectable accounts.
(b) Payments for personnel severance costs and facility closing costs.

     (3) EXHIBITS:

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


 EXHIBIT NUMBER       NOTES                                DESCRIPTION OF DOCUMENT
---------------- --------------  ---------------------------------------------------------------------------

3(i)(d)                (5)       Restated Certificate of Incorporation of the Registrant.
3(ii)                  (8)       Bylaws of the Registrant.
10.1H                  (1)       Collaborative Agreement between Registrant and Eisai Co., Ltd., dated
                                 January 25, 1993.
10.3H                            Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc.
                                 and AGRI Laboratories, Ltd., dated February 13, 1998, as amended.
10.4H                            Exclusive Distribution Agreement between Registrant and Novartis Animal
                                 Health Canada, Inc. dated February 14, 2001, as amended.
10.5H                  (1)       Screening and Development Agreement between Ciba-Geigy Limited and
                                 Registrant, dated as of April 12, 1996.
10.6                   (1)       Right of First Refusal Agreement between Ciba-Geigy Limited and Registrant, dated as of April 12, 1996.
10.7                   (1)       Marketing Agreement between Registrant and Ciba-Geigy Limited, dated as of
                                 April 12, 1996.
10.8H                  (1)       Marketing Agreement between Registrant and Ciba-Geigy Corporation, dated as of April 12, 1996.
10.9 H                           Amended and Restated Distribution Agreement between Registrant and i-STAT
                                 Corporation, dated as of February 9, 1999.
10.10*                 (1)       Employment Agreement between Registrant and Robert B. Grieve, dated January
                                 1, 1994, as amended March 4, 1997.
10.10(a)*              (4)       Amended and Restated Employment Agreement with Robert B. Grieve, dated as of February 22, 2000.
10.14H                 (2)       Supply Agreement between Registrant and Quidel Corporation, dated July 3,
                                 1997.
10.14(a)H                        First Amendment to Product Supply Agreement between Registrant and Quidel
                                 Corporation, dated as of March 15, 1999.
10.18*                 (1)       Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.19*                 (8)       1997 Incentive Stock Plan of Registrant, as amended and restated.
10.20*                 (1)       Forms of Option Agreement.
10.21*                 (1)       1997 Employee Stock Purchase Plan of Registrant, as amended.
10.22                  (1)       Lease Agreement dated March 8, 1994 between Sharp Point Properties, LLC and
                                 Registrant.
10.23                  (1)       Lease Agreement dated as of June 27, 1996 between GB Ventures and
                                 Registrant.
10.24                  (1)       Lease Agreement dated as of July 11, 1996 between GB Ventures and
                                 Registrant.
10.25                            Lease Agreement dated as of August 24, 1999 between GB Ventures and
                                 Registrant.
10.26                            Lease Agreement dated as of October 6, 1999 between GB Ventures and
                                 Registrant.
10.28*                 (3)       Employment Agreement between Registrant and Ronald L. Hendrick, dated
                                 December 1, 1998.
10.29*                 (3)       Employment Agreement between Registrant and James H. Fuller, dated
                                 January 18, 1999.
10.34H                 (3)       Exclusive Distribution Agreement between the Company and Novartis Agro
                                 K.K., dated as of August 18, 1998
10.35                  (3)       Right of First Refusal Agreement between the Company and Novartis Animal
                                 Health, Inc., dated as of August 18, 1998
10.39                  (5)       Second Amended and Restated Credit and Security Agreement between
                                 Registrant, Diamond Animal Health, Inc., Center Laboratories, Inc. and
                                 Wells Fargo Business Credit, Inc., dated as of June 14, 2000.
10.40*                 (5)       Employment agreement by and between Registrant and Dan T. Stinchcomb, dated as of May 1, 2000.
10.41*                 (5)       Employment agreement by and between Registrant and Carol Talkington Verser, dated as of May 1, 2000.
10.42*                 (6)       Management Incentive Compensation Plan.

10.43                  (7)       First Amendment to Second Amended and Restated Credit and Security
                                 Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo
                                 Business Credit, Inc., dated as of March 27, 2001.
10.44                            Second Amendment to Second Amended and Restated Credit and Security
                                 Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo
                                 Business Credit, Inc., dated as of March 13, 2002.
21.1                   (6)       Subsidiaries of the Company.
23.1                             Consent of Arthur Andersen LLP.
24.1                             Power of Attorney (See page 70 of this Form 10-K).
99.1                             Letter concerning Arthur Andersen LLP.


Notes
* Indicates management contract or compensatory plan or arrangement.
H Confidential treatment has been requested with respect to certain portions  of these agreements.
(1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-25767).
(2) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(3) Filed with the Registrant's Form 10-K for the year ended December 31, 1998.
(4) Filed with the Registrant's Form 10-K for the year ended December 31, 1999.
(5) Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(6)  Filed  with  the  Registrant's Form 10-K for the year ended  December  31,
  2000.
(7)  Filed  with  the Registrant's Form 10-Q for the quarter  ended  March  31,
2001.
(8) Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2001.

(b) Reports on Form 8-K: The Company filed a Report on Form 8-K dated December 20, 2001, related to the private placement of approximately 7.8 million shares of its common stock with certain investors at a price of $0.77 per share





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                   HESKA CORPORATION

                                   By:  /s/ ROBERT B. GRIEVE
                                      Robert B. Grieve
                                      Chairman of the Board and
                                      Chief Executive Officer

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             SIGNATURE                                 TITLE                          DATE
------------------------------------  --------------------------------------- --------------------

                                         Chairman of the Board and Chief             April 1, 2002
/s/ ROBERT B. GRIEVE                  Executive Officer (Principal Executive
-----------------------               Officer) and Director
Robert B. Grieve
/s/ RONALD L. HENDRICK                   Executive Vice President, Chief             April 1, 2002
-----------------------               Financial Officer and Secretary
Ronald L. Hendrick                    (Principal Financial and Accounting
                                      Officer)
                                         Director                                    April 1, 2002
/s/ G. IRWIN GORDON
-----------------------
G. Irwin Gordon
                                         Director                                    April 1, 2002
/s/ A. BARR DOLAN
-----------------------
A. Barr Dolan
                                         Director                                    April 1, 2002
/s/ LYLE A. HOHNKE
-----------------------
Lyle A. Hohnke
                                         Director                                    April 1, 2002
/s/ EDITH W. MARTIN
-----------------------
Edith W. Martin
                                         Director                                    April 1, 2002
/s/ WILLIAM A. AYLESWORTH
----------------------
William A. Aylesworth
                                         Director                                    April 1, 2002
/s/ LYNNOR B. STEVENSON
----------------------
Lynnor B. Stevenson
                                         Director                                    April 1, 2002
/s/ JOHN F. SASEN, Sr.
----------------------
John F. Sasen, Sr.
