Form 10-K/A
period 2001-12-31
HESKA CORP
filed 2002-05-07
CIK 1038133

================================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                     ----------------------

                           FORM 10-K/A
                         AMENDMENT NO. 1
(MARK ONE)
   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001
                                   Or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to
                        _______________________

                 COMMISSION FILE NUMBER: 0-22427

                        HESKA CORPORATION
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                        77-0192527
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

     1613 PROSPECT PARKWAY
     FORT COLLINS, COLORADO                    80525
(ADDRESS OF PRINCIPAL EXECUTIVE              (ZIP CODE)
            OFFICES)

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's 2001 Annual Report on Form 10-K is being filed for the sole purpose of amending Part IV, Item 14(a)(3), Exhibits. No other changes were made.

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

EXHIBIT
NUMBER      NOTES                  DESCRIPTION OF DOCUMENT
--------    -----  ---------------------------------------------
3(i)(d)      (5)   Restated Certificate of Incorporation of the
                   Registrant.
3(ii)        (8)   Bylaws of the Registrant
10.1H        (1)   Collaborative Agreement between Registrant and Eisai
                   Co., Ltd., dated January 25, 1993.
10.3HH       (9)   Bovine Vaccine Distribution Agreement between Diamond
                   Animal Health, Inc. and AGRI Laboratories, Ltd., dated
                   February 13, 1998, as amended.
10.4HH       (9)   Exclusive Distribution Agreement between Registrant
                   and Novartis Animal Health Canada, Inc. dated February
                   14, 2001, as amended.
10.5H        (1)   Screening and Development Agreement between Ciba-Geigy
                   Limited and Registrant, dated as of April 12, 1996.
10.6         (1)   Right of First Refusal Agreement between Ciba-Geigy
                   Limited and Registrant, dated as of April 12, 1996.
10.7         (1)   Marketing Agreement between Registrant and Ciba-Geigy
                   Limited, dated as of April 12, 1996.
10.8H        (1)   Marketing Agreement between Registrant and Ciba-Geigy
                   Corporation, dated as of April 12, 1996.
10.9 HH      (9)   Amended and Restated Distribution Agreement between
                   Registrant and i-STAT Corporation, dated as of
                   February 9, 1999.
10.10*       (1)   Employment Agreement between Registrant and Robert B.
                   Grieve, dated January 1, 1994, as amended March 4,
                   1997.
10.10(a)*    (4)   Amended and Restated Employment Agreement with Robert
                   B. Grieve, dated as of February 22, 2000.
10.11HH            Distribution Contract between Praemix Wirkstoff GmbH
                   and Registrant, dated April 1, 1998.
10.14H       (2)   Supply Agreement between Registrant and Quidel
                   Corporation, dated July 3, 1997.
10.14(a)HH   (9)   First Amendment to Product Supply Agreement between
                   Registrant and Quidel Corporation, dated as of March
                   15, 1999.
10.18*       (1)   Form of Indemnification Agreement entered into between
                   Registrant and its directors and certain officers.
10.19*       (8)   1997 Incentive Stock Plan of Registrant, as amended
                   and restated.
10.20*       (1)   Forms of Option Agreement.
10.21*       (1)   1997 Employee Stock Purchase Plan of Registrant, as
                   amended.
10.22        (1)   Lease Agreement dated March 8, 1994 between Sharp
                   Point Properties, LLC and Registrant.
10.23        (1)   Lease Agreement dated as of June 27, 1996 between GB
                   Ventures and Registrant.
10.24        (1)   Lease Agreement dated as of July 11, 1996 between GB
                   Ventures and Registrant.
10.25        (9)   Lease Agreement dated as of August 24, 1999 between GB
                   Ventures and Registrant.
10.26        (9)   Lease Agreement dated as of October 6, 1999 between GB
                   Ventures and Registrant.
10.28*       (3)   Employment Agreement between Registrant and Ronald L.
                   Hendrick, dated December 1, 1998.
10.29*       (3)   Employment Agreement between Registrant and James H.
                   Fuller, dated January 18, 1999.
10.34H       (3)   Exclusive Distribution Agreement between the Company
                   and Novartis Agro K.K., dated as of August 18, 1998
10.35        (3)   Right of First Refusal Agreement between the Company
                   and Novartis Animal Health, Inc., dated as of August
                   18, 1998
10.39        (5)   Second Amended and Restated Credit and Security
                   Agreement between Registrant, Diamond Animal Health,
                   Inc., Center Laboratories, Inc. and Wells Fargo
                   Business Credit, Inc., dated as of June 14, 2000.
10.40*       (5)   Employment agreement by and between Registrant and Dan
                   T. Stinchcomb, dated as of May 1, 2000.
10.41*       (5)   Employment agreement by and between Registrant and
                   Carol Talkington Verser, dated as of May 1, 2000.
10.42*       (6)   Management Incentive Compensation Plan.

10.43        (7)   First Amendment to Second Amended and Restated Credit
                   and Security Agreement between Registrant, Diamond
                   Animal Health, Inc. and Wells Fargo Business Credit,
                   Inc., dated as of March 27, 2001.
10.44        (9)   Second Amendment to Second Amended and Restated Credit
                   and Security Agreement between Registrant, Diamond
                   Animal Health, Inc. and Wells Fargo Business Credit,
                   Inc., dated as of March 13, 2002.
21.1         (6)   Subsidiaries of the Company.
23.1               Consent of Arthur Andersen LLP.
24.1         (9)   Power of Attorney (See page 68 of this Form 10-K)
99.1         (9)   Letter concerning Arthur Andersen LLP.

Notes
*   Indicates management contract or compensatory plan or arrangement.
H Confidential treatment has been granted with respect to certain portions of these agreements.
HH Confidential treatment has been requested with respect to certain portions of these agreements.
(1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-25767).
(2) Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(3) Filed with the Registrant's Form 10-K for the year ended December 31, 1998.
(4) Filed with the Registrant's Form 10-K for the year ended December 31, 1999.
(5) Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(6) Filed with the Registrant's Form 10-K for the year ended December 31, 2000.
(7) Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001.
(8) Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2001.
(9) Filed with the Registrant's Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2002.

                                   HESKA CORPORATION

                                   By:  /s/ ROBERT B. GRIEVE
                                   -------------------------
                                      Robert B. Grieve
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                     DATE
-----------------------  -----------------------------------     -------------

/s/ ROBERT B. GRIEVE        Chairman of the Board and Chief         May 6, 2002
-------------------------   Executive Officer (Principal
Robert B. Grieve            Executive Officer) and Director

/s/ RONALD L. HENDRICK*     Executive Vice President, Chief         May 6, 2002
-------------------------   Financial Officer and Secretary
Ronald L. Hendrick          (Principal Financial and Accounting
                            Officer)

/s/ G. IRWIN GORDON*        Director                                May 6, 2002
--------------------------
G. Irwin Gordon

/s/ A. BARR DOLAN*          Director                                May 6, 2002
--------------------------
A. Barr Dolan

/s/ LYLE A. HOHNKE*         Director                                May 6, 2002
--------------------------
Lyle A. Hohnke

/s/ EDITH W. MARTIN*        Director                                May 6, 2002
--------------------------
Edith W. Martin

/s/ WILLIAM A. AYLESWORTH*  Director                                May 6, 2002
--------------------------
William A. Aylesworth

/s/ LYNNOR B. STEVENSON*    Director                                May 6, 2002
--------------------------
Lynnor B. Stevenson

/s/ JOHN F. SASEN, Sr.*     Director                                May 6, 2002
--------------------------
John F. Sasen, Sr.

*By: /s/ ROBERT B. GRIEVE*  Chairman of the Board and Chief         May 6, 2002
--------------------------  Executive Officer (Principal
Robert B. Grieve            Executive Officer) and Director
(Attorney-in-Fact)