Form 10-Q
period 2002-03-31
HESKA CORP
filed 2002-05-15
CIK 1038133

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from  __________  to ____________


                        Commission file number 000-22427

                                HESKA CORPORATION
             (Exact name of Registrant as specified in its charter)

                   Delaware                           77-0192527
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

                        [ X ]  Yes            [    ]  No

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                           May 13, 2002 was 47,837,194

================================================================================

                                HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS






                                                                         PAGE


                              PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets (Unaudited) as of
            March 31, 2002 and December 31, 2001                           3

         Consolidated Statements of Operations and Comprehensive
            Loss (Unaudited)for the three months ended
            March 31, 2002 and 2001                                        4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended March 31, 2002 and 2001             5

         Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       26



                               PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings                                          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds                       27

Item 3.   Defaults Upon Senior Securities                            Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders        Not Applicable

Item 5.   Other Information                                          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                27

Exhibit Index                                                        Not Applicable

Signatures                                                                28



                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                                   ASSETS
                                                             MARCH 31,               DECEMBER 31,
                                                               2002                      2001
                                                           ------------              ------------
 Current assets:
     Cash and cash equivalents                             $     4,169               $      5,710
     Accounts receivable, net of allowance for
       doubtful accounts of $414 and $501,
       respectively                                              7,686                     10,313
     Inventories                                                 9,175                      8,589
     Other current assets                                          756                      1,063
                                                           -----------               ------------
     Total current assets                                       21,786                     25,675
 Property and equipment, net                                     9,658                     10,118
 Goodwill and intangible assets, net                             1,372                      1,400
 Other assets                                                      443                        564
                                                           -----------               ------------
               Total assets                                $    33,259               $     37,757
                                                           ===========               ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                      $     5,050               $      4,263
     Accrued liabilities                                         4,809                      6,302
     Deferred revenue                                              349                        343
     Line of credit                                              6,026                      5,737
     Current portion of capital lease obligations                   76                        104
     Current portion of long-term debt                             471                        711
                                                           -----------               ------------
              Total current liabilities                         16,781                     17,460
 Capital lease obligations, net of current portion                  52                         57
 Long-term debt, net of current portion                          1,940                      2,052
 Deferred revenue and other long-term liabilities                1,021                      1,022
                                                           -----------               ------------
              Total liabilities                                 19,794                     20,591
                                                           -----------               ------------
 Commitments and contingencies

 Stockholders' equity:
    Preferred stock, $.001 par value, 25,000,000
      shares authorized; none issued or outstanding                  -                          -
    Common stock, $.001 par value, 75,000,000 shares
      authorized; 47,824,194 and 47,842,198 shares
      issued and outstanding, respectively                          48                         48
    Additional paid-in capital                                 211,591                    211,589
    Deferred compensation                                         (637)                      (681)
    Accumulated other comprehensive loss                          (483)                      (627)
    Accumulated deficit                                       (197,054)                  (193,163)
                                                           -----------               ------------
              Total stockholders' equity                        13,465                     17,166
                                                           -----------               ------------
 Total liabilities and stockholders' equity                $    33,259               $     37,757
                                                           ===========               ============



           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             --------------------------------
                                                                 2002                2001
                                                             ------------        ------------
 Revenue:
    Products, net of sales returns and allowance             $      9,921        $     10,314
    Research, development and other                                   244                 613
                                                             ------------        ------------
              Total revenues                                       10,165              10,927

 Cost of products sold                                              5,899               6,214
                                                             ------------        ------------
                                                                    4,266               4,713
                                                             ------------        ------------
 Operating expenses:
    Selling and marketing                                           3,177               3,558
    Research and development                                        2,916               3,455
    General and administrative                                      1,720               2,096
    Amortization of goodwill and intangible assets                     15                  68
    Restructuring expenses and other                                  236                   -
                                                             ------------        ------------
              Total operating expenses                              8,064               9,177
                                                             ------------        ------------
 Loss from operations                                              (3,798)             (4,464)
 Other (expense), net                                                 (93)               (108)
                                                             ------------        ------------
 Net loss                                                    $     (3,891)       $     (4,572)
                                                             ============        ============

 Basic and diluted net loss per share                        $      (0.08)       $      (0.12)
                                                             ============        ============

Shares used to compute basic and diluted
   net loss per share                                              47,835              37,029
                                                             ============        ============




           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ----------------------------------
                                                                      2002                  2001
                                                                  ------------          ------------
 CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net cash used in operating activities                       $    (1,399)          $     (5,323)
                                                                  -----------           ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                           -                  2,500
      Proceeds from disposition of property and equipment                  52                      -
      Purchase of property and equipment                                  (97)                  (300)
                                                                  -----------           ------------
         Net cash (used in) provided by investing activities              (45)                 2,200
                                                                  -----------           ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                2                  5,332
      Proceeds from borrowings                                             288                     -
      Repayments of debt and capital lease obligations                    (386)                 (567)
                                                                  ------------          ------------
         Net cash (used in) provided by financing activities               (96)                4,765
                                                                  ------------          ------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (2)                 (109)
                                                                  ------------          ------------
 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                      (1,542)                1,533
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,710                 3,176
                                                                  ------------          ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      4,168          $      4,709
                                                                  ============          ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                      $         90          $        140
                                                                  ============          ============


           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products and delivery of diagnostic services to veterinarians. The Company currently conducts its operations through two reportable segments. Through its Companion Animal Health segment, the Company sells pharmaceutical, vaccine and diagnostic products and veterinary diagnostic and patient monitoring instruments, offers diagnostic services, and performs a variety of research and development activities. The operations of this segment are carried out through the Company's facilities in Fort Collins, Colorado, and its wholly owned Swiss subsidiary, Heska AG. Through its Food Animal Health segment, the Company manufactures food animal vaccine and pharmaceutical products that are marketed and distributed by third parties. The operations of this segment are carried out through the Company's wholly owned subsidiary Diamond Animal Health, Inc. ("Diamond"), located in Des Moines, Iowa.

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

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2002 have totaled $197.1 million. During the three months ended March 31, 2002, the Company incurred a loss of approximately $3.9 million and used cash of approximately $1.4 million for operations.

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

     Our financial plan for 2002 indicates that our available cash and cash equivalents, together with cash from operations, borrowings we expect to be available under our revolving line of credit facility and other sources, should be sufficient to satisfy our projected cash requirements through 2002 and into 2003. However, our actual results may differ from this plan and, we may need to raise additional funds at or before such time. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. Included in these amounts were Japanese yen with a value in U.S. dollars of approximately $126,000 which were held in an interest-bearing multi-currency account of a non-U.S. bank. The Company values its Japanese yen at the spot market rate as of the balance sheet date. These yen resulted from settlement of forward contracts entered into for purchases of inventory throughout fiscal 2001. Changes in the fair value of the yen are recorded in current earnings.

Basic and Diluted Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilative securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At March 31, 2002 and 2001, outstanding options and warrants to purchase 6,001,378 and 5,306,284 shares, respectively, of the Company's common stock have been excluded from diluted net loss per share because they are anti-dilutive.

3.   MAJOR CUSTOMERS

     The Company had no single customer who accounted for 10% or more of total revenues for the three months ended March 31, 2002, or 10% or more of total net accounts receivable at March 31, 2002. One customer, who purchased vaccines from Diamond, accounted for approximately 10% of total revenues for the three months ended March 31, 2001 and total net accounts receivable as of March 31, 2001.

4.   RESTRUCTURING EXPENSES

     The Company recorded a restructuring charge during the first quarter of 2002. The charge to operations of approximately $566,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees.

     In the fourth quarter of 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company's products to align with the new distribution model and the cost to close a leased facility in Europe. During the first quarter of 2002, the Company revised its cost estimates related to the restructuring charge recorded in the fourth quarter of 2001 as certain liabilities were favorably settled. This change in estimate was approximately $330,000 and was offset against the restructuring charge recorded in the first quarter of 2002 as described above.

     Shown below is a reconciliation of restructuring costs for the three months ended March 31, 2002 (in thousands):



                                                 ADDITIONS FOR THE   PAYMENTS/CHARGES
                                                   THREE MONTHS       FOR THE THREE
                                   BALANCE AT         ENDED           MONTHS ENDED                      BALANCE AT
                                   DECEMBER 31,     MARCH 31,           MARCH 31,                        MARCH 31,
                                      2001            2002                2002            OTHER           2002
                                  ------------   --------------      --------------    --------------  ------------

Severance pay and benefits        $     378        $     466         $     (432)       $     (6)       $     406
Leased facility closure costs            50                -                (41)              -                9
Products and other                    1,100              100                (81)           (324)             795
                                  ---------        ---------         ----------        ---------       ---------
Total                             $   1,528        $     566         $     (554)       $   (330)       $   1,210
                                  =========        =========         ==========        =========       =========



5.   GOODWILL AND INTANGIBLES

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

     The Company's recorded goodwill relates to the acquisition in 1997 of Heska AG, and beginning in fiscal 2002 it is no longer amortized on a periodic basis. The balance at March 31, 2002 is approximately $650,000 and it will be tested for impairment in the second quarter of 2002. No impairment was recognized and there were no other changes to the goodwill balance during the three months ended March 31, 2002. This goodwill is included in the assets of the Companion Animal Health segment.

     The Company has net intangible assets related to capitalized patent costs totaling approximately $725,000 as of March 31, 2002. These costs are being amortized over an average life of 15 years. Amortization expense for the three months ended March 31, 2002, was approximately $17,000. There are no additional intangible assets not being amortized on a periodic basis. These intangible assets are included in the assets of the Companion Animal Health segment.

     The following reflects the impact on the Company's financial results of amortization expense for goodwill and other intangible assets during the prior three fiscal years. There was no material impact for the three months ended March 31, 2002. (In thousands except per share amounts):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                       2001                     2000                        1999
                                                 ---------------           ---------------           ---------------
     Reported net loss                           $    (18,691)            $    (21,870)              $     (35,836)
       Add back:  Goodwill amortization                   210                      209                         241
       Add back:  Patent amortization                      98                       60                          60
                                                 ------------             ------------               -------------
       Adjusted  net loss                        $    (18,383)            $    (21,601)              $     (35,535)
                                                 ============             ============               =============

     Basic and diluted earnings per share:
     Reported net loss                           $      (0.48)            $      (0.65)              $       (1.31)
     Goodwill amortization                               0.01                     0.01                        0.01
     Patent amortization                                    -                        -                           -
                                                 ------------             ------------               -------------
     Adjusted net loss                           $      (0.47)            $      (0.64)              $       (1.30)
                                                 ============             ============               =============


6.   SEGMENT REPORTING

     The Company's business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Within the Companion Animal Health segment products include pharmaceuticals, vaccines and diagnostics and veterinary diagnostic and patient monitoring instruments. These products are sold through operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, products include food animal vaccines and pharmaceuticals. Food Animal Health products are manufactured at, and sold by, the Company's Diamond Animal Health subsidiary in Des Moines, Iowa.

     Non-product revenues are generated from sponsored research and development projects for third parties, licensing of technology and royalties. These sponsored research and development projects are performed for both companion animal and food animal purposes.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).



                                   COMPANION           FOOD
                                    ANIMAL            ANIMAL
                                    HEALTH            HEALTH            OTHER                TOTAL
                                 ------------      -------------     -----------         -------------

     THREE MONTHS ENDED
     MARCH 31, 2002:
     Revenue                     $    7,832        $    2,921        $    (588)          $   10,165
     Operating income (loss)         (4,032)              234                -               (3,798)
     Total assets                    48,368            22,017          (37,126)              33,259
     Capital expenditures                97                 -                -                   97
     Depreciation and
        amortization                    316               311                -                  627

     THREE MONTHS ENDED
     MARCH 31, 2001:
     Revenue                     $    8,112        $    3,362        $    (547)          $   10,927
     Operating income (loss)         (4,555)               91                -               (4,464)
     Total assets                    51,080            17,744           (30,923)             37,901
     Capital expenditures               103               197                -                  300
     Depreciation and                   565               397                -                  962
        amortization


     The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenues earned in North America are attributable to Heska and Diamond. Revenues earned in Europe are primarily attributable to Heska AG. There have been no significant exports from North America or Europe.

     During each of the years presented, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands).


                                   NORTH
                                  AMERICA            EUROPE              OTHER              TOTAL
                               ------------       ------------       -------------      -----------
THREE MONTHS ENDED
MARCH 31, 2002:
Revenue                        $    10,146        $     607          $     (588)        $   10,165
Operating income (loss)             (3,830)              32                   -             (3,798)
Total assets                        68,450            1,935             (37,126)            33,259
Capital expenditures                    96                1                   -                 97
Depreciation and amortization          582               45                   -                627

THREE MONTHS ENDED
MARCH 31, 2001:
Revenue                        $    10,882        $     592          $     (547)        $   10,927
Operating income (loss)             (4,398)             (66)                  -             (4,464)
Total assets                        66,504            2,320             (30,923)            37,901
Capital expenditures                   300                -                   -                300
Depreciation and amortization          955                7                   -                962


7.   CREDIT FACILITY

     In March 2002, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $2.5 million during 2002. The Company had borrowed approximately $6.0 million under its revolving line of credit as of March 31, 2002, which includes approximately $300,000 of additional borrowings during the three months ended March 31, 2002. As of March 31, 2002, the Company's remaining available borrowing capacity was approximately $300,000.
The credit facility expires on May 31, 2003.

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

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                     2002               2001
                                                                  -----------        -----------
   Net loss per Consolidated Statements of Operations             $  (3,891)         $  (4,572)
   Foreign currency translation adjustments                             134                157
   Changes in unrealized gains (losses) on forward contracts,
     net of realized gains (losses)                                      10                  -
   Changes in unrealized loss on marketable securities                    -                (45)
                                                                  ---------          ---------
   Comprehensive loss                                             $  (3,747)         $  (4,460)
                                                                  =========          =========


 Accumulated gains and losses from derivative contracts is as follows:


                                                                                      2002
                                                                                  ------------
     Accumulated derivative gains (losses) December 31, 2001                      $    (24)
     Unrealized losses on forward contracts                                              -
     Realized losses on forward contracts reclassified to current earnings              10
                                                                                  --------
     Accumulated derivative gains (losses), March 31, 2002                        $    (14)
                                                                                  ========


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in "Factors that May Affect Results," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the date of this filing, and we undertake no duty to update this information.

  CORPORATE OVERVIEW

     We discover, develop, manufacture and market companion animal health products, principally for dogs, cats and horses. We employ approximately 60 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of pharmaceutical, vaccine and diagnostic products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe, principally for companion animals. In addition to manufacturing companion animal health products for marketing and sale by Heska, our Diamond Animal Health subsidiary manufactures food animal vaccines and other food animal products that are marketed and distributed by other animal health companies.

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

     Our business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Within the Companion Animal Health segment, our products include pharmaceuticals, vaccines and diagnostics and veterinary diagnostic and patient monitoring instruments. These products are sold through our operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, we sell food animal vaccine and pharmaceutical products. We manufacture these food animal products at our Diamond Animal Health subsidiary, located in Des Moines, Iowa.

     Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform these sponsored research and development projects for both companion animal and food animal purposes.

  CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies include:

     * We generate our revenues through sale of products, licensing of technology and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

       In addition to its direct sales force, we utilize third-party distributors to sell our products. Distributors purchase goods from us, take title to those goods and resell them to their customers in the distributors' territory.

       License revenues under arrangements to sell product rights or technology rights are recognized upon the sale and completion by us of all obligations under the agreement. Royalties are recognized as products are sold to customers.

       We recognize revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned under a percentage of completion method based on total expected revenues or actual non-refundable cash received to date under the agreement.

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

RESULTS OF OPERATIONS

Revenues

     Total revenues, which include product revenue as well as research, development and other revenue decreased 7% to $10.2 million in the first quarter of 2002 compared to $10.9 million for the first quarter of 2001.

     Product revenues for the first three months of 2002 in our Companion Animal Health segment grew by 1% to $7.6 million from $7.5 million in same period of 2001. Product revenues from this segment of our business include pharmaceuticals, vaccines, diagnostics and medical instrumentation. This growth was driven by increased sales of our SpotChem(TM) EZ clinical chemistry system, growth in sales of medical instrument reagents and consumables, and sales of our two most recent product introductions-the E.R.D.-Screen(TM) test for early renal disease in dogs, and our Allercept(TM) E-Screen(TM) test for allergy diagnosis in dogs. We also saw an increase in export sales due primarily to sales of our heartworm diagnostic tests to Novartis for distribution in Japan.

     We recently implemented a new distribution model and began to rely on distributors for a greater portion of our sales. We believe this model will, over time, allow us to grow our business more effectively and in the near term lower our operating costs. We were pleased to see even modest sales growth in our Companion Animal products during this time of transition.

     Product revenues in the first quarter of 2002 from the Food Animal Health segment of the business declined 17% to $2.3 million from $2.8 million in the first quarter of last year. We believe that this is a timing issue with the release of customer orders. Diamond's business has always been seasonal, with the majority of revenue coming in the second half of the year. It appears that this seasonality is becoming even more exaggerated, as a larger proportion of the annual sales to some of our largest customers at Diamond are scheduled for the second half of 2002.

     Revenues from research, development and other sources were down slightly in the first quarter of 2002 as compared to the first quarter of 2001, due primarily to non-recurring revenue from a sponsored product development project recorded in last year's first quarter.

Cost of Products Sold

     Cost of products sold totaled $5.9 million in the first quarter of 2002 compared to $6.2 million in the first quarter of 2001. Gross profit as a percentage of product sales increased to 40.6% in the first quarter of 2002 compared to 39.8% in the same quarter last year. The improvement in gross profit reflects the increase in sales of our proprietary PVD products, increased sales of instrument reagents and consumables and improved margins at Diamond. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products and the increased sales of instrument reagents and consumables.

Operating Expenses

     Selling and marketing expenses decreased to $3.2 million in the first quarter of 2002 compared to $3.6 million in the first quarter of 2001 due primarily to lower personnel costs. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     Research and development expenses decreased to $2.9 million in the first quarter of 2002 from $3.5 million in the first quarter of 2001 due primarily to lower personnel costs. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     General and administrative expenses decreased to $1.7 million in the first quarter of 2002 compared to $2.1 million in the first quarter of 2001. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business and continue our disciplined management of operating expenses.

Restructuring Expenses and Other

     During the first quarter of 2002, we recorded a restructuring charge related to personnel severance costs and other related expenses which totaled $566,000. Also during the same quarter we revised previous estimates related to the early termination of certain supply contracts and recorded a credit to restructuring expenses of $330,000. These previous estimates were recorded as restructuring expenses in the fourth quarter of 2001.

 Net Loss

     For the quarter ended March 31, 2002, our net loss declined to $3.9 million from $4.6 million in the first quarter of the prior year. This represents a 15% improvement over results reported in the prior year. The net loss per common share in the first quarter of 2002 was $0.08, compared with a net loss per common share of $0.12 in the first quarter of the prior year.

  LIQUIDITY AND CAPITAL RESOURCES

     We have incurred negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At Mach 31, 2002, we had cash and cash equivalents of $4.2 million.

     We recently amended our credit agreement with our lender to set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes additional loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

     *    obtaining new loans secured by unencumbered assets;
     *    sale of various products or marketing rights;
     *    licensing of technology;
     *    sale of various assets; and
     *    sale of additional equity or debt securities.

     At March 31, 2002, we had outstanding obligations for long-term debt and capital leases totaling $2.9 million primarily related to two term loans with Wells Fargo Business Credit. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at March 31, 2002 of $1.7 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.5 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at March 31, 2002 of approximately $632,000 payable in installments of $18,667 plus interest, with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.25%. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at March 31, 2002 of $41,000 and $49,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells

Fargo. We also had $240,000 of equipment financing which was paid in full in January 2002. Our capital lease obligations totaled $128,000 at March 31, 2002.

     We also have a $10.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Available borrowings under this line of credit are based upon percentages of our eligible domestic accounts receivable and domestic inventories. Interest is charged at a stated rate of prime plus 1% and is payable monthly. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. The line of credit has a maturity date of May 31, 2003. At March 31, 2002, our outstanding borrowings under the line of credit were $6.0 million and we had remaining available borrowing capacity of $300,000.

     Net cash used in operating activities was $1.4 million for the first three months of 2002, compared to $5.3 million for the same period in 2001. The improvement was primarily due to the lower net loss and increases in accounts receivable collections.

     Net cash flows from investing activities used $45,000 during the first quarter of 2002, compared to providing $2.2 million in 2001. The cash provided in 2001 resulted from the sale of our marketable securities offset by capital expenditures for the year.

     Net cash flows from financing activities used $96,000 during the first three months of 2002 compared to providing $4.8 million for the same period last year. The cash provided in 2001 was the result of approximately $5.3 million of net proceeds from a private placement of our common stock offset by debt repayments.

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

     Our financial plan for 2002 indicates that our available cash and cash equivalents, together with cash from operations, borrowings expected to be available under our revolving line of credit and other sources, should be sufficient to fund our operations through 2002 and into 2003. However, our actual results may differ from this plan, and we may need to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings. See "Factors that May Affect Results."

     A summary of our contractual obligations at March 31, 2002 is shown below (amounts in thousands).

                                                                 PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------------------------
                                                     LESS THAN          1-3             4-5            AFTER
                                         TOTAL        1 YEAR           YEARS           YEARS          5 YEARS
                                      ------------  ------------    ------------    ------------    ------------
CONTRACTUAL OBLIGATIONS
Long-Term Debt                        $    2,411    $    471        $   1,940       $      -        $      -
Capital Lease Obligations                    128          76               52              -               -
Line of Credit                             6,026           -            6,026              -               -
Operating Leases                           2,403         674            1,729              -               -
Unconditional Purchase Obligations         2,339          38            1,655            646               -
Other Long-Term Obligations                  137           -                -              -             137
                                      ----------    --------        ---------       --------        --------
Total Contractual Cash Obligations    $   13,444    $  1,259        $  11,402       $    646        $    137
                                      ==========    ========        =========       ========        ========

  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

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

  WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

     We have incurred net losses since our inception in 1988 and, as of March 31, 2002, we had an accumulated deficit of $197.1 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

  WE ARE NOT GENERATING POSITIVE CASH FLOW AND MAY NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

     We have incurred negative cash flow from operations since inception in 1988. Our financial plan for 2002 indicates that our cash on hand, together with borrowings expected to be available under our revolving line of credit and other sources, should be sufficient to fund our operations through 2002 and into 2003. However, should our actual results achieved this year fall below those reflected in our forecast, or if we are unable to borrow the funds we expect to be available, we may need to raise additional capital.

     We recently amended our credit agreement with our lender to set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes additional loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

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

  OUR COMMON STOCK COULD BE DELISTED FROM THE NATIONAL NASDAQ MARKET.

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq National Market, including a minimum bid price requirement of $1.00. The minimum bid price of our common stock is currently below $1.00, and if it remains below $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market.

     The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and may have an adverse effect on the trading price of our common stock. As a result, the ability for investors to resell shares of our common stock could be adversely affected. This lack of liquidity would make it more difficult for us to raise capital in the future.

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology, and this litigation remains ongoing. The sole remaining claim in the lawsuit is expected to be scheduled for trial before the end of 2002.

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

     We currently market our products in the United States to veterinarians through approximately 20 independent third-party distributors and through a direct sales force. Nearly one-half of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days' notice and we believe IDEXX, our largest competitor, prohibits its distributors from selling competitors' products, including ours. For example, one of our largest distributors recently informed us that they would no longer carry our heartworm diagnostic products or our chemistry or hematology instruments because they wish to carry products from one of our competitors.

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

     We currently derive a substantial portion of our revenues from sales by our subsidiary, Diamond, which manufactures several of our products and products for other companies in the animal health industry. Revenues from one contract between Diamond and Agri Laboratories, Ltd., comprised approximately 16% of our total revenues in 2001 and 17% of our total revenues in 2000. In May 2002, Diamond signed a seven-year contract extension with Agri Laboratories. However, if Agri Laboratories does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 12% of our revenues in 2001. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

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

     Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes SOLO STEP CH in Japan, and Novartis Animal Health Canada, Inc. distributes our FLU AVERT I.N. vaccine in Canada. In addition, we have entered into agreements with Novartis and Eisai Inc. to market or co-market certain of the products that we are currently developing. Also, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline.

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

  IF RECENT CHANGES IN OUR SENIOR MANAGEMENT ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO ACHIEVE OUR GOALS.

     Our President and Chief Operating Officer and Chief Financial Officer have both recently retired. We have appointed a new Chief Financial Officer and Dr. Grieve, our Chief Executive Officer, will assume the duties of the President and Chief Operating Officer. These changes may place a strain on our resources and planning and management processes during this transition period. If these changes are not successful, we will not be able to implement our business strategy. In addition, we will not be able to increase revenues or control costs unless we continue to improve our operational, financial and managerial controls and reporting systems and procedures.

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

     The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.50 to a high of $1.47. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:


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

  INTEREST RATE RISK

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2002, approximately $8.4 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.82%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed 1% increase in interest rates. If market rates increase by 1% during the three months ended June 30, 2002, we would experience an increase in interest expense of approximately $82,000 based on our outstanding balances as of March 31, 2002.

  FOREIGN CURRENCY RISK

     At December 31, 2001, we had a wholly owned subsidiary located in Switzerland. Sales from these operations are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the three months ended June 30, 2002, we would experience an increase/decrease in our foreign currency gain/loss of approximately $100,000 based on the investment in foreign subsidiaries as of and for the fiscal year ended March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                HESKA CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HESKA CORPORATION




Date:  May 15, 2002   By   /s/ Robert B. Grieve
                           ------------------------------
                           ROBERT B. GRIEVE
                           Chief Executive Officer and Chairman of the Board
                           (on behalf of the Registrant and as the
                           Registrant's Principal Executive Officer)


Date: May 15, 2002    By   /s/ Michael A. Bent
                           ------------------------------
                           MICHAEL A. BENT
                           Vice President, Controller
                           (on behalf of the Registrant and as the
                           Registrant's Principal Accounting Officer)