Form 10-K/A
period 2001-12-31
HESKA CORP
filed 2002-05-23
CIK 1038133

==============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ----------------------
                           FORM 10-K/A
                         AMENDMENT NO. 2
(MARK ONE)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001
                                   Or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ______________

                 COMMISSION FILE NUMBER: 0-22427

                        HESKA CORPORATION
-----------------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            DELAWARE                        77-0192527
-------------------------------   -------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)
     1613 PROSPECT PARKWAY                     80525
     FORT COLLINS, COLORADO       -------------------------------
-------------------------------
     (ADDRESS OF PRINCIPAL                  (ZIP CODE)
       EXECUTIVE OFFICES)

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

  47,845,112 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 26, 2002.
                     ----------------------

=====================================================================



                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's 2001 Annual Report on Form 10-K is being filed for the sole purpose of amending Part IV, Item 14(a)(3), Exhibits. No other changes were made.



PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K.

      (3) EXHIBITS:

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


 EXHIBIT
 NUMBER   NOTES                DESCRIPTION OF DOCUMENT
-------- -------  -------------------------------------------------


3(i)(d)   (5)      Restated Certificate of Incorporation of the
                     Registrant.
3(ii)     (8)      Bylaws of the Registrant.
10.1H     (1)      Collaborative Agreement between Registrant and
                     Eisai Co., Ltd., dated January 25, 1993.
10.3H              Bovine Vaccine Distribution Agreement between
                     Diamond Animal Health, Inc. and AGRI
                     Laboratories, Ltd., dated February 13, 1998, as
                     amended.
10.4H              Exclusive Distribution Agreement between
                     Registrant and Novartis Animal Health Canada, Inc. dated February 14, 2001, as amended.
10.5H     (1)      Screening and Development Agreement between Ciba-
                     Geigy Limited and Registrant, dated as of April
                     12, 1996.
10.6      (1)      Right of First Refusal Agreement between Ciba-
                     Geigy Limited and Registrant, dated as of April
                     12, 1996.
10.7      (1)      Marketing Agreement between Registrant and Ciba-
                     Geigy Limited, dated as of April 12, 1996.
10.8H     (1)      Marketing Agreement between Registrant and Ciba-
                     Geigy Corporation, dated as of April 12, 1996.
10.9 H    (9)      Amended and Restated Distribution Agreement
                     between Registrant and i-STAT Corporation,
                     dated as of February 9, 1999.
10.10*    (1)      Employment Agreement between Registrant and
                     Robert B. Grieve, dated January 1, 1994, as
                     amended March 4, 1997.
10.10(a)* (4)      Amended and Restated Employment Agreement with
                     Robert B. Grieve, dated as of February 22,
                     2000.
10.11H             Distribution Contract between Praemix Wirkstoff
                     GmbH and Registrant, dated April 1, 1998.
10.14H    (2)      Supply Agreement between Registrant and Quidel
                     Corporation, dated July 3, 1997.
10.14(a)H (9)      First Amendment to Product Supply Agreement
                     between Registrant and Quidel Corporation,
                     dated as of March 15, 1999.
10.18*    (1)      Form of Indemnification Agreement entered into
                     between Registrant and its directors and
                     certain officers.
10.19*    (8)      1997 Incentive Stock Plan of Registrant, as
                     amended and restated.
10.20*    (1)      Forms of Option Agreement.
10.21*    (1)      1997 Employee Stock Purchase Plan of Registrant,
                     as amended.
10.22     (1)      Lease Agreement dated March 8, 1994 between Sharp
                     Point Properties, LLC and Registrant.
10.23     (1)      Lease Agreement dated as of June 27, 1996 between
                     GB Ventures and Registrant.
10.24     (1)      Lease Agreement dated as of July 11, 1996 between
                     GB Ventures and Registrant.
10.25     (9)      Lease Agreement dated as of August 24, 1999
                     between GB Ventures and Registrant.
10.26     (9)      Lease Agreement dated as of October 6, 1999
                     between GB Ventures and Registrant.
10.28*    (3)      Employment Agreement between Registrant and
                     Ronald L. Hendrick, dated December 1, 1998.
10.29*    (3)      Employment Agreement between Registrant and James
                     H. Fuller, dated January 18, 1999.
10.34H    (3)      Exclusive Distribution Agreement between the
                     Company and Novartis Agro K.K., dated as of
                     August 18, 1998
10.35     (3)      Right of First Refusal Agreement between the
                     Company and Novartis Animal Health, Inc., dated as of August 18, 1998
10.39     (5)      Second Amended and Restated Credit and Security
                     Agreement between Registrant, Diamond Animal
                     Health, Inc., Center Laboratories, Inc. and
                     Wells Fargo Business Credit, Inc., dated as of
                     June 14, 2000.
10.40*    (5)      Employment agreement by and between Registrant
                     and Dan T. Stinchcomb, dated as of May 1, 2000.
10.41*    (5)      Employment agreement by and between Registrant
                     and Carol Talkington Verser, dated as of May 1,
                     2000.
10.42*    (6)      Management Incentive Compensation Plan.

10.43     (7)      First Amendment to Second Amended and Restated
                     Credit and Security Agreement between
                     Registrant, Diamond Animal Health, Inc. and
                     Wells Fargo Business Credit, Inc., dated as of March 27, 2001.
10.44     (9)      Second Amendment to Second Amended and Restated
                     Credit and Security Agreement between
                     Registrant, Diamond Animal Health, Inc. and
                     Wells Fargo Business Credit, Inc., dated as of March 13, 2002.
21.1      (6)      Subsidiaries of the Company.
23.1               Consent of Arthur Andersen LLP.
24.1      (9)      Power of Attorney (See page 68 of this Form 10-K)
99.1      (9)      Letter concerning Arthur Andersen LLP.

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



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2002.

                                        HESKA CORPORATION

                                   By:  /s/ ROBERT B. GRIEVE
                                        Robert B. Grieve
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                          TITLE                   DATE
---------------------------    --------------------------------  ------------



/s/ ROBERT B. GRIEVE           Chairman of the Board and Chief   May 23, 2002
-------------------------      Executive Officer (Principal
Robert B. Grieve               Executive Officer) and
                               Director

/s/ JASON NAPOLITANO           Executive Vice President, Chief   May 23, 2002
-------------------------      Financial Officer and
Jason Napolitano               Secretary (Principal Financial
                               Officer)


/s/ MICHAEL A. BENT            Vice President, Controller        May 23, 2002
-------------------------      (Principal Accounting Officer)
Michael A. Bent

/s/ G. IRWIN GORDON*           Director                          May 23, 2002
-------------------------
G. Irwin Gordon

/s/ A. BARR DOLAN*             Director                          May 23, 2002
-------------------------
A. Barr Dolan

/s/ LYLE A. HOHNKE*            Director                          May 23, 2002
-------------------------
Lyle A. Hohnke

/s/ EDITH W. MARTIN*           Director                          May 23, 2002
-------------------------
Edith W. Martin

/s/ WILLIAM A. AYLESWORTH*     Director                          May 23, 2002
-------------------------
William A. Aylesworth

/s/ LYNNOR B. STEVENSON*       Director                          May 23, 2002
-------------------------
Lynnor B. Stevenson

/s/ JOHN F. SASEN, Sr.*        Director                          May 23, 2002
-------------------------
John F. Sasen, Sr.

*By: /s/ ROBERT B. GRIEVE*    Chairman of the Board and Chief    May 23, 2002
-------------------------     Executive Officer (Principal
Robert B. Grieve              Executive Officer) and Director
(Attorney-in-Fact)