Form 10-Q
period 2002-06-30
HESKA CORP
filed 2002-08-14
CIK 1038133

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2002
                                           OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _______________________

                        COMMISSION FILE NUMBER: 0-22427

                               HESKA CORPORATION
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                DELAWARE                                77-0192527
 --------------------------------------   --------------------------------------
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)
                             1613 PROSPECT PARKWAY
                          FORT COLLINS, COLORADO 80525
                    ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (970) 493-7272


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No



    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 13, 2002 was 47,650,010



================================================================================

                               HESKA CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS




                                                                  PAGE

                       PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

        Consolidated Balance Sheets (Unaudited) as of
           December 31, 2001 and  June 30, 2002                      2


        Consolidated Statements of Operations (Unaudited)
           for the three months and six months ended June
           30, 2001 and 2002                                         3

        Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 2001 and 2002           4

        Notes to Consolidated Financial Statements (Unaudited)       5



Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      12



Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                              27

                        PART II.  OTHER INFORMATION



Item 1. Legal Proceedings                                           28


Item 2. Changes in Securities and Use of Proceeds                   28


Item 3. Defaults Upon Senior Securities                       Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders         28



Item 5. Other Information                                     Not Applicable



Item 6. Exhibits and Reports on Form 8-K                            29



Signatures                                                          30

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                      ASSETS
                                                                                       DECEMBER 31,                June 30,
                                                                                           2001                      2002
                                                                                  --------------------      --------------------
Current assets:
   Cash and cash equivalents                                                       $             5,710       $             3,746
   Accounts receivable, net of allowance for doubtful accounts of
      $501 and $230, respectively                                                               10,313                     7,501
   Inventories                                                                                   8,589                     9,200
   Other current assets                                                                          1,063                       646
                                                                                   -------------------       -------------------
       Total current assets                                                                     25,675                    23,549
Property and equipment, net                                                                     10,118                     9,113
Goodwill and intangible assets, net                                                              1,400                     1,341
Other assets                                                                                       564                       433
                                                                                   -------------------       -------------------
       Total assets                                                                $            37,757       $            31,980
                                                                                   ===================       ===================



                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                $             4,263       $             5,109
   Accrued liabilities                                                                           6,302                     4,868
   Deferred revenue                                                                                343                     1,226
   Line of credit                                                                                5,737                     5,467
   Current portion of capital lease obligations                                                    104                        62
   Current portion of long-term debt                                                               711                     2,600
                                                                                   -------------------       -------------------
       Total current liabilities                                                                17,460                    19,332
Capital lease obligations, net of current portion                                                   57                        24
Long-term debt, net of current portion                                                           2,052                       686
Deferred revenue and other long-term liabilities                                                 1,022                     1,049
                                                                                   -------------------       -------------------
       Total liabilities                                                                        20,591                    21,091
                                                                                   -------------------       -------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued
     or outstanding                                                                                  -                         -
   Common stock, $.001 par value, 75,000,000 shares authorized; 47,842,198 and
     47,647,948 shares issued and outstanding, respectively                                         48                        48
   Additional paid-in capital                                                                  211,589                   211,620
   Deferred compensation                                                                          (681)                     (577)
   Accumulated other comprehensive loss                                                           (627)                     (374)
   Accumulated deficit                                                                        (193,163)                 (199,828)
                                                                                   -------------------       -------------------
       Total stockholders' equity                                                               17,166                    10,889
                                                                                   -------------------       -------------------
Total liabilities and stockholders' equity                                         $            37,757       $            31,980
                                                                                   ===================       ===================




           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        ------------------------       ------------------------
                                                                           2001           2002            2001          2002
                                                                        ---------      ---------       ----------     ---------
Revenue:
      Products, net of sales returns and allowance                      $   10,700     $    11,963     $   21,014     $   21,884
      Research, development and other                                          238             261            850            505
                                                                        ----------     -----------     ----------     ----------
          Total revenue                                                     10,938          12,224         21,864         22,389

Cost of products sold                                                        6,990           7,157         13,204         13,056
                                                                        ----------     -----------     ----------     ----------
                                                                             3,948           5,067         8,660           9,333
                                                                        ----------     -----------     ----------     ----------

Operating expenses:
      Selling and marketing                                                  3,584           3,155         7,142           6,332
      Research and development                                               3,118           2,209         6,573           5,125
      General and administrative                                             1,859           1,813         4,023           3,548
      Restructuring and other expenses                                           -             621             -             857
                                                                        ----------     -----------    ----------      ----------
          Total operating expenses                                           8,561           7,798        17,738          15,862
                                                                        ----------     -----------    ----------      ----------
                                                                                                               -
Loss from operations                                                        (4,613)         (2,731)       (9,078)         (6,529)
Other income (expense), net                                                    (51)            (43)         (158)           (136)
Net loss                                                                $   (4,664)    $    (2,774)   $   (9,236)    $    (6,665)
                                                                        ==========     ===========    ==========     ===========

Basic and diluted net loss per share                                    $    (0.12)    $     (0.06)   $    (0.24)    $     (0.14)
                                                                        ==========     ===========    ==========     ===========

Shares used to compute basic and diluted net loss per share                 38,673          47,804         37,855         47,820
                                                                        ==========     ===========    ===========    ===========



           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                   -------------------------------
                                                                                                       2001               2002
                                                                                                   -----------        ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                                                        $   (9,236)       $     (6,665)

   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                                      1,891              1,243
      Amortization of  intangible assets and deferred compensation                                         133                139
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                                         1,185              2,812
        Inventories                                                                                       (866)              (611)
        Other current assets                                                                               412                417
        Other long-term assets                                                                             191                190
        Accounts payable                                                                                   328                846
        Accrued liabilities                                                                             (1,339)            (1,434)
        Deferred revenue and other long-term liabilities                                                   (89)               910
        Other                                                                                             (157)                 -
                                                                                                   -----------        -----------
            Net cash used in operating activities                                                  $    (7,547)       $    (2,153)
                                                                                                   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                                                           2,500                  -
   Proceeds from disposition of property and equipment                                                      67                  -
   Purchase of property and equipment                                                                     (440)              (242)
                                                                                                   -----------        -----------
            Net cash provided by (used in) investing activities                                          2,127               (242)
                                                                                                   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                                5,435                 31
   Proceeds from borrowings                                                                              2,658              1,000
   Repayments of debt and capital lease obligations                                                     (1,091)              (822)
                                                                                                   -----------        -----------
            Net cash provided by financing activities                                                    7,002                209
                                                                                                   -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                              (156)               222
                                                                                                   -----------        -----------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                        1,426             (1,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           3,176              5,710
                                                                                                   -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $     4,602        $     3,746
                                                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                          $       271        $       190
                                                                                                   ===========        ===========





           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.   ORGANIZATION AND BUSINESS

     Heska Corporation ("Heska" or the "Company") is primarily focused on the discovery, development, manufacturing and marketing of companion animal health products and delivery of diagnostic services to veterinarians. The Company currently conducts its operations through two reportable segments. Through its Companion Animal Health segment, the Company sells diagnostic, vaccine and pharmaceutical products and veterinary diagnostic and patient monitoring instruments, offers diagnostic services, and performs a variety of research and development activities. The operations of this segment are carried out through the Company's facilities in Fort Collins, Colorado, and its wholly owned Swiss subsidiary, Heska AG. Through its Food Animal Health segment, the Company manufactures food animal vaccine and pharmaceutical products that are marketed and distributed by third parties. The operations of this segment are carried out through the Company's wholly owned subsidiary Diamond Animal Health, Inc. ("Diamond"), located in Des Moines, Iowa.

     From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenue from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company introduced additional products and expanded in the United States through the acquisition of Center, a Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") licensed manufacturer of allergy immunotherapy products located in Port Washington, New York, and internationally through the acquisitions of Heska UK Limited ("Heska UK", formerly Bloxham Laboratories Limited), a veterinary diagnostic laboratory in Teignmouth, England and Heska AG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products primarily in Europe.

     The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 2002 have totaled $199.8 million. During the six months ended June 30, 2002, the Company incurred a loss of approximately $6.7 million and used cash of approximately $2.2 million for operations.

     The Company's primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company's ability to achieve profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There can also be no guarantee that the Company will attain profitability or, if achieved, will remain profitable on a quarterly or annual basis in the future.

     The Company believes that its available cash and cash equivalents, together with cash from operations, borrowings expected to be available under its revolving line of credit facility, cash from the license of the rights to its Flu AVERT I.N. product (see Note 10) and other sources discussed below, should be sufficient to satisfy its projected cash requirements through June 30, 2003. Other potential sources to raise additional funds include one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities.

     Under the Company's revolving line of credit agreement with Wells Fargo Business Credit, it is required to comply with various financial and non-financial covenants, and the Company has made various representations and warranties. Among the financial covenants is a requirement to maintain $2.5 million of minimum liquidity (cash plus excess borrowing base). Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. The Company currently believes it is not likely to be able to meet its existing covenants for minimum net income and minimum book capital in future periods. The Company intends to negotiate modifications or a waiver of these covenants. The Company has obtained modifications and a waiver of covenants in the past, although there can be no assurance it can obtain similar modifications or waivers in the future.

     Failure to comply with any of the covenants, representations or warranties could result in the Company being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact the Company's ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003. The Company intends to rely on available borrowings under the credit agreement to fund its operations through 2002 and into 2003. If the Company is unable to borrow funds under this agreement, it will need to raise additional capital to fund its cash needs and continue its operations. If the Company is unable to extend or refinance the borrowings under the credit facility as of, or before, May 31, 2003, or complete other options to meet its cash needs created by maturing debt, it may be unable to continue as a going concern.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2002, the statements of operations for the three months and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Basic and Diluted Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilative dilutive securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At June 30, 2001 and 2002, outstanding options and warrants to purchase 6,162,416 and 6,553,530 shares, respectively, of the Company's common stock have been excluded from diluted net loss per share because they are anti-dilutive.

3.   MAJOR CUSTOMERS

     One customer accounted for approximately 11% and 12% of total revenues for the Company for the three months ended June 30, 2001 and 2002, respectively. This same customer accounted for approximately 11% and 11% of total revenues for the six months ended June 30, 2001 and 2002, respectively. At June 30, 2002, this customer accounted for approximately 17% of total accounts receivable. No single customer accounted for 10% or more of total accounts receivable at June 30, 2001. This customer purchased vaccines from Diamond.

4.   RESTRUCTURING AND OTHER EXPENSES

     The Company recorded a one time charge to other operating expenses during the second quarter of 2002 totaling approximately $621,000 related to personnel severance costs.

     The Company recorded a restructuring charge in the first quarter of 2002. The charge to operations of approximately $566,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees.

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

     Shown below is a reconciliation of restructuring costs for the six months ended June 30, 2002 (in thousands):



                                                                         PAYMENTS FOR THE
                                  BALANCE AT       ADDITIONS FOR THE           SIX                                   BALANCE AT
                                 DECEMBER  31,      SIX MONTHS ENDED       MONTHS ENDED                               JUNE 30,
                                      2001           JUNE 30, 2002        JUNE 30, 2002           OTHER                 2002
                               ------------------  ------------------   ------------------   ------------------  ------------------
Severance pay and benefits       $         378        $         466       $        (543)      $          (6)      $          295
Leased facility closure costs               50                    -                 (50)                  -                    -
Products and other                       1,100                  100                (583)               (324)                 293
                                --------------        --------------      -------------       -------------       --------------
    Total                        $       1,528        $         566       $      (1,176)      $        (330)      $          588
                                ==============        ==============      =============       =============       ==============



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

     The Company's recorded goodwill relates to the acquisition in 1997 of Heska AG, and beginning in fiscal 2002 it is no longer amortized on a periodic basis. The balance at June 30, 2002 is approximately $643,000. No impairment was recognized and there were no other changes to the goodwill balance during the six months ended June 30, 2002. This goodwill is included in the assets of the Companion Animal Health segment.

     The Company has net intangible assets related to capitalized patent costs totaling approximately $698,000 as of June 30, 2002. These costs are being amortized over an average life of 15 years. Amortization expense for the six months ended June 30, 2002, was approximately $34,000. There are no additional intangible assets not being amortized on a periodic basis. These intangible assets are included in the assets of the Companion Animal Health segment.

     The following reflects the impact on the Company's financial results of amortization expense for goodwill and other intangible assets during the prior three fiscal years. There was no material impact for the six months ended June 30, 2002. (In thousands except per share amounts):


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------------
                                                                        1999                    2000                    2001
                                                                  -----------------      -----------------      -----------------
Reported net loss                                                  $     (35,836)         $     (21,870)         $     (18,691)
Add back:  Goodwill amortization                                             241                    209                    210
                                                                   -------------          --------------         -------------
Adjusted  net loss                                                 $     (35,595)         $     (21,661)         $     (18,481)
                                                                   =============          =============          =============

Basic and diluted earnings per share:
  Reported net loss                                                $       (1.31)         $       (0.65)         $       (0.48)
  Goodwill amortization                                                     0.01                   0.01                   0.01
                                                                   -------------          -------------          -------------
  Adjusted net loss                                                $       (1.30)         $       (0.64)         $       (0.47)
                                                                   =============          =============          =============



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




                                                   COMPANION             FOOD
                                                    ANIMAL              ANIMAL
                                                    HEALTH              HEALTH          INTERCOMPANY            TOTAL
                                                 -------------      --------------     --------------       --------------
THREE MONTHS ENDED
JUNE 30, 2002:
Revenue                                           $    9,300         $     3,149        $      (225)         $     12,224
Operating income (loss)                               (3,315)                584                  -                (2,731)
Total assets                                          46,270              24,347            (38,637)               31,980
Capital expenditures                                       -                 170                (25)                  145
Depreciation and amortization                            319                 297                  -                   616

THREE MONTHS ENDED
JUNE 30, 2001:
Revenue                                           $    8,351           $    3,193        $      (606)        $     10,938
Operating income (loss)                               (4,710)                  97                  -               (4,613)
Total assets                                          49,106               18,091            (31,533)              35,664
Capital expenditures                                     101                   39                  -                  140
Depreciation and amortization                            564                  365                  -                  929

                                                   COMPANION             FOOD
                                                    ANIMAL              ANIMAL
                                                    HEALTH              HEALTH          INTERCOMPANY            TOTAL
                                                 -------------      --------------     -------------        --------------
SIX MONTHS ENDED
JUNE 30, 2002:
Revenue                                           $   17,132           $    6,070        $      (813)      $       22,389
Operating income (loss)                               (7,347)                 818                  -               (6,529)
Total assets                                          46,270               24,347            (38,637)              31,980
Capital expenditures                                      97                  170                (25)                 242
Depreciation and amortization                            635                  608                  -                1,243

SIX MONTHS ENDED
JUNE 30, 2001:
Revenue                                           $   16,463           $    6,555        $    (1,154)       $      21,864
Operating income (loss)                               (9,266)                 188                  -               (9,078)
Total assets                                          49,106               18,091            (31,533)              35,664
Capital expenditures                                     204                  236                  -                  440
Depreciation and amortization                          1,128                  763                  -                1,891



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

                                                  NORTH AMERICA         EUROPE            INTERCOMPANY             TOTAL
                                                 ---------------    ---------------    -----------------     ----------------
THREE MONTHS ENDED
JUNE 30, 2002:

Revenue                                            $   11,832        $      617         $      (225)           $   12,224
Operating income (loss)                                (2,728)               (3)                  -                (2,731)
Total assets                                           68,509             2,108            (318,637)               31,980
Capital expenditures                                       99                71                 (25)                  145
Depreciation and amortization                             528                88                   -                   616

THREE MONTHS ENDED
JUNE 30, 2001:
Revenue                                            $   11,089        $      455          $      (606)        $     10,938
Operating income (loss)                                (4,471)             (142)                   -               (4,613)
Total assets                                           65,152             2,045              (31,533)              35,664
Capital expenditures                                      140                 -                    -                  140
Depreciation and amortization                             913                16                    -                  929

                                                  NORTH AMERICA         EUROPE            INTERCOMPANY            TOTAL
                                                 ---------------   ---------------     -----------------    -----------------
SIX MONTHS ENDED
JUNE 30, 2002:

Revenue                                            $   21,978        $    1,224          $      (813)        $      22,389
Operating income (loss)                                (6,558)               29                    -                (6,529)
Total assets                                           68,509             2,108              (38,637)               31,980
Capital expenditures                                      195                72                  (25)                  242
Depreciation and amortization                           1,110               133                    -                 1,243

SIX MONTHS ENDED
JUNE 30, 2001:
Revenue                                            $   21,974        $    1,045           $   (1,155)        $      21,864
Operating income (loss)                                (8,870)             (208)                   -                (9,078)
Total assets                                           65,152             2,045              (31,533)               35,664
Capital expenditures                                      440                 -                    -                   440
Depreciation and amortization                           1,868                23                    -                 1,891



7.   CREDIT FACILITY

     In March 2002, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $2.5 million during 2002. The Company had borrowed approximately $5.5 million under its revolving line of credit as of June 30, 2002. As of June 30, 2002, the Company's remaining available borrowing capacity was approximately $500,000. The credit facility expires on May 31, 2003.

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

                                                                                             THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                              ----------------------------------------------
                                                                                      2001                      2002
                                                                              --------------------      --------------------

Net loss per Consolidated Statements of Operations                            $        (4,664)           $         (2,774)
Foreign currency translation adjustments                                                   14                          95
Changes in unrealized gains (losses) on forward contracts, net of realized
   gains (losses)                                                                         (68)                         14
Comprehensive loss                                                            $        (4,718)           $         (2,665)
                                                                              ===============            ================

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                              ----------------------------------------------
                                                                                      2001                      2002
                                                                              --------------------      --------------------
Net loss per Consolidated Statements of Operations                            $         (9,236)          $         (6,665)
Foreign currency translation adjustments                                                  (143)                       229
Changes in unrealized gains (losses) on forward contracts, net of realized
gains (losses)                                                                             (68)                        24
Changes in unrealized loss on marketable securities                                         44                          -
                                                                              ----------------           ----------------
Comprehensive loss                                                            $         (9,403)          $         (6,412)
                                                                              ================           ================


     Accumulated gains and losses from derivative contracts are as follows:

                                                                                             2001                   2002
                                                                                      -----------------       -----------------
Accumulated derivative gains (losses), December 31                                      $          -           $       (24)
Unrealized losses on forward contracts                                                           (68)                    -
Realized losses on forward contracts reclassified to current earnings                              -                    24
                                                                                        ------------           -----------
Accumulated derivative gains (losses), June 30                                          $        (68)          $         -
                                                                                        ============           ===========



9.   RELATED PARTY TRANSACTIONS

     In December 1999, the Company approved a personal loan to Dr. Grieve, its Chairman and Chief Executive Officer, for $100,000. This loan is evidenced by a promissory note that was originally due and payable on December 23, 2002. The terms of this loan were modified in May 2002 to permit the payment of all interest due on December 23, 2002 and to extend the term of the loan for an additional three years or until December 23, 2005. Interest on the outstanding principal balance accrues at the rate of 5.74% per annum. Payment of any unpaid principal balance together with all accrued and unpaid interest can be accelerated and become payable within ninety days after Dr. Grieve's relationship with us is terminated for any reason other than Dr. Grieve's death or permanent disability.


10.  SUBSEQUENT EVENT

     On July 30, 2002, the Company agreed to license rights to certain patents, trademarks and know-how for its Flu AVERT I.N. vaccine to Intervet. For these rights, the Company received an undisclosed upfront cash payment and may be entitled to future milestone and royalty payments.

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

  CORPORATE OVERVIEW

     We discover, develop, manufacture and market companion animal health products, principally for dogs and, cats and horses. We employ approximately 60 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of diagnostic, vaccine and pharmaceutical products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe, principally for companion animals. In addition to manufacturing companion animal health products for marketing and sale by Heska, our Diamond Animal Health subsidiary manufactures food animal vaccines and other food animal products that are marketed and distributed by other animal health companies.

  OUR BUSINESS

     We currently market our products in the United States to veterinarians through approximately 20 independent third-party distributors and through a direct sales force. Nearly one-half of these domestic distributors purchase the full line of our diagnostic, vaccine, pharmaceutical and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales.

     Our business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Within the Companion Animal Health segment, our products include diagnostics, vaccines and pharmaceuticals and veterinary diagnostic and patient monitoring instruments. These products are sold through our operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, we sell food animal vaccine and pharmaceutical products. We manufacture these food animal products at our Diamond Animal Health subsidiary, located in Des Moines, Iowa.

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

  CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies include:

     * We generate our revenue through sale of products, licensing of technology and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

     * Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.


RESULTS OF OPERATIONS

Revenue

     Total revenue, which includes product revenue as well as research, development and other revenue increased 12% to $12.2 million in the second quarter of 2002 compared to $10.9 million for the second quarter of 2001. Year-to-date, total revenue increased 2% to $22.4 million from $21.9 million for the six-month period ended June 30, 2001.

     Product revenue for the three months ended June 30, 2002, increased by 12% to $12.0 million compared to $10.7 million in the same period of 2001. Product revenue in our Companion Animal Health segment grew by over 12% to $9.2 million from $8.2 million in same period of 2001. Product revenue from this segment of our business includes diagnostics, vaccines, pharmaceuticals and medical instrumentation. This growth was driven by increased sales of our medical instrument reagents and consumables, sales of our most recent product introduction the E.R.D.-Screen (TM) urine test for early renal disease in dogs, increased export sales of our canine heartworm diagnostic for Japanese distribution and increased sales of our SpotChem EZ clinical chemistry system, offset somewhat by declines in sales of our heartworm diagnostic products in the United States.

     Product revenue increased 4% to $21.9 million for the first half of 2002 compared to $21.0 million for the first half of 2001. Product revenue for the first six months of 2002 in our Companion Animal Health segment grew by nearly 7% to $16.8 million from $15.7 million in same period of 2001. This growth was driven by increased sales of our medical instrument reagents and consumables, increased sales of our SpotChem (TM) EZ clinical chemistry system, sales of our most recent product introduction the E.R.D.-Screen (TM) urine test for early renal disease in dogs and increased export sales of our canine heartworm diagnostic for Japanese distribution, offset somewhat by declines in sales of our heartworm diagnostic products in the United States.

     Product revenue in our Food Animal Health segment for the three months ended June 30, 2002, grew by nearly 10% to $2.8 million compared to $2.5 million in the second quarter of 2001. This increase was due to special orders for pharmaceuticals from an existing customer. Product revenue in the first half of 2002 from the Food Animal Health segment of the business decreased 4% to $5.1 million from $5.3 million in the first half of last year.

     Revenue from research, development and other sources were up slightly in the second quarter of 2002 as compared to the second quarter of 2001. This same revenue for the first half of 2002 was down $345,000 compared to the first half of 2001 due primarily to non-recurring revenue from a sponsored product development project in last year's first quarter.

Cost of Products Sold

     Cost of products sold totaled $7.2 million in the second quarter of 2002 compared to $7.0 million in the second quarter of 2001. Gross profit as a percentage of product sales increased to 40.2% in the second quarter of 2002 compared to 34.7% in the same quarter last year. Cost of products sold totaled $13.1 million for the first half of 2002 compared to $13.2 million for the first half of 2001. Gross profit as a percentage of product sales increased to 40.3% for the six months ended June 30, 2002, compared to 37.2% for the same period last year. These improvements in gross profit reflect the increase in sales of our proprietary PVD products, increased sales of instrument reagents and consumables and improved margins at Diamond. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products and the increased sales of instrument reagents and consumables.

Operating Expenses

     Selling and marketing expenses decreased 12% to $3.2 million in the second quarter of 2002 compared to $3.6 million in the second quarter of 2001. Selling and marketing expenses decreased 11% to $6.3 million for the first half of 2002 compared to $7.1 million for the same period in 2001. Both decreases are due primarily to lower personnel and related costs. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     Research and development expenses decreased 29% to $2.2 million in the second quarter of 2002 from $3.1 million in the second quarter of 2001. Research and development expenses decreased 22% to $5.1 million for the first half of 2002 compared to $6.6 million for the first half of 2001. These decreases are due primarily to lower personnel costs. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

     General and administrative expenses decreased 2% to $1.8 million in the second quarter of both 2002 and from $1.9 million in the second quarter of 2001 due to lower depreciation costs. General and administrative expenses decreased 12% to $3.5 million for the first half of 2002 compared to $3.94.0 million for the same period in 2001 due to lower personnel and depreciation costs. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business and continue our disciplined management of operating expenses.

Restructuring Expenses and Other

     During the second quarter of 2002, we recorded a one time charge to other operating expenses of $621,000 related to personnel severance costs and other related expenses. In the first quarter of 2002, we recorded a restructuring charge $566,000 for personnel severance costs and other related expenses related to 32 individuals. We also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For the six months ended June 30, 2002, we recorded net restructuring and other expenses totaling $857,000.

Net Loss

     For the quarter ended June 30, 2002, our net loss declined to $2.8 million from $4.7 million in the second quarter of the prior year. The net loss per common share in the second quarter of 2002 was $0.06, compared with a net loss per common share of $0.12 in the second quarter of the prior year. Our net loss for the first half of 2002 decreased to $6.7 million compared to $9.2 million in the same period of 2001. The net loss per common share decreased to $0.14 for the first half of this year compared to $0.24 for the first half of 2001.

  LIQUIDITY AND CAPITAL RESOURCES

     We have incurred negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At June 30, 2002, we had cash and cash equivalents of $3.7 million.

     We amended our credit agreement with our lender in March 2002 to set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes additional loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

     *    obtaining new loans secured by unencumbered assets;
     *    sale of various products or marketing rights;
     *    licensing of technology;
     *    sale of various assets; and
     *    sale of additional equity or debt securities.

     At June 30, 2002, we had outstanding obligations for long-term debt and capital leases totaling $3.4 million primarily related to two term loans with Wells Fargo Business Credit and a promissory note from one of Diamond's customers. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at June 30, 2002 of $1.7 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.5 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at June 30, 2002 of approximately $576,000 payable in monthly installments of $18,667 plus interest, with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.25%. The promissory note with Diamond's customer is payable in three annual installments beginning April 15, 2003 and bears interest at prime plus 0.25%. In addition, Diamond has promissory notes to the Iowa Department of Economic

Development and the City of Des Moines with outstanding balances at June 30, 2002 of $28,000 and $43,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells Fargo. We also had $240,000 of equipment financing which was paid in full in January 2002. Our capital lease obligations totaled $86,000 at June 30, 2002.

     We also have a $10.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Available borrowings under this line of credit are based upon percentages of our eligible domestic accounts receivable and domestic inventories. Interest is charged at a stated rate of prime plus 1% and is payable monthly. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. The line of credit has a maturity date of May 31, 2003. At June 30, 2002, our outstanding borrowings under the line of credit were $5.5 million and we had remaining available borrowing capacity of $500,000.

     Net cash used in operating activities was $2.2 million for the first six months of 2002, compared to $7.5 million for the same period in 2001. The improvement was primarily due to the lower net loss, increases in accounts receivable collections and higher accounts payable balances.

     Net cash flows from investing activities used $242,000 during the first half of 2002, compared to providing $2.1 million in the same period of 2001. The higher cash provided in 2001 resulted from the sale of our marketable securities.

     Net cash flows from financing activities provided $209,000 during the first six months of 2002 compared to providing $7.0 million for the same period last year. The cash provided in 2001 was the result of approximately $5.3 million of net proceeds from a private placement of our common stock plus $2.7 million of borrowings against our line of credit, offset by debt repayments.

     Our primary short-term needs for capital are our continuing research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to our business and the results of competition.

     We believe that our available cash and cash equivalents, together with cash from operations, borrowings expected to be available under our revolving line of credit facility, cash from the license of the rights to our Flu AVERT I.N. product (see Note 10) and other sources discussed below, should be sufficient to satisfy our projected cash requirements through June 30, 2003. Other potential sources to raise additional funds include one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of additional equity or debt securities.

     Under our revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain $2.5 million of minimum liquidity (cash plus excess borrowing base). Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.
We currently believe we are not likely to be able to meet our existing covenants for minimum net income and minimum book capital in future periods. We intend to negotiate modifications or a waiver of these covenants. We have obtained modifications and a waiver of covenants in the past, although there can be no assurance we can obtain similar modifications or waivers in the future.

     Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003. We intend to rely on available borrowings under the credit agreement to fund our operations through 2002 and into 2003. If we are unable to borrow funds under this agreement, we will need to raise additional capital to fund our cash needs and continue our operations. If we are unable to extend or refinance the borrowings under the credit facility as of, or before, May 31, 2003, or complete other options to meet our cash needs created by maturing debt, we may be unable to continue as a going concern. See "Factors that May Affect Results."

     A summary of our contractual obligations at June 30, 2002 is shown below (amounts in thousands).

                                                                           PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------------------------------------
                                                              LESS THAN             1-3                4-5              AFTER
                                              TOTAL             1 YEAR             YEARS              YEARS            5 YEARS
                                          ---------------   --------------    --------------     --------------    --------------
CONTRACTUAL OBLIGATIONS
Long-Term Debt                              $      3,286     $      2,600       $       686       $         -       $         -
Capital Lease Obligations                             86               62                24                 -                 -
Line of Credit                                     5,467            5,467                 -                 -                 -
Operating Leases                                   2,298              460             1,707               131                 -
Unconditional Purchase Obligations                 2,909              102             2,007               800                 -
Other Long-Term Obligations                          149                -                 -                 -               149
Total Contractual Cash Obligations          $     14,195     $      8,691       $     4,424       $       931       $       149




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

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will adopt the provisions of this statement during the first quarter of 2003. The adoption of this statement will have an impact on the accounting for future exit or disposal activities, if any.

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

  WE ANTICIPATE FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

     We have incurred net losses since our inception in 1988 and, as of June 30, 2002, we had an accumulated deficit of $199.8 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

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

     We amended our credit agreement with our lender in March 2002 to set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. If our lender imposes additional loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

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

  WE MUST MAINTAIN VARIOUS FINANCIAL AND OTHER COVENANTS UNDER OUR REVOLVING LINE OF CREDIT AGREEMENT.

     Under our revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain $2.5 million of minimum liquidity (cash plus excess borrowing base). Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.
We currently believe we are not likely to be able to meet our existing covenants for minimum net income and minimum book capital in future periods. We intend to negotiate modifications or a waiver of these covenants. We have obtained modifications and a waiver of covenants in the past, although there can be no assurance we can obtain similar modifications or waivers in the future.

     Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003. We intend to rely on available borrowings under the credit agreement to fund our operations through 2002 and into 2003. If we are unable to borrow funds under this agreement, we will need to raise additional capital to fund our cash needs and continue our operations. If we are unable to extend or refinance the borrowings under the credit facility as of, or before, May 31, 2003, or complete other options to meet our cash needs created by maturing debt, we may be unable to continue as a going concern.


  OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ STOCK MARKET, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL YOUR SHARES.

     Our common stock is currently listed on the Nasdaq National Market. We are in the process of applying to transfer our listing to the Nasdaq SmallCap Market. Both the Nasdaq National Market and the Nasdaq SmallCap Market have requirements we must meet in order to remain listed, including a minimum bid price requirement of $1.00. We are currently not in compliance with the minimum bid price requirement and have received notification from Nasdaq to that effect. If the transfer of our listing to the Nasdaq SmallCap Market is approved, we will have until November 18, 2002 to comply with the minimum $1.00 bid price requirement which requires that our common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. We may also be eligible for an additional 180-day grace period, or until May 16, 2003, provided that we have stockholders' equity of $5 million or meet certain other initial listing criteria required by Nasdaq. We cannot assure you that our application to transfer to the Nasdaq SmallCap Market will be approved, nor can we assure you that we will be able to maintain such listing. If we are delisted from the Nasdaq stock market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology, and this litigation remains ongoing. The sole remaining claim in the lawsuit is expected to be scheduled for trial in 2003.

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

     We have introduced some of our products only recently and many of our products are still under development. Among our recently introduced products E.R.D.-SCREEN Urine Test for detecting albumin in canine urine, ALLERCEPT E-SCREEN Test for assessing allergies in dogs, and SPOTCHEM (TM) EZ, a compact system for measuring animal blood chemistry. We currently have under development or in preliminary clinical trials a number of products, including a gene based therapy for canine cancer. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate revenues will decrease.

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

  WE MAY BE UNABLE TO SUCCESSFULLY MARKET AND DISTRIBUTE OUR PRODUCTS AND HAVE RECENTLY MODIFIED OUR DISTRIBUTION STRATEGY.

     The market for companion animal healthcare products is highly fragmented. Because our proprietary products are available only by prescription and our medical instruments require technical training, we sell our companion animal health products only to veterinarians. Therefore, we may fail to reach a substantial segment of the potential market.

     We currently market our products in the United States to veterinarians through approximately 20 independent third-party distributors and through a direct sales force. Nearly one-half of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days' notice and we believe IDEXX, our largest competitor, prohibits its distributors from selling competitors' products, including ours. For example, one of our largest distributors recently informed us that they would no longer carry our heartworm diagnostic products or our chemistry or hematology instruments because they wish to carry products from one of our competitors, IDEXX, who required exclusivity of its comparable products.

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

     Our Flu AVERT I.N. Vaccine, SOLO STEP CH, SOLO STEP FH, and SOLO STEP Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH and SOLO STEP Batch Test Strips are pending approval by the CFIA. SOLO STEP CH has also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline ImmuCheck Assay, Canine Cancer Gene Therapy and Feline Mucosal Vaccine.

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

    Among the conditions for certain regulatory approvals is the requirement that the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to or certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

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

     We currently derive a substantial portion of our revenues from sales by our subsidiary, Diamond, which manufactures several of our products and products for other companies in the animal health industry. Revenues from one contract between Diamond and Agri Laboratories, Ltd., comprised approximately 11% and 11% of our total revenues for the six months ended June 30, 2001 and 2002, respectively. In May 2002, Diamond signed a seven-year contract extension with Agri Laboratories. However, if Agri Laboratories does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 12% of our revenues in 2001. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

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

  WE RELY SUBSTANTIALLY ON THIRD-PARTY MANUFACTURERS. THE LOSS OF ANY THIRD-PARTY MANUFACTURERS COULD LIMIT OUR ABILITY TO LAUNCH OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL.

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

    For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed several point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We license DNA delivery and manufacturing technology from Valentis Inc. and distribute chemistry analyzers for Arkray, Inc. We also have worked with i-STAT Corporation to develop portable clinical analyzers for dogs and Diagnostic Chemicals, Ltd. to develop the E.R.D.-SCREEN Urine Test. One or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

  IF RECENT CHANGES IN OUR SENIOR MANAGEMENT ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO ACHIEVE OUR GOALS.

     Our President and Chief Operating Officer and Chief Financial Officer retired in May 2002. We have appointed a new Chief Financial Officer and Dr. Grieve, our Chief Executive Officer, assumed the duties of the President and Chief Operating Officer. These changes may place a strain on our resources and planning and management processes during this transition period. If these changes are not successful, we will not be able to implement our business strategy. In addition, we will not be able to increase revenues or control costs unless we continue to improve our operational, financial and managerial controls and reporting systems and procedures.

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

     The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.27 to a high of $1.47. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. During 2002, we sold products to a Japanese distributor and the yen-based consideration we received is being held for the purchase of inventory during fiscal 2002. As of December 31, 2001, all of these forward contracts had been settled.

  INTEREST RATE RISK

     The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2002, approximately $8.7 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.73%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. Based on our outstanding balances as of June 30, 2002, a one percentage point increase in market interest rates would cause an annual increase in our interest expense of approximately $87,000. We also had approximately $3.7 million of cash and cash equivalents at June 30, 2002, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point increase in market interest rates would cause an annual increase in our interest income of approximately $37,000.

  FOREIGN CURRENCY RISK

     We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the three months ended September 30, 2002, we would experience an increase/decrease in our foreign currency gain/loss of approximately $100,000 based on the investment in foreign subsidiaries as of June 30, 2002. We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $14,000 based upon our purchases and sales in these foreign currencies over the past 12 months.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California in which it alleges that we infringe a patent owned by Synbiotics relating to heartworm diagnostic technology. We have obtained legal opinions from our outside patent counsel that our heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of our internal evaluations related to the one remaining claim. In September 2000, the U.S. District Court hearing the case granted our request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only the one remaining claim in the lawsuit. The one remaining claim is currently scheduled for trial in 2003.

     While we believe that we have valid defenses to Synbiotics' allegations and intend to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position, results of operations or cash flow.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2002 annual meeting of stockholders (the "2002 Annual Meeting") was held on May 16, 2002 in Fort Collins, Colorado. Three proposals, as described in the Company's Proxy Statement dated April 11, 2002, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

     1.   Election of Directors:

        Nominee             Number of Shares
        ------------------  ----------------------

        A. Barr Dolan       For        35,611,498
                            Withheld   349,346

        Robert B. Grieve    For        35,611,498
                            Withheld   349,346

        John F. Sasen, Sr.  For        35,611,548
                            Withheld   349,296


     2. To approve an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan by 1,000,000 shares.

        For            Against        Abstain
        35,461,559     423,974        75,311

     3. To ratify and approve an amendment to Article 8 of the Company's bylaws.

        For            Against        Abstain        Not Voted
        28,730,767     483,979        176,749        6,569,349

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          3(ii)     Bylaws of the Registrant.

          10.3(a)H Amendment No. 4 to Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and AGRI Laboratories, Ltd., dated as of April 15, 2002.

          10.28(a)* Resignation Agreement and General Release between Registrant and Ronald L. Hendrick, effective as of June 6, 2002.

          10.29(a)* Resignation Agreement and General Release between Registrant and James H. Fuller effective as of June 20, 2002.

          99.1 Certification Under Section 906 of Sarbanes-Oxley Act


     Notes
     -----
          H Confidential treatment has been requested with respect to certain portions of this agreement.
          * Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K dated May 7, 2002, related to the retirement of its President and Chief Operating Officer, the retirement of its Chief Financial Officer and the appointment of a new Chief Financial Officer.

                                HESKA CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HESKA CORPORATION

Date:   August 14, 2002    By /s/ Robert B. Grieve
                              ------------------------------
                              ROBERT B. GRIEVE
                              Chief Executive Officer and
                              Chairman of the Board
                              (on behalf of the Registrant and
                              as the Registrant's Principal
                              Executive Officer)

        August 14, 2002    By /s/ Jason A. Napolitano
                              ------------------------------
                              JASON A. NAPOLITANO
                              Executive Vice President and Chief
                              Financial Officer
                              (on behalf of the Registrant and
                              as the Registrant's Chief
                              Financial Officer)