Form 10-Q/A
period 2002-06-30
HESKA CORP
filed 2002-08-27
CIK 1038133

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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


This amendment to the Quarterly Report on Form 10-Q of Heska
Corporation for the period ended June 30, 2002 is being filed solely for the purpose of correcting certain typographical errors on pages 2, 11 and 16 of the original Form 10-Q filed on August 14, 2002.


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

                       HESKA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                      ASSETS
                                                                                       DECEMBER 31,                June 30,
                                                                                           2001                      2002
                                                                                  --------------------      --------------------
Current assets:
   Cash and cash equivalents                                                       $             5,710       $             3,746
   Accounts receivable, net of allowance for doubtful accounts of
      $501 and $230, respectively                                                               10,313                     7,501
   Inventories                                                                                   8,589                     9,200
   Other current assets                                                                          1,063                       646
                                                                                   -------------------       -------------------
       Total current assets                                                                     25,675                    21,093
Property and equipment, net                                                                     10,118                     9,113
Goodwill and intangible assets, net                                                              1,400                     1,341
Other assets                                                                                       564                       433
                                                                                   -------------------       -------------------
       Total assets                                                                $            37,757       $            31,980
                                                                                   ===================       ===================



                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                $             4,263       $             5,109
   Accrued liabilities                                                                           6,302                     4,868
   Deferred revenue                                                                                343                     1,226
   Line of credit                                                                                5,737                     5,467
   Current portion of capital lease obligations                                                    104                        62
   Current portion of long-term debt                                                               711                     2,600
                                                                                   -------------------       -------------------
       Total current liabilities                                                                17,460                    19,332
Capital lease obligations, net of current portion                                                   57                        24
Long-term debt, net of current portion                                                           2,052                       686
Deferred revenue and other long-term liabilities                                                 1,022                     1,049
                                                                                   -------------------       -------------------
       Total liabilities                                                                        20,591                    21,091
                                                                                   -------------------       -------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued
     or outstanding                                                                                  -                         -
   Common stock, $.001 par value, 75,000,000 shares authorized; 47,842,198 and
     47,647,948 shares issued and outstanding, respectively                                         48                        48
   Additional paid-in capital                                                                  211,589                   211,620
   Deferred compensation                                                                          (681)                     (577)
   Accumulated other comprehensive loss                                                           (627)                     (374)
   Accumulated deficit                                                                        (193,163)                 (199,828)
                                                                                   -------------------       -------------------
       Total stockholders' equity                                                               17,166                    10,889
                                                                                   -------------------       -------------------
Total liabilities and stockholders' equity                                         $            37,757       $            31,980
                                                                                   ===================       ===================




           See accompanying notes to consolidated financial statements

                       HESKA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        ------------------------       ------------------------
                                                                           2001           2002            2001          2002
                                                                        ---------      ---------       ----------     ---------
Revenue:
      Products, net of sales returns and allowance                      $   10,700     $    11,963     $   21,014     $   21,884
      Research, development and other                                          238             261            850            505
                                                                        ----------     -----------     ----------     ----------
          Total revenue                                                     10,938          12,224         21,864         22,389

Cost of products sold                                                        6,990           7,157         13,204         13,056
                                                                        ----------     -----------     ----------     ----------
                                                                             3,948           5,067         8,660           9,333
                                                                        ----------     -----------     ----------     ----------

Operating expenses:
      Selling and marketing                                                  3,584           3,155         7,142           6,332
      Research and development                                               3,118           2,209         6,573           5,125
      General and administrative                                             1,859           1,813         4,023           3,548
      Restructuring and other expenses                                           -             621             -             857
                                                                        ----------     -----------    ----------      ----------
          Total operating expenses                                           8,561           7,798        17,738          15,862
                                                                        ----------     -----------    ----------      ----------
Loss from operations                                                        (4,613)         (2,731)       (9,078)         (6,529)
Other income (expense), net                                                    (51)            (43)         (158)           (136)
Net loss                                                                $   (4,664)    $    (2,774)   $   (9,236)    $    (6,665)
                                                                        ==========     ===========    ==========     ===========

Basic and diluted net loss per share                                    $    (0.12)    $     (0.06)   $    (0.24)    $     (0.14)
                                                                        ==========     ===========    ==========     ===========

Shares used to compute basic and diluted net loss per share                 38,673          47,804         37,855         47,820
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

Basic and Diluted Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilutive securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At June 30, 2001 and 2002, outstanding options and warrants to purchase 6,162,416 and 6,553,530 shares, respectively, of the Company's common stock have been excluded from diluted net loss per share because they are anti-dilutive.

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

                                                  NORTH AMERICA         EUROPE            INTERCOMPANY             TOTAL
                                                 ---------------    ---------------    -----------------     ----------------
THREE MONTHS ENDED
JUNE 30, 2002:

Revenue                                            $   11,832        $      617         $      (225)           $   12,224
Operating income (loss)                                (2,728)               (3)                  -                (2,731)
Total assets                                           68,509             2,108             (38,637)               31,980
Capital expenditures                                       99                71                 (25)                  145
Depreciation and amortization                             528                88                   -                   616

THREE MONTHS ENDED
JUNE 30, 2001:
Revenue                                            $   11,089        $      455          $      (606)        $     10,938
Operating income (loss)                                (4,471)             (142)                   -               (4,613)
Total assets                                           65,152             2,045              (31,533)              35,664
Capital expenditures                                      140                 -                    -                  140
Depreciation and amortization                             913                16                    -                  929

                                                  NORTH AMERICA         EUROPE            INTERCOMPANY            TOTAL
                                                 ---------------   ---------------     -----------------    -----------------
SIX MONTHS ENDED
JUNE 30, 2002:

Revenue                                            $   21,978        $    1,224          $      (813)        $      22,389
Operating income (loss)                                (6,558)               29                    -                (6,529)
Total assets                                           68,509             2,108              (38,637)               31,980
Capital expenditures                                      195                72                  (25)                  242
Depreciation and amortization                           1,110               133                    -                 1,243

SIX MONTHS ENDED
JUNE 30, 2001:
Revenue                                            $   21,974        $    1,045           $   (1,155)        $      21,864
Operating income (loss)                                (8,870)             (208)                   -                (9,078)
Total assets                                           65,152             2,045              (31,533)               35,664
Capital expenditures                                      440                 -                    -                   440
Depreciation and amortization                           1,868                23                    -                 1,891



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

  CORPORATE OVERVIEW

     We discover, develop, manufacture and market companion animal health products, principally for dogs and cats. We employ approximately 60 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of diagnostic, vaccine and pharmaceutical products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe, principally for companion animals. In addition to manufacturing companion animal health products for marketing and sale by Heska, our Diamond Animal Health subsidiary manufactures food animal vaccines and other food animal products that are marketed and distributed by other animal health companies.

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

     Product revenue for the three months ended June 30, 2002, increased by 12% to $12.0 million compared to $10.7 million in the same period of 2001. Product revenue in our Companion Animal Health segment grew by over 12% to $9.2 million from $8.2 million in the same period of 2001. Product revenue from this segment of our business includes diagnostics, vaccines, pharmaceuticals and medical instrumentation. This growth was driven by increased sales of our medical instrument reagents and consumables, sales of our most recent product introduction, the E.R.D.-Screen (TM) urine test for early renal disease in dogs, increased export sales of our canine heartworm diagnostic for Japanese distribution and increased sales of our SpotChem EZ (TM) clinical chemistry system, offset somewhat by declines in sales of our heartworm diagnostic products in the United States.

     Product revenue increased 4% to $21.9 million for the first half of 2002 compared to $21.0 million for the first half of 2001. Product revenue for the first six months of 2002 in our Companion Animal Health segment grew by nearly 7% to $16.8 million from $15.7 million in the same period of 2001. This growth was driven by increased sales of our medical instrument reagents and consumables, increased sales of our SpotChem (TM) EZ clinical chemistry system, sales of our most recent product introduction, the E.R.D.-Screen (TM) urine test for early renal disease in dogs, and increased export sales of our canine heartworm diagnostic for Japanese distribution, offset somewhat by declines in sales of our heartworm diagnostic products in the United States.

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

Cost of Products Sold

     Cost of products sold totaled $7.2 million in the second quarter of 2002 compared to $7.0 million in the second quarter of 2001. Gross profit as a percentage of product sales increased to 40.2% in the second quarter of 2002 compared to 34.7% in the same quarter last year. Cost of products sold totaled $13.1 million for the first half of 2002 compared to $13.2 million for the first half of 2001. Gross profit as a percentage of product sales increased to 40.3% for the six months ended June 30, 2002, compared to 37.2% for the same period last year. These improvements in gross profit reflect the increase in sales of our proprietary PVD products, increased sales of instrument reagents and consumables and improved margins at Diamond. We expect gross profit as a percentage of product sales to continue to improve as we increase the sales of our higher margin proprietary PVD products and instrument reagents and consumables.

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

     General and administrative expenses decreased 2% to $1.8 million in the second quarter of 2002 from $1.9 million in the second quarter of 2001 due to lower depreciation costs. General and administrative expenses decreased 12% to $3.5 million for the first half of 2002 compared to $4.0 million for the same period in 2001 due to lower personnel and depreciation costs. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business and continue our disciplined management of operating expenses.

Restructuring Expenses and Other

     During the second quarter of 2002, we recorded a one time charge to other operating expenses of $621,000 related to personnel severance costs and other related expenses. In the first quarter of 2002, we recorded a restructuring charge of $566,000 for personnel severance costs and other related expenses related to 32 individuals. We also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For the six months ended June 30, 2002, we recorded net restructuring and other expenses totaling $857,000.

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

    Among the conditions for certain regulatory approvals is the requirement that the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

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

        For            Against        Abstain
        35,461,559     423,974        75,311

     3. To ratify and approve an amendment to Article 8 of the Company's bylaws.

        For            Against        Abstain        Not Voted
        28,730,767     483,979        176,749        6,569,349

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    Number    Notes Description
    -------   ----- --------------------------------------------------------
    3(ii)     (1)   Bylaws of the Registrant.

    10.3(a)H  (1)   Amendment No. 4 to Bovine Vaccine Distribution Agreement
                    between Diamond Animal Health, Inc. and AGRI Laboratories,
                     Ltd., dated as of April 15, 2002.

    10.28(a)* (1)   Resignation Agreement and General Release between Registrant and Ronald L. Hendrick, effective as of June 6, 2002.

    10.29(a)* (1)   Resignation Agreement and General Release between Registrant and James H. Fuller effective as of June 20, 2002.

    99.1      (1)   Certification Under Section 906 of Sarbanes-Oxley Act

    Notes
     -----
          H Confidential treatment has been requested with respect to certain portions of this agreement.
          *    Indicates management contract or compensatory plan or
               arrangement.
          (1) Filed with Registrant's Form 10-Q for the quarter ended June 30, 2002

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


                              HESKA CORPORATION

Date:   August 27, 2002    By /s/ Robert B. Grieve
                              ------------------------------
                              ROBERT B. GRIEVE
                              Chief Executive Officer and
                              Chairman of the Board
                              (on behalf of the Registrant and
                              as the Registrant's Principal
                              Executive Officer)

        August 27, 2002    By /s/ Jason A. Napolitano
                              ------------------------------
                              JASON A. NAPOLITANO
                              Executive Vice President and Chief
                              Financial Officer
                              (on behalf of the Registrant and
                              as the Registrant's Chief
                              Financial Officer)