Form 10-Q
period 2002-09-30
HESKA CORP
filed 2002-11-15
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission File Number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1613 Prospect Parkway Fort Collins, Colorado 80525
(Address of principal executive offices)

(970) 493-7272
Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 13, 2002 was 47,617,879

HESKA CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets (Unaudited) as of December 31, 2001 and September 30, 2002	2
	Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and 2002	3
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2002	4
	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

ALLERCEPT, AVERT, E.R.D.-SCREEN, E-SCREEN, FELINE ULTRANASAL, HESKA, IMMUCHECK, SOLO STEP, and TRI-HEART are trademarks of Heska Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2001	September 30, 2002

Current assets:
Cash and cash equivalents	$5,710	$4,554
Accounts receivable, net of allowance for doubtful accounts of $501 and $204, respectively	10,313	5,032
Inventories	8,589	9,793
Other current assets	1,063	811

Total current assets	25,675	20,190
Property and equipment, net	10,118	9,323
Goodwill and intangible assets, net	1,400	1,623
Other assets	564	219

Total assets	$37,757	$31,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,263	$4,648
Accrued liabilities	6,302	4,428
Deferred revenue	343	1,345
Line of credit	5,737	4,545
Current portion of capital lease obligations	104	65
Current portion of long-term debt	711	2,456

Total current liabilities	17,460	17,487
Capital lease obligations, net of current portion	57	—
Long-term debt, net of current portion	2,052	717
Deferred revenue and other long-term liabilities	1,022	5,192

Total liabilities	20,591	23,396

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 47,842,198 and 47,617,879 shares issued and outstanding, respectively	48	48
Additional paid-in capital	211,589	211,669
Deferred compensation	(681)	(494)
Accumulated other comprehensive loss	(627)	(351)
Accumulated deficit	(193,163)	(202,913)

Total stockholders' equity	17,166	7,959

Total liabilities and stockholders' equity	$37,757	$31,355

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenue:
Products, net of returns and allowance	$11,035	$10,253	$32,048	$32,137
Research, development and other	720	332	1,571	837

Total revenue	11,755	10,585	33,619	32,974

Cost of products sold	6,920	6,456	20,124	19,512

	4,835	4,129	13,495	13,462

Operating expenses:
Selling and marketing	3,349	3,314	10,491	9,646
Research and development	3,236	1,739	9,809	6,864
General and administrative	1,950	1,940	5,973	5,488
Restructuring and other expenses	—	150	—	1,007

Total operating expenses	8,535	7,143	26,273	23,005

Loss from operations	(3,700)	(3,014)	(12,778)	(9,543)
Other income (expense), net	(194)	(71)	(352)	(207)

Net loss	$(3,894)	$(3,085)	$(13,130)	$(9,750)

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.34)	$(0.20)

Shares used to compute basic and diluted net loss per share	38,838	47,618	38,187	47,752

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(13,130)	$(9,750)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,780	1,835
Amortization of intangible assets	235	244
Changes in operating assets and liabilities:
Accounts receivable, net	(2,065)	5,280
Inventories	(877)	(1,240)
Other current assets	(698)	288
Other long-term assets	333	345
Accounts payable	3,301	517
Accrued liabilities	(943)	(1,839)
Deferred revenue and other long-term liabilities	753	1,120
Other	11	(428)

Net cash used in operating activities	$(10,300)	$(3,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,500	—
Proceeds from disposition of property, equipment and product rights	317	4,118
Purchases of property and equipment	(790)	(882)

Net cash provided by investing activities	2,027	3,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,444	80
Proceeds from borrowings	4,345	—
Repayments of debt and capital lease obligations	(1,733)	(884)

Net cash provided by financing activities	8,056	(804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(53)	40

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(270)	(1,156)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(270)	(1,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,176	5,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,906	$4,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$447	$279

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

          From the Company's inception in 1988 until early 1996, the Company's operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenue from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded internationally through the acquisition of Heska AG (formerly Centre Medical des Grand'Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products primarily in Europe.

          The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 2002 have totaled $202.9 million. During the nine months ended September 30, 2002, the Company incurred a loss of approximately $9.8 million and used cash of approximately $3.6 million for operations.

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

          In addition to its currently available cash and cash equivalents, cash expected to be generated from future operations, and borrowings expected to be available under its revolving line of credit facility, the Company will also need cash from one or more additional sources to fund its operations through September 30, 2003. Other additional sources include but are not limited to the following: (1) refinance or extend the current line-of-credit and long-term debt instruments from their current maturity date of May 30, 2003 to at least September 30, 2003; (2) obtain new loans secured by property and equipment; (3) sale of various products or marketing rights; (4) licensing of technology; (5) sale of various assets; and (6) sale of additional equity or debt securities. If the Company is unable to obtain sufficient funds from these additional sources, there will be substantial doubt as to its ability to continue as a going concern.

          Under the Company's revolving line of credit agreement with Wells Fargo Business Credit, it is required to comply with various financial and non-financial covenants, and the Company has made various representations and warranties. Among the financial covenants is a requirement to maintain $2.5 million of minimum liquidity (cash plus excess borrowing base). Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. The Company recently obtained modifications of its covenants. The Company expects to meet all covenant requirements through December 31, 2002.  No covenants have been established beyond that date. The Company has obtained modifications and a waiver of covenants in the past, although there can be no assurance it can obtain similar modifications or waivers in the future. Failure to comply with any of the covenants, representations or warranties could result in the Company being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact the Company's ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2002, the statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Basic and Diluted Net Loss Per Share

          Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilutive securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At September 30, 2001 and 2002, outstanding options to purchase 5,099,668 and 6,319,726 shares, respectively, of the Company's common stock have been excluded from diluted net loss per share because they are anti-dilutive.

3.        MAJOR CUSTOMERS

          One customer accounted for approximately 15% and 16% of total revenues for the Company for the three months ended September 30, 2001 and 2002, respectively. This same customer accounted for approximately 12% and 12% of total revenues for the nine months ended September 30, 2001 and 2002, respectively. At September 30, 2001 and 2002, respectively, this customer accounted for approximately 19% and 18% of total accounts receivable. This customer purchased vaccines from Diamond.

4.       RESTRUCTURING AND OTHER EXPENSES

          The Company recorded restructuring expenses during the third quarter of 2002 totaling approximately $150,000. The charge represents an increase to the estimate for restructuring expenses recorded in the first quarter of 2002 due to the Company's inability to sublease space no longer used after the personnel reductions which occurred as a result of that restructuring.

          The Company recorded a charge to other operating expenses during the second quarter of 2002 totaling approximately $621,000 related to personnel severance costs.

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

          Shown below is a reconciliation of restructuring costs for the nine months ended September 30, 2002 (in thousands):

	Balance at December 31, 2001	Additions for the Nine Months Ended September 30, 2002	Payments for the Nine Months Ended September 30, 2002	Other	Balance at September 30, 2002

Severance pay and benefits	$378	$496	$(677)	$(6)	$191
Leased facility closure costs	50	—	(50)	150	150
Products and other	1,100	100	(610)	(324)	266

Total	$1,528	$596	$(1,337)	$(180)	$607

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

          The Company's recorded goodwill relates to the acquisition in 1997 of Heska AG, and beginning in fiscal 2002 it is no longer amortized on a periodic basis. The balance at September 30, 2002 is approximately $643,000. No impairment was recognized and there were no other changes to the goodwill balance during the nine months ended September 30, 2002. This goodwill is included in the assets of the Companion Animal Health segment.

          The Company has net intangible assets related to capitalized patent costs totaling approximately $980,000 as of September 30, 2002. These costs are being amortized over an average life of 15 years. Amortization expense for the nine months ended September 30, 2002, was approximately $49,000. There are no additional intangible assets not being amortized on a periodic basis. These intangible assets are included in the assets of the Companion Animal Health segment.

          The following reflects the impact on the Company's financial results of amortization expense for goodwill and other intangible assets during the prior three fiscal years. There was no material impact for the nine months ended September 30, 2002. (In thousands except per share amounts):
	For the Year Ended December 31,

	1999	2000	2001

Reported net loss	$(35,836)	$(21,870)	$(18,691)
Add back: Goodwill amortization	241	209	210

Adjusted net loss	$(35,595)	$(21,661)	$(18,481)

Basic and diluted earnings per share:
Reported net loss	$(1.31)	$(0.65)	$(0.48)
Goodwill amortization	0.01	0.01	0.01

Adjusted net loss	$(1.30)	$(0.64)	$(0.47)

6.       SEGMENT REPORTING

          The Company's business is comprised of two reportable segments, Companion Animal Health and Food Animal Health. Within the Companion Animal Health segment, products include diagnostics, vaccines and pharmaceuticals  and veterinary diagnostic and patient monitoring instruments. These products are sold through operations in Fort Collins, Colorado and Europe. Within the Food Animal Health segment, products include food animal vaccines and pharmaceuticals. Food Animal Health products are manufactured at, and sold by, the Company's Diamond Animal Health subsidiary in Des Moines, Iowa.

          Non-product revenues are generated from sponsored research and development projects for third parties, licensing of technology and royalties. These sponsored research and development projects are performed for both companion animal and food animal purposes.  Intercompany reflects the elimination of sales between subsidiaries, parent company investments in subsidiaries and various receivables and payables that exist between subsidiaries.

          Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).
	Companion Animal Health	Food Animal Health	Intercompany	Total

Three Months Ended September 30, 2002:
Revenue	$7,916	$2,973	$(304)	$10,585
Operating income (loss)	(3,283)	269	—	(3,014)
Total assets	45,485	23,275	(37,405)	31,355
Capital expenditures	—	712	—	712
Depreciation and amortization	226	366	—	592

Three Months Ended September 30, 2001:
Revenue	$7,869	$4,278	$(392)	$11,755
Operating income (loss)	(4,240)	540	—	(3,700)
Total assets	48,258	20,435	(33,447)	35,246
Capital expenditures	169	181	—	350
Depreciation and amortization	495	394	—	889

	Companion Animal Health	Food Animal Health	Intercompany	Total

Nine Months Ended September 30, 2002:
Revenue	$25,048	$9,043	$(1,117)	$32,974
Operating income (loss)	(10,630)	1,087	—	(9,543)
Total assets	45,485	23,275	(37,405)	31,355
Capital expenditures	—	882	—	882
Depreciation and amortization	861	974	—	1,835

Nine Months Ended September 30, 2001:
Revenue	$24,333	$10,833	$(1,547)	$33,619
Operating income (loss)	(13,505)	727	—	(12,778)
Total assets	48,258	20,435	(33,447)	35,246
Capital expenditures	373	417	—	790
Depreciation and amortization	1,623	1,157	—	2,780

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
	North America	Europe	Intercompany	Total

Three Months Ended September 30, 2002:
Revenue	$10,458	$431	$(304)	$10,585
Operating income (loss)	(2,977)	(37)	—	(3,014)
Total assets	66,811	1,949	(37,405)	31,355
Capital expenditures	712	—	—	712
Depreciation and amortization	564	28	—	592

Three Months Ended September 30, 2001:
Revenue	$11,861	$286	$(392)	$11,755
Operating income (loss)	(3,597)	(103)	—	(3,700)
Total assets	66,668	2,025	(33,447)	35,246
Capital expenditures	285	65	—	350
Depreciation and amortization	824	65	—	889

	North America	Europe	Intercompany	Total

Nine Months Ended September 30, 2002:
Revenue	$32,436	$1,655	$(1,117)	$32,974
Operating income (loss)	(9,535)	(8)	—	(9,543)
Total assets	66,811	1,949	(37,405)	31,355
Capital expenditures	882	—	—	882
Depreciation and amortization	1,675	160	—	1,835

Nine Months Ended September 30, 2001:
Revenue	$33,835	$1,331	$(1,547)	$33,619
Operating income (loss)	(12,467)	(311)	—	(12,778)
Total assets	66,668	2,025	(33,447)	35,246
Capital expenditures	755	35	—	790
Depreciation and amortization	2,692	88	—	2,780

7.       CREDIT FACILITY

          In March 2002, the Company entered into an amendment to its revolving line of credit facility. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. The minimum liquidity (cash plus excess borrowing base) required to be maintained has been reduced to $2.5 million during 2002. The Company had borrowed approximately $4.5 million under its revolving line of credit as of September 30, 2002. As of September 30, 2002, the Company's remaining available borrowing capacity was approximately $300,000. In September 2002, the Company entered into an agreement to amend its covenants through December 2002. The credit facility expires on May 31, 2003 and therefore all outstanding balances under this agreement have been reflected as current liabilities in the September 30, 2002 balance sheet.  The Company expects to meet all covenant requirements through December 31, 2002.  No covenants have been established beyond that date.

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
	Three Months Ended September 30,

	2001	2002

Net loss per Consolidated Statements of Operations	$(3,894)	$(3,085)
Foreign currency translation adjustments	9	23
Changes in unrealized gains (losses) on forward contracts, net of realized gains (losses)	44	—

Comprehensive loss	$(3,841)	$(3,062)

	Nine Months Ended September 30,

	2001	2002

Net loss per Consolidated Statements of Operations	$(13,130)	$(9,750)
Foreign currency translation adjustments	(134)	253
Changes in unrealized gains (losses) on forward contracts, net of realized gains (losses)	(24)	24
Changes in unrealized loss on marketable securities	44	—

Comprehensive loss	$(13,244)	$(9,473)

Accumulated gains and losses from derivative contracts are as follows:
	2001	2002

Accumulated derivative gains (losses), December 31	$—	$(24)
Unrealized losses on forward contracts	(46)	—
Realized losses on forward contracts reclassified to current earnings	22	24

Accumulated derivative gains (losses), September 30	$(24)	$—

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

   Corporate Overview

          We discover, develop, manufacture and market companion animal health products, principally for dogs and cats. We employ approximately 50 scientists, of whom over one quarter hold doctoral degrees, with expertise in several disciplines including microbiology, immunology, genetics, biochemistry, molecular biology, parasitology and veterinary medicine. This scientific expertise is focused on the development of a broad range of diagnostic, vaccine and pharmaceutical products for companion animals. We also sell veterinary diagnostic and patient monitoring instruments and offer diagnostic services to veterinarians in the United States and Europe, principally for companion animals. In addition to manufacturing companion animal health products for marketing and sale by Heska, our Diamond Animal Health subsidiary manufactures food animal vaccines and other food animal products that are marketed and distributed by other animal health companies.

   Our Business

          We currently market our products in the United States to veterinarians through approximately 22 independent third-party distributors and through a direct sales force. Approximately two-thirds of these domestic distributors purchase the full line of our diagnostic, vaccine, pharmaceutical and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales.

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

          Significant developments in our business during the nine months ended September 30, 2002 include the following:

  We implemented a new distribution model and began relying on our distributors for a greater portion of companion animal product sales. As we changed our business model, we also changed the structure of company which resulted in a first quarter restructuring charge of $566,000 primarily for personnel severance costs.
  We introduced the E.R.D.-SCREEN test for early renal disease in dogs during the first quarter of 2002.
  We signed a co-marketing agreement during the second quarter with Hill's Pet Nutrition, Inc., which involved the E.R.D.-SCREEN diagnostic product.
  In July 2002, we signed a licensing agreement with Intervet for our equine influenza vaccine, Flu AVERT I.N. We saw a decrease in product sales in the third quarter of 2002 compared to 2001 as a result of this agreement. We received an up-front fee as part of the licensing agreement which was recorded as deferred revenue and will be recognized over a significant future period. In addition, we have an agreement to continue manufacturing the product for Intervet for a minimum of three years and we may be entitled to future milestone and royalty payments.
  Sales of our canine heartworm diagnostic to our Japanese distributor have increased significantly in 2002. These higher revenues have a much lower gross margin than sales of the same product in the United States.
  We continue to see strong sales growth for our SPOTCHEM EZ clinical chemistry system which was introduced mid-year 2001.
  During 2002, we extended our agreement with AgriLabs to grant them exclusive marketing rights for Diamond's line of bovine vaccines through the year 2013.  Diamond received an up-front licensing fee and other consideration to facilitate capital improvements at its Des Moines, Iowa manufacturing plant.  The fee was recorded as deferred revenue and will be recognized over the life of the agreement.  AgriLabs is our largest single customer and generates over 10% of our annual consolidated revenues currently.

   Critical Accounting Estimates

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

Revenue Recognition

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
-    Price is fixed or determinable; and
-    Collectibility is reasonably assured.

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received with an appropriate provision for returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within our Food Animal Segment provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed.

In addition to its direct sales force, we utilize third-party distributors to sell our products. Distributors purchase goods from us, take title to those goods and resell them to their customers in the distributors' territory.

License revenues under arrangements to sell product rights or technology rights are recognized upon the sale and completion by us of all obligations under the agreement. Royalties are recognized as products are sold to customers. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.

We recognize revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned based on total expected revenues or actual non-refundable cash received to date under the agreement.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence.

Restructuring and Other Expenses

We currently recognize a liability for restructuring and other expenses as those liabilities become probable and estimable. Restructuring expenses for personnel reductions are not recognized until the period in which the employees have been notified by management of the specific plan and timeline which has been properly approved. We review the liabilities established for each specific restructuring charge and increase or decrease our reserves as new facts become available.

With respect to the previously described critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Results of Operations

Revenue

          Total revenue, which includes product revenue as well as research, development and other revenue decreased 10% to $10.6 million in the third quarter of 2002 compared to $11.8 million for the third quarter of 2001. Year-to-date, total revenue decreased 2% to $33.0 million from $33.6 million for the nine-month period ended September 30, 2001.

          Product revenue for the three months ended September 30, 2002, decreased by 7% to $10.3 million compared to $11.0 million in the same period of 2001. Product revenue in our Companion Animal Health segment grew by less than 1% to $7.92 million from $7.87 million in the same period of 2001. Product revenue from this segment of our business includes diagnostics, vaccines, pharmaceuticals and medical instrumentation. This growth was driven by increased sales of our medical instrument reagents and consumables, our ABC hematology instrument, our canine heartworm diagnostic for Japanese distribution and our ALLERCEPT diagnostic and immunotherapy products, offset by the loss of equine influenza vaccine revenues in the third quarter after we licensed the product rights to a third party, decreased sales of our Trivalent vaccine for cats, our IV pumps and our SPOTCHEM EZ clinical chemistry system, and the loss of revenue from our Thyroid product, which has been discontinued by our supplier. Product revenue in our Food Animal Health segment for the three months ended September 30, 2002, decreased by 30% to $3.0 million compared to $4.3 million in the third quarter of 2001. This decrease was due to a combination of customer orders shifting to the fourth quarter and customers not ordering as much in 2002 as 2001.

          Product revenue increased slightly to $32.1 million for the nine months ended September 30, 2002, compared to $32.0 million for the same period in 2001. Product revenue for the first nine months of 2002 in our Companion Animal Health segment grew by nearly 3% to $25.0 million from $24.3 million in the same period of 2001. This growth was driven by increased sales of our medical instrument reagents and consumables, our E.R.D.-SCREEN urine test for early renal disease in dogs, our canine heartworm diagnostic for Japanese distribution and sales of our SPOTCHEM EZ clinical chemistry system, somewhat offset by declines in sales of our heartworm diagnostic products in the United States and decreases in equine influenza vaccine revenues particularly after we licensed the rights to the product to a third party in the third quarter. Product revenue for the nine months ended September 30, 2002, from the Food Animal Health segment of the business decreased 17% to $9.0 million from $10.8 million in the same period of 2001 as customers shifted orders to the fourth quarter or did not order similar quantities this year as compared to last year.

          Revenue from research, development and other sources were down sharply in the third quarter of 2002 as compared to the third quarter of 2001 due to the sale of certain technology to a third party in 2001. This same revenue for the nine months ended September 30, 2002 was down $734,000 compared to the same period of 2001 due primarily to non-recurring revenue from a sponsored product development project in last year's first quarter and the sale of technology discussed above in last year's third quarter.

Cost of Products Sold

          Cost of products sold totaled $6.5 million in the third quarter of 2002 compared to $6.9 million in the third quarter of 2001. Gross profit as a percentage of product sales decreased slightly to 37.0% in the third quarter of 2002 compared to 37.3% in the same quarter last year. This slight decrease was due to the lower sales at Diamond, the loss of certain higher margin revenues due to the licensing of our equine influenza vaccine product rights in July 2002, and higher sales of our canine heartworm diagnostic for Japanese distribution which sells at a lower margin than the same product domestically. Cost of products sold totaled $12.6 million for the nine months ended September 30, 2002 compared to $11.9 million for the same period in 2001. Gross profit as a percentage of product sales increased to 39.3% for the nine months ended September 30, 2002, compared to 37.2% for the same period last year. These improvements in gross profit reflect the increase in sales of our proprietary PVD products, increased sales of instrument reagents and consumables and improved margins at Diamond. We expect gross profit as a percentage of product sales to continue to generally improve as we increase the sales of our higher margin proprietary PVD products and instrument reagents and consumables.

Operating Expenses

          Selling and marketing expenses decreased 1% to $3.31 million in the third quarter of 2002 compared to $3.35 million in the third quarter of 2001. Selling and marketing expenses decreased 8% to $9.6 million for the nine months ended September 30, 2002 compared to $10.5 million for the same period in 2001. Both decreases are due primarily to lower personnel and related costs as we shifted our distribution model to rely more on distributors versus our own internal sales force. We expect selling and marketing expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

          Research and development expenses decreased 46% to $1.7 million in the third quarter of 2002 from $3.2 million in the third quarter of 2001. Research and development expenses decreased 30% to $6.9 million for the nine months ended September 30, 2002 compared to $9.8 million for the same period in 2001. These decreases are due primarily to lower personnel costs and lower costs for clinical trials as we focus our efforts on companion animal products. We expect research and development expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business.

          General and administrative expenses decreased less than 1% to $1.94 million in the third quarter of 2002 from $1.95 million in the third quarter of 2001 due primarily to higher bank fees associated with our modification of the covenants under our credit facility and the fee to transfer our stock listing to the Nasdaq SmallCap Market. General and administrative expenses decreased 8% to $5.5 million for the nine months ended September 30, 2002 compared to $6.0 million for the same period in 2001 due to lower personnel and depreciation costs. We expect general and administrative expense as a percentage of total sales to decrease in the future as we continue to increase sales from our business and continue our disciplined management of operating expenses.

Restructuring Expenses and Other

          In the third quarter of 2002, we revised our restructuring estimate originally recorded in the first quarter of this year upwards by $150,000 for additional costs related to leased space we no longer use subsequent the personnel reductions announced previously. We had believed that this leased space could be sublet to another tenant in a timely manner but, current economic conditions indicate that the process will be more long term and therefore adjusted our estimate accordingly.

          During the second quarter of 2002, we recorded a charge to other operating expenses of $621,000 related to personnel severance costs. In the first quarter of 2002, we recorded a restructuring charge of $566,000 for personnel severance costs and other expenses related to 32 individuals. We also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For the nine months ended September 30, 2002, we recorded net restructuring and other expenses totaling $1.0 million.

Net Loss

          For the quarter ended September 30, 2002, our net loss decreased to $3.1 million from $3.9 million in the third quarter of the prior year. The net loss per common share in the third quarter of 2002 was $0.06, compared with a net loss per common share of $0.10 in the third quarter of the prior year. Our net loss for the nine months ended September 30, 2002 decreased to $9.8 million compared to $13.1 million in the same period of 2001. The net loss per common share decreased to $0.20 for the nine months ended September 30, 2002, compared to $0.34 for the same period in 2001.

Liquidity and Capital Resources

          We have incurred negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At September 30, 2002, we had cash and cash equivalents of $4.6 million.

          We amended our credit agreement with our lender in March 2002 to set the financial covenants for 2002 and extend the maturity date of the loans an additional year to May 31, 2003. Our covenants were amended again as of September 30, 2002 for the period through December 31, 2002. We expect to meet all covenants through December 31, 2002.  No covenants have been established beyond that date.. If our lender imposes additional loan covenants or other credit requirements that would prevent us from accessing the full amount of our line of credit, we would need to raise additional capital to fund any shortfall from our borrowings expected to be available under the revolving line of credit. We anticipate that any additional capital would be raised through one or more of the following:

  obtaining new loans secured by property and equipment;
  sale of various products or marketing rights;
  licensing of technology;
  sale of various assets; and
  sale of additional equity or debt securities.

          At September 30, 2002, we had outstanding obligations for long-term debt totaling $717,000 related primarily to a promissory note from one of Diamond's customers. We also have two term notes under our credit facility with Wells Fargo which have been reflected as current liabilities in the September 30, 2002 balance sheet, due to the May 31, 2003 maturity of the entire credit facility. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at September 30, 2002 of $1.6 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.5 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at September 30, 2002 of approximately $520,000 payable in monthly installments of $18,667 plus interest, with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.25%. The promissory note with Diamond's customer is payable in three annual installments beginning April 15, 2003 and bears interest at prime plus 0.25%. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at September 30, 2002 of $28,000 and $38,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells Fargo. We also had $240,000 of equipment financing which was paid in full in January 2002. Our capital lease obligations totaled $65,000 at September 30, 2002.

          We also have a $10.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Available borrowings under this line of credit are based upon percentages of our eligible domestic accounts receivable and domestic inventories. Interest is charged at a stated rate of prime plus 1% and is payable monthly. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. The line of credit has a maturity date of May 31, 2003. At September 30, 2002, our outstanding borrowings under the line of credit were $4.5 million and we had remaining available borrowing capacity of $300,000.

          Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2002, compared to $10.3 million for the same period in 2001. The improvement was primarily due to the lower net loss and increases in accounts receivable collections.

          Net cash flows from investing activities provided $3.2 million during the nine months ended September 30, 2002, compared to providing $2.0 million in the same period of 2001. The higher cash provided in 2001 resulted from the sale of property, equipment and the rights to technology.

          Net cash flows from financing activities used $804,000 during the first nine months of 2002 compared to providing $8.1 million for the same period last year. The cash provided in 2001 was the result of approximately $5.3 million of net proceeds from a private placement of our common stock plus $4.3 million of borrowings against our line of credit, offset by $1.7 million of debt repayments.

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

          In addition to our currently available cash and cash equivalents, cash expected to be generated from future operations, and borrowing expected to be available under our revolving line of credit facility, we will also need cash from one or more additional sources to fund our operations through September 30, 2003. Other additional sources include but are not limited to the following: (1) refinance or extend the current line-of credit and long-term debt instruments from their current maturity date of May 30, 2003 to at least September 30, 2003; (2) obtain new loans secured by property and equipment; (3) sale of various products or marketing rights; (4) licensing of technology; (5) sale of various assets; and (6) sale of additional equity or debt securities. If we are unable to obtain sufficient funds from these additional sources, there will be substantial doubt to continue as a going concern.

          Under our revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain $2.5 million of minimum liquidity (cash plus excess borrowing base). Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We recently obtained modifications of our covenants. We have obtained modifications and a waiver of covenants in the past, although there can be no assurance we can obtain similar modifications or waivers in the future. Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2003.

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

          A summary of our contractual obligations at September 30, 2002 is shown below (amounts in thousands).
	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations
Long-Term Debt	$3,173	$2,456	$717	$—	$—
Capital Lease Obligations	65	65	—	—	—
Line of Credit	4,545	4,545	—	—	—
Operating Leases	2,072	924	1,148	—	—
Unconditional Purchase Obligations	3,419	458	1,757	1,204	—
Other Long-Term Obligations	177	—	—	—	177

Total Contractual Cash Obligations	$13,451	$8,448	$3,622	$1,204	$177

     Recent Accounting Pronouncements

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective for the Company on January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that SFAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 31, 2002.

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

          We have incurred net losses since our inception in 1988 and, as of September 30, 2002, we had an accumulated deficit of $202.9 million. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

   We are not generating positive cash flow and will need additional capital and any required capital may not be available on acceptable terms or at all.

          We have incurred negative cash flow from operations since inception in 1988. Our financial plan for 2002 indicates that our cash on hand, together with borrowings expected to be available under our revolving line of credit and other sources, should be sufficient to fund our operations through 2002 and into 2003. However, if our actual results achieved this year fall below those reflected in our forecast, or if we are unable to borrow the funds we expect to be available, we will need to raise additional capital.

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

  obtaining new loans secured by property and equipment;
  sale of various products or marketing rights;
  licensing of technology;
  sale of various assets; and
  sale of additional equity or debt securities.

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

   We must maintain various financial and other covenants under our revolving line of credit agreement and we must renew, replace or refinance our credit agreement.

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

   Our common stock has been transferred from the Nasdaq National Market to the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

          Both the Nasdaq National Market and the Nasdaq SmallCap Market have requirements we must meet in order to remain listed, including a minimum bid price requirement of $1.00. We are currently not in compliance with the minimum bid price requirement. After receiving notification from the Nasdaq National Market to that effect, we elected to transfer our listing to the Nasdaq SmallCap Market which was effective as of September 13, 2002. We have until November 18, 2002 to comply with the minimum $1.00 bid price requirement which requires that our common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. We will not achieve this requirement because our current stock price is below $1.00 per share. We may also be eligible for an additional 180-day grace period, or until May 16, 2003, provided that we have stockholders' equity of $5 million or meet certain other initial listing criteria required by Nasdaq. We cannot assure you that we will be able to maintain our listing. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

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

          The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology, and this litigation remains ongoing. The sole remaining claim in the lawsuit is  scheduled for trial in 2003.

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

  improve market acceptance of our current products;
  complete development of new products; and
  successfully introduce and commercialize new products.

          We have introduced some of our products only recently and many of our products are still under development. Among our recently introduced products are E.R.D.-SCREEN Urine Test for detecting albumin in canine urine, ALLERCEPT E-SCREEN Test for assessing allergies in dogs, and SPOTCHEM EZ, a compact system for measuring animal blood chemistry. We currently have under development or in preliminary clinical trials a number of products. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate revenues will decrease.

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

          We currently market our products in the United States to veterinarians through approximately 22 independent third-party distributors and through a direct sales force. Approximately two-thirds of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days' notice and we believe IDEXX, our largest competitor, prohibits its distributors from selling competitors' products, including ours. For example, one of our largest distributors recently informed us that they would no longer carry our heartworm diagnostic products or our chemistry or hematology instruments because they wish to carry products from one of our competitors, IDEXX, who required exclusivity of its comparable products.

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

          Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline IMMUCHECK Assay, Canine Cancer Gene Therapy and FELINE ULTRANASAL FVRCP Vaccine. U.S. regulatory approval by the Center for Veterinary Medicine at the F.D.A. currently is pending for our TRI-HEART Plus canine heartworm preventative product.

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

          We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

  results from our Diamond Animal Health subsidiary;
  the introduction of new products by us or by our competitors;
  our recent change in distribution strategy;
  market acceptance of our current or new products;
  regulatory and other delays in product development;
  product recalls;
  competition and pricing pressures from competitive products;
  manufacturing delays;
  shipment problems;
  product seasonality; and
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

   Our largest customer accounted for over 10% of our revenues for the previous two years, and the loss of that customer or other customers could harm our operating results.

          We currently derive a substantial portion of our revenues from sales by our subsidiary, Diamond, which manufactures several of our products and products for other companies in the animal health industry. Revenues from one contract between Diamond and Agri Laboratories, Ltd., comprised approximately 12% of our total revenues for each of the nine month periods ended September 30, 2002 and 2001, respectively. Diamond recently signed a contract extension with AgriLabs that extends through fiscal 2013. However, if AgriLabs does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 12% of our revenues in 2001. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

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

  We may experience delays in the scale-up to quantities needed for product development could delay regulatory submissions and commercialization of our products in development.

  Our manufacturing facilities and those of some of our third party manufacturers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices regulations and similar foreign standards, and we do not have control over our third party manufacturers' compliance with these regulations and standards.

  If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products.

  If market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.

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

          Our President and Chief Operating Officer and our Chief Financial Officer retired in May 2002. We have appointed a new Chief Financial Officer and Dr. Robert B. Grieve, our Chief Executive Officer, assumed the duties of the President and Chief Operating Officer. These changes may place a strain on our resources and planning and management processes during this transition period. If these changes are not successful, we will not be able to implement our business strategy. In addition, we will not be able to increase revenues or control costs unless we continue to improve our operational, financial and managerial controls and reporting systems and procedures.

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

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in the last twelve months our closing stock price has ranged from a low of $0.34 to a high of $1.35. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

  announcements of technological innovations or new products by us or by our competitors;
  our quarterly operating results;

  releases of reports by securities analysts;
  developments or disputes concerning patents or proprietary rights;
  regulatory developments;
  developments in our relationships with collaborative partners;
  changes in regulatory policies;
  litigation;
  economic and other external factors; and
  general market conditions.

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

   Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2002, approximately $7.7 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.72%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. Based on our outstanding balances as of September 30, 2002, a one percentage point increase in market interest rates would cause an annual increase in our interest expense of approximately $77,000. We also had approximately $4.6 million of cash and cash equivalents at September 30, 2002, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point increase in market interest rates would cause an annual increase in our interest income of approximately $46,000.

   Foreign Currency Risk

          We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the three months ended September 30, 2002, we would experience an increase/decrease in our foreign currency gain/loss of approximately $69,000 based on the investment in foreign subsidiaries as of September 30, 2002. We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $15,000 based upon our purchases and sales in these foreign currencies over the past 12 months.

Item 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are satisfactory in timely alerting them to material information relating to the Company (including consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in internal controls.

          There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California in which it alleges that we infringe a patent owned by Synbiotics relating to heartworm diagnostic technology. We have obtained legal opinions from our outside patent counsel that our heartworm diagnostic products do not infringe the Synbiotics patent and that the patent is invalid. The opinions of non-infringement are consistent with the results of our internal evaluations related to the one remaining claim. In September 2000, the U.S. District Court hearing the case granted our request for a partial summary judgment, holding two of the Synbiotics patent claims to be invalid, leaving only the one remaining claim in the lawsuit. The one remaining claim is currently scheduled for trial in April 2003.

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

Item 2.   Changes in Securities and Use of Proceeds

                None.

Item 4.   Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                On October 3, 2002, we appointed Peter Eio to our board of directors.  On November 11, 2002, Edith W. Martin, Ph.D. resigned as a director of our company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

  Number       Notes       Description
  10.3(a)H                      Amended and Restated Bovine Vaccine Distribution
                                      Agreement between Diamond Animal Health, Inc.
                                      and AGRI Laboratories, Ltd., dated as of
                                      September 30, 2002.

  99.1                             Certification Under Section 906 of Sarbanes-Oxley Act

  Notes
  H    Confidential treatment has been requested with respect to certain portions of this agreement.

               (b)   Reports on Form 8-K

  The Company filed a report on Form 8-K dated July 31, 2002, related to the change in the registrant's certifying accountant.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HESKA CORPORATION
Date:	November 14, 2002	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

	November 14, 2002	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

CERTIFICATION

I, Robert B. Grieve, Chief Executive Officer of Heska Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Heska Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 14, 2002	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Jason A. Napolitano, Chief Financial Officer of Heska Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Heska Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 14, 2002	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer

                                                                                                    Exhibit 99.1

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert B. Grieve, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heska Corporation on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heska Corporation.

By:	/s/ Robert B. Grieve
Name:	ROBERT B. GRIEVE
Title:	Chairman of the Board and Chief Executive Officer

I, Jason A. Napolitano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heska Corporation on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heska Corporation.

By:	/s/ Jason A. Napolitano
Name:	JASON A. NAPOLITANO
Title:	Executive Vice President and Chief Financial Officer