Form 10-K
period 2002-12-31
HESKA CORP
filed 2003-03-31
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 0-22427

HESKA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1613 Prospect Parkway Fort Collins, Colorado	80525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 493-7272

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $22,871,015 as of June 28, 2002 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

47,813,740 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at March 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2003 Annual Meeting of Stockholders.

ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E.R.D.-SCREEN, E-SCREEN, FELINE ULTRANASAL, G2 DIGITAL, HESKA, IMMUCHECK, PERIOCEUTIC, SOLO STEP, TRI-HEART, VET/IV and VET/OX are trademarks of Heska Corporation i-STAT is a trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-K also refers to trademarks and trade names of other organizations.

  i

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in “Factors that May Affect Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K.

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

Item 1.     Business.

We discover, develop, manufacture and market veterinary products. Our core focus is on the canine and feline companion animal health markets. We have devoted substantial resources to the research and development of innovative products in these areas, where we strive to develop high value products for unmet needs and advance the state of veterinary medicine.

Our business is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including horses, fish and ferrets. All Diamond products are sold by third parties under third party labels.

Our principal executive offices are located at 1613 Prospect Parkway, Fort Collins, Colorado 80525 and our telephone number is (970) 493-7272. We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

Background

We have historically been a research and development driven company and have devoted substantial resources to research and development, which has contributed to our historical bottom line losses. In 2002, we reported profits for the first time in our history. The fourth quarter of 2002 was our first profitable quarter. Although our financial plan for 2003 expects that we will lower our annual net loss as compared to 2002, we do not expect to generate a profit for full year 2003.

In 1998, we acquired Sensor Devices, Inc., a manufacturer and marketer of patient monitoring devices located in Waukesha, Wisconsin. The acquisition of Sensor Devices, Inc. marked our entry into the medical instruments business.

During 1999 and 2000, we restructured and refocused our business. The former Sensor Devices, Inc. operations were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999 and the Wisconsin facility was closed. We sold Heska UK, a veterinary diagnostic laboratory in England in January 2000 and Center Laboratories, an FDA and USDA licensed manufacturer of allergy immunotherapy products, in June 2000. We also sold the worldwide rights to Perioceutic Gel product, the first veterinary perioceutic gel for the treatment and control of periodontal disease in dogs, to Pharmacia & Upjohn Animal Health in March 2000.

We continued to pursue operating efficiencies and rationalize our business in 2001 and 2002. In late 2001, we moved our distribution strategy to a distributor-focused model and entered into distribution agreements with over 20 third-party veterinary distributors. We eliminated several direct sales positions as a result. We also consolidated our European operations into one facility in the fourth quarter of 2001. In order to lower our expense base, we eliminated several positions, primarily in research and development, in the first half of 2002. In July 2002, we licensed Intervet, Inc. the worldwide rights (outside of Canada and South Africa) to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

Companion Animal Health Products

We presently sell a variety of companion animal health products, among the most significant of which are the following:

Medical Instruments

We offer a broad line of veterinary diagnostic, monitoring and other instruments which are described below. We also market and sell consumable supplies for these instruments.

Diagnostic Instruments. Our line of veterinary diagnostic instruments includes the following:

•	The i-STAT Portable Clinical Analyzer is a hand-held, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, in whole blood. We collaborated with i-STAT Corporation, our supplier of this instrument and affiliated cartridges, on the development of veterinary applications for this instrument.

•	The HESKA Vet ABC-Diff Hematology Analyzer is an easy to use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We collaborated with scil GmbH, our supplier of this instrument and affiliated reagents, on the development of veterinary applications for this instrument.

•	The SPOTCHEM EZ Chemistry Analyzer is a compact desktop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system. We collaborated with Arkray, Inc., our supplier of this instrument and affiliated test strips, on the development of veterinary applications for this instrument.

Monitoring and Other Instruments.    The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. Our line of veterinary monitoring instruments includes the following:

•	The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

•	The VET/OX 4404 monitor and the VET/OX 4800 monitor are oxygen saturation monitors designed for monitoring animals under anesthesia. Each monitor includes a variety of additional parameters, such as pulse rate and strength, body temperature, respiration and ECG.

•	The VET/OX G2 DIGITAL Monitor, introduced in 2002, is the only veterinary monitor with a “digital-at-the-source” sensor, providing a digital signal starting at the tip of the sensor where the signal is generated (all other pulse oximetry monitors use an analog sensor). It monitors heart rate, oxygen saturation, respiratory rate and body temperature in a portable, rugged, easy-to-use package.

Diagnostic Tests

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

We currently market and sell heartworm diagnostic tests for both cats and dogs in the U.S. and Europe. SOLO STEP CH for dogs and SOLO STEP FH for cats are available in point-of-care formats that can be used by veterinarians on site. We also offer SOLO STEP CH Batch Test Strips, a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time. Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) is our exclusive distributor of SOLO STEP CH in Japan.

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

Heska markets two complementary in vitro tests for the detection of IgE, the antibody involved in most allergic reactions:

•	The ALLERCEPT E-SCREEN Test is a rapid in-clinic test that detects the presence of allergen-specific IgE, an antibody associated with allergic disease. Dogs testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels to determine the specific allergens to which the dog is allergic.

•	The ALLERCEPT Definitive Allergen Panels provide the most accurate determination of the specific allergens to which an animal, such as a dog, cat or horse, is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results often serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed below.

Early Renal Damage Detection Products.    Renal disease is the second leading cause of death in dogs. This disease often goes undetected until it is too late to effect meaningful treatment. It is estimated that 70% to 80% of kidney function is already destroyed before veterinarians can detect renal damage using traditional tests. Early detection is key to eliminate the causes and to mitigate the effects of kidney damage. Several inflammatory, infectious or neoplastic diseases can damage a dog’s kidneys. Identification and treatment of the underlying cause of kidney damage can slow the progression of disease and add quality years to a dog’s life.

Our canine E.R.D.-SCREEN Urine Test, introduced in 2002, is a rapid in-clinic immunoassay that detects trace amounts of albumin in urine. The persistent presence of albumin in urine is associated with kidney damage.

The E.R.D.-SCREEN Urine Test can identify dogs at risk for kidney disease before the majority of kidney function is lost. In the U.S., Heska currently has an exclusive co-marketing agreement with Hill’s Pet Nutrition, a subsidiary of Colgate-Palmolive, aimed at providing veterinarians with the most comprehensive program available for diagnosing (using Heska’s E.R.D.-SCREEN Urine Test) and treating (using Hill’s Prescription Diet k/d products) kidney disease in dogs. We are also developing an E.R.D.-HEALTHSCREEN Feline Urine Test which we expect to introduce later this year.

Vaccines and other Biologicals

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

Feline Respiratory Disease Vaccine.    We sell the HESKA Trivalent Intranasal/Intraocular Vaccine, a three-way modified live vaccine to prevent disease caused by the three most common respiratory viruses of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. This vaccine is administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations. The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. Our vaccine avoids injection site side effects, and we believe it is very efficacious. We anticipate the introduction of a second generation version of this product in 2003.

Pharmaceuticals

Nutritional Supplements. We sell a novel fatty acid supplement, HESKA F.A. Granules. The source of the fatty acids in this product, flaxseed oil, leads to high omega-3:omega-6 ratios of fatty acids. Diets high in omega-3 fatty acids are believed to lead to lower levels of inflammatory mediators. The HESKA F.A. Granules include vitamins and are formulated in a palatable flavor base that makes the product convenient and easy to administer.

Veterinary Diagnostic Laboratory

We have a veterinary diagnostic laboratory at our Fort Collins facility. This diagnostic laboratory currently offers our allergy diagnostics, canine and feline heartworm diagnostics and flea bite allergy assays, in addition to other diagnostic services including polymerase chain reaction, or PCR, based tests for certain infectious diseases. Our Fort Collins veterinary diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

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

Diamond Animal Health Products

Diamond Animal Health, our wholly-owned subsidiary located in Des Moines, Iowa, has developed its own line of bovine vaccines that are licensed by the USDA. Diamond has a long-term agreement with a food animal products distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive marketing and sale of certain of these vaccines worldwide which are sold primarily under the Titanium and MasterGuard labels. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the exclusive distribution of these vaccines worldwide. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement.

Diamond manufactures biological and pharmaceutical products for a number of other animal health companies. This activity ranges from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by Diamond’s customers. Diamond also manufactures our equine influenza vaccine product which was licensed to Intervet, Inc. (outside Canada and South Africa) in July 2002 and products for other species including fish and ferrets.

Sales, Marketing and Distribution

We estimate that there are approximately 30,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. In 2002, we sold our products to approximately 14,000 such clinics in the United States.

We currently market our products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising. Our direct sales force currently consists of 29 territory managers and 5 regional managers responsible for sales in various parts of the United States. Our telephone sales force consists of a 16 person internal call center group.

Our independent third-party distributors in the U.S. purchase and market our products utilizing their direct sales forces. We currently have agreements with 23 regional distributors with approximately 825 representatives. We believe that one of our largest competitors, IDEXX Laboratories, Inc (“IDEXX”), effectively prohibits its distributors from selling competitors’ products, including our diagnostic instruments and heartworm diagnostic tests. As a result, 14 of these 23 regional distributors with approximately 200 representatives carry our full product line. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products. To be successful, we will need to continue to attract and retain sufficient independent distributors and train the sales personnel of our distributors about Heska products.

Internationally, we market our products to veterinarians primarily through third-party distributors and corporate partners. Currently, Novartis Agro K.K. markets and distributes SOLO STEP CH in Japan, and Novartis Animal Health Canada, Inc. distributes Flu AVERT, I.N. vaccine in Canada. Leo Animal Health A/S currently distributes the E-SCREEN test in Europe and will be introducing additional products this year.

All Diamond products are marketed and sold by third parties under third party labels. AgriLabs has exclusive worldwide sales and marketing rights to certain of Diamond’s bovine vaccines, which are sold primarily under the Titanium and Masterguard labels. In July 2002, Heska made a strategic decision to focus on the canine and feline animal health markets. At that time, Heska licensed its U.S. Flu AVERT I.N. vaccine rights to Intervet, Inc., a unit of Akzo Nobel. As part of the agreement, Diamond is currently manufacturing this product for Intervet, Inc. Intervet, Inc. is currently marketing and selling this product in the United States and Novartis Animal Health Canada is currently marketing and selling this product in Canada. All sales of this product after July 2002 have been reported as revenue for the Diamond Animal Health segment.

We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We have entered into agreements with Novartis, Nestle Purina Petcare Company, a unit of Nestle, and Eisai Inc. to market or co-market certain of the products that we have developed or are currently developing.

Manufacturing

Our products are manufactured by third-party manufacturers and/or in our Des Moines, Fribourg, Switzerland and Fort Collins facilities. Diamond’s facility in Des Moines, Iowa is a USDA, Food and Drug Administration, or FDA, and Drug Enforcement Agency, or DEA, licensed biological and pharmaceutical manufacturing facility. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. Third parties manufacture our veterinary diagnostic and patient monitoring instruments, including our various analyzers and veterinary sensors and affiliated consumable supplies, as well as our Trivalent Intranasal/Intraocular Vaccine and our F.A. Granules. Quidel Corporation and Diamond manufacture our heartworm point-of-care diagnostic tests. Diagnostic Chemicals, Ltd. manufactures our E.R.D.-SCREEN Urine Test. Heska manufactures its various allergy diagnostic products at its Des Moines facility, its Fort Collins facility and at its Fribourg, Switzerland, facility. ALK-Abello, Inc. manufactures our immunotherapy treatment products.

Diamond manufactures animal health vaccine and pharmaceutical products for marketing and sale by other companies. Diamond currently has the capacity to manufacture more than 50 million doses of vaccine each year. Diamond’s customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging. Diamond also offers support to its customers through research services, regulatory compliance services, validation support and distribution services.

Product Creation

We are committed to creating innovative products to address significant unmet health needs of companion animals. We have historically been an R&D-driven company and currently employ approximately 50 scientists, of whom over 25% hold doctoral degrees. We create products both through internal research and development and external collaboration.

Internal research is managed by multidisciplinary product-associated project teams that consist of microbiologists, immunologists, geneticists, biochemists, molecular biologists, parasitologists and veterinarians, as appropriate. We are also committed to identifying external product opportunities and creating business and technical collaborations that lead to the creation of other products in addition to those we create on our own. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and continue to do so, not only with a number of companies and universities, but also with veterinary specialists and other practicing veterinarians to test products in development and to validate the utility of our existing products in the marketplace. Examples of such collaborations are provided below.

The vast majority of all our research and development resources are directed toward the development of new companion animal health products. We incurred expenses of $8.6 million, $13.6 million and $14.9 million in the years ended December 31, 2002, 2001 and 2000, respectively in support of our research and development activities.

Our product pipeline currently includes a number of products in various stages of development, such as: the in-clinic E.R.D.-HEALTHSCREEN Feline Urine Test to detect renal damage in cats; TRI-HEART Plus Chewable Tablets, a highly palatable anti-parasitic pharmaceutical; the FELINE ULTRANASAL FVRCP Vaccine to protect cats from respiratory viral infection; and the in-clinic feline IMMUCHECK Assay to identify cats that are already protected from infection by the three most common feline respiratory viruses. Additional products in the research and development pipeline include diagnostic and monitoring instruments as well as point-of-care diagnostic products, vaccines and pharmaceutical products for a variety of indications, such as allergy, cancer, pain management, flea control and heartworm control.

Collaborative and Out-Licensing Agreements

We have developed a number of collaborative arrangements to enhance its research and development activities in the areas of diagnostic and monitoring instruments, single use diagnostic tests, vaccines and pharmaceuticals. Examples of these include:

•	i-STAT Corporation, for the development of veterinary applications for the i-STAT Portable Clinical Analyzer and associated cartridges;

•	scil GmbH, for the development of veterinary applications for the HESKA Vet ABC-Diff Hematology Analyzer and associated reagents;

•	Arkray, Inc., for the development of veterinary applications for the SPOTCHEM EZ Chemistry Analyzer and associated test strips;

•	Dolphin Medical, Inc., for the development of the VET/OX G2 DIGITAL Monitor;

•	Quidel Corporation for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•	Diagnostic Chemicals, Ltd., for the development of the canine E.R.D.-SCREEN Urine Test and the E.R.D.-HEALTHSCREEN Feline Urine Test;

•	Valentis, Inc., and National Jewish Medical and Research Center for the development of an intratumor gene therapy for the treatment of solid tumors in dogs, currently in clinical trials.

We have also entered into several collaborative agreements with various subsidiaries and/or divisions of Novartis AG (“Novartis”) including screening and development, right of first refusal, and marketing agreements under which Novartis has rights to use or commercialize certain of our technologies as well as marketing rights to flea control vaccines and feline heartworm control vaccines. As part of these arrangements, Novartis and we have collaborated to develop a Leishmania vaccine. We assigned the Leishmania vaccine rights to Novartis. Currently, there are no other products that have been, or are being, developed or commercialized under these agreements.

In late 2002, we entered into a long-term agreement with AgriLabs. The amended and extended agreement was intended to simplify various agreements we had with AgriLabs dating back to 1998 and strengthen our relationship with AgriLabs. Under our agreement, AgriLabs has agreed to collaborate with us on the development of new products and AgriLabs has exclusive worldwide rights to sell and market certain of our bovine vaccines. AgriLabs currently has an arrangement with Invervet International B.V., a unit of Akzo Nobel, for the exclusive distribution of these bovine vaccines worldwide. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement.

We have also entered into a number of out-licensing agreements to realize additional value in certain of our intellectual property assets in fields outside our core focus. Examples of such agreements include:

•	In collaboration with researchers at University of Pittsburgh and University of Kentucky, we developed a cold-adapted intranasal equine influenza virus which resulted in the Flu AVERT I.N. vaccine, the first efficacious influenza vaccine for horses. Due to our strategic decision to focus our resources primarily on the canine and feline veterinary markets, we entered into a worldwide (except Canada and South Africa) licensing agreement with Intervet, Inc., in 2002, under which Intervet now markets and sells the Flu AVERT I.N. vaccine in the United States and plans to develop the product for markets elsewhere in the world.

•	In 1998, we obtained rights from ImmuLogic Pharmaceutical Corporation to an intellectual property portfolio including a number of major allergens and the genes that encode them for use in veterinary as well as human allergy applications. In order to realize additional value from that portfolio, we have granted licenses and options for licenses to several companies, including ALK-Abello A/S, Circassia, Ltd., (now part of Powderject Technologies, Ltd.), Meiji Milk Products Company, Ltd., Pharmacia Diagnostics AB, Powderject Technologies, Ltd., and Syngenta, Inc., for the use of those allergens in the fields of diagnosis and treatment of human allergy.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2002, we owned, co-owned or had rights to 173 issued U.S. patents and 85 pending U.S. patent applications. Our issued U.S. patents primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, nutrition, instrumentation, diagnostics and vaccine delivery technologies. Our pending U.S. patent applications primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostics, nutrition, cancer, vaccine delivery, immunomodulators or medical instrument technologies. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our foreign patent portfolio as of December 31, 2002 included 158 issued patents and 205 pending applications in various foreign countries.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond and Heska AG are primarily protected through trade secret protection of, for example, their manufacturing processes.

Seasonality

Certain portions of our business are subject to seasonality. The fourth quarter tends to be our best quarter, both in terms of revenue and profitability. For example, in our Companion Animal Health segment, sales of both our veterinary instruments and our heartworm diagnostic tests tend to be highest in the fourth quarter. In our Diamond Animal Health segment, sales of food animal vaccines tend to be higher in the second half of the year than in the first half of the year.

Government Regulation

Many of the products that we develop are subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the U.S. government agencies that regulate animal health products:

•	USDA. Vaccines and certain point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about a year, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory animal studies and information on performance of the product in field conditions.

•	FDA. Pharmaceutical products, which generally include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million. Of this time, approximately three years is spent in animal studies and the regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for food production animals, as food safety issues relating to tissue residue levels are not applicable.

•	EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

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

A number of our animal health products are not regulated. For example, certain products such as our ALLERCEPT Panels, E-SCREEN Test and E.R.D.-SCREEN Urine Test, are not regulated by either the USDA or FDA. Similarly, none of our veterinary diagnostic instruments or patient monitoring instruments require regulatory approval to be marketed and sold. Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

We have pursued regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country. To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Food Inspection Agency, or CFIA, in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF, and in certain European countries requiring such approval.

The status of regulatory approval for our major products and products in development both in the United States and elsewhere is summarized below.

Products	Country	Regulated	Agency	Status
ALLERCEPT E-SCREEN Test	United States EU	No No–in most countries

ALLERCEPT Definitive Allergen Panels	United States EU	No No

E.R.D.-SCREEN Urine Test	United States EU Canada	No No–in most countries No

Flu AVERT I.N. Vaccine	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed

HESKA F.A. Granules	United States	No

SOLO STEP CH	United States Canada Japan	Yes Yes Yes	USDA CFIA MAFF	Licensed Pending Licensed

SOLO STEP FH	United States	Yes	USDA	Licensed

SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Pending

Trivalent Intranasal/Intraocular Vaccine	United States	Yes	USDA	Licensed

Veterinary Medical Instrumentation	United States EU	No No

Products in Development	Country	Regulated	Agency	Status
Feline E.R.D.-/HEALTHSCREEN Urine Test	United States EU Canada	No No–in most countries No

Feline IMMUCHECK Assay	United States EU	Yes No–in most countries	USDA	Pending

FELINE ULTRANASAL FVRCP Vaccine	United States	Yes	USDA	Pending

TRI-HEART Plus Heartworm Preventative	United States	Yes	FDA	Pending

Competition

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as, Bayer AG, IDEXX, Intervet International B.V. (a unit of Akzo Nobel), Merial Ltd., Novartis AG, Pfizer Inc., Pharmacia Corporation and Schering-Plough Corporation and Wyeth (formerly American Home Products) are marketing or are developing products that compete with our products. These competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, such competitors may offer broader product lines and have greater name recognition than we do. Novartis is our marketing partner, but its agreement with us does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

The products manufactured by Diamond for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and may have more established marketing, sales, distribution and service organizations than Diamond’s customers.

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

Employees

As of December 31, 2002, we and our subsidiaries employed 270 full-time persons, of whom 85 were in manufacturing and materials management, 70 were in sales and marketing, 63 were in management and administration, 46 were in research, development, and regulatory affairs, and 6 were in our veterinary diagnostic laboratory. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available on our website at www.heska.com, when such reports are available on the Securities and Exchange Commission website.

Item 2.     Properties.

Our principal administrative and research and development activities are located in Fort Collins, Colorado. We currently lease an aggregate of approximately 64,000 square feet of administrative, laboratory and warehousing space in four buildings located in Fort Collins under leases expiring through 2005, with options to extend through 2010 for the larger facilities. We believe that our present Fort Collins facilities are adequate for our current and planned activities and that suitable additional or replacement facilities in the Fort Collins area are readily available on commercially reasonable terms should such facilities be needed in the future. Our principal manufacturing facility, Diamond, located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for research purposes located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland, is leased.

Item 3.     Legal Proceedings.

In November 1998, Synbiotics Corporation filed a lawsuit against us in the United States District Court for the Southern District of California alleging that we infringed a patent owned by Synbiotics relating to heartworm diagnostic technology. In March 2003, Synbiotics and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing the patent relating to the heartworm diagnostic technology.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “HSKA.” The following table sets forth the intraday high and low, prices for our common stock as reported by the Nasdaq National Market through September 13, 2002, and the Nasdaq SmallCap Market subsequent to that date, for the periods indicated below.

	High	Low
2001
First Quarter	$1.56	$0.66
Second Quarter	1.44	0.95
Third Quarter	1.31	0.50
Fourth Quarter	1.10	0.50

2002
First Quarter	1.47	1.01
Second Quarter	1.15	0.27
Third Quarter	0.61	0.27
Fourth Quarter	0.59	0.28

2003
First Quarter (through March 28)	1.18	0.32

On March 28, 2003, the last reported sale price of our common stock was $0.82 per share. As of March 24, 2003, there were approximately 363 holders of record of our common stock and approximately 3,400 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other then dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings for the development of our business.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2002, including the 1988 Stock Option Plan, the 1994 Executive Stock Plan, the 1997 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted—Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by Stockholders	6,378,586	$1.81	1,979,148	(1)
Equity Compensation Plans
Not Approved by Stockholders	None	None	None

Total	6,378,586	$1.81	1,979,148

(1)	Shares authorized for issuance in connection with our 1997 Stock Incentive Plan are subject to an automatic annual increase of 1,500,000 shares.

Item 6.     Selected Consolidated Financial Data.

The following statement of operations and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowance	$38,451	$50,291	$49,549	$46,386	$50,095
Research, development and other	1,321	885	3,126	1,897	1,231

Total revenue	39,772	51,176	52,675	48,283	51,326

Cost of products sold	29,087	36,386	33,299	28,655	30,201

	10,685	14,790	19,376	19,628	21,125

Operating expenses:
Selling and marketing	13,188	15,073	14,788	13,981	13,128
Research and development	25,126	17,042	14,929	13,565	8,570
General, administrative and amortization of goodwill and intangible assets	14,684	13,459	10,360	8,181	6,755
Restructuring expenses, loss on sale of assets and other	3,643	3,803	639	2,023	1,007

Total operating expenses	56,641	49,377	40,716	37,750	29,460

Loss from operations	(45,956)	(34,587)	(21,340)	(18,122)	(8,335)
Other income (expense)	1,682	(1,249)	(530)	(569)	(334)

Net loss	$(44,274)	$(35,836)	$(21,870)	$(18,691)	$(8,669)

Basic and diluted net loss per share	$(1.79)	$(1.31)	$(0.65)	$(0.48)	$(0.18)

Shares used for basic and diluted net loss per share	24,693	27,290	33,782	38,919	47,720

Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,930	$23,981	$5,658	$5,710	6,026
Total current assets	71,520	48,617	23,549	25,675	24,700
Total assets	98,054	71,168	39,160	37,757	35,585
Line of credit and current portion of long term debt and capital leases	9,253	5,608	2,146	6,552	9,934
Total current liabilities	17,824	19,466	10,242	17,460	19,274
Long term debt and capital leases	7,827	5,146	2,808	2,109	770
Deferred revenue and other long term liabilities	3,540	200	1,011	1,022	6,331
Total stockholders’ equity	67,114	45,439	25,100	17,166	9,210

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of March 28, 2003, and we undertake no duty to update this information.

Overview

We discover, develop, manufacture and market veterinary products. Our core focus is on the canine and feline companion animal health markets. We have devoted substantial resources to the research and development of innovative products in these areas, where we strive to develop high value products for unmet needs and advance the state of veterinary medicine. Our business is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health.

The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. In 2002, we implemented a new distribution model decided upon in late 2001 for our companion animal health products which relies on third party distributors for a greater portion of our sales. We believe this model will, over time, allow us to grow our business more effectively and, in the near term, lower our operating costs. During the first quarter of 2002, we reduced the total personnel in our field sales force as we transitioned into the new model. In July 2002, we licensed certain product rights to our equine influenza vaccine to Intervet, Inc. Revenue through July for this product has been included in this segment. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including horses, fish and ferrets. All Diamond products are sold by third parties under third party labels. Diamond has developed its own line of bovine vaccines that are licensed by the USDA. Diamond has a long-term agreement with a food animal products distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive marketing and sale of certain of these vaccines worldwide which are sold primarily under the Titanium and MasterGuard labels. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the exclusive distribution of these vaccines worldwide. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement. Diamond manufactures the equine influenza vaccine discussed above and revenue from sales of the product to Intervet has been included in the Diamond segment beginning in August 2002.

Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform these sponsored research and development projects for both companion animal and food animal purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified the most critical accounting policies upon which the Company’s financial status depends. The critical accounting policies are determined by considering accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

Revenue Recognition

We generate our revenue through sale of products, licensing of technology, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received with an appropriate provision for returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within our Diamond Animal Health Segment provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the cost of any rebates, trade-in allowances or similar programs, which are used as promotional programs.

Recording revenue from the sale of products involves the use of estimates. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to rebates, trade-in allowances and similar other programs. The estimate of these obligations if partially based on historical experience, but it also requires management to estimate the amount of product that particular customers will purchase in a given period of time.

License revenue under arrangements to sell or license product rights or technology rights is recognized upon the satisfaction of all obligations under the agreement. Generally, licensing revenue is deferred and recognized over the life of the patents or products. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.

Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the product or technology. In some cases revenue is recognized over the defined legal patent life and in other cases it is recognized over the estimated remaining useful life of the technology.

We recognize revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned based on total expected revenues or actual non-refundable cash received to date under the agreement.

Recognizing revenue for sponsored research and development requires us to make several estimates. The determination of revenue earned is generally based on actual hours incurred by research and development personnel and actual expenses incurred compared to estimated hours and costs yet to be incurred. This requires an estimate of hours and costs that will be incurred in total during the project. This estimate must be updated each reporting period based on new information available to management. The estimates are generally based on historical experience and management’s judgment. However, it is possible that there is little to no comparability between projects and we must make estimates based on our understanding of the contractual arrangement. We may also be required to make estimates regarding project losses if we believe the total costs will exceed expected revenue. We only recognize revenue on these sponsored research and development arrangements to the extent that the revenue has been earned and cash has been received.

Occasionally we enter arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the different elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, the revenue is recognized once revenue recognition criteria for the entire arrangement have been met. If the elements are considered to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements we must make determinations about whether elements can be accounted for separately and make estimates regarding the relative fair values.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; and (iii) a deterioration in the client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as; (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of product.

Restructuring Activities

The Company recorded restructuring charges during 2002 and 2001 related primarily to involuntary employee termination benefits and facilities abandonments. The Company’s accounting for involuntary employee termination benefits generally does not require significant judgments as the Company identifies the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. The Company continually evaluates these assumptions, and adjusts the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

Income Taxes

The Company is required to estimate its income taxes in each jurisdiction in which it operates. This requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These temporary differences result in deferred tax assets and liabilities on the Company’s Consolidated Financial Statements. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgments.

Results of Operations

The following table summarizes our operations for our three most recent fiscal years.

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowance	$49,549	$46,386	$50,095
Research, development and other	3,126	1,897	1,231

Total revenue	52,675	48,283	51,326
Cost of products sold	33,299	28,655	30,201

	19,376	19,628	21,125

Operating expenses:
Selling and marketing	14,788	13,981	13,128
Research and development	14,929	13,565	8,570
General, administrative and amortization of goodwill and intangible assets	10,360	8,181	6,755
Restructuring expenses, loss on sale of assets and other	639	2,023	1,007

Total operating expenses	40,716	37,750	29,460

Loss from operations	(21,340)	(18,122)	(8,335)
Other income (expense)	(530)	(569)	(334)

Net loss	$(21,870)	$(18,691)	$(8,669)

Basic and diluted net loss per share	$(0.65)	$(0.48)	$(0.18)

Revenue

Total revenue, which includes product revenue, sponsored research and development and other revenue, increased 6% to $51.3 million in 2002 compared to $48.3 million in 2001. Total revenue for 2001 decreased 8% to $48.3 million from $52.7 million in 2000. Product revenue increased 8% to $50.1 million in 2002 compared to $46.4 million in 2001. Product revenue decreased 6% to $46.4 million in 2001 compared to $49.5 million in 2000. Sales to one customer, AgriLabs, represented 17%, 16% and 17% of total revenue in 2002, 2001 and 2000, respectively.

Our fiscal year 2002 product revenue from the Companion Animal Health Segment increased nearly 10% to $35.9 million compared to $32.7 million in fiscal 2001. Companion Animal Health product revenue increased by over 16% in 2001 to $32.7 million from $28.2 million in 2000. The increase in 2002 was driven by increased sales of our instrument consumables, our blood chemistry instrument, our new canine renal diagnostic test, our canine heartworm diagnostic test for Japanese distribution and our hematology instrument, offset by the loss of equine influenza vaccine revenues after we licensed the product rights (outside Canada and South Africa) to Intervet, Inc. in July, a decrease in the domestic sales of our canine heartworm diagnostic tests and the loss of revenue from our thyroid product, which has been discontinued by our supplier. Our agreement with Intervet, Inc. was the result of a strategic decision in July 2002 on our part to focus on the canine and feline animal health markets. Accordingly, equine influenza revenues beginning in August 2002 are reported as part of our Diamond Animal Health segment. Diamond manufactures and sells our equine influenza vaccine to Intervet, Inc. at a significantly lower price than the average price we received when we were marketing the product. The increase in 2001 compared to 2000 was due to higher sales of our heartworm diagnostic tests and our equine influenza vaccine, both of which grew domestically and internationally, as well as the introduction of our SPOTCHEM EZ Chemistry Analyzer. We expect higher sales in the Companion Animal Health Segment in 2003 due, in part, to increased sales of medical instrument consumables from instruments placed in 2002, new product introductions and higher international sales.

Our Diamond Animal Health Segment reported 4% higher net product revenue in 2002 of $14.2 million compared to $13.6 million in 2001. The 2001 net product revenue was 25% lower than fiscal year 2000 revenue of $18.2 million. The increase in 2002 was due to increased sales of our bovine vaccines under our contract with AgriLabs and sales of our equine influenza vaccine offset by decreases in sales of an older bovine vaccine line and our aquatic vaccines. The decrease in 2001 was primarily due to reduced orders from a significant aquatic vaccine customer. We expect slightly higher sales at Diamond in 2003 due to increased minimum purchase requirements which are mandatory or are required to maintain exclusivity under contracts with certain of our customers.

Revenue from sponsored research and development and other decreased by 35% to $1.2 million in 2002 from $1.9 million in 2001. This decrease was primarily due to non-recurring revenue from a sponsored product development project and the sale of certain technology to a third party in 2001. Revenue from sponsored research and development and other decreased 39% to $1.9 million in 2001 from $3.1 million in 2000. Included in the total for 2000 is $1.3 million of revenue from the sale of our worldwide rights to our Perioceutic Gel product. We expect sponsored research and development and other revenue to increase slightly in 2003 due primarily to the annual recognition of certain up front fees received from the licensing of product and technology rights to third parties.

Cost of Products Sold

Cost of products sold totaled $30.2 million in 2002 compared to $28.7 million in 2001, with gross profit from product sales increasing to $19.9 million from $17.7 million in 2001. Our gross margin percentage on products sold was nearly 40% in 2002 compared to 38% in 2001 and 33% in 2000. The 2002 increase is due to a more favorable product mix where we are selling a greater proportion of relatively high margin products and improved manufacturing efficiencies at Diamond, somewhat offset by the decline in combined sales of our equine influenza vaccine, our domestic heartworm diagnostics and our thyroid product, which had a higher than average margin.

Cost of products sold totaled $28.7 million in 2001 compared to $33.3 million in 2000, and the resulting gross profit from product sales for 2001 increased to $17.7 million from $16.3 million in 2000. During 2001, our gross margin improved as our product mix included a higher percentage of our proprietary products with higher gross margins. Also during fiscal 2000 we sold businesses and eliminated various product lines that did not meet gross profit expectations.

We expect our gross margin percentage on products sold will increase in 2003 as we continue to sell a greater proportion of total sales in relatively high margin products.

Operating Expenses

Selling and marketing expenses decreased by 6% to $13.1 million in 2002 compared to $14.0 million in 2001 as we reduced the number of field sales personnel and focused our sales model on more fully utilizing our third party distributors. Selling and marketing expenses decreased over 5% to $14.0 million in 2001 as compared to $14.8 million in 2000, due to the sale of certain businesses. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses of product advertising and promotion.

Research and development expenses decreased by 37% to $8.6 million in 2002 from $13.6 million in 2001. This decrease was due primarily to lower personnel costs, largely as a result of restructurings, and lower costs for clinical trials as we focused our efforts on the development of a smaller number of canine and feline companion animal health products. Research and development expenses decreased nearly 9% to $13.6 million in 2001 from $14.9 million in 2000. The decrease was due to the narrower focus on companion animal product opportunities and disciplined expense control.

General and administrative expenses decreased by 15% to $6.7 million in 2002 from $7.9 million in 2001. This decrease was due to lower personnel costs, partially a result of restructurings needed to reduce operating costs, and depreciation. General and administrative expenses decreased 17% to $7.9 million in 2001 from $9.5 million in 2000. The year-over-year decrease is due to the sale of certain businesses and disciplined expense control at all operations.

During 2002, 2001 and 2000, we recorded net restructuring charges of $386,000, $1.5 million and $435,000, respectively. The restructuring costs relate primarily to involuntary employee termination benefits and facilities abandonments. During 2002, we recorded a restructuring charge for personnel severance costs and other expenses related to 32 individuals. We also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities.

During 2001, we recorded a restructuring charge of approximately $1.5 million related to the change in our distribution strategy and to the consolidation of our European operations into one facility. We also recognized approximately $500,000 of expenses resulting from management’s decision not to pursue a strategic transaction after extensive evaluation.

During 2000, we recorded a $435,000 restructuring charge related to the restructuring of our business operations at Diamond. Diamond reduced the size of its workforce and vacated a warehouse and distribution facility no longer needed when we decided to discontinue manufacturing of certain low margin human healthcare products. The loss on sale of assets in 2000 reflects the write-down to net book value of certain assets held for sale, offset by the gain on the sale of our Center Laboratories subsidiary of approximately $151,000

We expect total operating expenses to increase in 2003, partially as a result of higher expected commissions on increased sales and full year salary costs for vacancies filled in 2002. We expect operating expenses to increase more slowly than revenue increases.

Other

Interest income decreased to $92,000 in 2002 as compared to $324,000 in 2001 and $1.0 million in 2000 as we continued to fund our operations with available cash. Interest income is expected to continue to decrease in the future as we continue to use cash to fund our business operations. Interest expense decreased to $426,000 in 2002 from $587,000 in 2001 and $1.2 million in 2000 as we reduced our debt and capital leases from $12.0 million at the beginning of 2000 to $10.7 million at the end of fiscal 2002. At the same time, certain high interest rate long term debt has been replaced by lower interest line of credit debt. We expect net interest expense to increase in 2003 as we use our revolving credit facility more extensively.

Net Loss

Our net loss decreased to $8.7 million in 2002 compared to $18.7 million in 2001 and $21.9 million in 2000. The improvement in 2002 was the result of increased product sales, higher gross margin percentages on product sales from year-to-year and a reduction in operating expenses. We are expecting a net loss in 2003 substantially lower than the net loss in 2002 as we anticipate revenue growth in each of our primary product groups, slightly higher gross profit margins on product sales and continued disciplined management of our operating expenses.

In summary, we were pleased with our 2002 financial results. We made the decision to focus our resources on the canine and feline veterinary markets and were able to grow our revenues and gross margins. Perhaps more impressively, we were able to achieve these gains while simultaneously decreasing our operating expenses by over 20%. Our historical headcount reductions in restructurings laid the groundwork for us to lower our operating expense base. June 2002 was our first profitable month and the quarter ended December 2002 was our first profitable quarter. While we do not expect to generate a profit for full year 2003, we believe these results validate the underlying economics of our business model and indicate we are heading in the right direction.

Liquidity, Capital Resources and Financial Condition

We have incurred negative cash flow from operations since inception in 1988. For the year ended December 31, 2002, we had total revenue of $51.3 million and a net loss of $8.7 million. Our 2002 negative operating cash flows were funded primarily through additional borrowings under our line of credit. At December 31, 2002, we had $6.0 million of cash and cash equivalents, $7.6 million of outstanding borrowings under our line of credit agreement and no additional available borrowing capacity.

At December 31, 2002, we had outstanding obligations for long-term debt and capital leases totaling $3.1 million primarily related to two term loans with Wells Fargo Business Credit and a subordinated promissory note with a significant customer with the proceeds to be used for facilities enhancements. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at December 31, 2002 of $1.5 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.4 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at December 31, 2002 of approximately $464,000 payable in monthly installments of $18,667 plus interest with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.5%. On March 28, 2003, we signed an amended agreement with Wells Fargo Business Credit that extends the payment terms, with ongoing monthly payments and a final balloon payment of approximately $896,000 due on May 31, 2006. The subordinated promissory note for $1.0 million is secured by Diamond’s manufacturing facility and is payable $250,000 in 2003, $250,000 in 2004 and $500,000 in 2005. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at year-end of $28,000 and $32,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond’s assets and both lenders have subordinated their first security interest to Wells Fargo. Our capital lease obligations totaled $52,000 at year-end 2002.

At December 31, 2002, we also had a $10.0 million asset-based revolving line of credit with Wells Fargo Business Credit which was due on May 31, 2003. On March 28, 2003, we signed an amended agreement that extended the maturity date of this agreement to May 31, 2006, established covenants for 2003 and modified the terms of the borrowing base. As a result of this amended agreement, we currently have an $11.0 million asset-based revolving line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.75 million through June 2002, $1.0 million from July through November 2002 and $1.5 million thereafter. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement.

Net cash used in operating activities was $6.5 million in 2002, compared to $14.0 million in 2001. The decrease is primarily attributable to our lower net loss. Also, accounts payable and accrued liabilities decreased by $1.6 million in 2002 related to the payments of the majority of the $2.0 million of restructuring expense and other which was accrued or payable at December 31, 2001. Additionally, accounts receivable decreased by $674,000 in 2002 compared to an increase of $1.9 million in 2001 due to stronger collections across the Company which is primarily due to the increased sales through distribution under our new business model. Net cash used in operating activities in 2000 was $15.9 million compared to $14.0 million in 2001, primarily the result of our lower net loss in 2001.

Net cash flows from investing activities provided cash of $4.6 million during 2002, compared to $1.9 million and $25.2 million in 2001 and 2000, respectively. The cash provided in 2002 was primarily from licensing fees received during the year related to certain product rights and technology rights and was offset by the costs of replacing the roof on the manufacturing facility in Des Moines, Iowa. The cash provided in 2001 resulted from the sale of our marketable securities offset by capital expenditures for the year. The cash provided in 2000 resulted primarily from the sale of $20.0 million of marketable securities and the sale of Center Laboratories for approximately $6.0 million. This cash was used to fund our fiscal 2000 operations and debt repayments. Expenditures for property and equipment totaled $1.2 million, $839,000 and $1.2 million in 2002, 2001 and 2000, respectively. We currently expect to spend approximately $1.6 million in 2003 for capital equipment, including expenditures to upgrade certain manufacturing operations to improve efficiencies and to assure ongoing compliance with regulatory requirements. We expect to finance these expenditures through available cash, equipment leases and secured debt facilities.

Net cash flows from financing activities provided $2.2 million in cash in 2002, $14.8 million in 2001 and used $7.6 million in 2000. Our primary sources of cash in 2002 were $2.9 million of borrowings under our revolving credit facility and from a significant customer for the roof replacement project at Diamond. Our primary sources of cash from financing activities in 2001 were two private placements of our common stock in February and December with net proceeds of approximately $11.0 million and borrowings under our credit facility of $5.7 million. We repaid debt and capital lease obligations totaling $2.0 million in 2001. Our primary use of cash in 2000 was the repayment of debt and capital lease obligations totaling nearly $8.5 million.

During 2002, we recorded deferred revenue of approximately $5.7 million related primarily to the licensing of product rights or technology rights to third parties. The deferred revenue will be recognized on a straight line basis over the remaining lives of the products or patents, which will complete our obligations under these agreements. The largest single transaction was the licensing of certain product rights to our equine influenza vaccine product to Intervet, Inc.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to our business and the results of competition.

Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2003 and into 2004. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue, improved margins and limiting the increase in operating expenses to a modest level. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. As a result of signing the amended credit facility on March 28, 2003 with Wells Fargo Business Credit, we expect to have the necessary available capacity on our line of credit to satisfy the cash needs of our 2003 financial plan. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of those sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings. See “Factors that May Affect Results.”

A summary of our contractual obligations at December 31, 2002 is shown below.

	Payments Due by Period
	Total	Less Than 1 Year		1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt	$3,056	$2,295	(a)	$761	$—	$—
Capital Lease Obligations	52	43		9	—	—
Line of Credit	7,596	7,596	(a)	—	—	—
Operating Leases	1,838	902		936	—	—
Unconditional Purchase Obligations	3,584	756		2,828	—	—
Other Long-Term Obligations	277	—		—	—	277

Total Contractual Cash Obligations	$16,403	$11,592		$4,534	$—	$277

(a)	On March 28, 2003, we extended and amended our credit facility with Wells Fargo Business Credit. This amendment extended the due date for approximately $1.6 million of this long term debt into 2004 through 2006. Our revolving line of credit was also extended to May 31, 2006.

Net Operating Loss Carryforwards

As of December 31, 2002, we had a net operating loss carryforward, or NOL, of approximately $163.1 million and approximately $774,000 of research and development tax credits available to offset future federal income taxes. The NOL and tax credit carryforwards, which are subject to alternative minimum tax limitations and to examination by the tax authorities, expire from 2003 to 2022. Our acquisition of Diamond resulted in a “change of ownership” under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the amount of NOL’s incurred prior to the merger that we may utilize to offset future taxable income. This limitation will total approximately $4.7 million per year for periods subsequent to the Diamond acquisition. Similar limitations also apply to utilization of research and development tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our total NOL carryforwards.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for 2002. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s December 31, 2002 financial statements. The initial recognition and measurement provisions will impact how the Company accounts for future guarantees, if any. The Company has incorporated the disclosure requirements of this interpretation into these financial statements.

In October 2002, the EITF published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. The Company is currently analyzing the impact, if any, of adopting EITF 00-21.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of this statement effective January 1, 2003. The adoption of this statement will impact the Company’s accounting for future exit or disposal activities, and generally requires that restructuring charges are recorded based on contractual commitment dates, rather than on dates established by management of the Company.

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

We anticipate future losses and may not be able to achieve sustained profitability.

We have incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2002, we had an accumulated deficit of $201.8 million. Not withstanding our first profitable fiscal quarter for the three months ended December 31, 2003, we may not be able to achieve profitability for a full year. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an interim period, we may not be able to fund our expected cash needs or continue our operations.

Our common stock has been transferred from the Nasdaq National Market to the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Both the Nasdaq National Market and the Nasdaq SmallCap Market have requirements we must meet in order to remain listed, including a minimum bid price requirement of $1.00 per share. We are currently not in compliance with the minimum bid price requirement. After receiving notification from the Nasdaq National Market to that effect, we elected to transfer our listing to the Nasdaq SmallCap Market on September 13, 2002. We had until November 18, 2002 to comply with the minimum $1.00 bid price requirement which required that our common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. We did not achieve this requirement, but received an additional 180-day grace period, or until May 16, 2003, because we had stockholders’ equity of at least $5 million as required by Nasdaq. We may also be eligible for an additional 90-day grace period, or until August 14, 2003, provided that we have stockholders’ equity of at least $5 million or meet certain other initial listing criteria required by Nasdaq. We cannot assure you that we will be able to maintain our listing on the Nasdaq market. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party suppliers could substantially harm our business

To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, including i-STAT Corporation, scil GmbH, Arkray, Inc. and Dolphin Medical Inc. (a majority-owned subsidiary of OSII Systems, Inc.); for our point-of-care diagnostic tests, primarily Quidel Corporation and Diagnostic Chemicals, Ltd.; for certain of our vaccines, Boehringer Ingelheim Vetmedica, Inc.; for the manufacture of our allergy immunotherapy treatment products, ALK-Abello, Inc., as well as for other products. We currently rely on third party suppliers to manufacture those products we do not manufacture at Diamond. We often purchase products from our suppliers under agreements which are of limited duration. Risks to relying on suppliers include:

•	The potential loss of product rights upon expiration of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, further hurting our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or our supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	The discontinuation of a product line. An example of this recently occurred, where the supplier of our thyroid product chose to discontinue the product. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•	Loss of exclusivity. Our agreements with various suppliers of our veterinary instruments often require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future, and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	Quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments in the field if we were to switch to a competitive instrument.

•	Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA, and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply, which could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

•	Limited intellectual property rights. We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements to the manufacturing processes or new manufacturing processes for our products.

Potential problems with suppliers discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to poor quality goods or delays in order fulfillment, result in our being unable to effectively sell our products and substantially harm our business.

We are not generating positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

We have incurred negative cash flow from operations on an annual basis since inception in 1988. Our financial plan for 2003 indicates that our cash on hand, together with borrowings expected to be available under our revolving line of credit and other sources, should be sufficient to fund our operations through 2003 and into 2004. However, if our actual results for 2003 fall below those reflected in our forecast, or if we are unable to obtain the funds we expect to be available, we will need to raise additional capital.

Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2003 and into 2004. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash slow from operations, primarily through increased revenue, improved margins, and continued control over operating expenses. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. As a result of signing the amended line of credit on March 28, 2003 with Wells Fargo Business Credit, we expect to have the necessary available capacity on this line of credit to satisfy our 2003 financial plan. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents, and available borrowings.

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

Under our March 28, 2003 amended and restated revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) which varies between $1.75 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.

Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. All amounts due under the credit facility mature on May 31, 2006. We intend to rely on available borrowings under the credit agreement to fund our operations. If we are unable to borrow funds under this agreement, we will need to raise additional capital to fund our cash needs and continue our operations.

Our largest customer accounted for over 15% of our total revenue for the previous three years, and the loss of that customer or other customers could harm our operating results.

We currently derive a substantial portion of our revenue from sales by our subsidiary, Diamond. Revenue from one contract between Diamond and AgriLabs comprised approximately 17%, 16% and 17% of consolidated revenue in 2000, 2001 and 2002, respectively. In 2002, Diamond signed a contract extension with AgriLabs that extends through 2013. While AgriLabs is required to make minimum purchases each year to maintain certain exclusive sales and marketing rights, there can be no assurance that AgriLabs will be willing or able to make such purchases. If AgriLabs does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 15% of our revenues in 2002. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

Factors beyond our control may cause our operating results to fluctuate, and since many of our expenses are fixed, this fluctuation could cause our stock price to decline.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

•	results from our Diamond Animal Health segment;

•	the introduction of new products by us or by our competitors;

•	our distribution strategy and our ability to maintain or expand relationships with distributors;

•	market acceptance of our current or new products;

•	regulatory and other delays in product development;

•	product recalls;

•	competition and pricing pressures from competitive products;

•	manufacturing delays;

•	shipment problems;

•	product seasonality; and

•	changes in the mix of products sold.

We have high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

Our operating results in some quarters may not meet our revenue and earnings guidance. In that case, our stock price probably would decline.

We expect to experience volatility in our stock price, which may affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2002 our closing stock price has ranged from a low of $0.274 to a high of $1.47. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements of technological innovations or new products by us or by our competitors;

•	our quarterly operating results;

•	releases of reports by securities analysts;

•	developments or disputes concerning patents or proprietary rights;

•	regulatory developments;

•	developments in our relationships with collaborative partners;

•	changes in regulatory policies;

•	litigation;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

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

Our strategy is to develop a broad range of products addressing companion animal healthcare. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•	improve market acceptance of our current products;

•	complete development of new products; and

•	successfully introduce and commercialize new products.

We have introduced some of our products only recently and many of our products are still under development. Among our recently introduced products are E.R.D.-SCREEN Urine Test for detecting albumin in canine urine, ALLERCEPT E-SCREEN Test for assessing allergies in dogs, and VET/OX G2 DIGITAL Monitor. We currently have under development or in clinical trials a number of products. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

In addition, our products may not achieve satisfactory market acceptance, and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as Bayer AG,

IDEXX, Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Pharmacia Corporation, Schering-Plough Corporation and Wyeth, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than we do. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

We may be unable to successfully market and distribute our products and implement our distribution strategy.

The market for companion animal healthcare products is highly fragmented. Because our proprietary products are available only by prescription and our medical instruments require technical training, we sell our companion animal health products only to veterinarians. Therefore, we may fail to reach a substantial segment of the potential market.

We currently market our products in the United States to veterinarians through approximately 23 independent third-party distributors and through a direct sales force. Approximately two-thirds of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days’ notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction limits our ability to engage national distributors to sell our full line of products. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

The biotechnology and pharmaceutical industries have been characterized by extensive litigation relating to patents and other intellectual property rights. In 1998, Synbiotics Corporation filed a lawsuit against us alleging infringement of a Synbiotics patent relating to heartworm diagnostic technology. This lawsuit was settled in March 2003.

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

We license technology from a number of third parties, including Valentis, Inc., Corixa Corporation, Roche, New England Biolabs, Inc. and Hybritech Inc., as well as a number of research institutions and universities. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. We currently do not have any unresolved notices of infringement. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. If the third parties are not successful in marketing our products our sales may not increase.

Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. In addition, we have entered into agreements with Novartis and Eisai Inc. to market or co-market certain of the products that we are currently developing. Also, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline.

We depend on partners in our research and development activities. If our current partnerships and collaborations are not successful, we may not be able to develop our technologies or products.

For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed several point-of-

care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We license DNA delivery and manufacturing technology from Valentis Inc. and collaborate on chemistry analyzers with Arkray, Inc. We also have worked with i-STAT Corporation to develop portable clinical analyzers for dogs and Diagnostic Chemicals, Ltd. to develop the canine E.R.D.-SCREEN Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test. One or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

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

Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline IMMUCHECK Assay, Canine Cancer Gene Therapy and FELINE ULTRANASAL FVRCP Vaccine. U.S. regulatory approval by the Center for Veterinary Medicine at the FDA currently is pending for our TRI-HEART Plus canine heartworm preventative product.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At December 31, 2002, approximately $10.6 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 6.13%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. If market rates increase by one percentage point during the fiscal year ended December 31, 2003, we would experience an increase in interest expense of approximately $106,000 based on our outstanding balances as of December 31, 2002. We also had approximately $6.0 million of cash and cash equivalents at December 31, 2002, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point decrease in market interest rates would cause an annual decrease in our interest income of approximately $60,000.

Foreign Currency Risk

We have foreign currency risk in three areas: 1) our investment in our European subsidiaries; 2) the results of operations from our European subsidiaries; and 3) inventory purchases and product sales which are not denominated in U.S. dollars.

We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our consolidated sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. We would experience no significant impact on our results of operations as a result of a 1% increase/decrease in foreign currency exchange rates due to the size of this operation. If foreign currency exchange rates increase/decrease by 1% during the twelve months ended December 31, 2002, we would experience a decrease in our foreign currency translation adjustment of approximately $113,000 based on the investment in foreign subsidiaries as of December 31, 2002.

We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $17,000 and $17,000 based upon our purchases and sales, respectively, in these foreign currencies over the past 12 months.

Item 8.     Financial Statements and Supplementary Data.

HESKA CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Heska Corporation:

We have audited the accompanying consolidated balance sheet of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Heska Corporations and subsidiaries as of December 31, 2001 and for the two years in the period ended December 31, 2001 and the financial statement schedule of valuation and qualifying accounts for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial schedules, before the restatement described in Note 2 to the consolidated financial statements, in their report dated February 1, 2002 (except with respect to the matters discussed in Note 15 to those financial statements, as to which the date is March 13, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Heska Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed above, the 2001 and 2000 consolidated financial statements of Heska Corporation and subsidiaries were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Heska Corporation and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/S/ KPMG LLP

Denver, Colorado

March 28, 2003

The report of Arthur Andersen LLP (Andersen) included below is a copy of a report previously issued by Andersen on February 1, 2002 (except with respect to the matter discussed in Note 15, as to which the date is March 13, 2002). We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to consolidated balance sheet as of December 31, 2000 and statement of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heska Corporation:

We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Denver, Colorado,

February 1, 2002 (except with respect

to the matter discussed in Note 15, as

to which the date is March 13, 2002).

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,710	$6,026
Accounts receivable, net of allowance for doubtful accounts of $501 and $229, respectively	10,313	9,722
Inventories	8,589	8,191
Other current assets	1,063	761

Total current assets	25,675	24,700
Property and equipment, net	10,118	8,968
Goodwill and intangible assets, net	1,400	1,718
Other assets	564	199

Total assets	$37,757	$35,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,263	$4,362
Accrued liabilities	6,302	4,515
Deferred revenue	343	463
Line of credit	5,737	7,596
Current portion of capital lease obligations	104	43
Current portion of long-term debt	711	2,295

Total current liabilities	17,460	19,274
Capital lease obligations, net of current portion	57	9
Long-term debt, net of current portion	2,052	761
Deferred revenue and pension obligations	1,022	6,331

Total liabilities	20,591	26,375

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 47,842,198 and 47,808,105 shares issued and outstanding, respectively	48	48
Additional paid-in capital	211,589	211,726
Deferred compensation	(681)	(471)
Accumulated other comprehensive loss	(627)	(261)
Accumulated deficit	(193,163)	(201,832)

Total stockholders’ equity	17,166	9,210

Total liabilities and stockholders’ equity	$37,757	$35,585

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Revenue:
Products, net of sales returns and allowance	$49,549	$46,386	$50,095
Research, development and other	3,126	1,897	1,231

Total revenues	52,675	48,283	51,326
Cost of products sold	33,299	28,655	30,201

	19,376	19,628	21,125

Operating expenses:
Selling and marketing	14,788	13,981	13,128
Research and development	14,929	13,565	8,570
General and administrative	9,457	7,882	6,691
Amortization of goodwill and intangible assets	903	299	64
Loss on sale of assets	204	—	—
Restructuring expenses and other	435	2,023	1,007

Total operating expenses	40,716	37,750	29,460

Loss from operations	(21,340)	(18,122)	(8,335)
Other income (expense):
Interest income	986	324	92
Interest expense	(1,155)	(587)	(426)
Other, net	(361)	(306)	—

Net loss	$(21,870)	$(18,691)	$(8,669)

Other comprehensive income (loss):
Foreign currency translation adjustments	(121)	(222)	328
Changes in unrealized gain (loss) on marketable securities	246	45	—
Minimum pension liability adjustments	—	(175)	14
Changes in unrealized gain (loss) on forward contracts	—	(24)	24

Other comprehensive income (loss)	125	(376)	366

Comprehensive loss	$(21,745)	$(19,067)	$(8,303)

Basic and diluted net loss per share	$(0.65)	$(0.48)	$(0.18)

Shares used to compute basic and diluted net loss per share	33,782	38,919	47,720

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Stock Subscription Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balances, December 31, 1999	33,437	$33	$199,156	$(648)	$(124)	$(376)	$(152,602)	$45,439
Issuance of common stock related to options, ESPP and other	636	1	633	—	—	—	—	634
Amortization of deferred compensation	—	—	—	648	—	—	—	648
Interest/payments on stock subscription receivable	—	—	—	—	124	—	—	124
Foreign currency translation adjustments	—	—	—	—	—	(121)	—	(121)
Changes in unrealized gain on marketable securities	—	—	—	—	—	246	—	246
Net loss	—	—	—	—	—	—	(21,870)	(21,870)

Balances, December 31, 2000	34,073	34	199,789	—	—	(251)	(174,472)	25,100
Issuance of common stock from private placements, net of $823 of costs	12,366	13	10,880	—	—	—	—	10,893
Issuance of common stock related to options, ESPP and other	358	—	211	—	—	—	—	211
Issuance of restricted stock (Note 8)	1,045	1	709	(710)	—	—	—	—
Recognition of stock based compensation	—	—	—	29	—	—	—	29
Foreign currency translation adjustments	—	—	—	—	—	(222)	—	(222)
Minimum pension liability adjustments	—	—	—	—	—	(175)	—	(175)
Changes in unrealized gain on marketable securities	—	—	—	—	—	45	—	45
Changes in unrealized gain/loss on forward contracts	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(18,691)	(18,691)

Balances, December 31, 2001	47,842	48	211,589	(681)	—	(627)	(193,163)	17,166
Issuance of common stock related to options, ESPP and other	269	—	137	—	—	—	—	137
Repurchase of restricted stock	(303)	—	—	—	—	—	—	—
Recognition of stock based compensation	—	—	—	210	—	—	—	210
Foreign currency translation adjustments	—	—	—	—	—	328	—	328
Minimum pension liability adjustments	—	—	—	—	—	14	—	14
Changes in unrealized gain/loss on forward contracts	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(8,669)	(8,669)

Balances, December 31, 2002	47,808	$48	$211,726	$(471)	$—	$(261)	$(201,832)	$9,210

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(21,870)	$(18,691)	$(8,669)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,066	3,445	2,367
Amortization of goodwill and intangible assets	903	299	274
Loss on disposition of assets	445	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	155	(1,880)	674
Inventories	2,380	127	362
Other current assets	18	(321)	338
Other long-term assets	(229)	689	(23)
Accounts payable	(2,551)	893	150
Accrued liabilities	449	2,044	(1,753)
Deferred revenue and other long-term liabilities	348	(643)	(221)

Net cash used in operating activities	(15,886)	(14,038)	(6,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	—	—	5,678
Proceeds from sale of marketable securities	20,000	2,500	—
Proceeds from sale of subsidiary	6,000	—	—
Proceeds from disposition of property and equipment	406	196	117
Purchases of property and equipment	(1,207)	(839)	(1,207)

Net cash provided by investing activities	25,199	1,857	4,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	634	11,104	137
Proceeds from stock subscription receivable	124	—	—
Proceeds from line of credit borrowings	111	5,737	1,859
Proceeds from other borrowings	25	—	1,000
Repayments of debt and capital lease obligations	(8,484)	(2,030)	(823)

Net cash provided by (used in) financing activities	(7,590)	14,811	2,173

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(46)	(96)	56

INCREASE IN CASH AND CASH EQUIVALENTS	1,677	2,534	316
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,499	3,176	5,710

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,176	$5,710	$6,026

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS

Heska Corporation (“Heska” or the “Company”) discovers, develops, manufactures and markets veterinary products. Heska’s core focus is on the canine and feline companion animal health markets. The Company has devoted substantial resources to the research and development of innovative products in these areas, where it strives to develop high value products for unmet needs and advance the state of veterinary medicine.

Heska is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including horses, fish and ferrets. All Diamond products are sold by third parties under third party labels.

From the Company’s inception in 1988 until early 1996, the Company’s operating activities related primarily to research and development activities, entering into collaborative agreements, raising capital and recruiting personnel. Prior to 1996, the Company had not received any revenue from the sale of products. During 1996, Heska grew from being primarily a research and development concern to a fully integrated research, development, manufacturing and marketing company. The Company accomplished this by acquiring Diamond, a licensed pharmaceutical and biological manufacturing facility, hiring key employees and support staff, establishing marketing and sales operations to support new Heska products, and designing and implementing more sophisticated operating and information systems. The Company also expanded the scope and level of its scientific and business development activities, increasing the opportunities for new products. In 1997, the Company expanded internationally through the acquisition of Heska AG (formerly Centre Medical des Grand’Places S.A.) in Fribourg, Switzerland, which manufactures and markets allergy diagnostic products primarily in Europe.

The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 2002, have totaled $201.8 million. During the twelve months ended December 31, 2002, the Company incurred a loss of approximately $8.7 million and used cash of approximately $6.5 million for operations.

The Company’s primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company’s products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual, or sustained profitability in the future.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. Included in these amounts were Japanese yen with a value in U.S. dollars of approximately $8,000 which were held in an interest-bearing multi-currency account of a non-U.S. bank. The Company values its Japanese yen at the spot market rate as of the balance sheet date. Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $48,000 and $52,000 during the fiscal years ended December 31, 2001 and 2002, respectively. The Company held approximately 1 million Japanese yen at December 31, 2002.

Marketable Securities and Restricted Investments

At December 31, 2001 and 2002, the Company had no marketable securities on its balance sheet. The Company realized losses on the sale of certain marketable securities of $22,000 in 2001. This amount was previously included in other comprehensive income as unrealized losses on marketable securities.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, notes receivable, capital lease obligations and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2002, approximates the carrying value.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds fair market value, provisions are made to reduce the carrying value to fair market value.

Inventories, net of provisions, consist of the following (in thousands):

	December 31,
	2001	2002
Raw materials	$2,549	$2,247
Work in process	3,223	3,116
Finished goods	2,817	2,828

	$8,589	$8,191

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense when incurred, and major renewals and improvements are capitalized.

Property and equipment consist of the following (in thousands):

	Estimated Useful Life	December 31,
		2001	2002
Land	N/A	$377	$377
Building	10 to 20 years	2,677	3,801
Machinery and equipment	3 to 15 years	19,220	18,421
Leasehold improvements	7 to 15 years	4,435	4,334

		26,709	26,933
Less accumulated depreciation and amortization		(16,591)	(17,965)

		$10,118	$8,968

Depreciation and amortization expense for property and equipment was $4.1 million, $3.4 million and $2.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Realizability of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which the Company adopted on January 1, 2002. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and will be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly for prior practice.

The Company’s recorded goodwill relates to the acquisition in 1997 of Heska AG, and beginning in fiscal 2002 it is no longer amortized on a periodic basis. At December 31, 2001 and 2002, respectively, the cost basis of the goodwill was approximately $1.7 million, the accumulated amortization was approximately $1.1 million and the net book value was approximately $640,000. No impairment was recognized and there were no other changes to the goodwill balance during the year ended December 31, 2002. This goodwill is included in the assets of the Companion Animal Health segment.

The Company has net intangible assets related to capitalized patent costs totaling approximately $1.1 million as of December 31, 2002. At December 31, 2001 and 2002, respectively, the cost basis of the capitalized patent costs was approximately $1.1 million and $1.5 million, the accumulated amortization was approximately $327,000 and $450,000 and, the net book value was approximately $752,000 and $1.1 million. The Company expects amortization expense for these capitalized patent costs of approximately $125,000 in 2003 and approximately $80,000 for each of the four years thereafter. These costs are being amortized over an average life of 15 years. Amortization expense for the year ended December 31, 2002, was approximately $126,000. There are no additional intangible assets not being amortized on a periodic basis. These intangible assets are included in the assets of the Companion Animal Health segment.

The following table reflects the impact of goodwill amortization on the Company’s results, and those results if goodwill had not been amortized (in thousands, except per share amounts):

	For the Year Ended December 31,
	2000	2001	2002
Reported net loss	$(21,870)	$(18,691)	$(8,669)
Add back: Goodwill amortization	209	210	—

Adjusted net loss	$(21,661)	$(18,481)	$(8,669)

Basic and diluted earnings per share:
Reported net loss	$(0.65)	$(0.48)	$(0.18)
Goodwill amortization	0.01	0.01	—

Adjusted net loss	$(0.64)	$(0.47)	$(0.18)

Derivative Instruments and Hedging Activities

The Company has utilized derivative financial instruments to reduce financial market risks in the past. The Company does not intend to enter into any such arrangements in 2003. If used, these instruments may be used to

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions. The criteria the Company uses for designating an instrument as a hedge includes the instrument’s effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts, and options that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts, options and swaps that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated the offsetting gain or loss on the related derivative instrument would be recognized in each period until the instrument matures, is terminated or is sold. See Note 11.

Revenue Recognition

The Company generates its revenues through sale of products, licensing of technology, and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (SAB 101). The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

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

In addition to its direct sales force, the Company utilizes third party distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors’ territory.

License revenue under arrangements to sell product or technology rights is recognized upon the sale and completion by the Company of all obligations under the agreement. Generally, these licensing revenues are deferred and recognized over the life of the patents or products. In 2002, we deferred approximately $5.7 million under these types of arrangements. Royalties are recognized as products are sold to customers.

The Company recognizes revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned under a percentage of

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completion method based on total expected revenues or actual non-refundable cash received to date under the agreement.

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (See Note 12) are reflected in cost of products sold as incurred.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). At December 31, 2002, the Company had two stock-based compensation plans. See Note 8 for a description of these plans and additional disclosures regarding the plans. The Company recorded no compensation expense under the intrinsic value method for the years ended December 31, 2000, 2001 and 2002, respectively.

Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net loss and net loss per share available for the years ended December 31, 2000, 2001 and 2002 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
	(in thousands except share data)
Net loss as reported	$(21,870)	$(18,691)	$(8,669)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(2,200)	(906)	(1,400)
Compensation expense for stock purchase plan	(112)	(88)	(39)

Net loss, pro forma	$(24,182)	$(19,685)	$(10,108)

Net loss per share:
Basic and diluted—as reported	$(0.65)	$(0.48)	$(0.18)

Basic and diluted—pro forma	$(0.72)	$(0.51)	$(0.21)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $1.5 million, $747,000 and $681,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Restructuring Expenses and Other

The Company recorded net restructuring expenses of $435,000, $1.5 million and $386,000 for the years ended December 31, 2000, 2001 and 2002, respectively (See Note 4). During 2001 and 2002, the Company also recognized approximately $500,000 and $621,000, respectively, of non-recurring expenses resulting from certain personnel several costs and management’s decision to not pursue a strategic transaction after extensive evaluation, respectively.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded restructuring expenses during 2002 totaling approximately $716,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees.

In the fourth quarter of 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company’s products to align with the new distribution model and the cost to close a leased facility in Europe. During the first quarter of 2002, the Company revised its cost estimates related to the restructuring charge recorded in the fourth quarter of 2001 as certain liabilities were favorably settled. This change in estimate was approximately $330,000 and was offset against the restructuring charge recorded in 2002 as described above.

Income Taxes

The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s net losses, all potentially dilative securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At December 31, 2000, 2001 and 2002, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 3,964,668, 3,901,860 and 6,364,304 shares, respectively, of the Company’s common stock.

Comprehensive Loss

Comprehensive loss includes net loss adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities, unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries is the Swiss Franc. Assets and liabilities of the Company’s international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average of exchange rates in effect

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the period. Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for 2002. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s December 31, 2002 financial statements. The initial recognition and measurement provisions will impact how the Company accounts for future guarantees, if any. The Company has incorporated the disclosure requirements of this interpretation into these financial statements.

In October 2002, the EITF published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. The Company is currently analyzing the impact, if any, of adopting EITF 00-21.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of this statement effective January 1, 2003. The adoption of this statement will impact the Company’s accounting for future exit or disposal activities, and generally requires that restructuring charges are recorded based on contractual commitment dates, rather than on dates established by management of the Company.

3.    CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 2001 and 2002, the Company had capitalized machinery and equipment under capital leases with a gross value of

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $560,000 and $465,000 and net book value of approximately $242,000 and $16,000, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying balance sheets under the respective asset classes. Under the terms of the Company’s lease agreements, the Company is required to make monthly payments of principal and interest through the year 2004, at interest rates ranging from 4.05% to 15.30% per annum. The equipment under the capital leases serves as security for the leases.

The future annual minimum required payments under capital lease obligations as of December 31, 2002 were as follows (in thousands):

Year Ending December 31,
2003	$46
2004	10
2005 and thereafter	—

Total future minimum lease payments	56
Less amount representing interest	(4)

Present value of future minimum lease payments	52
Less current portion	(43)

Total long-term capital lease obligations	$9

4.    RESTRUCTURING EXPENSES

During the second quarter of 2002, the Company recorded a charge to other operating expenses of $621,000 related to personnel severance costs. In the first quarter of 2002, the Company recorded a restructuring charge of $566,000 for personnel severance costs and other expenses related to 32 individuals. The Company also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For 2002, the Company recorded net restructuring and other expenses totaling $1.0 million.

In the fourth quarter of 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company’s products to align with the new distribution model and the cost to close a leased facility in Europe.

During the first quarter of fiscal 2000, the Company initiated a cost reduction and restructuring plan at its Diamond subsidiary. The restructuring resulted from the rationalization of Diamond’s business including a reduction in the size of its workforce and the Company’s decision to vacate a leased warehouse and distribution facility no longer needed after the Company’s decision to discontinue contract manufacturing of certain low margin human healthcare products. The charge to operations of approximately $435,000 related primarily to personnel severance costs for 12 individuals and the costs associated with closing the leased facility, terminating the lease and abandoning certain leasehold improvements. The facility was closed in April 2000.

Shown below is a reconciliation of restructuring costs for the year ended December 31, 2002 (in thousands):

	Balance at December 31, 2001	Additions for the Fiscal Year Ended December 31, 2002	Payments/Charges Through December 31, 2002	Other	Balance at December 31, 2002
Severance pay and benefits	$378	$466	$(765)	$(6)	$73
Leased facility closure costs	50	150	(80)	—	120
Products and other	1,100	100	(726)	(324)	150

Total	$1,528	$716	$(1,571)	$(330)	$343

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of $343,000 and $1.5 million is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively.

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2001	2002
Equipment financing, with a stated interest rate of 14.5%, secured by certain equipment and fixtures, paid in full in January 2002	$240	$—
Promissory note to the Iowa Department of Economic Development (“IDED”), due in annual installments through June 2004, with a stated interest rate of 3.0% and a 9.5% imputed interest rate, net	41	28
Promissory note to the City of Des Moines, due in monthly installments through May 2004, with a stated interest rate of 3% and a 9.5% imputed interest rate, net	54	32
Real estate mortgage loan with a commercial bank, due in monthly installments through May 2003, with the balance due in full May 31, 2003, with a stated interest rate of prime plus 1.25% at December 31, 2001 and prime plus 1.5% at December 31, 2002 (6.0% and 5.75%, respectively)	1,740	1,532
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments through May 2003, with the balance due in full May 31, 2003, with a stated interest rate of prime plus 1.25% at December 31, 2001 and prime plus 1.5% at December 31, 2002 (6.0% and 5.75%, respectively)	688	464
Subordinated promissory note with a significant customer for facilities improvements in Des Moines, secured by the manufacturing facility, due in annual installments of $250 in 2003 and 2004, and $500 in 2005, with a stated interest rate of prime plus 0.25% at December 31, 2002 (4.5%).	—	1,000

	2,763	3,056
Less installments due within one year	(711)	(2,295)

	$2,052	$761

The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes the real estate mortgage loan and term loan above, and a $10.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2002 of prime plus 1.5% (5.75%). Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels. The amount available for borrowings under this agreement will be determined based on the borrowing base as defined by the credit agreement. As of December 31, 2002 approximately $7.6 million was outstanding on the line of credit and there was no available capacity for additional borrowings under the line of credit agreement.

The Company amended and extended its credit facility with Wells Fargo Business Credit on March 28, 2003. This amendment and extension covered the revolving line of credit, real estate loan and machinery and equipment loan. See Note 15.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt as of December 31, 2002 were as follows (in thousands):

Year Ending December 31,
2003	$2,295
2004	261
2005	500
Thereafter	—

$3,056

6.    ACCRUED PENSION LIABILITY

Diamond has a noncontributory defined benefit pension plan covering all employees who have met the eligibility requirements. The plan provides monthly benefits based on years of service which are subject to certain reductions if the employee retires before reaching age 65. Diamond’s funding policy is to make the minimum annual contribution that is required by applicable regulations. Effective October 1992, Diamond froze the plan, restricting new participants and benefits for future service.

The following table sets forth the plan’s funded status and amounts recognized in the accompanying balance sheets (in thousands):

	December 31,
	2001	2002
Change in benefit obligation:
Benefit obligation, beginning	$1,127	$1,142
Service cost	—	—
Interest cost	77	77
Actuarial loss	5	(37)
Benefits paid	(67)	(69)

Benefit obligation, ending	1,142	1,113

Change in plan assets:
Fair value of plan assets, beginning	954	1,017
Actual return on plan assets	129	50
Employer contribution	—	—
Benefits paid	(67)	(69)

Fair value of plan assets, ending	1,016	998

Funded status	(125)	(116)
Unrecognized net actuarial loss	175	161

Prepaid benefit cost	$50	$45

Additional minimum liability disclosures:
Accrued benefit liability	$(125)	$(116)

Components of net periodic benefit costs:
Service cost	$—	$—
Interest cost	77	77
Expected return on plan assets	(72)	(76)
Recognized net actuarial loss	6	3

Net periodic benefit cost	$11	$4

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions used by Diamond in the determination of the pension plan information consisted of the following:

	December 31,
	2001	2002
Discount rate	7.00%	7.00%
Expected long-term rate of return on plan assets	7.75%	7.75%

7.    INCOME TAXES

As of December 31, 2002 the Company had approximately $163.1 million of net operating loss (“NOL”) carryforwards for income tax purposes and approximately $774,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2022. In addition, the Company’s NOL and tax credit carryforwards available for use in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. The acquisition of Diamond in April 1996 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $4.7 million per year for periods subsequent to April 19, 1996. The Company believes that this limitation may affect the eventual utilization of its total NOL carryforwards.

The Company’s NOL’s represent an unrecognized tax benefit. Recognition of these benefits requires future taxable income and the Company believes it is more likely than not that it will be unable to generate sufficient taxable income to utilize the NOL’s, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

The components of net loss were as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Domestic	$(20,642)	$(17,816)	$(8,701)
Foreign	(1,228)	(875)	32

	$(21,870)	$(18,691)	$(8,669)

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2001	2002
Current deferred tax assets (liabilities):
Inventory	$142	$274
Accrued compensation	134	92
Restructuring reserve	574	195
Other	205	242

	1,055	803
Valuation allowance	(1,055)	(803)

Total current deferred tax assets (liabilities)	—	—

Noncurrent deferred tax assets (liabilities):
Research and development credits	2,748	774
Deferred revenue	523	584
Pension liability	90	44
Amortization of intangible assets	—	(243)
Gain/loss on assets held for sale	559	—
Property and equipment	(626)	470
Net operating loss carryforwards	62,930	65,670

	66,224	67,299
Valuation allowance	(66,224)	(67,299)

Total noncurrent deferred tax assets (liabilities)	$—	$—

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Deferred income tax benefit:
Federal	$(7,265)	$(4,261)	$(700)
State	(969)	(552)	(91)
Foreign	(490)	(201)	(32)

Total benefit	(8,724)	(5,014)	(823)
Valuation allowance	8,724	5,014	823

Total income tax expense (benefit)	$—	$—	$—

The Company’s income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

	Year Ended December 31,
	2000	2001	2002
Statutory federal tax rate	(35%)	(35%)	(34%)
State income taxes, net of federal benefit	(3%)	(3%)	(4%)
Other permanent differences	1%	11%	6%
Expiration of tax credits	—	0%	22%
Change in valuation allowance	37%	27%	10%

Effective income tax rate	0%	0%	0%

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    CAPITAL STOCK

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

Stock Option Plans

The Company has a stock option plan which authorizes granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 2003 was 8,357,734.

The stock options granted by the board of directors may be either incentive stock options (“ISOs”) or non-qualified stock options (“NQs”). The purchase price for options under all of the plans may be no less than 100% of fair market value for ISOs or 85% of fair market value for NQs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.

SFAS No. 123 (“SFAS 123”)

SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. For disclosure purposes, the Company has computed the fair values of all options granted during 2000, 2001 and 2002, using the Black-Scholes pricing model and the following weighted average assumptions:

	2000	2001	2002
Risk-free interest rate	6.26%	4.39%	4.61%
Expected lives	7.59 years	1.7 years	3.9 years
Expected volatility	94%	86%	105%
Expected dividend yield	0%	0%	0%

To estimate expected lives of options for valuation, it was assumed options will be exercised at varying schedules after becoming fully vested dependent upon the income level of the option holder. For measurement

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes, options have been segregated into three income groups, and estimated exercise behavior of option recipients varies from one and one half years to two years from the date of vesting, dependent on income group (less highly compensated employees are expected to have shorter holding periods). All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma basic net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

The total fair value of options granted was computed to be approximately $1.7 million, $1.1 million and $3.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2.2 million, $906,000 and $1.4 million for 2000, 2001 and 2002, respectively.

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,246,183	$4.6994	3,964,668	$4.4979	3,901,160	$2.5689
Granted at Market	753,700	$3.3453	1,444,844	$1.2047	3,447,225	$0.9571
Granted above Market	—	—	431	$0.9400	70,802	$0.8100
Cancelled	(600,228)	$6.5438	(1,477,500)	$6.6312	(1,002,005)	$0.9571
Exercised	(434,967)	$1.0904	(30,583)	$0.3649	(38,596)	$0.3019

Outstanding at end of period	3,964,668	$4.4979	3,901,860	$2.5689	6,378,586	$1.8142

Exercisable at end of period	2,274,489	$4.6293	2,399,954	$2.9447	3,429,776	$2.4619

The weighted average estimated fair value of options granted during the years ended December 31, 2000, 2001 and 2002 were $2.3277, $0.7821 and $0.6581, respectively.

The Company also granted stock options to non-employees in exchange for consulting services, recording deferred compensation based on the estimated fair value of the options at the date of grant. Deferred compensation was amortized over the applicable service periods. The amortization of deferred compensation resulted in a non-cash charge to operations of $648,000 for the year ended December 31, 2000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.25—$1.14	3,088,109	8.80	$0.8796	855,994	$0.8603
$1.19—$1.21	1,148,660	6.66	$1.2055	716,452	$1.2027
$1.22—$1.81	676,556	8.21	$1.2803	558,612	$1.2855
$2.00—$3.25	643,716	6.68	$2.4222	551,020	$2.4591
$3.37—$15.00	821,545	6.17	$6.1419	747,698	$6.3830

$0.25—$15.00	6,378,586	7.80	$1.8142	3,429,776	$2.4619

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,750,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six month measurement periods ending June 30 and December 31.

For the years ended December 31, 2000, 2001 and 2002, the weighted-average fair value of the purchase rights granted was $0.91, $0.35 and $0.24 per share, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was approximately $112,000, $88,000 and $39,000 in 2000, 2001 and 2002, respectively, for the ESPP.

Restricted Stock Exchange

On August 9, 2001, the Board of Directors approved a proposal to give Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The fair market value of the restricted stock at the time of the exchange was $0.68 per share. The restricted stock vests over 48 months beginning November 1, 2001. This exchange resulted in deferred compensation of approximately $710,000 that is being recognized over the vesting period of the restricted stock. The Company recognized $133,000 and $29,000 of non-cash compensation expense from this exchange in 2002 and 2001, respectively.

9.    MAJOR CUSTOMERS

The Company had sales of greater than 10% of total revenue to one customer during the years ended December 31, 2000, 2001 and 2002. One customer who represented 17%, 16% and 17% of total revenues in 2000, 2001 and 2002, respectively, purchased vaccines from Diamond. The same customer represented 24% of total accounts receivable at both December 31, 2001 and 2002.

10.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Cash paid for interest	$1,155	$587	$426
Purchase of assets under capital lease financing	$45	$—	$—

11.    HEDGING ACTIVITIES

In April 2001, the Company entered into a series of forward contracts to purchase Japanese yen at various dates throughout the remainder of the year. The yen were used to purchase inventory from a Japanese manufacturer throughout fiscal 2001. Those derivative instruments were designated and qualified as cash flow hedging instruments under the definition provided by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The forward contracts were entered into with settlement dates, and for amounts, that approximately correspond with the Company’s projected needs to purchase inventory with the hedged currency. All of these forward contracts were settled as of December 31, 2001. Those derivative instruments were consistent with the Company’s risk management policy, which allows for the hedging of risk associated with

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fluctuations in foreign currency for anticipated future transactions. The instruments were determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of approximately $24,000 has been recorded in Other Comprehensive Loss as of December 31, 2001. This unrealized loss was reclassified to cost of products sold and recognized as the purchased inventory was sold to customers in 2002.

Accumulated gains and losses from derivative contracts are as follows:

2002
Accumulated derivative gains (losses), December 31, 2001	$(24)
Unrealized losses on forward contracts	—
Realized losses on forward contracts reclassified to current earnings	24

Accumulated derivative gains (losses), December 31, 2002	$—

12.    COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2000, 2001 and 2002, royalties of $931,000, $866,000 and $748,000 became payable under these agreements, respectively.

The Company contracts with various parties that conduct research and development on the Company’s behalf. In return, the Company generally receives the right to commercialize any products resulting from these contracts. In the event the Company licenses any technology developed under these contracts, the Company will generally be obligated to pay royalties at specified percentages of future sales of products utilizing the licensed technology.

The Company has a contract with two suppliers for unconditional annual minimum inventory purchases totaling approximately $3.6 million through fiscal 2006.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2002 as follows (in thousands):

Year Ending December 31,
2003	$902
2004	805
2005	131
2006 and thereafter	—

$1,838

The Company had rent expense of $1.0 million, $861,000 and $851,000 in 2000, 2001 and 2002, respectively.

13.    SEGMENT REPORTING

The Company is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. Prior to June 30, 2000, there was a third reportable segment, Allergy Treatment, which represented the operations of a subsidiary sold as of June 23, 2000. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostics, vaccines and pharmaceuticals,

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other species including horses, fish and ferrets. All Diamond products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs these sponsored research and development projects for both companion animal and food animal purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Companion Animal Health	Diamond Animal Health	Allergy Treatment	Other		Total
2000:
Revenue	$29,989	$19,495	$3,191	$—		$52,675
Operating income (loss)	(22,065)	1,539	(24)	(790	)(a)	(21,340)
Total assets	53,109	17,533	—	(31,482)		39,160
Capital expenditures	724	483	—	—		1,207
Depreciation and amortization	2,277	1,577	212	—		4,066

(a)	Includes the write-down of certain fixed assets to their expected net realizable values, resulting in a loss of $355,000 and restructuring expenses of $435,000 (See Note 4).

	Companion Animal Health	Diamond Animal Health	Allergy Treatment	Other		Total
2001:
Revenue	$34,254	$14,029	$—	$—		$48,283
Operating income (loss)	(18,349)	2,250	—	(2,023	)(b)	(18,122)
Total assets	52,102	21,079	—	(35,424)		37,757
Capital expenditures	420	419	—	—		839
Depreciation and amortization	2,007	1,438	—	—		3,445

(b)	Includes restructuring expenses of $1.5 million and $495,000 of other (See Note 4).

	Companion Animal Health	Diamond Animal Health	Allergy Treatment	Other		Total
2002:
Revenue	$36,870	$14,456	$—	$—		$51,326
Operating income (loss)	(10,571)	3,243	—	(1,007	)(c)	(8,335)
Total assets	43,074	17,765	—	(25,254)		35,585
Capital expenditures	126	1,081	—	—		1,207
Depreciation and amortization	1,043	1,324	—	—		2,367

(c)	Includes restructuring expenses of $386,000 and $621,000 of other (See Note 4).

The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company’s primary manufacturing facilities are located in North America. Revenue earned in North America is attributable to Heska, Diamond, and Center (through June 2000). Revenue earned from the sale of

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

heartworm diagnostic tests and equine influenza vaccine to Japan and Canada, respectively, are included in the North America geographic segment. Revenue earned in Europe is primarily attributable to Heska UK, a diagnostic laboratory business in the United Kingdom divested in January 2000, and Heska AG. There have been no significant exports from North America or Europe.

During each of the years presented, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands).

	North America	Europe	Other		Total
2000:
Revenue	$50,132	$2,543	$—		$52,675
Operating income (loss)	(19,654)	(896)	(790	)(a)	(21,340)
Total assets	68,130	2,512	(31,482)		39,160
Capital expenditures	1,082	125	—		1,207
Depreciation and amortization	3,956	110	—		4,066

(a)	Includes the write-down of certain fixed assets to their expected net realizable values, resulting in a loss of $355,000 and restructuring expenses of $435,000 (See Note 4).

	North America	Europe	Other		Total
2001:
Revenue	$46,518	$1,765	$—		$48,283
Operating income (loss)	(15,782)	(317)	(2,023	)(b)	(18,122)
Total assets	71,288	1,893	(35,424)		37,757
Capital expenditures	821	18	—		839
Depreciation and amortization	3,344	101	—		3,445

(b)	Includes restructuring expenses of $1.5 million and $495,000 of other (See Note 4).

	North America	Europe	Other		Total
2002:
Revenue	$48,975	$2,351	$—		$51,326
Operating income (loss)	(7,385)	57	(1,007	)(c)	(8,335)
Total assets	58,743	2,096	(25,254)		35,585
Capital expenditures	1,207	—	—		1,207
Depreciation and amortization	2,140	227	—		2,367

(c)	Includes restructuring expenses of $386,000 and $621,000 of other (See Note 4).

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2002 (amounts in thousands except per share data).

	Q1	Q2	Q3	Q4	Total
2001:
Total revenue	$10,927	$10,938	$11,755	$14,663	$48,283
Gross profit from product sales	4,100	3,710	4,115	5,806	17,731
Net loss	(4,572)	(4,664)	(3,894)	(5,561)	(18,691)
Net loss per share—basic and diluted	(0.12)	(0.12)	(0.10)	(0.14)	(0.48)
2002
Total revenue	$10,165	$12,224	$10,585	$18,352	$51,326
Gross profit from product sales	4,022	4,806	3,797	7,269	19,894
Net loss	(3,891)	(2,774)	(3,085)	1,081	(8,669)
Net loss per share—basic and diluted	(0.08)	(0.06)	(0.06)	0.02	(0.18)

15.    SUBSEQUENT EVENTS

On March 28, 2003, the Company signed an amended and restated credit agreement with Wells Fargo Business Credit. As a result, maturity dates of the two term loans were extended to May 31, 2006. The monthly payments will continue until May 31, 2006, with a balloon payment of approximately $896,000 due at that date. In addition, the amended and restated agreement extended the maturity date of the Company’s revolving line of credit to May 31, 2006 and established covenants for 2003. As a result of this agreement, the Company currently has an $11.0 million asset-based revolving line of credit. The Company’s ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. The Company is required to comply with various financial and non-financial covenants, and it has made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) which varies by month between $1.75 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.

In November 1998, Synbiotics Corporation filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by Synbiotics relating to heartworm diagnostic technology.

In March 2003, Synbiotics and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. As part of those agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from Synbiotics the patent relating to the heartworm diagnostic technology. The terms of these agreements include certain settlement payments and ongoing royalties related to the licensing agreements. We do not expect these agreements to materially impact our results of operations or financial position.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 30, 2002, our Audit Committee approved a change in our independent public accountants for the fiscal year ended December 31, 2002, from Arthur Andersen LLP to KPMG LLP.

The report of Arthur Andersen LLP for the fiscal years ended December 31, 2000 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through July 30, 2002, there were no disagreements between us and Arthur Andersen LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred within our fiscal years ended December 31, 2000 and 2001, or the period from December 31, 2001 through July 30, 2002.

We did not consult with KPMG LLP during the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through July 30, 2002, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in paragraphs (a)(2)(i) and (ii) of Item 304 of Regulation S-K.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders.

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this section with respect to our directors is incorporated by reference to the information in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers of the Registrant

Our executive officers and their ages as of March 28, 2003 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	51	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	34	Executive Vice President, Chief Financial Officer and Secretary
Dan T. Stinchcomb, Ph.D.	49	Executive Vice President, Research and Development
Carol Talkington Verser, Ph.D.	50	Executive Vice President, Intellectual Property and Business Development
Michael A. Bent	48	Vice President, Controller and Principal Accounting Officer
Albert Honsch, Jr.	53	Vice President, Sales

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

Jason A. Napolitano was appointed Executive Vice President, Chief Financial Officer and Secretary in May 2002. Prior to joining us formally, he was a financial consultant. From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers & acquisitions. He holds a B.S. degree from Yale University.

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

Michael A. Bent was appointed Vice President, Principal Accounting Officer and Controller in May 2002. From September 1999 until April 2002, he was Corporate Controller. From November 1993 until September 1999, Mr. Bent was Director, Accounting Operations at Coors Brewing Company. Mr. Bent holds a B.S. in accounting from the University of Wyoming. Mr. Bent is a CPA in Colorado and Wyoming.

Albert Honsch, Jr. was appointed Vice President, Sales in December 2002. From 2001 until November 2002, he was a senior consultant at Brakke Consulting, Inc. From 1997 until 2001, Mr. Honsch served as a Vice President, Sales and Marketing and then as Senior Vice President and Chief Operating Officer at National Logistics Services. From 1981 to 1997, Mr. Honsch held various positions in sales and marketing at Novartis Animal Health (formerly Ciba-Geigy Corporation), including the position of Vice President, Sales, U.S. from 1996 to 1997. Mr. Honsch holds an M.B.A. from Adelphi University and a B.A. in History from The Citadel.

Item 11.    Executive Compensation.

The information required by this section is incorporated by reference to the information in the sections entitled “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this section is incorporated by reference to the information in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference to the information in the sections entitled “Executive Compensation—Employment, Severance and Change of Control Agreements,” “Executive Compensation—Loan to Executive Officer” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 14.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are satisfactory in timely alerting them to material information relating to us (including consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Form 10-K.

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2000	$188	$320	—	$(77	)(a)	$431
December 31, 2001	$431	$373	—	$(303	)(a)	$501
December 31, 2002	$501	$53	—	$(325	)(a)	$229
Allowance for restructuring charges
Year ended:
December 31, 2000	$1,123	$435	—	$(1,382	)(b)	$176
December 31, 2001	$176	$1,528	—	$(176	)(b)	$1,528
December 31, 2002	$1,528	$716	—	$(1,901	)(b)	$343

(a)	Write-offs of uncollectible accounts.
(b)	Payments for personnel severance costs, contractual obligations and facility closing costs.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document

3(i)	(5)	Restated Certificate of Incorporation of the Registrant.

3(ii)	(7)	Bylaws of the Registrant.

10.1+	(1)	Screening and Development Agreement between Registrant and Ciba-Geigy Limited, dated April 12, 1996.

10.2	(1)	Right of First Refusal Agreement between Registrant and Ciba-Geigy Limited, dated April 12, 1996.

10.3+	(1)	Marketing Agreement between Registrant and Ciba-Geigy Limited, dated April 12, 1996.

Exhibit Number	Notes	Description of Document

10.4+	(1)	Marketing Agreement between Registrant and Ciba-Geigy Corporation, dated April 12, 1996.

10.5+	(2)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.

10.6+	(8)	Distribution Agreement between Registrant and Praemix Wirkstoff GmbH, dated June 16, 1998.

10.7+	(3)	Exclusive Distribution Agreement between Registrant and Novartis Agro K.K., dated August 18, 1998

10.8	(3)	Right of First Refusal Agreement between Registrant and Novartis Animal Health, Inc., dated August 18, 1998

10.9+	(8)	Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation, dated February 9, 1999.

10.10+	(8)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.

10.11+	(8)	Exclusive Distribution Agreement between Registrant and Novartis Animal Health Canada, Inc., dated February 14, 2001, as amended.

10.12+	(10)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and AGRI Laboratories, Ltd., dated September 30, 2002.

10.13	(5)	Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Center Laboratories, Inc. and Wells Fargo Business Credit, Inc., dated June 14, 2000.

10.14	(6)	First Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated March 27, 2001.

10.15	(1)	Lease Agreement between Registrant and Sharp Point Properties, LLC, dated March 8, 1994.

10.16	(1)	Lease Agreement between Registrant and GB Ventures, dated June 27, 1996.

10.17	(1)	Lease Agreement between Registrant and GB Ventures, dated July 11, 1996.

10.18	(8)	Lease Agreement between Registrant and GB Ventures, dated August 24, 1999.

10.19	(8)	Lease Agreement between Registrant and GB Ventures, dated October 6, 1999.

10.20*	(7)	1997 Incentive Stock Plan of Registrant, as amended and restated.

10.21*	(1)	Forms of Option Agreement.

10.22*	(1)	1997 Employee Stock Purchase Plan of Registrant, as amended.

10.23*	(1)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

10.24*	(4)	Amended and Restated Employment Agreement with Robert B. Grieve, dated February 23, 2000.

10.25*	(5)	Employment agreement between Registrant and Dan T. Stinchcomb, dated May 1, 2000.

10.26*	(5)	Employment agreement between Registrant and Carol Talkington Verser, dated May 1, 2000.

10.27*		Employment Agreement between Registrant and Michael A. Bent, dated May 1, 2000.

Exhibit Number	Notes	Description of Document

10.28*		Employment Agreement between Registrant and Jason A. Napolitano, dated May 6, 2002.

10.29*	(9)	Resignation Agreement and General Release between Registrant and Ronald L. Hendrick, dated May 29, 2002.

10.30*	(9)	Resignation Agreement and General Release between Registrant and James H. Fuller, dated June 12, 2002.

21.1		Subsidiaries of the Company.

23.1		Consent of KPMG LLP.

23.2		Notice concerning Arthur Andersen LLP.

24.1		Power of Attorney (See page 68 of this Form 10-K).

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of these agreements.
(1)	Filed with Registrant’s Registration Statement on Form S-1 (File No. 333-25767).
(2)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(3)	Filed with the Registrant’s Form 10-K for the year ended December 31, 1998.
(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 1999.
(5)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2001.
(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(10)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(b)	There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

HESKA CORPORATION

By:	/s/ ROBERT B. GRIEVE
Robert B. Grieve Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert B. Grieve, Jason A. Napolitano and Michael A. Bent, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE Robert B. Grieve	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003

/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2003

/s/ MICHAEL A. BENT Michael A. Bent	Vice President, Controller (Principal Accounting Officer)	March 28, 2003

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Director	March 28, 2003

/s/ A. BARR DOLAN A. Barr Dolan	Director	March 28, 2003

/s/ PETER EIO Peter Eio	Director	March 28, 2003

/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 28, 2003

/s/ LYLE A. HOHNKE Lyle A. Hohnke	Director	March 28, 2003

/s/ JOHN F. SASEN, SR. John F. Sasen, Sr.	Director	March 28, 2003

/s/ LYNNOR B. STEVENSON Lynnor B. Stevenson	Director	March 28, 2003

CERTIFICATION

I, Robert B. Grieve, Chief Executive Officer of Heska Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Heska Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBERT B. GRIEVE
Robert B. Grieve Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Jason A. Napolitano, Chief Financial Officer of Heska Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Heska Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JASON A. NAPOLITANO
Jason A. Napolitano Executive Vice President and Chief Financial Officer