Form 10-Q
period 2003-03-31
HESKA CORP
filed 2003-05-15
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number: 0-22427

HESKA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0192527 (I.R.S. Employer Identification Number)

1613 Prospect Parkway
Fort Collins, Colorado 80525
(Address of principal executive offices)

(970) 493-7272
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at
May 14, 2003 was 47,861,713

HESKA CORPORATION
FORM 10-Q
QUARTERLY REPORT

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of December 31, 2002 and March 31, 2003	2

	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2002 and 2003	3

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2002 and 2003	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	34

ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E.R.D.-SCREEN, E-SCREEN, FELINE ULTRANASAL, G2 DIGITAL, HESKA, IMMUCHECK, PERIOCEUTIC, SOLO STEP, TRI-HEART, VET/IV and VET/OX are trademarks of Heska Corporation. i-STAT is a trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,026	$5,116
Accounts receivable, net of allowance for doubtful accounts of $229 and $196, respectively	9,722	8,396
Inventories	8,191	8,095
Other current assets	761	539

Total current assets	24,700	22,146
Property and equipment, net	8,968	7,972
Goodwill and intangible assets, net	1,718	1,759
Other assets	199	212

Total assets	$35,585	$32,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,362	$4,589
Accrued liabilities	4,515	3,661
Deferred revenue	463	697
Line of credit	7,596	6,947
Current portion of capital lease obligations	43	21
Current portion of long-term debt	2,295	714

Total current liabilities	19,274	16,629
Capital lease obligations, net of current portion	9	3
Long-term debt, net of current portion	761	2,230
Deferred revenue and other non-current liabilities	6,331	6,468

Total liabilities	26,375	25,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 47,808,105 and 47,813,740 shares issued and outstanding, respectively	48	48
Additional paid-in capital	211,726	211,516
Deferred compensation	(471)	(236)
Accumulated other comprehensive loss	(261)	(261)
Accumulated deficit	(201,832)	(204,308)

Total stockholders’ equity	9,210	6,759

Total liabilities and stockholders’ equity	$35,585	$32,089

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2002	2003

Revenue:
Products, net of sales returns and allowances	$9,921	$12,974
Research, development and other	244	300

Total revenue	10,165	13,274
Cost of products sold	5,899	7,873

	4,266	5,401

Operating expenses:
Selling and marketing	3,177	3,776
Research and development	2,916	1,759
General and administrative	1,735	1,850
Restructuring and other operating expenses	236	515

Total operating expenses	8,064	7,900

Loss from operations	(3,798)	(2,499)
Other income (expense), net	(93)	23

Net loss	$(3,891)	$(2,476)

Basic and diluted net loss per share	$(0.08)	$(0.05)

Shares used to compute basic and diluted net loss per share	47,835	47,812

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2002	2003

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,891)	$(2,476)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	627	507
Amortization of intangible assets	27	37
Stock based compensation	41	23
(Gain) loss on sale of assets	—	(30)
Provision for bad debts	67	33
Provision for excess and obsolete inventory	(58)	(68)
Changes in operating assets and liabilities:
Accounts receivable	2,207	1,300
Inventories	(564)	163
Other current assets	343	216
Other long-term assets	129	12
Accounts payable	1,198	227
Accrued liabilities	(1,493)	(385)
Deferred revenue and other long-term liabilities	(7)	93
Other	(25)	(25)

Net cash used in operating activities	(1,399)	(373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	—	200
Proceeds from disposition of property and equipment	52	65
Purchases of property and equipment	(97)	(13)

Net cash (used in) provided by investing activities	(45)	252

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2	2
Proceeds from (repayments on) line of credit borrowings, net	288	(648)
Repayments of debt and capital lease obligations	(386)	(143)

Net cash used in financing activities	(96)	(789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,542)	(910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,710	6,026

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,168	$5,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$90	$107

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

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

Heska is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including horses, fish and other mammals. All Diamond products are sold by third parties under third party labels.

The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2003 have totaled $204.3 million. During the three months ended March 31, 2003, the Company incurred a loss of approximately $2.5 million and used cash of approximately $373,000 for operations and approximately $800,000 to service its outstanding debt.

The Company’s primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company’s products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual or sustained profitability in the future. In fact, the Company’s net quarterly income for the fourth quarter of 2002 was followed by a net loss for the first quarter of 2003, primarily due to seasonality associated with the Company’s products. The Company expects such variability in operating results to continue for the foreseeable future.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated balance sheets as of December 31, 2002 and March 31, 2003, the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2003 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, and operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s net losses, all potentially dilutive securities are anti-dilutive and as a result, basic and net loss per share is the same as diluted net loss per share for all periods presented. At March 31, 2002 and 2003, outstanding options to purchase 6,001,378 and 7,238,387 shares, respectively, of the Company’s common stock have been excluded from diluted net loss per share because they are anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”). At March 31, 2003, the Company had two stock based compensation plans. For the three months ended March 31, 2002, and 2003, the Company recorded compensation expense of approximately $41,000 and $23,000, respectively under the intrinsic value method.

	Three Months Ended March 31,

	2002	2003

	(in thousands, except per share amounts)
Net loss as reported	$(3,891)	$(2,476)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(255)	(284)
Compensation expense for stock purchase plan	—	—

Net loss, pro forma	$(4,146)	$(2,760)

Net loss per share:
Basic and diluted – as reported	$(0.08)	$(0.05)

Basic and diluted – pro forma	$(0.09)	$(0.06)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2002 and 2003, respectively: risk-free interest rates of 4.43% and 2.40%; dividend yield of zero percent in both periods; expected lives of 1.7 years and 3.7 years; and volatility of 98% and 105%, respectively. The total fair value of the options granted during the quarter ended March 31, 2003 was approximately $428,000.

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. The Company is currently analyzing the impact, if any, of adopting EITF 00-21.

3.

MAJOR CUSTOMERS

One customer accounted for approximately 11% of total revenues for the Company for the three months ended March 31, 2003. At March 31, 2003 this customer accounted for approximately 19% of total accounts receivable. This customer purchased vaccines from Diamond. There were no customers that accounted for 10% or more of total revenues for the three months ended March 31, 2002, and no customers accounted for 10% or more of total accounts receivable at March 31, 2002.

4.

RESTRUCTURING AND OTHER OPERATING EXPENSES

During the first quarter of 2003, the Company recorded a charge to other operating expense of $515,000 related to settled costs associated with the resolution of litigation. See Note 9.

The Company recorded a restructuring charge in the first quarter of 2002. The charge to operations of approximately $566,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees.

During 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company’s products to align with the new distribution model and the cost to close a leased facility in Europe. During the first quarter of 2002, the Company revised its cost estimates related to the restructuring charge recorded in 2001 as certain liabilities were favorably settled. This change in estimate was approximately $330,000 and was offset against the restructuring charge recorded in the first quarter of 2002 as described above.

Shown below is a reconciliation of restructuring costs for the three months ended March 31, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Three Months Ended March 31, 2003	Payments/Charges for the Three Months Ended March 31, 2003	Other	Balance at March 31, 2003

Severance pay and benefits	$73	$—	$(53)	$—	$20
Leased facility closure costs	120	—	(23)	—	97
Products and other	150	—	—	—	150

Total	$343	$—	$(76)	$—	$267

5.

CAPITAL STOCK

SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options, employee stock purchases, or similar equity instruments.  However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied.  The Company has elected to account for its stock-based compensation plans under APB 25.  For disclosure purposes, the Company has computed the fair values of all options granted during the first quarter of 2003, using the Black-Scholes pricing model and the following weighted average assumptions:

March 31,
2003

Risk-free interest rate	2.40%
Expected lives	3.7 years
Expected volatility	105%
Expected dividend yield	0%

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Three Months Ended March 31,

	2002		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	3,901,860	$2.5689	6,379,286	$1.8142
Granted at Market	3,447,225	$0.9571	1,127,396	$0.5393
Granted above Market	70,802	$0.8100	—	$—
Cancelled	(1,002,005)	$0.9571	(262,295)	$1.4932
Exercised	(38,596)	$0.3019	(6,000)	$0.7000

Outstanding at end of period	6,379,286	$1.8142	7,238,387	$1.6280

Exercisable at end of period	3,429,776	$2.4619	3,614,323	$2.3550

The following table summarizes information about stock options outstanding and exercisable at March 31, 2003.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at March 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2003	Weighted Average Exercise Price

$0.25 - $1.14	4,130,453	8.90	$0.7881	1,124,594	$0.8282
$1.19 - $1.21	1,097,760	6.53	$1.2057	700,855	$1.2033
$1.22 - $1.81	607,900	7.96	$1.2751	503,649	$1.2792
$2.00 - $3.25	589,107	6.44	$2.4136	529,809	$2.4498
$3.37 - $15.00	813,.167	5.91	$6.1592	755,416	$6.3473

$0.25 - $15.00	7,238,387	7.92	$1.6280	3,614,323	$2.3550

6.

SEGMENT REPORTING

The Company is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostics, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other species including horses, fish and other mammals. All Diamond products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs sponsored research and development projects for both companion animal and food animal purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Companion Animal Health	Diamond Animal Health	Other		Total

Three Months Ended March 31, 2002:
Revenue	$7,832	$2,921	$(588)		$10,165
Operating income (loss)	(3,796)	234	(236	)(a)	(3,798)
Total assets	48,368	22,017	(37,126)		33,259
Capital expenditures	97	—	—		97
Depreciation and amortization	316	311	—		627

______________

(a)

Includes net restructuring expense of $236,000.

Three Months Ended March 31, 2003:
Revenue	$10,122	$3,326	$(174)		$13,274
Operating income (loss)	(2,465)	481	(515	) (b)	(2,499)
Total assets	40,032	15,000	(22,943)		32,089
Capital expenditures	13	—	—		13
Depreciation and amortization	156	351	—		507

______________

(b)

Includes other operating expense of $515,000.

The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company’s primary manufacturing facilities are located in North America. Revenue earned in North America is attributable to Heska and Diamond. Revenue earned from the sale of SOLO STEP CH canine heartworm, diagonistic test and Flu AVERT I.N. Vaccine for equine influenza to Japan and Canada, respectively, are included in the North America geographic segment. Revenue earned in Europe is primarily attributable to Heska AG. There have been no significant exports from North America or Europe.

During each of the periods presented, European subsidiaries purchased products from North America for sale to European customers. Transfer prices to international subsidiaries are intended to allow the North American companies to produce profit margins commensurate with their sales and marketing efforts. Certain information by geographic area is shown in the following table (in thousands).

	North America	Europe	Other		Total

Three Months Ended March 31, 2002:
Revenue	$10,146	$607	$(588)		$10,165
Operating income (loss)	(3,594)	32	(236	) (a)	(3,798)
Total assets	68,450	1,935	(37,126)		33,259
Capital expenditures	96	1	—		97
Depreciation and amortization	582	45	—		627

______________

(a)

Includes net restructuring expense of $236,000.

Three Months Ended March 31, 2003:
Revenue	$12,806	$642	$(174)		$13,274
Operating income (loss)	(2,020)	36	(515	)(b)	(2,499)
Total assets	53,060	1,972	(22,943)		32,089
Capital expenditures	13	—	—		13
Depreciation and amortization	490	17	—		507

______________

(b)

Includes other operating expense of $515,000.

7.

CREDIT FACILITY

The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a real estate mortgage loan, a term loan, and an asset-based revolving line of credit. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets.

On March 28, 2003, the Company signed an amended and restated credit agreement with Wells Fargo Business Credit. As a result, maturity dates of the two term loans were extended to May 31, 2006. Monthly payments will continue until May 31, 2006, with a balloon payment of approximately $896,000 due at that date. In addition, the amended and restated agreement extended the maturity date of the Company’s revolving line of credit to May 31, 2006 and established covenants for 2003. As a result of this agreement, the Company currently has an $11.0 million asset-based revolving line of credit. The Company’s ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. The Company is required to comply with various financial and non-financial covenants, and it has made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) which varies by month between $1.75 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. As of March 31, 2003, the Company’s remaining available borrowing capacity under this agreement was approximately $850,000.

8.

COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities and unrealized gains and losses on derivative instruments. Total comprehensive income and the components of comprehensive income follow (in thousands):

	Three Months Ended March 31,

	2002	2003

Net loss per Consolidated Statements of Operations	$(3,891)	$(2,476)
Foreign currency translation adjustments	134	—
Changes in unrealized gains (losses) on forward contracts, net of realized gains (losses)	10	—

Comprehensive loss	$(3,747)	$(2,476)

Accumulated gains and losses from derivative contracts are as follows:

	Three Months Ended March 31,

	2002	2003

Accumulated derivative gains (losses), beginning of period	$(24)	$—
Unrealized losses on forward contracts	—	—
Realized losses on forward contracts reclassified to current earnings	10	—

Accumulated derivative gains (losses), End of Period	$(14)	$—

9.

COMMITMENTS AND CONTINGENCIES

In November 1998, Synbiotics Corporation filed a lawsuit against Heska Corporation in the United States District Court for the Southern District of California alleging that Heska infringed a patent owned by Synbiotics relating to heartworm diagnostic technology.

In March 2003, Synbiotics and Heska entered into settlement and license agreements which have resolved all outstanding claims in the lawsuit. Under these settlement agreements, the Company is required to make settlement payments of $515,000 over the next three years. The settlement was recorded as a charge to other operating expense in the quarter. Also as part of the agreements, each party has licensed certain intellectual property rights from the other party, including Heska licensing from Synbiotics the patent relating to the heartworm diagnostic technology. As part of the licensing arrangement, Heska will be required to make royalty payments to Synbiotics based on sales of products through December 2005. The royalties under the licensing agreement will be expensed as the products are sold.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross margins, results of operations including net income or loss, research and development expenses, selling and marketing expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the date of this filing, and we undertake no duty to update this information.

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

The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. In 2002, we implemented a new distribution model decided upon in late 2001 for our companion animal health products which relies on third party distributors for a greater portion of our sales. We believe this model will, over time, allow us to grow our business more effectively and, in the near term, lower our operating costs. During the first quarter of 2002, we reduced the total personnel in our field sales force as we transitioned into the new model. In July 2002, we licensed certain product rights to our equine Flu AVERT I.N. Vaccine to Intervet, Inc. Revenue through July for this product has been included in this segment. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including horses, fish and other mammals. All Diamond products are sold by third parties under third party labels. Diamond has developed its own line of bovine vaccines that are licensed by the USDA. Diamond has a long-term agreement with a food animal products distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive marketing and sale of certain of these vaccines worldwide which are sold primarily under the Titanium and MasterGuard labels. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the exclusive distribution of these vaccines worldwide. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement. Diamond manufactures the Flu AVERT I.N. Vaccine discussed above and revenue from sales of the product to Intervet, Inc. has been included in the Diamond segment beginning in August 2002.

Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform sponsored research and development projects in both our Companion Animal and Diamond Animal segments.

Significant developments in our business during the three months ended March 31, 2003 include the following:

•	We increased product revenue by 31% with increases in both business segments.
•	We reduced our quarterly loss as compared to 2002 by 36%.
•	We signed an amendment to our credit facility with Wells Fargo Business Credit extending the agreement to May 31, 2006 and establishing new covenants.
•	We finalized settlement and licensing agreements with Synbiotics Corporation ending our long-standing litigation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified the most critical accounting policies upon which the Company’s financial status depends. The critical accounting policies are determined by considering accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

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

Recording revenue from the sale of products involves the use of estimates. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to rebates, trade-in allowances and similar other programs. The estimate of these obligations is partially based on historical experience, but it also requires management to estimate the amount of product that particular customers will purchase in a given period of time.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; and (iii) a deterioration in the client’s financial condition, evidenced by factors including weakened financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

Restructuring Activities

The Company recorded restructuring charges during 2002 and 2001 related primarily to involuntary employee termination benefits and facilities abandonments. The Company’s accounting for involuntary employee termination benefits generally does not require significant judgments as the Company identifies the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. The Company continually evaluates these assumptions and adjusts the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

Income Taxes

The Company is required to estimate its income taxes in each jurisdiction in which it operates. This requires the Company to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items. These temporary differences result in deferred tax assets and liabilities on the Company’s Consolidated Financial Statements. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent recovery is not more likely than not, must establish a valuation allowance. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgments. At

December 31, 2002 and March 31, 2003, the entire amount of the Company’s net deferred tax asset was entirely offset by a valuation allowance, due primarily to the Company’s history of operating losses.

Results of Operations

Revenue

Total revenue, which includes product revenue as well as research, development and other revenue increased nearly 31% to $13.3 million in the first quarter of 2003 compared to $10.2 million for the first quarter of 2002. Product revenue for the first three months of 2003, increased by nearly 31% to $13.0 million compared to $9.9 million in the same period of 2002.

Product revenue from the Companion Animal Health Segment for the three months ended March 31, 2003 increased 29% to $9.8 million from $7.6 in the same period of 2002. This increase was driven by increased sales of our instrument consumables, our Vet ABC-Diff Hematology Analyzer, SOLO STEP CH for international distribution and our VET/OX G2 DIGITAL Monitor, offset by the loss of Flu AVERT I.N. Vaccine revenues after we licensed product rights (outside of Canada and South Africa) to Intervet Inc. in 2002.

Product revenue from the Diamond Animal Health Segment for the three months ended March 31, 2003 increased 37% to $3.2 million from $2.3 million in the same period of 2002. This increase was due to increased sales of our bovine vaccines under our contract with AgriLabs, small mammal vaccines to a new customer and our Flu AVERT I.N. Vaccine, offset by declines in sales of an older bovine vaccine line and aquatic vaccines.

Revenues from sponsored research and development and other for the three months ended March 31, 2003 increased 23% to $300,000 from $244,000 in the same period of 2002. The increase is due primarily to the recognition of revenue related to the licensing of the rights to our Flu AVERT I.N. vaccine to Intervet Inc. in July 2002.

Cost of Products Sold

Cost of products sold totaled nearly $7.9 million for the three months ended March 31, 2003 compared to $5.9 million for the same period of 2002. Gross profit as a percentage of product sales decreased slightly to 39.3% in the 2003 period versus 40.5% in the 2002 period. This decline was the result of significantly lower margins on Flu AVERT I.N. Vaccine and increased sales of SOLO STEP CH for international distribution, which is a relatively low margin product, offset by manufacturing efficiencies and utilization of plant at Diamond. We expect gross profit as a percentage of product sales to continue to generally improve as we increase the sales of our higher margin companion animal products.

Operating Expenses

Selling and marketing expenses increased 19% to $3.8 million in the first quarter of 2003 compared to $3.2 million in the first quarter of 2002. This increase was due primarily to higher commission expense as a result of the higher sales.

Research and development expenses decreased 40% to $1.8 million in the first quarter of 2003 from $2.9 million in the first quarter of 2002. These decreases are due primarily to lower personnel costs,

largely as a result of restructurings and lower costs for clinical trials.

General and administrative expenses increased 7% to $1.9 million in the first quarter of 2003 from $1.7 million in the first quarter of 2002. This increase was due primarily to higher legal expenses in the first three months of 2003 compared to the same period in 2002.

Restructuring and Other Operating Expenses

During the first quarter of 2003, we entered into settlement and licensing agreements with Synbiotics Corporation to resolve ongoing litigation. Under the settlement agreements, we will make certain payments totaling $515,000 over the next three years. The cost of these payments was recorded as a non-recurring other expense in the quarter. Royalties under the licensing agreement will be recorded as expenses as product is sold through December 2005.

In the first quarter of 2002, we recorded a net restructuring expense of $236,000 which included $566,000 of expense for involuntary employee termination benefits offset by the reversal of $330,000 related to the favorable settlement of restructuring liabilities recorded in 2001.

We expect total operating expenses to increase in 2003, partially as a result of higher than expected commissions on increased sales and full year salary costs for vacancies filled in 2002. We expect operating expenses to increase more slowly than revenue increases.

Net Loss

For the quarter ended March 31, 2003, our net loss decreased to $2.5 million from $3.9 million in the first quarter of the prior year. The net loss per common share in the first quarter of 2003 was $0.05, compared with a net loss per common share of $0.08 in the first quarter of the prior year.

In summary, we were pleased with our first quarter 2003 results. We believe they represent a continuation of the business momentum we built in 2002, with continued revenue growth and expense control.

Liquidity and Capital Resources

We have incurred negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At March 31, 2003 we had cash and cash equivalents of $5.1 million.

We currently have an $11.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.75 million through June 2003, $1.0 million from July through November 2003 and $1.5 million thereafter. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. This credit facility expires May 31, 2006.

At March 31, 2003, we had outstanding obligations for long-term debt and capital leases totaling approximately $3.0 million primarily related to two term loans with Wells Fargo Business Credit and a subordinated promissory note with a significant customer with the proceeds to be used for facilities enhancements. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at March 31, 2003 of $1.5 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $1.4 million due on May 31, 2003. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at March 31, 2003 of approximately $408,000 payable in monthly installments of $18,667 plus interest with a balloon payment of approximately $370,000 due on May 31, 2003. Both loans have a stated interest rate of prime plus 1.5%. On March 28, 2003, we signed an amended agreement with Wells Fargo Business Credit that extends the payment terms, with ongoing monthly payments and a final balloon payment of approximately $896,000 due on May 31, 2006. The subordinated promissory note for $1.0 million is secured by Diamond’s manufacturing facility and is payable $250,000 in 2003, $250,000 in 2004 and $500,000 in 2005. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at March 31, 2003 of $28,000 and $27,000, respectively, due in annual and monthly installments through June 2004 and May 2004, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond’s assets and both lenders have subordinated their first security interest to Wells Fargo. Our capital lease obligations totaled $24,000 at March 31, 2003.

Net cash used in operating activities was $373,000 for the three months ended March 31, 2003, compared to $1.4 million for the same period in 2002. The improvement was primarily due to the lower net loss.

Net cash flows from investing activities provided $252,000 during the three months ended March 31, 2003, compared to using $45,000 in the same period of 2002. This improvement is due primarily to licensing fees for product distribution rights received in the first quarter of 2003 and lower capital expenditures in 2003 compared to 2002 for the same period.

Net cash flows from financing activities used $789,000 during the first three months of 2003 compared to using $96,000 for the same period last year. The increase in cash used for financing activities for the first quarter of 2003 as compared to the first quarter of 2002 was due to a net repayment on our line of credit borrowings in 2003 compared to net borrowings in 2002, offset by lower repayments on other outstanding debt.

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

Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2003 and into 2004. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue, improved margins and limiting the increase in operating expenses to a modest level. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. As a result of signing the amended credit facility on March 28, 2003 with Wells Fargo Business Credit, we expect to have the necessary available capacity on our line of credit to satisfy the cash needs of our 2003 financial plan. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings. See “Factors that May Affect Results.”

A summary of our contractual obligations at March 31, 2003 is shown below (amounts in thousands).

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations
Long-Term Debt	$2,944	$714	$2,230	$—	$—
Capital Lease Obligations	24	21	3	—	—
Line of Credit	6,947	6,947	—	—	—
Operating Leases	1,612	676	805	131	—
Unconditional Purchase Obligations	3,584	756	2,828	—	—
Other Current and Long-Term Obligations	804	283	232	—	289

Total Contractual Cash Obligations	$15,915	$9,397	$6,098	$131	$289

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. We are currently analyzing the impact, if any, of adopting EITF 00-21.

On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) decided to require all companies to expense the value of employee stock options. The FASB has not communicated when this decision will go into effect. Under this decision companies will be required to measure the cost according to the fair value of the options. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the options fair value). Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes model require assumptions regarding dividend yield, risk free rate of interest, volatility and time to expiration for the options to be priced. Each can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical results, which may not be indicative of future performance. We have used a software program to determine inputs for volatility and expected lives of 105% and 3.7 years, respectively, to calculate values for options issued in the first quarter of 2003. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of options priced under different volatility and time to expiration assumptions as compared to a volatility of 105% and a time to expiration of 3.7 years with a risk free rate of interest of 2.40% and a dividend yield of 0% in all cases.

						Volatility
		10%	20%	30%	40%	50%	60%	70%	80%	90%	100%	110%

	1	7%	13%	19%	24%	30%	35%	40%	46%	51%	56%	61%
	2	12%	19%	27%	34%	42%	49%	56%	63%	70%	76%	82%
Time to	3	15%	24%	33%	43%	51%	60%	68%	75%	83%	89%	96%
	4	19%	29%	39%	49%	59%	68%	77%	85%	93%	99%	106%
Expiration	5	22%	33%	44%	55%	65%	75%	84%	93%	101%	107%	113%
	6	25%	37%	48%	60%	71%	81%	91%	99%	107%	113%	119%
(in years)	7	28%	40%	52%	65%	76%	87%	96%	105%	112%	118%	124%
	8	30%	43%	56%	69%	81%	92%	101%	109%	116%	122%	127%
	9	33%	46%	60%	73%	85%	96%	105%	113%	120%	126%	130%
	10	35%	49%	63%	76%	89%	99%	109%	117%	123%	128%	132%

Factors That May Affect Results

Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline and you could experience losses on your investment.

We anticipate future losses and may not be able to achieve sustained profitability.

We have incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2003, we had an accumulated deficit of $204.3 million. Not withstanding our first profitable fiscal quarter for the three months ended December 31, 2002, we may not be able to achieve profitability in subsequent periods. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-

party suppliers could substantially harm our business.

To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, including i-STAT Corporation, scil GmbH, Arkray, Inc. and Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.); for our point-of-care diagnostic tests, primarily Quidel Corporation and Diagnostic Chemicals, Ltd.; for certain of our vaccines, Boehringer Ingelheim Vetmedica, Inc.; for the manufacture of our allergy immunotherapy treatment products, ALK-Abello, Inc., as well as for other products. We currently rely on third party suppliers to manufacture those products we do not manufacture at Diamond. We often purchase products from our suppliers under agreements which are of limited duration. Risks to relying on suppliers include:

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

•

The discontinuation of a product line. An example of this recently occurred, where the supplier of our thyroid supplement product chose to discontinue the product. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•

Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•

Loss of exclusivity. Our agreements with various suppliers of our veterinary instruments often require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

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

•

Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•

High switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments in the field if we were to switch to a competitive instrument.

•

Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply which could cause us to lose sales to readily available competitive products.

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

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to poor quality goods or delays in order fulfillment, result in our being unable to effectively sell our products and substantially harm our business.

We are not generating positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

We have incurred negative cash flow from operations on an annual basis since inception in 1988. Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2003 and into 2004. Our financial plan for 2003 expects that we will reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue, improved margins and continued control over operating expenses. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. As a result of signing the amended line of credit on March 28, 2003 with Wells Fargo Business Credit, we expect to have the necessary available capacity on this line of credit to satisfy our 2003 financial plan. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings.

Additional capital may not be available on acceptable terms, if at all. The public markets may remain unreceptive to equity financings and we may not be able to obtain additional private equity financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

We must maintain various financial and other covenants under our revolving line of credit agreement.

Under our March 28, 2003 amended and restated revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) which varies between $1.75 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.

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

We currently derive a substantial portion of our revenue from sales by our subsidiary, Diamond. Revenue from one contract between Diamond and AgriLabs comprised approximately 17%, 16% and 17% of consolidated revenue in 2000, 2001 and 2002, respectively. AgriLabs comprised approximately 11% of our consolidated revenue for the three months ended March 31, 2003. In 2002, Diamond signed a contract extension with AgriLabs that extends through 2013. While AgriLabs is required to make minimum purchases each year to maintain certain exclusive sales and marketing rights, there can be no assurance that AgriLabs will be willing or able to make such purchases. If AgriLabs does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 15% of our revenues in 2002. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

Factors beyond our control may cause our operating results to fluctuate, and since many of our expenses are fixed, this fluctuation could cause our stock price to decline.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

•	results from our Diamond Animal Health segment;
•	the introduction of new products by us or by our competitors;
•	our distribution strategy and our ability to maintain or expand relationships with distributors;
•	market acceptance of our current or new products;
•	regulatory and other delays in product development;
•	competition and pricing pressures from competitive products;
•	manufacturing delays;
•	shipment problems;
•	product seasonality;
•	product recalls; and
•	changes in the mix of products sold.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.32 to a high of $1.51. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements of technological innovations or new products by us or by our competitors;
•	our quarterly operating results;
•	developments or disputes concerning patents or proprietary rights;
•	regulatory developments;
•	developments in our relationships with collaborative partners;
•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	litigation;
•	economic and other external factors; and
•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Our common stock is currently listed on the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our common stock was originally listed on the Nasdaq National Market. In September 2002 we transferred our listing to the Nasdaq SmallCap Market when we were unable to meet the $1.00 minimum bid price requirement and were placed on probationary status as we continued to be unable to do so. Our common stock has recently exceeded the minimum bid price requirement for 10 consecutive trading days and we have been notified that we are no longer on probationary status and are fully qualified on the Nasdaq SmallCap Market. There are additional quantitative and qualitative requirements that we must meet to maintain our listing in addition to the $1.00 minimum bid price. If in the future the bid price of our common stock closes below $1.00 for 30 consecutive trading days we will not be in compliance with the listing requirement and subject to potential delisting proceedings. We cannot assure you that we will be able to maintain our listing on the Nasdaq market. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

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

We have introduced some of our products only recently and many of our products are still under development. Among our recently introduced products are E.R.D.-SCREEN Urine Test for detecting albumin in canine urine and VET/OX G2 DIGITAL Monitor. We currently have under development or in clinical trials a number of products. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to develop new products and bring them to market, our ability to generate additional revenue will decrease.

In addition, our products may not achieve satisfactory market acceptance and we may not successfully commercialize them on a timely basis, or at all. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as Bayer AG, IDEXX, Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation and Wyeth, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than we do. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

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

Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. In addition, we have entered into agreements with Novartis to market or co-market certain of the products that we are currently developing. Also, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline.

We depend on partners in our research and development activities. If our current partnerships and collaborations are not successful, we may not be able to develop our technologies or products.

For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed several point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We license DNA delivery and manufacturing technology from Valentis Inc. and collaborate on chemistry analyzers with Arkray, Inc. We also have worked with i-STAT Corporation to develop portable clinical analyzers for dogs and Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test. One or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

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

I tem 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. We sell products to a Japanese distributor and the yen-based consideration we receive is held for the purchase of yen-based inventory purchases during the year.

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2003, approximately $9.8 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.62%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. Based on our outstanding balances as of March 31, 2003, a one percentage point increase in market interest rates would cause an annual increase in our interest expense of approximately $98,000. We also had approximately $5.1 million of cash and cash equivalents at March 31, 2003, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point increase in market interest rates would cause an annual increase in our interest income of approximately $51,000.

Foreign Currency Risk

We have foreign currency risk in three areas: (1) our investment in our European subsidiaries; (2) the results of operations from our European subsidiaries; and (3) inventory purchases and product sales which are not denominated in U.S. dollars.

We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our consolidated sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the twelve months ended December 31, 2003, we would experience a decrease in our foreign currency translation adjustment of approximately $113,000 based on the investment in foreign subsidiaries as of March 31, 2003. We would experience no significant impact on our results of operations as a result of a 1% increase/decrease in foreign currency exchange rates due to the size of this operation.

We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $15,000 and $22,000 based upon our purchases and sales, respectively, in these foreign currencies over the past 12 months.

Item 4.

CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are satisfactory in timely alerting them to material information relating to the Company (including consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)   Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

	Number	Notes	Description
	10.1	H	Fourth Amendment to Second Amended and Restated Credit and Security Agreement between Heska Corporation, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc. dated March 28, 2003.

	10.2	H	License Agreement between Heska Corporation and Synbiotics Corporation dated March 28, 2003.

	99.1		Certification Under Section 906 of Sarbanes-Oxley Act.

Notes
H	Confidential treatment has been requested with respect to certain portions of this agreement.

(b)

Reports on Form 8-K

None.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION
Date: May 15, 2003	By:	/s/ ROBERT B. GRIEVE

ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

May 15, 2003	By:	/s/ JASON A. NAPOLITANO

JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

CERTIFICATION

I, Robert B. Grieve, Chief Executive Officer of Heska Corporation, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Heska Corporation;

2.

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ROBERT B. GRIEVE

ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Jason A. Napolitano, Chief Financial Officer of Heska Corporation, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Heska Corporation;

2.

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date,

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JASON A. NAPOLITANO

JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer