Form 10-Q
period 2003-06-30
HESKA CORP
filed 2003-08-14
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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
   Yes  [ X ] No  [     ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 13, 2003 was 48,341,924.

HESKA CORPORATION

FORM 10-Q

QUARTERLY REPORT

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2002	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,026	$4,814
Accounts receivable, net of allowance for doubtful accounts of
$229 and $183, respectively	9,722	8,088
Inventories	8,191	8,844
Other current assets	761	522

Total current assets	24,700	22,268
Property and equipment, net	8,968	7,799
Goodwill and intangible assets, net	1,718	1,806
Other assets	199	214

Total assets	$35,585	$32,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,362	$5,159
Accrued liabilities	4,515	3,602
Deferred revenue	463	707
Line of credit	7,596	7,602
Current portion of long-term debt	2,338	796

Total current liabilities	19,274	17,866
Long-term debt, net of current portion	770	2,190
Deferred revenue and other non-current liabilities	6,331	6,067

Total liabilities	26,375	26,123

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued
or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 47,808,105 and
48,339,724 shares issued and outstanding, respectively	48	48
Additional paid-in capital	211,726	211,870
Deferred compensation	(471)	(212)
Accumulated other comprehensive loss	(261)	(234)
Accumulated deficit	(201,832)	(205,508)

Total stockholders’equity	9,210	5,964

Total liabilities and stockholders’ equity	$35,585	$32,087

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenue:
Products, net of sales returns and allowances	$11,963	$14,397	$21,884	$27,371
Research, development and other	261	356	505	656

Total revenue	12,224	14,753	22,389	28,027
Cost of products sold	7,157	8,533	13,056	16,406

	5,067	6,220	9,333	11,621

Operating expenses:
Selling and marketing	3,155	3,837	6,332	7,613
Research and development	2,209	1,792	5,125	3,551
General and administrative	1,813	1,749	3,548	3,599
Restructuring and other operating expenses	621	--	857	515

Total operating expenses	7,798	7,378	15,862	15,278

Loss from operations	(2,731)	(1,158)	(6,529)	(3,657)
Other income (expense), net	(43)	(42)	(136)	(19)

Net loss	$(2,774)	$(1,200)	$(6,665)	$(3,676)

Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.14)	$(0.08)

Shares used to compute basic and diluted net loss per share	47,804	47,899	47,820	47,856

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2003

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(6,665)	$(3,676)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,243	947
Amortization of intangible assets	35	34
Stock based compensation	104	47
Loss on sales of assets	--	7
Provision for (utilization of) bad debt allowance	(267)	(38)
Provision for (utilization of) excess and obsolete inventory allowance	155	(350)
Changes in operating assets and liabilities:
Accounts receivable	3,079	1,632
Inventories	(766)	(303)
Other current assets	417	278
Other long-term assets	190	(132)
Accounts payable	846	796
Accrued liabilities	(1,434)	(444)
Deferred revenue and other long-term liabilities	910	(207)

Net cash used in operating activities	(2,153)	(1,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	--	200
Proceeds from disposition of property and equipment	--	35
Purchase of property and equipment	(242)	(286)

Net cash used in investing activities	(242)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	31	357
Proceeds from line of credit borrowings, net	--	6
Proceeds from other borrowings	1,000	200
Repayments of debt and capital lease obligations	(822)	(526)

Net cash provided by financing activities	209	37

EFFECT OF EXCHANGE RATE CHANGES ON CASH	222	24

DECREASE IN CASH AND CASH EQUIVALENTS	(1,964)	(1,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,710	6,026

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,746	$4,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$190	$221

See accompanying notes to consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

           Heska is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment (“Diamond”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for small mammals, horses and fish. All Diamond products are sold by third parties under third party labels.

           The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 2003 have totaled $205.5 million. During the six months ended June 30, 2003, the Company incurred a loss of approximately $3.7 million and used cash of approximately $1.2 million for operations and approximately $526,000 to service its outstanding debt.

           The Company’s primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company’s products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual or sustained profitability in the future. In fact, the Company’s quarterly net income for the fourth quarter of 2002 was followed by a net loss for the first and second quarters of 2003, primarily due to seasonality of sales associated with the Company’s products. The Company expects such variability in operating results to continue for the foreseeable future.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three months and six months ended June 30, 2002 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2003 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, and operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Basic and Diluted Net Loss Per Share

           Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options) determined using the treasury stock method. Due to the Company’s net losses for the periods presented, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share. At June 30, 2002 and 2003, outstanding options to purchase 6,553,530 and 7,971,248 shares, respectively, of the Company’s common stock have been excluded from diluted net loss per share because they are anti-dilutive.

Stock Based Compensation

           The Company accounts for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”). At June 30, 2003, the Company had two stock based compensation plans. For the three months ended June 30, 2002 and 2003, the Company recorded compensation expense of approximately $63,000 and $24,000, respectively, under the intrinsic value method. For the six months ended June 30, 2002 and 2003, the Company recorded compensation expense of approximately $104,000 and $47,000, respectively, under the intrinsic value method.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(2,774)	$(1,200)	$(6,665)	$(3,676)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(484)	(350)	(739)	(634)
Compensation expense for stock purchase plan	(13)	(62)	(13)	(62)

Net loss, pro forma	$(3,271)	$(1,612)	$(7,417)	$(4,372)

Net loss per share:
Basic and diluted - as reported	$(0.06)	$(0.03)	$(0.14)	$(0.08)

Basic and diluted - pro forma	$(0.07)	$(0.03)	$(0.16)	$(0.09)

           The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and six months ended June 30, 2002 and 2003. The total fair value of the options granted during the three months and six months ended June 30, 2003 was approximately $350,000 and $634,000, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Risk-free interest rate	3.58%	2.51%	4.18%	2.41%
Expected lives	3.5 years	3.9 years	3.9 years	3.8 years
Expected volatility	101%	105%	98%	105%
Expected dividend yield	0%	0%	0%	0%

           A summary of the Company’s stock option plan is as follows:

	Year Ended December 31,		Six Months Ended June 30,

	2002		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	3,901,160	$2.5689	6,378,586	$1.8142
Granted at Market	3,447,225	$0.9571	2,381,009	$0.8280
Granted above Market	70,802	$0.8100	426	$1.2800
Cancelled	(1,002,005)	$0.9571	(542,067)	$2.4235
Exercised	(38,596)	$0.3019	(246,706)	$1.1021

Outstanding at end of period	6,378,586	$1.8142	7,971,248	$1.4998

Exercisable at end of period	3,429,776	$2.4619	3,789,763	$2.0950

           The following table summarizes information about stock options outstanding and exercisable at June 30, 2003.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2003	Weighted Average Exercise Price

$0.25 - $0.69	1,078,522	8.33	$0.4273	595,379	$0.4710
$0.70 - $0.95	2,208,833	9.45	$0.8100	373,175	$0.7623
$0.96 - $1.14	1,671,570	8.42	$1.0764	646,081	$1.0851
$1.15 - $1.30	1,503,540	6.68	$1.2256	1,039,532	$1.2286
$1.31 - $15.00	1,508,783	6.63	$4.0186	1,135,596	$4.7508

$0.25 - $15.00	7,971,248	8.03	$1.4998	3,789,763	$2.0946

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

3.      RESTRUCTURING AND OTHER OPERATING EXPENSES

           Restructuring and other operating expenses primarily consist of restructuring activities throughout the Company and other charges such as personnel severance costs and settlement costs associated with the resolution of litigation.

           During the first quarter of 2003, the Company recorded a charge to other operating expense of approximately $515,000 related to settlement costs associated with the resolution of litigation. During the second quarter of 2002, the Company recorded a charge to other operating expenses of approximately $621,000 related to personnel severance costs.

           The Company recorded a restructuring charge in the first quarter of 2002. The charge to operations of approximately $566,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees. During the first quarter of 2002, the Company revised its cost estimates related to the restructuring charge recorded in 2001, which is discussed below, as certain liabilities were favorably settled. This change in estimate was approximately $330,000 and was offset against the restructuring charge recorded in the first quarter of 2002 as described above.

           During 2001, the Company recorded a $1.5 million restructuring charge related to a strategic change in its distribution model and the consolidation of its European operations into one facility. This expense related to personnel severance costs, costs to adjust the Company’s products to align with the new distribution model and the cost to close a leased facility in Europe.

           Shown below is a reconciliation of restructuring activity for the six months ended June 30, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Six Months Ended June 30, 2003	Payments for the Six Months Ended June 30, 2003	Balance at June 30, 2003

Severance pay and benefits	$73	$--	$(73)	$--
Leased facilty closure costs	120	--	(46)	74
Products and other	150	--	--	150

Total	$343	$--	$(119)	$224

           Shown below is a reconciliation of restructuring costs for the year ended December 31, 2002 (in thousands):

	Balance at December 31, 2001	Additions for the Fiscal Year Ended December 31, 2002	Payments/Charges through December 31, 2002	Other	Balance at December 31, 2002

Severance pay and benefits	$378	$466	$(765)	$(6)	$73
Leased facility closure costs	50	--	(80)	--	120
Products and other	1,100	100	(726)	(324)	150

Total	$1,528	$716	$(1,571)	$(330)	$343

4.      SEGMENT REPORTING

           The Company is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostics, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for small mammals, horses and fish. All Diamond products are sold by third parties under third party labels.

           Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs sponsored research and development projects for both companion animal and food animal purposes.

           Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Companion Animal Health	Diamond Animal Health	Intercompany/ Other	Total

Three Months Ended June 30, 2002:
Revenue	$9,300	$3,149	$(225)	$12,224
Operating income (loss)	(3,315)	584	--	(2,731)
Total assets	46,270	24,347	(38,637)	31,980
Capital expenditures	--	170	(25)	145
Depreciation and amortization	319	297	--	616
Three Months Ended June 30, 2003:
Revenue	$11,498	$3,435	$(180)	$14,753
Operating income (loss)	(1,752)	594	--	(1,158)
Total assets	37,793	15,805	(21,511)	32,087
Capital expenditures	4	269	--	273
Depreciation and amortization	129	311	--	440

	Companion Animal Health	Diamond Animal Health	Intercompany/ Other		Total

Six Months Ended June 30, 2002:
Revenue	$17,132	$6,070	$(813)		$22,389
Operating income (loss)	(7,111)	818	(236	) (a)	(6,529)
Total assets	46,270	24,347	(38,637)		31,980
Capital expenditures	97	170	(25)		242
Depreciation and amortization	635	608	--		1,243
__________ (a) Includes net restructuring expense of $236,000.
Six Months Ended June 30, 2003:
Revenue	$21,620	$6,761	$(354)		$28,027
Operating income (loss)	(4,217)	1,075	(515	) (b)	(3,657)
Total assets	37,793	15,805	(21,511)		32,087
Capital expenditures	17	269	--		286
Depreciation and amortization	285	662	--		947
__________ (b) Includes other operating expense of $515,000.

5.      CREDIT FACILITY

           The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a real estate mortgage loan, a term loan, and an asset-based revolving line of credit. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets.

           On March 28, 2003, the Company signed an amended and restated credit agreement with Wells Fargo Business Credit. As a result, maturity dates of the two term loans were extended to May 31, 2006. Monthly payments will continue until May 31, 2006, with a balloon payment of approximately $896,000 due at that date. In addition, the amended and restated agreement extended the maturity date of the Company’s revolving line of credit to May 31, 2006 and established covenants for 2003. As a result of this agreement, the Company currently has an $11.0 million asset-based revolving line of credit. The Company’s ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. The Company is required to comply with various financial and non-financial covenants, and it has made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) which varies by month between $1.75 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. As of June 30, 2003, the Company’s remaining available borrowing capacity under this agreement was approximately $56,000.

6.     COMPREHENSIVE INCOME

           Comprehensive income includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities and unrealized gains and losses on derivative instruments. Total comprehensive loss for the three months ended June 30, 2002 and 2003 was $2,665,000 and $1,173,000, respectively. Total comprehensive loss for the six months ended June 30, 2002 and 2003 was $6,412,000 and $3,649,000, respectively.

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

           The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. In 2002, we implemented a new distribution model decided upon in late 2001 for our companion animal health products which relies on third party distributors for a greater portion of our sales. We believe this model will, over time, allow us to grow our business more effectively and, in the near term, lower our operating costs. During the first quarter of 2002, we reduced the total personnel in our field sales force as we transitioned into the new model. In July 2002, we licensed certain product rights to our equine influenza vaccine to Intervet, Inc. Revenue through July 2002 for this product has been included in the Companion Animal Health segment. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

           The Diamond Animal Health segment, or Diamond, includes private label vaccine and pharmaceutical production, primarily for cattle but also for small mammals, horses and fish. All Diamond products are sold by third parties under third party labels. Diamond has developed its own line of bovine vaccines that are licensed by the USDA. Diamond has a long-term agreement with a livestock products distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive marketing and sale of certain of these vaccines worldwide which are sold primarily under the Titanium and MasterGuard labels. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the exclusive distribution of these vaccines worldwide. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement. Diamond manufactures the equine influenza vaccine discussed above and revenue from sales of the product has been included in the Diamond segment beginning in August 2002.

           Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform sponsored research and development projects in both our Companion Animal and Diamond segments.

           Significant developments in our business during the three months ended June 30, 2003 include the following:

•	We increased product revenue and total revenue by 20% and 21%, respectively, with increases in both business segments as compared to the corresponding quarter in 2002.

•	We reduced our quarterly loss as compared to 2002 by 57%.

      Critical Accounting Policies and Estimates

           Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified the most critical accounting policies upon which our financial status depends. The critical accounting policies are determined by considering accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

Revenue Recognition

           We generate our revenue through the sale of products, licensing of technology, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services rendered;

•	price is fixed or determinable; and

•	collectibility is reasonably assured.

           Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received with an appropriate provision for returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within Diamond provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the cost of any rebates, trade-in allowances or similar programs, which are used as promotional programs.

           Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to rebates, trade-in allowances and similar other programs. The estimate of these obligations is partially based on historical experience, but it also requires management to estimate the amount of product that particular customers will purchase in a given period of time.

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

Allowance for Doubtful Accounts

           We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; and (iii) a deterioration in the client’s financial condition, evidenced by factors including weakened financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base including an assessment of the allowance for currently unknown uncollectible accounts which will ultimately prove uncollective based on the Company's collection experience. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

Restructuring Activities

           We recorded restructuring charges during 2002 and 2001 related primarily to involuntary employee termination benefits and facilities abandonments. Our accounting for involuntary employee termination benefits generally does not require significant judgments as we identify the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions and adjust the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

Income Taxes

           We are required to estimate our provision for income taxes in each jurisdiction in which we operate. This requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items. These temporary differences result in deferred tax assets and liabilities on our Consolidated Financial Statements. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent recovery is not more likely than not, must establish a valuation allowance. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgments. At December 31, 2002 and June 30, 2003, the entire amount of our net deferred tax asset was entirely offset by a valuation allowance, due primarily to our history of operating losses.

Results of Operations

Revenue

           Total revenue, which includes product revenue as well as research, development and other revenue increased 21% to $14.8 million in the second quarter of 2003 compared to $12.2 million for the second quarter of 2002. Total revenue for the first six months of 2003, increased by nearly 25% to $28.0 million compared to $22.4 million in the same period of 2002.

           Product revenue for the second quarter of 2003 increased 20% to $14.4 million compared to $12.0 million in the second quarter of 2002. For the six months ended June 30, 2003, product revenue increased 25% to $27.4 million versus $21.9 million for the same period in the prior year.

           Revenue from sponsored research and development and other for the three months ended June 30, 2003 increased 36% to $356,000 from $261,000 in 2002. Revenues from sponsored research and development and other for the six months ended June 30, 2003 increased 30% to $656,000 from $505,000 in the same period of 2002. These increases are due primarily to the recognition of revenue related to the licensing of certain product rights to our equine influenza vaccine to Intervet, Inc. in July 2002.

           For the three months ended June 30, 2003, product revenue from the Companion Animal Health Segment increased 22% to $11.2 million compared to $9.2 million for the same period in 2002. This increase was driven by increased sales of our instrument consumables, primarily a result of new instrument placements and not greater usage per instrument; our canine heartworm diagnostic test domestically; our hematology instrument; and our blood chemistry instrument. These increases were somewhat offset by the loss of equine influenza vaccine revenue due to the license of certain product rights to Intervet, Inc. in July 2002, and a decrease in sales of our canine renal diagnostic test. The latter decline was anticipated as the bulk of the initial distributor stocking orders for this product occurred in the three months ended June 30, 2002.

           Product revenue from the Companion Animal Health Segment for the six months ended June 30, 2003 increased 25% to $21.0 million from $16.8 million in the same period of 2002. This increase was driven by increased sales of our instrument consumables, primarily a result of new instrument placements and not greater usage per instrument; our hematology analyzer; our canine heartworm diagnostic test domestically; and our new digital “at-the-source” monitor. These increases were somewhat offset by the loss of equine influenza vaccine revenue due to the license of certain product rights to Intervet, Inc. in July 2002.

           Product revenue from the Diamond Animal Health Segment for the three months ended June 30, 2003 increased 16% to $3.2 million from $2.8 million for the same period in 2002. This increase was driven by sales of small mammal vaccines to a new customer and increased sales of our bovine vaccines under our contract with AgriLabs, somewhat offset by declines in sales of bovine biologicals for domestic use and of bovine vaccines for the treatment of respiratory disease in Canada.

           Product revenue from the Diamond Animal Health Segment for the six months ended June 30, 2003 increased 25% to $6.4 million from $5.1 million in the same period of 2002. This increase was driven by increased sales of our bovine vaccines under our contract with AgriLabs and sales of small mammal vaccines to a new customer, somewhat offset by declines in sales of bovine biologicals for domestic use and of bovine vaccines for the treatment of respiratory disease in Canada.

Cost of Products Sold

           Cost of products sold totaled $8.5 million for the three months ended June 30, 2003 compared to $7.2 million for the same period in 2002. Gross margin on product sales, i.e. gross profit on product sales as a percentage of product sales, increased to 40.7% in 2003 compared to 40.2% in 2002 due largely to a greater proportion of instrument consumable revenue. Cost of products sold totaled $16.4 million for the six months ended June 30, 2003 compared to $13.1 million for the same period of 2002. Gross margin on product sales decreased slightly to 40.1% in the 2003 period versus 40.3% in the 2002 period due largely to significantly lower gross profit on product sales from our equine influenza vaccine. We expect gross margin on product sales to continue to improve as we increase the sales of our higher margin companion animal products.

Operating Expenses

           Selling and marketing expenses increased 22% to $3.8 million in the second quarter of 2003 compared to $3.2 million in the second quarter of 2002. Selling and marketing expenses increased 20% to $7.6 million for the six months ended June 30, 2003 compared to $6.3 million for the same period in 2002. These increases were due primarily to higher commission expense as a result of the higher sales.

           Research and development expenses decreased 19% to $1.8 million in the second quarter of 2003 from $2.2 million in the second quarter of 2002. Research and development expenses for the six months ended June 30, 2003 decreased 31% to $3.6 million compared to $5.1 million in the same period of 2002. These decreases are due primarily to lower personnel costs, largely as a result of restructurings and lower costs for clinical trials.

           General and administrative expenses decreased slightly to $1.7 million in the second quarter of 2003 from $1.8 million in the second quarter of 2002. General and administrative expense for the six months ended June 30, 2003 increased slightly to $3.6 million compared to $3.5 million for the same period in 2002. The year-to-date increase was due primarily to higher legal expenses in the first three months of 2003 compared to the same period in 2002.

Restructuring and Other Operating Expenses

           During the first quarter of 2003, we entered into settlement and licensing agreements with Synbiotics Corporation to resolve ongoing litigation. Under the settlement agreements, we will make certain payments totaling $515,000 over the next three years. The cost of these payments was recorded as other operating expense in the quarter. We will also be required to make royalty payments to Synbiotics through December 2005 based on actual future product sales. The royalty payments will be recorded as cost of sales as product is sold.

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

Net Loss

           For the quarter ended June 30, 2003, our net loss decreased 57% to $1.2 million from $2.8 million in the second quarter of the prior year. The net loss per common share in the second quarter of 2003 was $0.03, compared with a net loss per common share of $0.06 in the second quarter of the prior year.

           For the six month period ended June 30, 2003, our net loss decreased 45% to $3.7 million compared to a net loss of nearly $6.7 million for the same period in 2002. Year-to-date, our net loss per share was $0.08 compared to $0.14 for the comparable period in 2002.

      Liquidity and Capital Resources

           We have incurred annual negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At June 30, 2003 we had cash and cash equivalents of $4.8 million.

           We currently have an $11.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.75 million through June 2003, $1.0 million from July through November 2003 and $1.5 million thereafter. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. This credit facility expires May 31, 2006. At June 30, 2003, our remaining available borrowing capacity under this agreement was approximately $56,000.

           At June 30, 2003, we had outstanding obligations for long-term debt and capital leases totaling approximately $3.0 million primarily related to two term loans with Wells Fargo Business Credit and a subordinated promissory note with a significant customer. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at June 30, 2003 of $1.4 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $618,000 due on May 31, 2006. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at June 30, 2003 of approximately $352,000 payable in monthly installments of $18,667 plus interest and will be paid in full in January 2005. Both loans have a stated interest rate of prime plus 1.5%. The remaining $750,000 of the promissory note is secured by Diamond’s manufacturing facility and is payable $250,000 in 2004 and $500,000 in 2005. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at June 30, 2003 of $14,000 and $221,000, respectively, due in annual and monthly installments through June 2004 and July 2006, respectively. These promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. With the exception of one promissory note secured by specific machinery and equipment, the notes are secured by first security interests in essentially all of Diamond’s assets and both lenders have subordinated their first security interest to Wells Fargo.

           Net cash used in operating activities was $1.2 million for the six months ended June 30, 2003, compared to $2.2 million for the same period in 2002. The improvement was primarily due to the lower net loss somewhat offset by a decrease in cash provided by accounts receivable primarily due to increased sales for the second quarter of 2003.

           Net cash flows from investing activities used $51,000 during the six months ended June 30, 2003, compared to using $242,000 in the same period of 2002. The primary use of cash for investing activities in both years was capital expenditures.

           Net cash flows from financing activities provided $37,000 during the first six months of 2003 compared to providing $209,000 for the same period last year.

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

           Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, are expected to be sufficient to fund our operations through 2003 and into 2004. Under our financial plan for 2003 we expect to reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue, improved margins and limiting the increase in operating expenses to a modest level. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. We expect to have the necessary available capacity on our line of credit to satisfy the cash needs of our 2003 financial plan and into 2004. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings. See “Factors that May Affect Results.”

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

           On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) decided to require all companies to expense the value of employee stock options. The FASB has not communicated when this decision will go into effect. Under this decision companies will be required to measure the cost according to the fair value of the options. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the options fair value). Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and time to expiration for the options to be priced. Each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical results, which may not be indicative of future performance. We have used a software program to determine inputs for volatility and expected lives of 105% and 3.9 years, respectively, to calculate values for options issued in the second quarter of 2003. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of “at-the-money” options priced under different volatility and time to expiration assumptions as compared to an “at-the-money” option price assuming volatility of 105%, time to expiration of 3.9 years, risk free interest rate of 2.51% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $1.28 and we value 100,000 options to buy a share at that price (i.e. “at-the-money” options) using a volatility of 105%, a time to expiration of 3.9 years, a risk free interest rate of 2.51% and a dividend yield of 0.0%, we obtain a fair value of approximately $91,500; if we value the options under the same assumptions except we assume a volatility of 50% rather than 105% and a time to expiration of 5 years instead of 3.9 years, we obtain a value of approximately $58,900, or approximately 64% of the fair value calculated under our original assumptions, as can be seen in the table below.

						Volatility
		10%	20%	30%	40%	50%	60%	70%	80%	90%	100%	110%

	1	7%	13%	18%	24%	29%	34%	39%	45%	50%	55%	59%
	2	12%	19%	26%	34%	41%	48%	55%	62%	68%	74%	80%
Time to	3	15%	24%	33%	42%	50%	58%	66%	74%	81%	88%	94%
Expiration	4	19%	28%	38%	48%	58%	67%	75%	91%	91%	97%	103%
(in years)	5	22%	32%	43%	54%	64%	74%	83%	91%	98%	105%	111%
	6	25%	36%	48%	59%	70%	80%	89%	97%	105%	111%	116%
	7	28%	39%	52%	64%	75%	85%	94%	103%	110%	116%	121%
	8	30%	43%	56%	68%	79%	90%	99%	107%	114%	120%	124%
	9	33%	46%	59%	72%	83%	94%	103%	111%	117%	123%	127%
	10	36%	49%	62%	75%	87%	97%	107%	114%	121%	126%	129%

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

           We have incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2003, we had an accumulated deficit of $205.5 million. Notwithstanding our first profitable fiscal quarter for the three months ended December 31, 2002, we may not be able to achieve profitability in subsequent periods. In fact, our fourth quarter 2002 profitability has been followed by net losses for the first two quarters of 2003, primarily due to seasonality associated with our products. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

     We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party suppliers could substantially harm our business.

           To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

           We currently rely on third party suppliers to manufacture those products we do not manufacture at Diamond.We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, including i-STAT Corporation, scil GmbH, Arkray, Inc. and Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.); for our point-of-care diagnostic tests, primarily Quidel Corporation and Diagnostic Chemicals, Ltd.; for certain of our vaccines, Boehringer Ingelheim Vetmedica, Inc.; for the manufacture of our allergy immunotherapy treatment products, ALK-Abello, Inc.; as well as others for other products. We often purchase products from our suppliers under agreements which are of limited duration. Risks to relying on suppliers include:

•	The potential loss of product rights upon expiration of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, further hurting our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or our supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	The discontinuation of a product line. Whenever this occurs, unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•	Loss of exclusivity. Our agreements with various suppliers of our veterinary instruments often require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	High switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments in the field if we were to switch to a competitive instrument.

•	Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply which could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

•	Limited intellectual property rights. We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements to the manufacturing processes or new manufacturing processes for our products.

           Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to poor quality goods or delays in order fulfillment, resulting in our being unable to effectively sell our products and substantially harm our business.

      We are not generating positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

           We have incurred negative cash flow from operations on an annual basis since inception in 1988. Our financial plan for 2003 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, are expected to be sufficient to fund our operations through 2003 and into 2004. Under our financial plan for 2003 we expect to reduce, but not eliminate, our negative cash flow from operations, primarily through increased revenue, improved margins and continued control over operating expenses. We expect to draw upon our line of credit to fund our negative cash flow from operations during 2003. As a result of signing the amended line of credit on March 28, 2003 with Wells Fargo Business Credit, we expect to have the necessary available capacity on this line of credit to satisfy the cash needs of our 2003 financial plan and into 2004. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings.

           Additional capital may not be available on acceptable terms, if at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

           We currently derive a substantial portion of our revenue from sales by our subsidiary, Diamond. Revenue from one contract between Diamond and AgriLabs comprised approximately 17%, 16% and 17% of consolidated revenue in 2000, 2001 and 2002, respectively. AgriLabs comprised approximately 12% of our consolidated revenue for the six months ended June 30, 2003. In 2002, Diamond signed a contract extension with AgriLabs that extends through 2013. While AgriLabs is required to make minimum purchases each year to maintain certain exclusive sales and marketing rights, there can be no assurance that AgriLabs will be willing or able to make such purchases. If AgriLabs does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 15% of our revenues in 2002. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

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

           The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.30 to a high of $1.55. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

           Our common stock was originally listed on the Nasdaq National Market. In September 2002 we transferred our listing to the Nasdaq SmallCap Market when we were unable to meet the $1.00 minimum bid price requirement and were placed on probationary status as we continued to be unable to do so. Our common stock has now exceeded the minimum bid price requirement for 10 consecutive trading days and we have been notified that we are no longer on probationary status and are fully qualified on the Nasdaq SmallCap Market. There are additional quantitative and qualitative requirements that we must meet to maintain our listing in addition to the $1.00 minimum bid price. If in the future the bid price of our common stock closes below $1.00 for 30 consecutive trading days we will not be in compliance with the listing requirement and subject to potential delisting proceedings. We cannot assure you that we will be able to maintain our listing on the Nasdaq market. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

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

           We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. Companies with a significant presence in the animal health market, such as Bayer AG, IDEXX Laboratories, Inc. (“IDEXX”), Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation and Wyeth, have developed or are developing products that compete with our products or would compete with them if developed. These competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than we do. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Our competitors frequently offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

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

           We currently market our products in the United States to veterinarians through approximately 23 independent third-party distributors and through a direct sales force. Approximately three-fifths of these domestic distributors carry the full line of our pharmaceutical, vaccine, diagnostic and instrumentation products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days’ notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction limits our ability to engage national distributors to sell our full line of products. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

           Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We have United States and foreign-issued patents and are currently prosecuting patent applications in the United States and various foreign countries. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

           For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed several point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We license DNA delivery and manufacturing technology from Valentis Inc. and collaborate on chemistry analyzers with Arkray, Inc. We also have worked with i-STAT Corporation to develop portable clinical analyzers and Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test. One or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

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

           Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline IMMUCHECK Assay and FELINE ULTRANASAL FVRCP Vaccine. U.S. regulatory approval by the Center for Veterinary Medicine at the FDA currently is pending for our TRI-HEART Plus canine heartworm preventative product.

           The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product's sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

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

           The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of our other products for an indeterminate time period. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We may not be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the $5 million limit of our insurance coverage or which results in significant adverse publicity against us, we may lose revenue and fail to achieve market acceptance.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. For example, we sell products to a Japanese distributor and the yen-based consideration we receive is held for the purchase of yen-based inventory purchases during the year.

      Interest Rate Risk

           The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2003, approximately $10.1 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.63%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. Based on our outstanding balances as of June 30, 2003, a one percentage point increase in market interest rates would cause an annual increase in our interest expense of approximately $101,000. We also had approximately $4.8 million of cash and cash equivalents at June 30, 2003, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point increase in market interest rates would cause an annual increase in our interest income of approximately $48,000.

      Foreign Currency Risk

           We have foreign currency risk in three areas: (1) our investment in our European subsidiaries; (2) the results of operations from our European subsidiaries; and (3) inventory purchases and product sales which are not denominated in U.S. dollars.

           We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our consolidated sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the twelve months ended December 31, 2003, we would experience an increase/decrease in our foreign currency gain/loss of approximately $68,000 based on the investment in foreign subsidiaries as of June 30, 2003. We would experience no significant impact on our results of operations as a result of a 1% increase/decrease in foreign currency exchange rates due to the size of this operation.

           We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $14,000 and $25,000 based upon our purchases and sales, respectively, in these foreign currencies over the past 12 months.

Item 4.

CONTROLS AND PROCEDURES

     (a)    Evaluation of disclosure controls and procedures.

              Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commision rules and forms.

     (b)     Changes in internal control over financial reporting.

               There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings

                None.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

           Our 2003 annual meeting of stockholders (the “2003 Annual Meeting”) was held on May 29, 2003 in Fort Collins, Colorado. Three proposals, as described in our Proxy Statement dated April 15, 2003, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee	Number of Shares
William A. Aylesworth	For	42,147,042
Withheld	106,037

Lyle A. Hohnke, Ph.D.	For	39,883,082
Withheld	2,369,997

Lynnor B. Stevenson, Ph.D.	For	42,147,042
Withheld	106,037

2.	Ratification of the Appointment of KPMG LLP as Heska’s Independent Auditors.

For	Against	Abstain
42,180,048	21,306	51,725

3.	Approval of the Heska Corporation 2003 Equity Incentive Plan.

For	Against	Abstain
27,854,263	14,339,066	59,750

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

                (a)   Exhibits

Number	Notes	Description of Document
10.1		Heska Corporation 2003 Equity Incentive Plan dated April 15, 2003 (incorporated by reference to Appendix C of the Registrant's Definitive 14A Proxy Statement filed April 25, 2003).
31.1	(1)	Certification Under Section 302 of Sarbanes-Oxley Act.
31.2	(1)	Certification Under Section 302 of Sarbanes-Oxley Act.
32.1	(1)	Certification Under Section 906 of Sarbanes-Oxley Act.

Notes

(1)       Filed with Registrant’s Form 10-Q for the quarter ended June 30, 2003.

(b)       Reports on Form 8-K

The Company filed a report on Form 8-K dated May 7, 2003, which included the press release of Heska Corporation dated May 7, 2003, reporting Heska Corporation financial results for the first quarter of 2003.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: August 14, 2003	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: August 14, 2003	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)