Form 10-Q
period 2003-09-30
HESKA CORP
filed 2003-11-14
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 13, 2003 was 48,388,397.

HESKA CORPORATION

FORM 10-Q

QUARTERLY REPORT

           ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E.R.D.-SCREEN, E-SCREEN, FELINE ULTRANASAL, G2 DIGITAL, HESKA, IMMUCHECK, PERIOCEUTIC, SOLO STEP, TRI-HEART, VET/IV and VET/OX are trademarks of Heska Corporation. i-STAT is a trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2002	September 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,026	$6,187
Accounts receivable, net of allowance for doubtful accounts of $229 and $185, respectively	9,722	9,243
Inventories	8,191	9,874
Other current assets	761	911

Total current assets	24,700	26,215
Property and equipment, net	8,968	7,673
Goodwill and intangible assets, net	1,718	1,929
Other assets	199	215

Total assets	$35,585	$36,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,362	$4,872
Accrued liabilities	4,515	3,944
Deferred revenue	463	1,351
Line of credit	7,596	7,317
Current portion of long-term debt	2,338	789

Total current liabilities	19,274	18,273
Long-term debt, net of current portion	770	1,860
Deferred revenue and other non-current liabilities	6,331	11,042

Total liabilities	26,375	31,175

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 47,808,105 and 48,355,124 shares issued and outstanding, respectively	48	48
Additional paid-in capital	211,726	211,908
Deferred compensation	(471)	(189)
Accumulated other comprehensive loss	(261)	(200)
Accumulated deficit	(201,832)	(206,710)

Total stockholders’equity	9,210	4,857

Total liabilities and stockholders’ equity	$35,585	$36,032

See accompanying notes to condensed consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Revenue:
Products, net of sales returns and allowances	$10,253	$15,412	$32,137	$42,783
Research, development and other	332	299	837	955

Total revenue	10,585	15,711	32,974	43,738
Cost of products sold	6,456	9,159	19,512	25,565

	4,129	6,552	13,462	18,173

Operating expenses:
Selling and marketing	3,314	4,218	9,646	11,831
Research and development	1,739	1,738	6,864	5,289
General and administrative	1,940	1,716	5,488	5,315
Restructuring and other operating expenses	150	--	1,007	515

Total operating expenses	7,143	7,672	23,005	22,950

Loss from operations	(3,014)	(1,120)	(9,543)	(4,777)
Other income (expense), net	(71)	(82)	(207)	(101)

Net loss	$(3,085)	$(1,202)	$(9,750)	$(4,878)

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.20)	$(0.10)

Shares used to compute basic and diluted net loss per share	47,618	48,346	47,752	48,021

See accompanying notes to condensed consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2003

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,750)	$(4,878)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,835	1,387
Amortization of intangible assets	57	51
Stock based compensation	187	69
Loss on sale of assets	--	7
Provision for (utilization of) bad debt allowance	110	(40)
Provision for (utilization of) excess and obsolete inventory allowance	182	(409)
Changes in operating assets and liabilities:
Accounts receivable	5,170	485
Inventories	(1,422)	(1,274)
Other current assets	288	(116)
Other long-term assets	(83)	(235)
Accounts payable	517	510
Accrued liabilities	(1,839)	62
Deferred revenue and other long-term liabilities	1,120	5,198

Net cash provided by (used in) operating activities	(3,628)	817

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, equipment and property rights	4,118	235
Purchase of property and equipment	(882)	(596)

Net cash provided by (used in) investing activities	3,236	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	80	395
Proceeds from repayments of line of credit borrowings, net	(1,192)	(279)
Proceeds from borrowings	1,000	200
Repayments of debt and capital lease obligations	(692)	(666)

Net cash used by financing activities	(804)	(350)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40	55

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,156)	161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,710	6,026

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,554	$6,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$279	$347

See accompanying notes to condensed consolidated financial statements

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

           The Company has incurred net losses since its inception and anticipates that it will continue to incur additional net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 2003 have totaled $206.7 million. During the nine months ended September 30, 2003, the Company incurred a loss of approximately $4.9 million and generated approximately $817,000 from operations and used approximately $945,000 to service its outstanding debt.

           The Company’s primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company’s products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual or sustained profitability in the future. In fact, the Company’s quarterly net income for the fourth quarter of 2002 was followed by a net loss for each of the first three quarters of 2003, primarily due to seasonality of sales associated with the Company’s products. The Company expects such variability in operating results to continue for the foreseeable future due to the continued seasonality of product sales.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2003 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

           Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

Basic and Diluted Net Loss Per Share

           Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options) determined using the treasury stock method. Due to the Company’s net losses for all periods presented, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share. At September 30, 2002 and 2003, outstanding options to purchase 6,319,726 and 7,977,843 shares, respectively, of the Company’s common stock have been excluded from diluted net loss per share because they are anti-dilutive.

Stock Based Compensation

           The Company accounts for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”). At September 30, 2003, the Company had two stock based compensation plans. For the three months ended September 30, 2002 and 2003, the Company recorded compensation expense of approximately $83,000 and $23,000, respectively, under the intrinsic value method. For the nine months ended September 30, 2002 and 2003, the Company recorded compensation expense of approximately $187,000 and $69,000, respectively, under the intrinsic value method. Employee stock-based compensation expense recorded under APB No. 25 is the same amount as if recorded under SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(3,085)	$(1,202)	$(9,750)	$(4,878)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(331)	(392)	(1,071)	(1,026)
Compensation expense for stock purchase plan	--	--	(26)	(62)

Net loss, pro forma	$(3,416)	$(1,594)	$(10,847)	$(5,966)

Net loss per share:
Basic and diluted - as reported	$(0.06)	$(0.02)	$(0.20)	$(0.10)

Basic and diluted - pro forma	$(0.07)	$(0.03)	$(0.22)	$(0.12)

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and nine months ended September 30, 2002 and 2003. The total fair value of the options granted during the three months and nine months ended September 30, 2003 was approximately $43,000 and $1,403,000, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Risk-free interest rate	2.38%	2.70%	4.15%	2.46%
Expected lives	3.2 years	3.3 years	3.9 years	3.8 years
Expected volatility	104%	105%	98%	105%
Expected dividend yield	0%	0%	0%	0%

           A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Nine Months Ended September 30,

	2002		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	3,901,160	$2.5689	6,378,586	$1.8142
Granted at market	3,447,225	$0.9571	2,426,783	$0.8397
Granted above market	70,802	$0.8100	17,753	$1.2606
Cancelled	(1,002,005)	$0.9571	(571,273)	$2.3795
Exercised	(38,596)	$0.3019	(262,106)	$1.1037

Outstanding at end of period	6,378,586	$1.8142	7,989,743	$1.4996

Exercisable at end of period	3,429,776	$2.4619	4,253,695	$1.9665

           The following table summarizes information about stock options outstanding and exercisable at September 30, 2003.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2003	Weighted Average Exercise Price

$0.34 - $0.69	1,078,137	8.08	$0.4273	730,720	$0.4480
$0.70 - $0.95	2,200,929	9.20	$0.8095	505,094	$0.7746
$0.96 - $1.14	1,661,340	8.19	$1.0760	748,705	$1.0830
$1.15 - $1.30	1,503,976	6.45	$1.2257	1,082,775	$1.2284
$1.31 - $15.00	1,545,361	6.47	$3.9524	1,186,401	$4.6403

	7,989,743	7.80	$1.4996	4,253,695	$1.9665

     Recent Accounting Pronouncements

           Heska was required to adopt Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for the quarter ended September 30, 2003. This issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

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

           The Company recorded restructuring expenses during the third quarter of 2002 totaling approximately $150,000. The charge represents an increase to the estimate for restructuring expenses recorded in the first quarter of 2002 due to the Company’s inability to sublease space no longer used after the personnel reductions which occurred as a result of that restructuring. During the second quarter of 2002, the Company recorded a charge to other operating expenses of approximately $621,000 related to personnel severance costs. The Company recorded a restructuring charge in the first quarter of 2002 of approximately $566,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees. During the first quarter of 2002, the Company revised its cost estimates related to a restructuring charge recorded in 2001, as certain liabilities were favorably settled. This change in estimate was approximately $330,000 and was offset against the restructuring charge recorded in the first quarter of 2002 as described above.

           Shown below is a reconciliation of restructuring activity for the nine months ended September 30, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Nine Months Ended September 30, 2003	Payments for the Nine Months Ended September 30, 2003	Balance at September 30, 2003

Severance pay and benefits	$73	$--	$(73)	$--
Leased facility closure costs	120	--	(60)	60
Products and other	150	--	(40)	110

Total	$343	$--	$(173)	$170

          Shown below is a reconciliation of restructuring costs for the year ended December 31, 2002 (in thousands):

	Balance at December 31, 2001	Additions for the Fiscal Year Ended December 31, 2002	Payments/Charges through December 31, 2002	Other	Balance at December 31, 2002

Severance pay and benefits	$378	$466	$(765)	$(6)	$73
Leased facility closure costs	50	150	(80)	--	120
Products and other	1,100	100	(726)	(324)	150

Total	$1,528	$716	$(1,571)	$(330)	$343

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

           Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs sponsored research and development projects for both companion animal and livestock purposes.

           Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Companion Animal Health	Diamond Animal Health	Intercompany/ Other	Total

Three Months Ended September 30, 2002:
Revenue	$7,916	$2,973	$(304)	$10,585
Operating income (loss)	(3,283)	269	--	(3,014)
Total assets	45,485	23,275	(37,405)	31,355
Capital expenditures	--	712	--	712
Depreciation and amortization	248	366	--	614
Three Months Ended September 30, 2003:
Revenue	$11,930	$3,954	$(173)	$15,711
Operating income (loss)	(1,807)	687	--	(1,120)
Total assets	41,086	17,305	(22,359)	36,032
Capital expenditures	113	197	--	310
Depreciation and amortization	174	283	--	457

	Companion Animal Health	Diamond Animal Health	Intercompany/ Other		Total

Nine Months Ended September 30, 2002:
Revenue	$25,048	$9,043	$(1,117)		$32,974
Operating income (loss)	(10,394)	1,087	(236	) (a)	(9,543)
Total assets	45,485	23,275	(37,405)		31,355
Capital expenditures	--	882	--		882
Depreciation and amortization	918	974	--		1,892
__________ (a) Includes net restructuring expense of $236,000.
Nine Months Ended September 30, 2003:
Revenue	$33,550	$10,715	$(527)		$43,738
Operating income (loss)	(6,024)	1,762	(515	) (b)	(4,777)
Total assets	41,086	17,305	(22,359)		36,032
Capital expenditures	130	466	--		596
Depreciation and amortization	493	945	--		1,438
__________ (b) Includes other operating expense of $515,000.

5.      CREDIT FACILITY

           The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes a real estate mortgage term loan, a term loan secured by machinery and equipment, and an asset-based revolving line of credit. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company's assets.

           On March 28, 2003, the Company signed an amended and restated credit agreement with Wells Fargo Business Credit. As a result, maturity dates of the two term loans were extended to May 31, 2006. Monthly payments will continue until May 31, 2006, with a balloon payment of approximately $896,000 due at that date. In addition, the amended and restated agreement extended the maturity date of the Company's revolving line of credit to May 31, 2006 and established covenants for 2003. As a result of this agreement, the Company currently has an $11.0 million asset-based revolving line of credit. The Company's ability to borrow under this agreement varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. The Company is required to comply with various financial and non-financial covenants, and it has made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.0 million through November 2003 and $1.5 million thereafter. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. As of September 30, 2003, the Company's remaining available borrowing capacity under this agreement was approximately $919,000 and the Company was in compliance with all covenants.

6.      COMPREHENSIVE INCOME

           Comprehensive income includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes include foreign currency items, unrealized gains and losses on certain investments in marketable securities and unrealized gains and losses on derivative instruments. Total comprehensive loss for the three months ended September 30, 2002 and 2003 was $3,062,000 and $1,168,000, respectively. Total comprehensive loss for the nine months ended September 30, 2002 and 2003 was $9,473,000 and $4,817,000, respectively.

7.      PRODUCT RIGHTS AGREEMENT

           In September 2003, the Company received an up-front fee under an agreement granting a third party certain product rights. Under the guidelines of EITF 00-21, the Company concluded that the arrangement only had one unit of accounting and the up-front payment would be deferred and recognized over the term of the agreement as the applicable revenue recognition criteria are met.

           Under the terms of the agreement, Heska may be required to pay termination penalties if product is not delivered to the third party for more than four consecutive months or in the event of certain other activities that would constitute termination. This termination penalty is currently $5.5 million, decreases by $1.0 million annually on each of the next four January 1 dates and will be eliminated as of January 1, 2009. Heska does not currently expect to have to pay the termination penalty, although there can be no assurance that Heska will not be required to pay such a penalty in the future. In the event that the Company is required to pay such a penalty, the financial statement impact would be offset against the deferred revenue discussed above and therefore, there would be no impact on the Company’s consolidated results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross margins, results of operations including net income or loss, research and development expenses, selling and marketing expenses, general and administrative expenses, cash flows, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the date of this filing, and we undertake no duty to update this information.

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

           Significant developments in our business during the three months ended September 30, 2003 include the following:

•	We increased product revenue and total revenue by 50% and 48%, respectively, with increases in both business segments, as compared to the corresponding quarter in 2002.

•	We reduced our quarterly loss by 61% as compared to the corresponding quarter in 2002.

      Critical Accounting Policies and Estimates

           Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified the most critical accounting policies upon which our financial status depends. The critical accounting policies are determined by considering accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical accounting policies and estimates.

Revenue Recognition

           We generate our revenue through the sale of products, licensing of technology, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	price is fixed or determinable; and

•	collectibility is reasonably assured.

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

           License revenue under arrangements to sell or license product rights or technology rights is recognized upon the satisfaction of all obligations under the agreement. Generally, licensing revenue is deferred and recognized over the life of the patents or products. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the contractual term.

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

           Recognizing revenue for sponsored research and development requires us to make several estimates. The determination of revenue earned is generally based on actual hours incurred by research and development personnel and actual expenses incurred compared to estimated hours and costs yet to be incurred. This requires an estimate of hours and costs that will be incurred in total during the project. This estimate must be updated each reporting period based on new information available to management. The estimates are generally based on historical experience and management's judgment. However, it is possible that there is little to no comparability between projects and we must make estimates based on our understanding of the contractual arrangement. We may also be required to make estimates regarding project losses if we believe the total costs will exceed expected revenue. We only recognize revenue on these sponsored research and development arrangements to the extent that the revenue has been earned and cash has been received.

           Occasionally we enter arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the different elements meet the criteria to be accounted for as separate accounting units. If the elements cannot be separated, the revenue is recognized once revenue recognition criteria for the entire arrangement have been met. If the elements are considered to be separable, the revenue is generally allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements we must make determinations about whether elements can be accounted for separately and make estimates regarding each element’s fair value.

Allowance for Doubtful Accounts

           We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; and (iii) a deterioration in the client's financial condition, evidenced by factors including weakened financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base including an assessment of the allowance for currently unknown uncollectible accounts which will ultimately prove uncollective based on the Company's collection experience. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

Restructuring Activities

           We have previously recorded restructuring charges related primarily to involuntary employee termination benefits and facilities abandonments. Our accounting for involuntary employee termination benefits generally does not require significant judgments as we identify the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of sublease income for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions and adjust the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

Income Taxes

           We are required to estimate our provision for income taxes in each jurisdiction in which we operate. This requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items. These temporary differences result in deferred tax assets and liabilities on our Consolidated Financial Statements. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent recovery is not more likely than not, must establish a valuation allowance. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgments. At December 31, 2002 and September 30, 2003, the entire amount of our net deferred tax asset was offset by a valuation allowance, due primarily to our history of operating losses.

Results of Operations

Revenue

           Total revenue, which includes both product revenue and research, development and other revenue increased 48% to $15.7 million in the third quarter of 2003 compared to $10.6 million for the third quarter of 2002. Total revenue for the first nine months of 2003 increased by nearly 33% to $43.7 million compared to $33.0 million in the same period of 2002.

           Product revenue for the third quarter of 2003 increased 50% to $15.4 million compared to $10.3 million in the third quarter of 2002. For the nine months ended September 30, 2003, product revenue increased 33% to $42.8 million versus $32.1 million for the same period in the prior year.

           Revenue from sponsored research and development and other for the three months ended September 30, 2003 decreased 10% to $299,000 from $332,000 in 2002. Revenues from sponsored research and development and other for the nine months ended September 30, 2003 increased 14% to $955,000 from $837,000 in the same period of 2002.

           Product revenue from the Companion Animal Health Segment for the three months ended September 30, 2003 increased 54% to $11.7 million compared to $7.6 million for the same period in 2002. This increase was driven by increased sales of our canine heartworm diagnostic test domestically; our instrument consumables, primarily a result of new instrument placements and not greater usage per instrument; our hematology instrument; our feline renal healthscreen and our handheld analyzer.

           Product revenue from the Companion Animal Health Segment for the nine months ended September 30, 2003 increased 34% to $32.7 million from $24.4 million in the same period of 2002. This increase was driven by increased sales of our instrument consumables, primarily a result of new instrument placements and not greater usage per instrument; our canine heartworm diagnostic test domestically; our hematology analyzer; our handheld analyzers; our new digital "at-the-source" monitor and our chemistry instrument. These increases were somewhat offset by the loss of equine influenza vaccine revenue due to the license of certain product rights to Intervet, Inc. in July 2002.

           Product revenue from the Diamond Animal Health Segment for the three months ended September 30, 2003 increased 40% to $3.7 million from $2.7 million for the same period in 2002. This increase was driven by higher bovine biologicals sales, sales of fish vaccines and sales of small mammal vaccines to a new customer.

           Product revenue from the Diamond Animal Health Segment for the nine months ended September 30, 2003 increased 31% to $10.1 million from $7.7 million in the same period of 2002. This increase was driven by increased sales of our bovine vaccines under our contract with AgriLabs, sales of small mammal vaccines to a new customer and sales of our equine influenza vaccine, somewhat offset by a decline in sales of bovine vaccines for the prevention of respiratory disease in Canada.

           While we expect continued growth in our Companion Animal Health Segment, we believe the 54% revenue growth this segment experienced for the three months ended September 30, 2003 was a particularly strong result and does not set a realistic benchmark for sustained future growth. We expect revenue in our Diamond Animal Health Segment to decline in the fourth quarter of 2003 as compared to the corresponding 2002 period. We expect our Diamond Animal Health Segment's 2004 revenue to be no higher than, and likely less than, the segment's 2003 revenue. In 2003, sales of small mammal vaccines and full year reporting of equine influenza vaccine revenue were revenue growth drivers for our Diamond Animal Health Segment. In 2004, revenue comparisons will be made to full year results for both of these product lines. We are also aware of pressure on sales for some of our bovine products and a 2003 customer who will not be purchasing product from our Diamond Animal Health Segment for European distribution in 2004.

Cost of Products Sold

           Cost of products sold totaled $9.2 million for the three months ended September 30, 2003 compared to $6.5 million for the same period in 2002. Gross margin on product sales, i.e. gross profit on product sales as a percentage of product sales, increased to 40.6% in 2003 compared to 37.0% in 2002 due largely to a greater proportion of instrument consumable revenue. Cost of products sold totaled $25.6 million for the nine months ended September 30, 2003 compared to $19.5 million for the same period of 2002. Gross margin on product sales increased to 40.2% in the 2003 period versus 39.3% in the 2002 period. These increases in gross profit on product sales are primarily the result of the higher sales of our instrument consumables and improved plant utilization and efficiency at Diamond. We expect annual gross margin on product sales to continue to improve as we increase the sales of our higher margin companion animal products.

Operating Expenses

           Selling and marketing expenses increased 27% to $4.2 million in the third quarter of 2003 compared to $3.3 million in the third quarter of 2002. Selling and marketing expenses increased 23% to $11.8 million for the nine months ended September 30, 2003 compared to $9.6 million for the same period in 2002. These increases were due primarily to higher commission expense as a result of the higher sales and the addition of new employees.

           Research and development expenses were flat at $1.7 million in both the third quarter of 2002 and 2003. Research and development expenses for the nine months ended September 30, 2003 decreased 23% to $5.3 million compared to $6.9 million in the same period of 2002. These decreases are due primarily to lower personnel costs, largely as a result of past restructurings and lower costs for clinical trials.

           General and administrative expenses decreased to $1.7 million in the third quarter of 2003 from $1.9 million in the third quarter of 2002. General and administrative expense for the nine months ended September 30, 2003 decreased slightly to $5.3 million compared to $5.4 million for the same period in 2002.

Restructuring and Other Operating Expenses

           During the first quarter of 2003, we entered into settlement and licensing agreements with Synbiotics Corporation to resolve ongoing litigation. Under the settlement agreements, we will make certain payments totaling $515,000 over the next three years. The cost of these payments was recorded as other operating expense in the first quarter. We will also be required to make royalty payments to Synbiotics through December 2005 based on actual future product sales. The royalty payments are recorded as cost of sales as product is sold.

           In the first quarter of 2002, we recorded a net restructuring expense of $236,000 which included $566,000 of expense for involuntary employee termination benefits offset by the reversal of $330,000 related to the favorable settlement of restructuring liabilities recorded in 2001.

           We expect total operating expenses to increase in 2003, as a result of higher commissions on increased sales and full year salary costs for vacancies filled in 2002, somewhat offset by lower research and development expenses due to the 2002 restructurings. We expect operating expenses to increase more slowly than revenue increases.

Net Loss

           For the quarter ended September 30, 2003, our net loss decreased 61% to $1.2 million from $3.1 million in the third quarter of the prior year. The net loss per common share in the third quarter of 2003 was $0.02, compared with a net loss per common share of $0.06 in the third quarter of the prior year.

           For the nine month period ended September 30, 2003, our net loss decreased 50% to $4.9 million compared to a net loss of nearly $9.8 million for the same period in 2002. Year-to-date, our net loss per share was $0.10 compared to $0.20 for the comparable period in 2002.

      Liquidity and Capital Resources

           We have incurred annual negative cash flow from operations since inception in 1988. Our negative operating cash flows have been funded primarily through the sale of common stock and borrowings. At September 30, 2003 we had cash and cash equivalents of $6.2 million.

           We currently have an $11.0 million asset-based revolving line of credit with Wells Fargo Business Credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.0 million through November 2003 and $1.5 million thereafter. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. This credit facility expires May 31, 2006. At September 30, 2003, our remaining available borrowing capacity under this agreement was approximately $919,000. We were in compliance with all covenants at September 30, 2003.

           At September 30, 2003, we had outstanding obligations for long-term debt and capital leases totaling approximately $2.6 million primarily related to two term loans with Wells Fargo Business Credit, certain promissory notes with the City of Des Moines and State of Iowa and a subordinated promissory note with a significant customer. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at September 30, 2003 of $1.4 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $618,000 due on May 31, 2006. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at September 30, 2003 of approximately $296,000 payable in monthly installments of $18,667 plus interest and will be paid in full in January 2005. Both loans have a stated interest rate of prime plus 1.5%. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and the City of Des Moines with outstanding balances at September 30, 2003 of $14,000 and $199,000, respectively, due in annual and monthly installments through June 2004 and June 2006, respectively. Both promissory notes have a stated interest rate of 3.0% and an imputed interest rate of 9.5%. With the exception of one promissory note secured by specific machinery and equipment, the notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells Fargo. The subordinated promissory note is secured by Diamond's manufacturing facility and is payable $250,000 in 2004 and $500,000 in 2005 with a stated interest rate of prime plus 0.25%. Our capital lease obligations totaled $14,000 at September 30, 2003.

           Net cash provided by operating activities was $817,000 for the nine months ended September 30, 2003, compared to $3.6 million used for the same period in 2002. The increase in cash provided by operations was primarily due to the up-front fee received for granting certain product marketing rights, and the lower net loss, offset by a decrease in cash provided by accounts receivable primarily due to increased sales for the third quarter of 2003.

           Net cash flows from investing activities used $361,000 during the nine months ended September 30, 2003, compared to providing $3.2 million in the same period of 2002. The primary source of investing cash in both years was the disposition of certain product rights. The primary use of cash for investing activities in both years was capital expenditures.

           Net cash flows from financing activities used $350,000 during the first nine months of 2003 compared to using $804,000 for the same period last year.

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

           Our financial plan for 2003 combined with our current projections for 2004 indicate that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, are expected to be sufficient to fund our operations through 2004 and into 2005. Under our current projections for 2004 we expect to reduce, but not eliminate, our negative cash from operations from historical levels through at least the first half of the year. However, our actual results may differ from this plan and these projections, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings. See “Factors that May Affect Results.”

      Recent Accounting Pronouncements

           We were required to adopt Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for the quarter ended September 30, 2003. This issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

           On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) decided to require all companies to expense the value of employee stock options at some future point. Under this decision, companies will be required to measure and expense the fair value of the options granted and other equity based compensation. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the options fair value). Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding for the options to be priced. Each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical prices of our common stock, which may not be indicative of future prices. We have used a software program to determine inputs for volatility and expected lives of 105% and 3.3 years, respectively, to calculate values for options issued in the third quarter of 2003. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of “at-the-money” options priced under different volatility and time to expiration assumptions as compared to an “at-the-money” option priced assuming volatility of 105%, time to expiration of 3.3 years, risk free interest rate of 2.70% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $1.75 and we value 100,000 options to buy a share at that price (i.e. “at-the-money” options) using a volatility of 105%, a time to expiration of 3.3 years, a risk free interest rate of 2.70% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $118,100; if we value the options under the same assumptions except we assume a volatility of 50% rather than 105% and a time to expiration of 5 years instead of 3.3 years, we obtain a value of approximately $81,000, or approximately 68% of the fair value calculated under our original assumptions, as can be seen in the table below.

						Volatility
		10%	20%	30%	40%	50%	60%	70%	80%	90%	100%	110%

	1	8%	14%	19%	25%	31%	36%	42%	47%	52%	57%	63%
	2	12%	20%	28%	36%	43%	51%	58%	65%	72%	78%	84%
Time to	3	16%	26%	35%	44%	53%	62%	70%	78%	85%	92%	99%
Expiration	4	20%	30%	41%	51%	61%	71%	80%	88%	96%	103%	109%
(in years)	5	24%	35%	46%	57%	68%	78%	87%	96%	104%	111%	117%
	6	27%	39%	51%	63%	74%	84%	94%	103%	110%	117%	123%
	7	30%	42%	55%	68%	79%	90%	100%	108%	116%	122%	127%
	8	33%	46%	59%	72%	84%	95%	105%	113%	120%	126%	131%
	9	33%	49%	63%	76%	88%	99%	109%	117%	124%	130%	134%
	10	39%	52%	66%	80%	92%	103%	112%	121%	127%	132%	136%

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

           We have incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2003, we had an accumulated deficit of $206.7 million. Notwithstanding our first profitable fiscal quarter for the three months ended December 31, 2002, we may not be able to achieve profitability in subsequent periods. In fact, our fourth quarter 2002 profitability has been followed by net losses for each of the first three quarters of 2003, primarily due to seasonality associated with our products. We anticipate that we will continue to incur additional operating losses in the near term. These losses have resulted principally from expenses incurred in our research and development programs and from sales and marketing and general and administrative expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

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

      We have historically not generated positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

           We have incurred negative cash flow from operations on an annual basis since inception in 1988. Our financial plan for 2003 combined with our current projections for 2004 indicate that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, are expected to be sufficient to fund our operations through 2004 and into 2005. Under our current projections for 2004 we expect to reduce, but not eliminate, our negative cash from operations from historical levels through at least the first half of the year. However, our actual results may differ from this plan and these projections and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) obtaining new loans secured by unencumbered assets; (2) sale of various products or marketing rights; (3) licensing of technology; (4) sale of various assets; and (5) sale of equity or debt securities. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate and extend the currently available cash and cash equivalents and available borrowings.

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

           Under our March 28, 2003 amended and restated revolving line of credit agreement with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants and we have made various representations and warranties. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) which varies between $1.5 million and $1.0 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.

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

           We currently derive a substantial portion of our revenue from sales by our subsidiary, Diamond. Revenue from one contract between Diamond and AgriLabs comprised approximately 17%, 16% and 17% of consolidated revenue in 2000, 2001 and 2002, respectively. AgriLabs comprised approximately 11% of our consolidated revenue for the nine months ended September 30, 2003. In 2002, we signed a contract extension with AgriLabs that extends their exclusive marketing rights to certain of our products through 2013. While AgriLabs is required to make minimum purchases each year to maintain certain exclusive sales and marketing rights, there can be no assurance that AgriLabs will be willing or able to make such purchases. If AgriLabs does not continue to purchase from Diamond and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed. In addition, sales from our next three largest customers accounted for an aggregate of approximately 15% of our revenues in 2002. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

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

           We currently market our products in the United States to veterinarians through approximately 23 independent third-party distributors and through a direct sales force. Approximately three-fifths of these domestic distributors carry the full line of our companion animal products. We have recently begun to rely on distributors for a greater portion of our sales and therefore need to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days’ notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction limits our ability to engage national distributors to sell our full line of products. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

           The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.30 to a high of $2.71. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

           Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. Currently, Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. In addition, we have entered into agreements with Novartis to market or co-market certain of the products that we are currently developing. Also, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. We recently entered into an agreement with Schering-Plough Animal Health Corporation (SPAH) granting distribution and marketing rights in the U.S. for our new canine heartworm preventative product. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with SPAH requires us to potentially pay termination penalties if we are unable to supply product over an extended period of time.

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

           The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product’s sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

           Among the conditions for certain regulatory approvals is the requirement that the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

      Our common stock is currently listed on the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

           Our common stock was originally listed on the Nasdaq National Market. In September 2002 we transferred our listing to the Nasdaq SmallCap Market when we were unable to meet the $1.00 minimum bid price requirement and were placed on probationary status as we continued to be unable to do so. In April 2003, our common stock exceeded the minimum bid price requirement for 10 consecutive trading days and we were notified that we are no longer on probationary status and are fully qualified on the Nasdaq SmallCap Market. There are additional quantitative and qualitative requirements that we must meet to maintain our listing in addition to the $1.00 minimum bid price. If in the future the bid price of our common stock closes below $1.00 for 30 consecutive trading days we will not be in compliance with the listing requirement and subject to potential delisting proceedings. We cannot assure you that we will be able to maintain our listing on the Nasdaq market. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

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

      Interest Rate Risk

           The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2003, approximately $9.7 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.40%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one percentage point increase in interest rates. Based on our outstanding balances as of September 30, 2003, a one percentage point increase in market interest rates would cause an annual increase in our interest expense of approximately $97,000. We also had approximately $6.2 million of cash and cash equivalents at September 30, 2003, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one percentage point increase in market interest rates would cause an annual increase in our interest income of approximately $62,000.

      Foreign Currency Risk

           We have foreign currency risk in three areas: (1) our investment in our European subsidiaries; (2) the results of operations from our European subsidiaries; and (3) inventory purchases and product sales which are not denominated in U.S. dollars.

           We have a wholly owned subsidiary located in Switzerland. Sales from this operation are denominated in Swiss Francs or Euros, thereby creating exposures to changes in exchange rates. The changes in the Swiss/U.S. exchange rate or Euro/U.S. exchange rate may positively or negatively affect our consolidated sales, gross margins and retained earnings. We completed a foreign currency exchange risk sensitivity analysis on an assumed 1% increase in foreign currency exchange rates. If foreign currency exchange rates increase/decrease by 1% during the twelve months ended December 31, 2003, we would experience an increase/decrease in our foreign currency gain/loss of approximately $68,000 based on the investment in foreign subsidiaries as of September 30, 2003. We would experience no significant impact on our results of operations as a result of a 1% increase/decrease in foreign currency exchange rates due to the size of this operation.

           We purchase inventory for sale from one foreign vendor and sell our products to two foreign customers in transactions which are denominated in non-U.S. currency, primarily Japanese yen and Canadian dollars. If the exchange rate of the U.S. dollar increases/decreases by 1%, the net impact on our operating results would be approximately $35,000 and $12,000 based upon our purchases and sales, respectively, in these foreign currencies over the past 12 months.

Item 4.

CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures.

          Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Notes

(1)       Filed with Registrant’s Form 10-Q for the quarter ended September 30, 2003.

(b)       Reports on Form 8-K

The Company filed a report on Form 8-K dated July 29, 2003, which included the press release of Heska Corporation dated July 29, 2003, reporting Heska Corporation financial results for the second quarter of 2003.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: November 14, 2003	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: November 14, 2003	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)