Form 10-K
period 2003-12-31
HESKA CORP
filed 2004-03-30
CIK 1038133

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22427

HESKA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0192527 (I.R.S. Employer Identification Number)
1613 Prospect Parkway Fort Collins, Colorado (Address of principal executive offices)	80525 (Zip Code)

Registrant's telephone number, including area code: (970) 493-7272

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

            The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $53,435,130 as of June 30, 2003 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

            48,993,373 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

            Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Stockholders.

            ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, G2 DIGITAL, CBC-DIFF, HESKA, IMMUCHECK, PERIOCEUTIC, SOLO STEP, TRI-HEART, VET/IV and VET/OX are trademarks of Heska Corporation. i-STAT is a trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-K also refers to trademarks and trade names of other organizations.

i

PART I

            This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors that May Affect Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K.

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

Item 1. Business.

            We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our core focus is on the canine and feline companion animal health markets. We have devoted substantial resources to the research and development of innovative products in these areas, where we strive to develop high value products for unmet needs and advance the state of veterinary medicine.

            Our business is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment ("Diamond") includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All Diamond products are currently sold by third parties under third party labels.

            Our principal executive offices are located at 1613 Prospect Parkway, Fort Collins, Colorado 80525, our telephone number is (970) 493-7272 and our internet address is www.heska.com. We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

  Background

            We have historically been a research and development focused company and have devoted substantial resources to this area, which has contributed to our historical bottom line losses.

            We were incorporated as Paravax, Inc. in California in 1988 and conducted research on vaccines to prevent infections by parasites. In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University. In 1995, we changed our name to Heska Corporation. Between 1996 and 1998, we expanded our business, making several acquisitions.

            During 1999 and 2000, we restructured and refocused our business. The operations of a Wisconsin-based 1998 acquisition were consolidated with our existing operations in Fort Collins, Colorado and Des Moines, Iowa as of December 31, 1999 and the Wisconsin facility was closed. We sold Heska UK, a veterinary diagnostic laboratory in England in January 2000 and Center Laboratories,

a FDA and USDA licensed manufacturer of allergy immunotherapy products, in June 2000. We also sold the worldwide rights to our PERIOCEUTIC Gel product, the first veterinary perioceutic gel for the treatment and control of periodontal disease in dogs, to Pharmacia & Upjohn Animal Health in March 2000.

            We continued to pursue operating efficiencies and rationalize our business in 2001 and 2002. In late 2001, we moved our distribution strategy to a distributor-focused model and entered into distribution agreements with over 20 third-party veterinary distributors. We eliminated several direct sales positions as a result. We also consolidated our European operations into one facility in the fourth quarter of 2001. In the first half of 2002, we eliminated several positions, primarily in research and development, to lower our expense base. In July 2002, we licensed Intervet, Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world's first intranasal influenza vaccine for horses. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

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

            Diagnostic Instruments.    Our line of veterinary diagnostic instruments includes the following:

  •
  Electrolytes:    The i-STAT Portable Clinical Analyzer is a handheld, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, in whole blood. We collaborated with i-STAT Corporation (recently acquired by Abbott Laboratories), our supplier of this instrument and affiliated cartridges and supplies, on the development of veterinary applications for this instrument.

  •
  Blood Chemistry:    The SPOTCHEM EZ Automated Dry Chemistry System is a compact benchtop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system. We collaborated with Arkray, Inc., our supplier of this instrument and affiliated test strips, on the development of veterinary applications for this instrument.

  •
  Hematology:    The HESKA CBC-DIFF Veterinary Hematology System is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We collaborated with Boule Diagnostics International AB, our supplier of this instrument and affiliated reagents and supplies, on the development of veterinary applications for this instrument. This product was introduced in January 2004 and is replacing another hematology analyzer in our product line. We believe the CBC-DIFF Veterinary Hematology System offers additional benefits including speed and maintenance.

            Monitoring and Other Instruments.    The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. Our line of veterinary monitoring instruments includes the following:

  •
  The VET/OX G2 DIGITAL Monitor is a veterinary monitor with a "digital-at-the-source" sensor, providing a digital signal starting at the tip of the sensor where the signal is generated

    (pulse oximetry monitors typically use an analog sensor). It monitors heart rate, oxygen saturation, respiratory rate and body temperature in a portable, rugged, easy-to-use package.

  •
  The VET/OX 4800 monitor is an oxygen saturation monitor designed for monitoring animals under anesthesia. This monitor simultaneously measures and displays SpO2, pulse rate and strength, ECG, respiratory rate and body temperature.

  •
  The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

  Point-of-Care Diagnostic and Other Tests

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

            We currently market and sell heartworm diagnostic tests for both dogs and cats in the U.S. and Europe. SOLO STEP CH for dogs and SOLO STEP FH for cats are available in point-of-care formats that can be used by veterinarians on site. We also offer SOLO STEP CH Batch Test Strips, a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time.

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

            We market two complementary in vitro tests for the detection of IgE, the antibody involved in most allergic reactions. We currently market and sell the ALLERCEPT E-SCREEN Test, a rapid in-clinic test that detects the presence of allergen-specific IgE, an antibody associated with allergic disease. Dogs testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels, discussed later in this document, to determine the specific allergens to which the dog is allergic.

            Early Renal Damage Detection Products.    Renal damage is a leading cause of death in both dogs and cats. Several inflammatory, infectious or neoplastic diseases can damage an animal's kidneys. It is estimated that 70% to 80% of kidney function is already destroyed before veterinarians can detect renal damage using traditional tests. Early detection is key to eliminate the causes and to mitigate the effects of kidney damage. Identification and treatment of the underlying cause of kidney damage can slow the progression of disease and add quality years to an animal's life.

            Our E.R.D.-HEALTHSCREEN Canine Urine Test and our E.R.D.-HEALTHSCREEN Feline Urine Test are rapid in-clinic immunoassay tests designed to detect microalbuminuria, the most sensitive indicator of renal damage. Our E.R.D.-HEALTHSCREEN Feline Urine Test was introduced in 2003.

  Veterinary Diagnostic Laboratory

            We have a veterinary diagnostic laboratory at our Fort Collins facility.

            This diagnostic laboratory offers blood testing using our ALLERCEPT Definitive Allergen Panels, which provide the most accurate determination of the specific allergens to which an animal, such as a dog or cat, is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed later in this document.

            This diagnostic laboratory currently also offers testing using our canine and feline heartworm diagnostic technology and flea bite allergy assays as well as other diagnostic services including polymerase chain reaction, or PCR, based tests for certain infectious diseases. Our Fort Collins veterinary diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

            We intend to continue to use our veterinary diagnostic laboratory both as a stand-alone service center for our customers and as an adjunct to our product development efforts. Many of the assays which we intend to develop in a point-of-care format are initially validated and made available in the veterinary diagnostic laboratory. The assay will remain available there after the introduction of the analogous point-of-care test.

  Vaccines and other Biologicals

            Allergy Treatment.    Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase ALLERCEPT Allergy Treatment Sets for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer both canine and feline immunotherapy treatment products.

            Feline Respiratory Disease.    The use of injectable vaccines in cats has become controversial due to the frequency of injection site-associated side effects. The most serious of these side effects are injection site sarcomas, tumors which, if untreated, are nearly always fatal. While there is one competitive non-injectable two-way vaccine, all other competitive products are injectable formulations.

            We sell the HESKA Trivalent Intranasal/Intraocular Vaccine, a three-way modified live vaccine to prevent disease caused by the three most common respiratory viruses of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. This vaccine is administered without needle injection by dropping the liquid preparation into the eyes and nostrils of cats. Our vaccine avoids injection site side effects, and we believe it is very efficacious. We anticipate the introduction of a next generation version of this product in 2004.

  Pharmaceuticals

            Heartworm Prevention.    We have an agreement with Schering-Plough Animal Health Corporation ("SPAH"), the worldwide animal health care business of Schering-Plough Corporation, granting SPAH the distribution and marketing rights in the United States for TRI-HEART Plus Chewable Tablets, our canine heartworm prevention product. TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture

TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility. TRI-HEART Plus Chewable Tablets were introduced in 2003.

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

  Diamond Animal Health Products

            Diamond Animal Health, our wholly-owned subsidiary located in Des Moines, Iowa, has developed its own line of bovine vaccines that are licensed by the United States Department of Agriculture, or USDA. Diamond has a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the exclusive (outside of Canada) marketing and sale of certain of these vaccines worldwide which are sold primarily under the Titanium® and MasterGuard® brands, which are registered trademarks of AgriLabs. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the joint distribution of these vaccines in North America. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004 and will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product line under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement. Diamond also manufactures other bovine products not covered under the agreement with AgriLabs.

            Diamond manufactures biological and pharmaceutical products for a number of other animal health companies. Diamond's offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by Diamond's customers as well as validation support and distribution services. Diamond also manufactures products for other animals including small mammals, horses and fish.

            In July 2002, Heska made a strategic decision to focus on the canine and feline animal health markets. At that time, Heska licensed certain of its Flu AVERT I.N. vaccine rights to Intervet Inc., a unit of Akzo Nobel. In early 2004, the agreement with Intervet Inc. was extended to include certain rights in Canada. As part of the agreement, Diamond is currently manufacturing this product for Intervet Inc., although Intervet Inc. is free to manufacture the product itself in the future. Intervet Inc. now has global distribution rights for this product outside of South Africa. All sales of this product after July 2002 have been reported as revenue for the Diamond Animal Health segment.

  Marketing, Sales, Distribution and Customer Support

            We estimate that there are approximately 35,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 18,000 clinics in the United States. In 2003, our products were sold to approximately 14,000 such clinics in the United States. All our companion animal products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

            We currently market our companion animal products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and SPAH in the case of our heartworm preventive. Our direct sales force currently consists of 40 territory managers and 5 regional managers responsible for sales in various parts of the United States. Our inside sales force consists of 17 persons.

            Our independent third-party distributors in the U.S. purchase and market our products utilizing their direct sales forces. We currently have agreements with 25 regional distributors with approximately 800 representatives. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. As a result, 13 of these 25 regional distributors with approximately 220 representatives carry our full product line. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. To be successful, we will need to continue to attract and retain sufficient independent distributors and train the sales personnel of our distributors about Heska products.

            We have a full staff dedicated to customer and product support including veterinarians, technical support specialists and service technicians. Individuals from our research and development group may also be used as a resource in responding to certain inquiries.

            Internationally, we market our products to veterinarians primarily through corporate agreements and independent third-party distributors. Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) exclusively markets and distributes SOLO STEP CH in Japan. Leo Animal Health A/S currently exclusively distributes the E-SCREEN test, both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe.

            All Diamond products are currently marketed and sold by third parties under third party labels. AgriLabs currently has exclusive (outside of Canada) worldwide sales and marketing rights to certain of Diamond's bovine vaccines, which are sold primarily under the Titanium® and MasterGuard® labels.

            We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. Our agreements with our corporate partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. For example, we have entered into agreements with Novartis and Nestle Purina Petcare Company, a unit of Nestle, to market or co-market certain of the products that we have developed or are currently developing.

  Manufacturing

            Our products are manufactured by third-party manufacturers and/or in our Des Moines, Fribourg, Switzerland and Fort Collins facilities. Our facility in Des Moines, Iowa is an USDA, Food and Drug Administration, or FDA, and Drug Enforcement Agency, or DEA, licensed biological and pharmaceutical manufacturing facility. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We manufacture our various allergy diagnostic products at our Des Moines facility, our Fort Collins facility and our Fribourg, Switzerland, facility. Quidel Corporation and we, at our Des Moines facility, manufacture our heartworm point-of-care diagnostic tests.

            Third parties manufacture our veterinary diagnostic and patient monitoring instruments, including our various analyzers and veterinary sensors and affiliated consumable supplies, as well as other products including our allergy treatment products, our E.R.D.-HEALTHSCREEN Urine Tests, our Trivalent Intranasal/Intraocular Vaccine and our F.A. Granules. Our handheld analyzers and affiliated supplies are provided under an agreement with i-STAT Corporation (recently acquired by Abbott Laboratories), our chemistry analyzers and affiliated supplies are provided under an agreement with Arkray, Inc., our hematology analyzers and affiliated supplies are provided under an agreement with Boule Diagnostics International AB, and our digital monitor is supplied under an agreement with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.). ALK-Abello, Inc. and Greer Laboratories, Inc. manufacture our immunotherapy treatment products. Diagnostic Chemicals, Ltd. manufactures our E.R.D.-HEALTHSCREEN Urine Test.

            Diamond manufactures animal health vaccine and pharmaceutical products for marketing and sale by other companies. Our Des Moines facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. Diamond's customers purchase products in both bulk and finished format, and Diamond performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging.

  Product Creation

            We are committed to creating innovative products to address significant unmet health needs of companion animals. We have historically been an R&D-driven company and currently employ approximately 50 scientists, of whom over 25% hold doctoral degrees. We create products both through internal research and development and external collaboration. We incurred expenses of $6.8 million, $8.6 million and $13.6 million in the years ended December 31, 2003, 2002 and 2001, respectively, in support of our research and development activities.

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

            Our product pipeline currently includes a number of products in various stages of development, such as: the FELINE ULTRANASAL FVRCP Vaccine to protect cats from respiratory viral infection; the in-clinic feline IMMUCHECK Assay that measures antibody levels in cats so that veterinarians can assess the need for vaccination; and the canine IMMUCHECK Assay that measures antibody levels in dogs so that veterinarians can assess the need for vaccination.

  Collaborative and Out-Licensing Agreements

            We have developed a number of collaborative arrangements to enhance our research and development activities in the areas of diagnostic and monitoring instruments, single use diagnostic and other tests, vaccines and pharmaceuticals. Examples of these include:

  •
  Quidel Corporation for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

  •
  i-STAT Corporation (recently acquired by Abbott Laboratories), for the development of veterinary applications for the i-STAT Portable Clinical Analyzer and associated cartridges;

  •
  Arkray, Inc., for the development of veterinary applications for the SPOTCHEM EZ Automated Dry Chemistry System and associated test strips;

  •
  Boule Diagnostics International AB for the development of veterinary applications for the HESKA CBC-DIFF Hematology System and associated reagents;

  •
  Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.), for the development of the VET/OX G2 DIGITAL Monitor.

  •
  Diagnostic Chemicals, Ltd., for the development of the canine and feline E.R.D.-HEALTHSCREEN Urine Tests;

  •
  Colorado State University for the development of the feline IMMUCHECK Assay to measure antibody levels in cats so that veterinarians can assess the need for vaccination.

            In late 2002, we entered into a long-term agreement with AgriLabs. The amended and extended agreement was intended to simplify various agreements we had with AgriLabs dating back to 1998 and strengthen our relationship with AgriLabs. Under our agreement, AgriLabs has agreed to continue to work with us on the development of new products and AgriLabs has exclusive (outside of Canada) worldwide rights to sell and market certain of our bovine vaccines. AgriLabs currently has an arrangement with Intervet International B.V., a unit of Akzo Nobel, for the joint distribution of these bovine vaccines in North America. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. The agreement expires in December 2013 and is automatically renewed for additional one-year terms thereafter, unless either party gives prior written notice that it does not wish to renew the agreement.

            We have also entered into a number of out-licensing agreements to realize additional value in certain of our intellectual property assets in fields outside our core focus. Examples of such agreements include:

  •
  In collaboration with researchers at the University of Pittsburgh and University of Kentucky, we developed a cold-adapted intranasal equine influenza virus which resulted in the Flu AVERT I.N. vaccine, the first efficacious influenza vaccine for horses. Due to our strategic decision to focus our resources primarily on the canine and feline veterinary markets, we entered into a worldwide (except Canada and South Africa) agreement with Intervet Inc., in 2002. In 2004, that agreement was extended to include Canada. Intervet Inc. now markets the Flu AVERT I.N. vaccine in the United States and Canada and plans to develop the product for markets elsewhere in the world.

  •
  In 1998, we obtained rights from ImmuLogic Pharmaceutical Corporation to an intellectual property portfolio including a number of major allergens and the genes that encode them for use in veterinary as well as human allergy applications. In order to realize additional value from that portfolio, we have granted licenses and options for licenses to several companies, including ALK-Abello A/S, Circassia, Ltd., (now part of Powderject Technologies, Ltd.), Meiji Milk Products Company, Ltd., Pharmacia Diagnostics AB, Powderject Technologies, Ltd. (now part of Chiron Vaccines), and Syngenta, Inc., for the use of those allergens in the fields of diagnosis and treatment of human allergy.

  Intellectual Property

            We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

            We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostic and detection tests, nutrition, instrumentation, immunomodulators, pain control, and vaccine delivery technologies. As of December 31, 2003, we owned, co-owned or had rights to 185 issued U.S. patents and 75 pending U.S. patent applications expiring at various dates from February 2010 to July 2021. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our foreign patent portfolio as of December 31, 2003 included 185 issued patents and 199 pending applications in various foreign countries.

            We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies. The proprietary technologies of Diamond and Heska AG are primarily protected through trade secret protection of, for example, their manufacturing processes.

  Seasonality

            Certain portions of our business are subject to seasonality. The fourth quarter tends to be our best quarter, both in terms of revenue and profitability. For example, in our Companion Animal Health segment, sales of both our veterinary instruments and our heartworm diagnostic tests tend to be highest in the fourth quarter. In our Diamond Animal Health segment, sales of livestock vaccines tend to be higher in the second half of the year than in the first half of the year.

  Government Regulation

            Many of the products that we develop are subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the U.S. government agencies that regulate animal health products:

  •
  USDA.    Vaccines and certain point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory animal studies and information on performance of the product in field conditions.

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

            A number of our animal health products are not regulated. For example, certain products such as our ALLERCEPT panels, E-SCREEN Test and E.R.D.-HEALTHSCREEN Urine Test, are not regulated by either the USDA or FDA. Similarly, none of our veterinary diagnostic instruments or patient monitoring instruments requires regulatory approval to be marketed and sold. Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

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

            The status of regulatory approval for our major products and products in development both in the United States and elsewhere is summarized below.

Products	Country	Regulated	Agency	Status
ALLERCEPT E-SCREEN Test	United States EU	No No—in most countries
ALLERCEPT Definitive Allergen Panels	United States EU	No No
E.R.D.-HEALTHSCREEN Canine Urine Test	United States EU Canada	No No—in most countries No
E.R.D.-HEALTHSCREEN Feline Urine Test	United States EU Canada	No No—in most countries No
Veterinary Medical Instrumentation	United States EU	No No
HESKA F.A. Granules	United States	No
SOLO STEP CH	United States Canada Japan	Yes Yes Yes	USDA CFIA MAFF	Licensed Pending Licensed
SOLO STEP FH	United States	Yes	USDA	Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Pending
Trivalent Intranasal/Intraocular Vaccine	United States	Yes	USDA	Licensed
TRI-HEART Plus Heartworm Preventative	United States	Yes	FDA	Approved
Products in Development	Country	Regulated	Agency	Status
Feline IMMUCHECK Assay	United States EU	Yes No—in most countries	USDA	Pending
FELINE ULTRANASAL (FVRCP) Vaccine	United States	Yes	USDA	Pending

  Competition

            The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. Other companies with a significant presence in the animal health market such as Bayer AG, Intervet International B.V. (a unit of Akzo Nobel), Merial Ltd., Novartis AG, Pfizer Inc. and Schering-Plough Corporation and Wyeth (formerly American Home Products) may be marketing or developing products that compete with our products. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Our competitors may offer broader product lines and have greater name recognition than we do. Novartis has a marketing agreement with us but the agreement with us does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

            The products manufactured by Diamond for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than Diamond and may have more established marketing, sales, distribution and service organizations than Diamond's customers.

  Environmental Regulation

            In connection with our product development activities and manufacturing of our biological, pharmaceutical and diagnostic and detection products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

  Employees

            As of December 31, 2003, we and our subsidiaries employed 293 people, of whom 88 were in sales, marketing and customer support, 80 were in manufacturing and materials management, 68 were in management and administration, 48 were in research, development, and regulatory affairs, and 9 were in our veterinary diagnostic laboratory. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

  Available Information

            Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available on our website at www.heska.com, when such reports are available on the Securities and Exchange Commission website.

Item 2. Properties.

            Our principal administrative and research and development activities are located in Fort Collins, Colorado. We currently lease an aggregate of approximately 64,000 square feet of administrative, laboratory and warehousing space in four buildings located in Fort Collins under leases expiring May 31, 2005, with options to extend through 2010 for the larger facilities. We are planning to move to a new, yet-to-be built 60,000 square foot facility in Loveland, Colorado under an 18-year lease agreement in the first half of 2005. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland, is leased.

Item 3. Legal Proceedings.

            From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2003, we were not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "HSKA." The following table sets forth the intraday high and low prices for our common stock as reported by the Nasdaq National Market through September 13, 2002, and the Nasdaq SmallCap Market subsequent to that date, for the periods indicated below.

	High	Low
2002
First Quarter	$1.47	$1.01
Second Quarter	1.15	0.27
Third Quarter	0.61	0.27
Fourth Quarter	0.59	0.28
2003
First Quarter	1.18	0.32
Second Quarter	1.82	0.83
Third Quarter	2.15	0.98
Fourth Quarter	3.52	1.56
2004
First Quarter (through March 29)	3.25	1.75

            On March 29, 2004, the last reported sale price of our common stock was $2.30 per share. As of March 23, 2004, there were approximately 337 holders of record of our common stock and approximately 4,700 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings, if any, for the development of our business.

  Equity Compensation Plan Information

            The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2003, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	7,954,648	$1.52	3,863,016	(1)
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	7,954,648	$1.52	3,863,016

(1)
Shares authorized for issuance in connection with our 1997 Stock Incentive Plan are subject to an automatic annual increase of 1,500,000 shares.

Item 6. Selected Consolidated Financial Data.

            The following consolidated statement of operations and consolidated balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 6 and 7 in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$50,291	$49,549	$46,386	$50,095	$63,950
Research, development and other	885	3,126	1,897	1,231	1,375

Total revenue	51,176	52,675	48,283	51,326	65,325
Cost of products sold	36,386	33,299	28,655	30,201	38,399

	14,790	19,376	19,628	21,125	26,926
Operating expenses:
Selling and marketing	15,073	14,788	13,981	13,128	15,750
Research and development	17,042	14,929	13,565	8,570	6,772
General and administrative	13,459	10,360	8,181	6,755	7,083
Restructuring expenses, loss on sale of assets and other	3,803	639	2,023	1,007	515

Total operating expenses	49,377	40,716	37,750	29,460	30,120

Loss from operations	(34,587)	(21,340)	(18,122)	(8,335)	(3,194)
Other expense, net	(1,249)	(530)	(569)	(334)	(214)

Loss before income taxes	(35,836)	(21,870)	(18,691)	(8,669)	(3,408)
Income tax expense	—	—	—	—	(51)

Net loss	$(35,836)	$(21,870)	$(18,691)	$(8,669)	$(3,459)

Basic and diluted net loss per share	$(1.31)	$(0.65)	$(0.48)	$(0.18)	$(0.07)

Shares used for basic and diluted net loss per share	27,290	33,782	38,919	47,720	48,115
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,981	$5,658	$5,710	$6,026	$4,877
Total current assets	48,617	23,549	25,675	24,700	28,717
Total assets	71,168	39,160	37,757	35,585	38,896
Line of credit	1,193	—	5,737	7,596	7,528
Current portion of long term debt and capital leases	4,415	2,146	815	2,338	783
Total current liabilities	19,466	10,242	17,460	19,274	18,516
Long term debt and capital leases	5,146	2,808	2,109	770	1,746
Deferred revenue and other	200	1,011	1,022	6,331	11,978
Total stockholders' equity	45,439	25,100	17,166	9,210	6,656

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Item 7 of this Form 10-K.

            This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Factors that May Affect Results," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of March 29, 2004, and we undertake no duty to update this information.

  Overview

            We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Companion Animal Health, which represents 74% of 2003 product revenue, and Diamond Animal Health, which represents 26% of 2003 product revenue.

            The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. In July 2002, we made a strategic decision to focus our resources on the canine and feline veterinary markets. Accordingly, we licensed certain product rights to our equine influenza vaccine to Intervet Inc. at that time. Revenue through July 2002 for this product has been included in this segment.

            Diagnostic and monitoring instruments and supplies represent approximately 42% of our 2003 total product revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

            Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 32% of our 2003 product revenue, with the bulk of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us. In the future, we expect to manufacture an increasing share of products in this area in our production facility in Des Moines, Iowa.

            We consider the Companion Animal Health segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Virtually all of our sales and marketing expenses are in the Companion Animal Health segment. The vast majority of our research and development spending is dedicated to this segment, as well. We have devoted substantial resources to the research and development of innovative products in Companion Animal Health, where we strive to develop high value products for unmet needs and advance the state of veterinary medicine.

            All our companion animal products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. Companion Animal Health products are sold directly by us as well as through independent third party distributors and other distribution relationships. In 2002, we implemented a new distribution model decided upon in late 2001 for our Companion Animal Health products which relies on third party distributors for a greater portion of our sales. We believe that one of our largest competitors, IDEXX Laboratories, Inc., effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians.

            While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business. We intend to reach sustained profitability primarily through revenue growth. Accordingly, we closely monitor product revenue growth trends in our Companion Animal Health segment. Product revenue in this segment grew 33% in 2003 as compared to 2002 and has grown at a compounded annual growth rate of over 25% since 1998.

            The Diamond Animal Health segment ("Diamond") includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on future vaccines and pharmaceuticals that we are currently developing or may develop in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are handled there. Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for Diamond. We currently generate revenue at this facility, reported as Diamond revenue, primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Companion Animal Health segment.

            Diamond includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All Diamond products are currently sold by third parties under third party labels.

            Diamond has developed its own line of bovine vaccines that are licensed by the USDA. Diamond has a long-term agreement with a distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive (outside of Canada) marketing and sale of certain of these vaccines worldwide. This agreement generates the majority of Diamond's revenue. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004 and will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. While this situation will likely hinder Diamond's sales in 2004, the prospect of being able to bring this line to other customers could potentially improve both revenue and gross margin prospects for Diamond in 2005 and beyond. We do not believe this situation is being driven by a fundamental change in end user demand for our vaccines. Diamond manufactures the equine influenza vaccine discussed above and revenue from sales of the product has been included in the Diamond segment beginning in August 2002. Diamond also produces vaccines and pharmaceuticals for other third parties.

            Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology and royalties. We perform these sponsored research and development projects for both companion animal and livestock product purposes.

  Critical Accounting Policies and Estimates

            Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified those critical accounting policies used in reporting our financial position and results of operations based upon a consideration of those accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

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

    •
    Price is fixed or determinable; and

    •
    Collectibility is reasonably assured.

    Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within our Diamond Animal Health segment provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the estimated cost of any rebates, trade-in allowances or similar programs, which are used as promotional programs.

    Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to returns, rebates, trade-in allowances and similar other programs. The estimate of these obligations is partially based on historical experience, but it also requires management to estimate the amount of product that particular customers will purchase in a given period of time.

    License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time. Generally, licensing revenue is deferred and recognized over the estimated life of the related patents or products. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.

    Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the related product or technology. In some cases revenue is recognized over the defined legal patent life and in other cases it is recognized over the estimated remaining useful life of the technology. We evaluated all of our licensing arrangements in 2003 and 2002, determining the useful life of either the product, the technology or the agreement, and deferred the revenue for recognition over the appropriate period.

    We recognize revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned based on total expected revenues or actual non-refundable cash received to date under the agreement.

    Recognizing revenue for sponsored research and development requires us to make several estimates. The determination of revenue earned is generally based on actual hours incurred by research and development personnel and actual expenses incurred compared to total estimated hours and costs to be incurred. We believe that this proportional performance model is an appropriate method of determining the amount of service that has been delivered to the customer, and the amount of revenue that has been earned. These estimates must be updated each reporting period based on new information available to management. The estimates are generally based on historical experience and management's judgment. However, it is possible that there is little to no comparability between projects and we must make estimates based on our understanding of the contractual arrangement and actual experience on the contract to date. We may also be required to make estimates regarding project losses if we believe the total costs will exceed expected revenue. We recognize revenue on these sponsored research and development arrangements only to the extent that the revenue has been earned and cash has been received.

    Occasionally we enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the different elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, the revenue is recognized once revenue recognition criteria for the entire arrangement have been met. If the elements are considered to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements we must make determinations about whether elements can be accounted for separately and make estimates regarding the relative fair values.

  Allowance for Doubtful Accounts

    The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client's past payment experience; (iii) a deterioration in the client's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

  Restructuring Activities

    The Company recorded restructuring charges during 2002 and 2001 related primarily to involuntary employee termination benefits and facilities abandonments. The Company's accounting for involuntary employee termination benefits generally does not require significant judgments as the Company identifies the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. The Company continually evaluates these assumptions, and adjusts the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

  Results of Operations

            The following table summarizes our results of operations for the three most recent fiscal years.

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$46,386	$50,095	$63,950
Research, development and other	1,897	1,231	1,375

Total revenue	48,283	51,326	65,325
Cost of products sold	28,655	30,201	38,399

	19,628	21,125	26,926

Operating expenses:
Selling and marketing	13,981	13,128	15,750
Research and development	13,565	8,570	6,772
General and administrative	8,181	6,755	7,083
Restructuring expenses, loss on sale of assets and other	2,023	1,007	515

Total operating expenses	37,750	29,460	30,120

Loss from operations	(18,122)	(8,335)	(3,194)
Other expense	(569)	(334)	(214)

Loss before income taxes	(18,691)	(8,669)	(3,408)
Income tax expense	—	—	(51)

Net loss	$(18,691)	$(8,669)	$(3,459)

Basic and diluted net loss per share	$(0.48)	$(0.18)	$(0.07)

  Revenue

            Total revenue, which includes product revenue, sponsored research and development and other revenue, increased 27% to $65.3 million in 2003 compared to $51.3 million in 2002. Total revenue for 2002 increased 6% to $51.3 million from $48.3 million in 2001. Product revenue increased 28% to $64.0 million in 2003 compared to $50.1 million in 2002. Product revenue increased 8% to $50.1 million in 2002 compared to $46.4 million in 2001. Sales to one customer, AgriLabs, represented 15%, 17% and 16% of total revenue in 2003, 2002 and 2001, respectively.

            The 2003 product revenue from our Companion Animal Health segment increased 33% to $47.6 million compared to $35.9 million in 2002. The increase in 2003 was driven by increased sales of our instrument consumables, primarily as a result of new instrument placements rather than greater usage per instrument; our canine heartworm preventive, which was launched in the fourth quarter of 2003; our canine heartworm diagnostic test domestically; and our hematology analyzer. These increases were somewhat offset by the loss of equine influenza vaccine revenue due to the licensing of certain product rights to Intervet Inc. in July 2002.

            Companion Animal Health product revenue increased by nearly 10% in 2002 versus 2001 to $35.9 million. The increase in 2002 was driven by increased sales of our instrument consumables, our blood chemistry instrument, our new canine renal damage test, our canine heartworm diagnostic test for Japanese distribution and our hematology instrument, offset by the loss of equine influenza vaccine revenues after we licensed the product rights (outside Canada and South Africa) to Intervet Inc. in July, a decrease in the domestic sales of our canine heartworm diagnostic tests and the loss of revenue from our thyroid supplement product, which was discontinued by our supplier. Our agreement with Intervet Inc. was the result of a strategic decision in July 2002 on our part to focus on the canine and feline animal health markets. Accordingly, equine influenza revenues beginning in August 2002 are reported as part of our Diamond Animal Health segment. Diamond manufactures and sells our equine influenza vaccine to Intervet Inc. at a significantly lower price than the average price we received when we were marketing the product.

            2003 product revenue from our Diamond Animal Health segment increased 15% to $16.3 million compared to $14.2 million in 2002. The increase in 2003 was driven by sales of small mammal vaccines to a new customer, small mammal pharmaceuticals and increased sales of our bovine vaccines under our contract with AgriLabs, somewhat offset by a decline in Canadian sales of vaccines for the prevention of bovine respiratory disease.

            Our Diamond Animal Health segment reported 4% higher net product revenue in 2002 of $14.2 million compared to $13.6 million in 2001. The increase in 2002 was due to increased sales of our bovine vaccines under our contract with AgriLabs and sales of our equine influenza vaccine offset by decreases in sales of an older bovine vaccine line and our aquatic vaccines.

            Revenue from sponsored research and development and other increased by 12% to $1.4 million in 2003 from $1.2 million in 2002. This increase primarily reflects license fees received in 2002 which are being recognized over several years. The 2002 decrease of 35% to $1.2 million from $1.9 million in 2001 was primarily due to non-recurring revenue from a sponsored product development project and the sale of certain technology to a third party in 2001.

            In 2004, we expect a significant revenue decline in our Diamond Animal Health segment as compared to 2003. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003, and is the primary reason for the expected decline in revenue. We are also aware of a 2003 customer who will not be purchasing product from our Diamond Animal Health segment in 2004. We expect 2004 Diamond Animal Health product revenue to be between $10 and $12 million. We anticipate continued growth in our Companion Animal Health segment. We expect sponsored research and development and other revenue to increase slightly in 2004 due primarily to the annual recognition of certain up front fees received from the licensing of product and technology rights to third parties.

  Cost of Products Sold

            Cost of products sold totaled $38.4 million in 2003 compared to $30.2 million in 2002, with gross profit from product sales increasing to $25.6 million in 2003 from $19.9 million in 2002. Our gross margin percentage on product sales was 40.0% in 2003 compared to 39.7% in 2002 and 38.2% in 2001. In 2003, the increased sales of our heartworm diagnostic tests and instrument consumables were contributors to the higher gross margin percentage compared to 2002. The 2002 increase is due to a more favorable product mix where we were selling a greater proportion of relatively high margin products and improved manufacturing efficiencies at Diamond, somewhat offset by the decline in combined sales of our equine influenza vaccine, our domestic heartworm diagnostic tests and our thyroid supplement product, which had a higher than average margin.

            We expect our gross margin percentage on products sold will increase in 2004 as we continue to sell a greater proportion of total sales in relatively higher margin products.

  Operating Expenses

            Selling and marketing expenses increased by 20% to $15.8 million in 2003 compared to $13.1 million in 2002 due to higher commissions on increased levels of sales and complete staffing for a full year. Selling and marketing expenses decreased by 6% to $13.1 million in 2002 as compared to

$14.0 million in 2001 as we reduced the number of field sales personnel and focused our sales model on more fully utilizing our third party distributors. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion.

            Research and development expenses decreased by 21% to $6.8 million in 2003 from $8.6 million in 2002. This decrease was due primarily to lower personnel costs, largely as a result of past restructurings, and lower costs for clinical trials as we focused our efforts on the development of a smaller number of canine and feline companion animal health products. Research and development expenses decreased by 37% to $8.6 million in 2002 from $13.6 million in 2001. This decrease was due primarily to lower personnel costs, largely as a result of restructurings, and lower costs for clinical trials as we focused our efforts on the development of a smaller number of canine and feline companion animal health products.

            General and administrative expenses increased by 6% to $7.1 million in 2003 from $6.8 million in 2002. This increase was primarily due to the increased usage of outside consultants for various projects. General and administrative expenses decreased by 17% to $6.8 million in 2002 from $8.2 million in 2001. This decrease was due to lower personnel costs, partially as a result of restructurings taken to reduce operating costs, and depreciation.

            During 2003, 2002 and 2001, we recorded net restructuring charges of $0, $386,000 and $1.5 million, respectively. The restructuring costs relate primarily to involuntary employee termination benefits and facilities abandonments. During 2002, we recorded a restructuring charge for personnel severance costs and other expenses related to 32 individuals. We also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. During 2001, we recorded a restructuring charge of approximately $1.5 million related to the change in our distribution strategy and to the consolidation of our European operations into one facility.

            We recorded other operating expenses of approximately $515,000, $621,000 and $495,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These other operating expenses were related to settlement costs associated with the resolution of litigation in 2003, personnel severance costs in 2002 and a decision to not pursue a strategic transaction in 2001.

            We expect total operating expenses to increase in 2004, partially as a result of higher expected commissions and higher public company expenses related to audit costs and compliance with the Sarbanes-Oxley Act of 2002. We expect operating expenses to increase more slowly than increases in revenue.

  Other

            Interest income decreased to $71,000 in 2003 as compared to $92,000 in 2002 and $324,000 in 2001 as we continued to fund our operations with available cash. Interest income is expected to continue to decrease in the future as we continue to use cash to fund our business operations. Interest expense increased to $459,000 in 2003 after decreasing to $426,000 in 2002 from $587,000 in 2001. Our revolving credit facility is our major source of borrowing and results in a significant portion of our interest expense. In 2001, we reduced outstanding balances of some relatively high interest expense equipment financing. We expect net interest expense to increase in 2004 as we use our revolving credit facility more extensively.

  Net Loss

            Our net loss decreased to $3.5 million in 2003 compared to $8.7 million in 2002 and $18.7 million in 2001. The improvement in 2003 from 2002 was the result of increased product revenue,

a higher gross profit percentage on product sales and operating expenses growing more slowly than revenue. The improvement in 2002 from 2001 was the result of increased product sales, higher gross margin percentages on product sales from year-to-year and a reduction in operating expenses. In 2004, we expect favorable trends to continue with increased revenue, an improved gross profit percentage on product revenue and operating expenses growing more slowly than revenue.

  Liquidity, Capital Resources and Financial Condition

            We have incurred negative cash flow from operations since inception in 1988. For the year ended December 31, 2003, we had total revenue of $65.3 million and a net loss of $3.5 million. Our 2003 net cash provided by operations was $570,000 as the result of product licensing fees received during the year offsetting our net loss. At December 31, 2003, we had $4.9 million of cash and cash equivalents, $7.5 million of outstanding borrowings under our line of credit agreement and $3.5 million of additional available borrowing capacity.

            At December 31, 2003, we had outstanding obligations for long-term debt and capital leases totaling $2.5 million primarily related to two term loans with Wells Fargo Business Credit and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One of these two term loans is secured by real estate at Diamond and had an outstanding balance at December 31, 2003 of $1.32 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. The other term loan is secured by machinery and equipment at Diamond and had an outstanding balance at December 31, 2003 of approximately $240,000 payable in monthly installments of $18,667 plus interest. Both loans have a stated interest rate of prime plus 1.5%. The subordinated promissory note with a remaining balance of $750,000 is secured by Diamond's manufacturing facility and is payable $250,000 in 2004 and $500,000 in 2005 and has a stated interest rate of prime plus 0.25%. In addition, Diamond has promissory notes to the Iowa Department of Economic Development and two with the City of Des Moines with outstanding balances at year-end of $14,000, $10,000 and $168,000, respectively, due in annual, monthly and monthly installments through June 2004, May 2004 and June 2006, respectively. All three promissory notes have a stated interest rate of 3.0% and the first two notes above have an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of Diamond's assets and both lenders have subordinated their first security interest to Wells Fargo. Our capital lease obligations totaled $23,000 at year-end 2003.

            At December 31, 2003, we also had an $11.0 million asset-based revolving line of credit with Wells Fargo Business Credit which expires on May 31, 2006. At December 31, 2003, $7.5 million was outstanding under this line of credit. On March 26, 2004, we signed an amended agreement that increased the amount available under the revolving line of credit to $12.0 million and established our financial covenants for 2004. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement.

            Net cash provided by operating activities was $570,000 in 2003, compared to cash used of $6.5 million in 2002. The improvement is primarily attributable to our lower net loss and up-front fees received. During 2003, we recorded deferred revenue from various transactions of approximately $6.3 million related primarily to the licensing of product rights or technology rights to third parties.

The related deferred revenue will be recognized on a straight-line basis over the remaining lives of the products or patents, which approximates the period over which we will complete our obligations under these agreements. Also, accounts payable and accrued liabilities increased by $1,184,000 in 2003 due to higher inventory levels and accrued sales commissions as compared to a decrease of $1.6 million in 2002 related to the payments of the majority of the $2.0 million of restructuring expense and other which was accrued or payable at December 31, 2001. Accounts receivable increased by nearly $3.0 million as a result of the record fourth quarter revenue. Additionally, accounts receivable decreased by $538,000 in 2002 compared to an increase of $2.3 million in 2001 due to stronger collections across our Company which was primarily due to the increased sales through distribution under our new business model.

            Net cash flows from investing activities used cash of $1.8 million during 2003, compared to providing $4.6 million and $1.9 million in 2002 and 2001, respectively. Cash used for capital expenditures and capitalized patent costs totaled $1.8 million in 2003. The cash provided in 2002 was primarily from licensing fees received during the year related to certain product rights and technology rights and was offset by the costs of replacing the roof on the manufacturing facility in Des Moines, Iowa. The cash provided in 2001 resulted from the sale of our marketable securities offset by capital expenditures for the year. Expenditures for property and equipment totaled $1.4 million, $1.2 million and $839,000 in 2003, 2002 and 2001, respectively. We currently expect to spend approximately $2.0 million in 2004 for capital equipment, including expenditures to upgrade certain manufacturing operations to improve efficiencies and to assure ongoing compliance with regulatory requirements.

            Net cash flows from financing activities used cash of $28,000 in 2003 as compared to providing $2.2 million in 2002 and $14.8 million in 2001. In 2003, proceeds from the exercise of stock options and a new loan from the City of Des Moines at Diamond provided cash of $819,000. Cash was used to reduce the outstanding balances of debt and capital leases in 2003. In 2002, our primary sources of financing cash flows were $2.9 million of borrowings under our revolving credit facility and from a significant customer for the roof replacement project at Diamond. Our primary sources of cash from financing activities in 2001 were two private placements of our common stock in February and December with net proceeds of approximately $11.0 million and borrowings under our credit facility of $5.7 million. We repaid debt and capital lease obligations totaling $2.0 million in 2001.

            Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the procurement and enforcement of patents important to our business and the results of competition.

            Our financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2004 and into 2005. Our financial plan for 2004 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross profit margins and limiting the increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See "Factors that May Affect Results."

            A summary of our contractual obligations at December 31, 2003 is shown below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term Debt	$2,506	$771	$1,735	$—	$—
Capital Lease Obligations	23	12	8	3	—
Line of Credit	7,528	7,528	—	—	—
Operating Leases	1,575	988	587	—	—
Unconditional Purchase Obligations	6,378	1,540	4,358	480	—
Other Long-term Obligations	212	—	—	—	212

Total Contractual Cash Obligations	$18,222	$10,839	$6,688	$483	$212

  Net Operating Loss Carryforwards

            As of December 31, 2003, we had both a net operating loss carryforward, or NOL, of approximately $165.7 million and a research and development tax credit carryforward of approximately $624,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, we will be limited in the utilization of those NOL's generated to offset future taxable income. Similar limitations also apply to the utilization of the research and development tax credits to offset taxes payable. We believe that this limitation may affect the eventual utilization of our NOL carryforward.

  Recent Accounting Pronouncements

            For multiple-element arrangements that are not subject to a higher level of authoritative literature, we follow the guidelines of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in determining the separate units of accounting. For those arrangements subject to the separation criteria of EITF 00-21, we account for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the customer on a standalone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require us to make judgments. The adoption of EITF 00-21 (effective for transactions entered into after June 30, 2003) has not had a significant impact on our accounting to date.

            On April 22, 2003, the Financial Accounting Standards Board (the "FASB") announced its intent to require all companies to expense the fair value of employee stock options at some future date. Under the FASB's proposal, companies will be required to measure and expense the fair value of the options granted and other equity based compensation. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the option's fair value). Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes option pricing model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding. Changes to each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical prices of our common stock, which may not be indicative of future prices. We have used a software program to determine volatility and expected lives of 132% and 4.6 years, respectively, which are used to calculate values for options issued in 2003. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of "at-the-money" options priced under different volatility and time to expiration assumptions as compared to an "at-the-money" option priced assuming volatility of 132%, time to expiration of 4.6 years, risk free interest rate of 2.73% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $2.50 and we value 100,000 options to buy a share at that price (i.e. "at-the-money" options) using a volatility of 132%, a time to expiration of 4.6 years, a risk free interest rate of 2.73% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $213,500; if we value the options under the same assumptions except we assume a volatility of 60% rather than 132% and a time to expiration of 6 years instead of 4.6 years, we obtain a value of approximately $143,800, or approximately 67% of the fair value calculated under our original assumptions, as can be seen in the table below.

		Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%
	1	9%	15%	22%	29%	35%	42%	48%	54%	59%	65%
	2	13%	22%	32%	41%	49%	57%	65%	72%	78%	84%
Time to	3	17%	28%	39%	49%	59%	68%	76%	83%	90%	95%
Expiration	4	20%	33%	45%	56%	67%	76%	85%	92%	97%	102%
(in years)	5	23%	37%	50%	62%	73%	83%	91%	97%	103%	107%
	6	26%	41%	55%	67%	79%	88%	96%	102%	107%	110%
	7	29%	44%	59%	72%	83%	92%	100%	105%	109%	112%
	8	31%	47%	62%	76%	87%	96%	103%	108%	111%	114%
	9	34%	50%	66%	79%	90%	99%	105%	110%	113%	115%
	10	36%	53%	69%	82%	93%	101%	107%	111%	114%	116%

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

            We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, including i-STAT Corporation (recently acquired by Abbott Laboratories), Arkray, Inc., Boule Diagnostics International AB and Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.); for certain of our point-of-care diagnostic and other tests, primarily Quidel Corporation and Diagnostic Chemicals, Ltd.; for the manufacture of our allergy immunotherapy treatment products, ALK-Abello, Inc. and Greer Laboratories, Inc.; as well as others for other products. We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2004 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

  •
  The loss of product rights upon expiration or termination of an existing agreement.    Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which could be significant if we have built a significant installed base, further hurting our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

  •
  High switching costs.    If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.

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

  •
  Regulatory risk.    Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers' compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

  •
  Developmental delays.    We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

  •
  Limited intellectual property rights.    We may not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

            Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to effectively sell our products and substantially harm our business.

            We anticipate future losses and may not be able to achieve sustained profitability.

            We have incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2003, we had an accumulated deficit of $205.3 million. Notwithstanding our first profitable month in June 2002, our first profitable quarter for the three months ended December 31, 2002 and our second profitable quarter for the three months ended December 31, 2003, we do not expect to be profitable in the first or second quarters of 2004. Although we were profitable for the six months ended December 31, 2003, we anticipate that we will continue to incur additional operating losses in the first half of 2004. Our ability to be profitable in the second half of 2004, and future periods will depend, in part, on our ability to increase sales in our Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

            Factors beyond our control may cause our revenue to fluctuate, and since many of our expenses are fixed, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls and our stock price to decline.

            We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

  •
  supply of products from third party suppliers or termination of such relationships;

  •
  the introduction of new products by our competitors or by us;

  •
  competition and pricing pressures from competitive products;

  •
  our distribution strategy and our ability to maintain relationships with distributors;

  •
  large customers failing to purchase at historical levels;

  •
  fundamental shifts in market demand;

  •
  manufacturing delays;

  •
  shipment problems;

  •
  regulatory and other delays in product development;

  •
  product recalls;

  •
  changes in our reputation and/or market acceptance of our current or new products; and

  •
  changes in the mix of products sold.

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

            Our financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2004 and into 2005. Our financial plan for 2004 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross profit margins and limiting the increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

            Additional capital may not be available on acceptable terms, if at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Alternatively, we may have to relinquish rights to certain of our intellectual property, products or marketing rights if we are required to obtain funds though collaborative agreements or otherwise. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

            We expect to experience volatility in our stock price, which may affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

            The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology and other companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.84 to a high of $3.48. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

  •
  stock sales by large stockholders;

  •
  our quarterly operating results;

  •
  termination of our third party supplier relationships;

  •
  announcements of technological innovations or new products by our competitors or by us;

  •
  litigation;

  •
  regulatory developments, including delays in product introductions;

  •
  developments in our relationships with collaborative partners;

  •
  developments or disputes concerning patents or proprietary rights;

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

            We must maintain various financial and other covenants under our revolving line of credit agreement in order to borrow and fund our operations.

            Under our revolving line of credit with Wells Fargo Business Credit, we are required to comply with various financial and non-financial covenants in order to borrow under that agreement to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2004. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We have obtained modifications and waivers of these covenants in the past. There is no guarantee that similar modifications and waivers, if needed, would be available in the future.

            Failure to comply with any of the covenants, representations or warranties could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. Furthermore, all amounts due under the credit facility mature on May 31, 2006. We intend to rely on available borrowings under the credit agreement to fund our operations in 2004. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to fund our cash needs and continue our operations, which capital may not be available on acceptable terms, or at all.

            Our future revenues depend on the research, development, commercialization and market acceptance of new products, any of which can be slower than we expect.

            The future success of our business depends on our ability to develop a broad range of new products addressing companion animal healthcare. The acceptance of our products by veterinarians is critical to our success. We believe that our revenue growth and profitability will substantially depend upon our ability to

  •
  improve market acceptance of our current products;

  •
  complete development of new and innovative products; and

  •
  successfully introduce and commercialize such products.

            The research, development and regulatory approval process for many of our products is extensive and may take substantially longer than we anticipate. New products that we are developing for the veterinary marketplace may not perform up to our expectations. Because we have limited resources to devote to product development and commercialization, any delay in the research or development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other product candidates. If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

            Furthermore, we may choose to license any new or existing product to another entity for commercialization for strategic reasons or due to marketing, sales or distribution constraints. Although we may continue to manufacture the licensed product, we will receive a smaller portion of the revenues derived from sales of that product than if we had sold the product ourselves.

            As a result of our strategy to develop innovative products for our market, we have also experienced a delay in market acceptance of these novel products, particularly where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in the companion animal annual health examinations, market acceptance of the product has been slower than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

            We may be unable to successfully market and distribute our products and implement our distribution strategy.

            The market for companion animal healthcare products is highly fragmented. Because our proprietary products are available only by prescription and our medical instruments require technical training, we sell our companion animal health products for use only by veterinarians. The acceptance of our products by veterinarians is critical to our success. Therefore, we may fail to reach a substantial segment of the potential market.

            We currently market our products in the United States to veterinarians through approximately 13 independent third-party distributors who carry our full line of companion animal products, approximately 12 independent third-party distributors who carry portions of our companion animal product line and through a direct sales force. In 2002, we began to rely on distributors for a greater portion of our sales and therefore have needed to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

            We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

            Our largest customer accounted for 15% or more of our total revenue for the previous three years, and the loss of that customer or other significant customers could harm our operating results.

            We currently derive a substantial portion of our revenue from sales by our subsidiary, Diamond. Revenue from one contract between Diamond and AgriLabs comprised approximately 16%, 17% and 15% of consolidated revenue in 2001, 2002 and 2003, respectively. In 2002, we signed a contract extension with AgriLabs that extends their exclusive (outside of Canada) marketing rights to certain of our products through 2013 as long as they make specified minimum purchases, which increase each year. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004 and will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product line under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. If AgriLabs does not purchase from Diamond at its historical levels and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed.

            Sales from our next three largest customers accounted for an aggregate of approximately 13% of our revenues in 2003. If we are unable to maintain our relationships with one or more of these customers, our sales may decline.

            We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. If the third parties are not successful in marketing our products our sales may not increase.

            Our agreements with our corporate marketing partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We recently entered into an agreement granting SPAH distribution and marketing rights in the U.S. for our new canine heartworm preventative product, TRI-HEART Chewable Tablets. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. Leo Animal Health A/S currently exclusively distributes the E-SCREEN test, both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe. In addition, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. In addition, we have entered into agreements with Novartis to market or co-market certain of the products that we are currently developing. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is generally nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with SPAH requires us to potentially pay termination penalties if we are unable to supply product over an extended period of time.

            We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

            We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. Other companies with a significant presence in the animal health market, such as Bayer AG, Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation and Wyeth, may have developed or may be developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, better-established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited.

            Our common stock is currently listed on the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

            Our common stock was originally listed on the Nasdaq National Market. In September 2002 we transferred our listing to the Nasdaq SmallCap Market when we were unable to meet the minimum bid price requirement. We cannot assure you that we will be able to maintain our listing on the Nasdaq stock market, which includes additional quantitative and qualitative requirements in addition to a $1.00 minimum bid price. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult to raise capital in the future.

            We may face costly intellectual property disputes or, our technology or that of our collaborators may become the subject of legal action.

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

            We license technology from a number of third parties, including Synbiotics Corporation, Corixa Corporation, Roche Molecular Systems, Inc., New England Biolabs, Inc. and Hybritech Inc., as well as a number of research institutions and universities. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. We currently do not have any unresolved notices of infringement. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

            We depend on partners in our research and development activities. If our current partnerships and collaborations are not successful, we may not be able to develop our technologies or products.

            For several of our proposed products, we are dependent on collaborative partners to successfully and timely perform research and development activities on our behalf. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We have also collaborated with several of our instrument suppliers on new products, including working with i-STAT Corporation (recently acquired by Abbott Laboratories) on our handheld electrolyte instrument, Arkray, Inc. on our chemistry instrument, Boule Diagnostics International AB on our hematology instrument, and with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.) on veterinary monitoring instruments. We have also worked with Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test as a further example. In the future, one or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

            We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

            Our future success is substantially dependent on the efforts of our senior management and scientific team, particularly Dr. Robert B. Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of our business, we depend substantially on our ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical, chemical and other companies, specialized biotechnology, medical device and other health care firms, and universities and other research institutions for qualified personnel in the areas of our activities. Although we have an employment agreement with Dr. Grieve, he is an at-will employee, which means that either party may terminate his employment at any time without prior notice. If we lose the services of, or fail to recruit, key scientific, technical and other personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

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

            Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline IMMUCHECK Assay and FELINE ULTRANASAL FVRCP Vaccine, both of which have experienced delays in the regulatory approval process, some of which are beyond our control, that have delayed the anticipated launch of these products from 2003 to 2004.

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

            Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

            Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

            We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans (both of which we have) should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we may have significant accounting charges. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options grants. If we are required to record such expenses in our 2004 financial statements, it is unlikely we would be able to achieve profitability in 2004.

            Legislative actions and higher insurance costs are likely to cause our general and administrative costs to increase.

            We will be required to comply with additional reporting requirements of the Sarbanes-Oxley Act of 2002, particularly section 404, as well as with new listing standards adopted by Nasdaq. Due to these requirements, we may hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase in 2004. Insurers are also likely to increase premiums as a result of the high claims rates incurred in the past several years, and so our premiums for various insurance policies, including our directors' and officers' insurance policies, are likely to increase. These increased costs will offset anticipated increases in our revenue and thus impact our profitability.

            We may face product returns and product liability litigation and the extent of our insurance coverage is limited. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could decline.

            The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of our other products for an indeterminate time period. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We may not be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the $5 million limit of our insurance coverage or which results in significant adverse publicity against us, we may lose revenue, be required to make substantial payments and lose or fail to achieve market acceptance. Furthermore, our agreements with some suppliers of our instruments contain limited warranty provisions, which may subject us to liability if a supplier fails to meet its warranty obligations if a defect is traced to our instrument or if we cannot correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction, a successful claim could require us to pay substantial damages.

            We may be held liable for the release of hazardous materials, which could result in extensive clean up costs or otherwise harm our business.

            Our products and development programs involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result. Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations. In addition, we may incur substantial costs to comply with environmental regulations if we choose to expand our manufacturing capacity.

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

  Interest Rate Risk

            The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At December 31, 2003, approximately $9.8 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.40%. We manage interest rate risk by investing excess funds principally in cash equivalents or marketable securities, which bear interest rates that reflect current market yields. We completed an interest rate risk sensitivity analysis of these borrowings based on an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in interest expense of approximately $98,000 based on our outstanding balances as of December 31, 2003. We also had approximately $4.9 million of cash and cash equivalents at December 31, 2003, the majority of which is invested in liquid interest bearing accounts. Based on our outstanding balances, a one-percentage point increase/decrease in market interest rates would cause an annual increase/decrease in our interest income of approximately $49,000 based on outstanding balances as of December 31, 2003.

  Foreign Currency Risk

            Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2003.

            We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our 2003 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $500,000.

Item 8. Financial Statements and Supplementary Data.

HESKA CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Heska Corporation:

            We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Heska Corporation and subsidiaries for the year ended December 31, 2001 and the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial schedule, before the restatement described in Note 2 to the consolidated financial statements, in their report dated February 1, 2002 (except with respect to the matters discussed in Note 15 to those financial statements, as to which the date is March 13, 2002).

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2003 financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            As discussed in Note 2 to the consolidated financial statements, Heska Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

            As discussed above, the 2001 consolidated financial statements of Heska Corporation and subsidiaries were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Heska Corporation and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
March 29, 2004

            The report of Arthur Andersen LLP (Andersen) included below is a copy of a report previously issued by Andersen on February 1, 2002 (except with respect to the matter discussed in Note 15 to the 2001 financial statements, as to which the date is March 13, 2002). We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to consolidated balance sheets as of December 31, 2001 and 2000 and statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, which are not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

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

/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
February 1, 2002 (except with respect
to the matter discussed in Note 15, as
to which the date is March 13, 2002).

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,026	$4,877
Accounts receivable, net of allowance for doubtful accounts of $229 and $192, respectively	9,722	12,673
Inventories, net	8,191	10,328
Other current assets	761	839

Total current assets	24,700	28,717
Property and equipment, net	8,968	7,973
Goodwill and intangible assets, net	1,718	1,993
Other assets	199	213

Total assets	$35,585	$38,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,362	$6,186
Accrued liabilities	4,515	3,386
Current portion of deferred revenue	463	633
Line of credit	7,596	7,528
Current portion of capital lease obligations	43	12
Current portion of long-term debt	2,295	771

Total current liabilities	19,274	18,516
Capital lease obligations, net of current portion	9	11
Long-term debt, net of current portion	761	1,735
Deferred revenue, net of current portion, and other	6,331	11,978

Total liabilities	26,375	32,240

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 47,808,105 and 48,826,937 shares issued and outstanding, respectively	48	49
Additional paid-in capital	211,726	212,131
Deferred compensation	(471)	(165)
Accumulated other comprehensive loss	(261)	(68)
Accumulated deficit	(201,832)	(205,291)

Total stockholders' equity	9,210	6,656

Total liabilities and stockholders' equity	$35,585	$38,896

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenue:
Products, net of sales returns and allowances	$46,386	$50,095	$63,950
Research, development and other	1,897	1,231	1,375

Total revenue	48,283	51,326	65,325
Cost of products sold	28,655	30,201	38,399

	19,628	21,125	26,926

Operating expenses:
Selling and marketing	13,981	13,128	15,750
Research and development	13,565	8,570	6,772
General and administrative	8,181	6,755	7,083
Restructuring expenses and other	2,023	1,007	515

Total operating expenses	37,750	29,460	30,120

Loss from operations	(18,122)	(8,335)	(3,194)
Other income (expense):
Interest income	324	92	71
Interest expense	(587)	(426)	(459)
Other, net	(306)	—	174

Loss before income taxes	(18,691)	(8,669)	(3,408)
Income tax expense	—	—	(51)

Net loss	(18,691)	(8,669)	(3,459)

Other comprehensive income (loss):
Foreign currency translation adjustments	(222)	328	159
Changes in unrealized gain on marketable securities	45	—	—
Minimum pension liability adjustments	(175)	14	34
Changes in unrealized gain (loss) on forward contracts	(24)	24	—

Other comprehensive income (loss)	(376)	366	193

Comprehensive loss	$(19,067)	$(8,303)	$(3,266)

Basic and diluted net loss per share	$(0.48)	$(0.18)	$(0.07)

Weighted average outstanding shares used to compute basic and diluted net loss per share	38,919	47,720	48,115

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2000	34,073	$34	$199,789	$—	$(251)	$(174,472)	$25,100
Issuance of common stock from private placements, net of $823 of costs	12,366	13	10,880	—	—	—	10,893
Issuance of common stock related to options, ESPP and other	358	—	211	—	—	—	211
Issuance of restricted stock (Note 7)	1,045	1	709	(710)	—	—	—
Recognition of stock based compensation	—	—	—	29	—	—	29
Foreign currency translation adjustments	—	—	—	—	(222)	—	(222)
Minimum pension liability adjustments	—	—	—	—	(175)	—	(175)
Changes in unrealized gain on marketable securities	—	—	—	—	45	—	45
Changes in unrealized gain/loss on forward contracts	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(18,691)	(18,691)

Balances, December 31, 2001	47,842	48	211,589	(681)	(627)	(193,163)	17,166
Issuance of common stock related to options, ESPP and other	269	—	137	—	—	—	137
Repurchase of restricted stock	(303)	—	—	77	—	—	77
Recognition of stock based compensation	—	—	—	133	—	—	133
Foreign currency translation adjustments	—	—	—	—	328	—	328
Minimum pension liability adjustments	—	—	—	—	14	—	14
Changes in unrealized gain/loss on forward contracts	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(8,669)	(8,669)

Balances, December 31, 2002	47,808	48	211,726	(471)	(261)	(201,832)	9,210
Issuance of common stock related to options, ESPP and other	1,022	1	618	—	—	—	619
Repurchase of restricted stock	(3)	—	(213)	213	—	—	—
Recognition of stock based compensation	—	—	—	93	—	—	93
Minimum pension liability adjustments	—	—	—	—	34	—	34
Foreign currency translation adjustments	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(3,459)	(3,459)

Balances, December 31, 2003	48,827	$49	$212,131	$(165)	$(68)	$(205,291)	$6,656

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(18,691)	$(8,669)	$(3,459)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,445	2,367	1,749
Amortization of intangible assets	270	141	145
Stock based compensation	29	133	93
Loss on disposition of assets	—	—	163
Provision for bad debt allowance	373	53	57
Provision for (utilization of) excess and obsolete inventory allowance	(295)	418	(230)
Changes in operating assets and liabilities:
Accounts receivable	(2,253)	538	(2,950)
Inventories	422	(20)	(1,907)
Other current assets	(321)	385	(78)
Other long-term assets	689	(23)	(14)
Accounts payable	893	150	1,824
Accrued liabilities	2,044	(1,753)	(640)
Deferred revenue and other long-term liabilities	(643)	(221)	5,817

Net cash provided by (used in) operating activities	(14,038)	(6,501)	570

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	—	5,678	—
Proceeds from sale of marketable securities	2,500	—	—
Proceeds from disposition of property and equipment	196	117	35
Purchases of property and equipment and capitalized patent costs	(839)	(1,207)	(1,827)

Net cash provided by (used in) investing activities	1,857	4,588	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,104	137	619
Proceeds from (repayments of) line of credit borrowings, net	5,737	1,859	(68)
Proceeds from other borrowings	—	1,000	200
Repayments of debt and capital lease obligations	(2,030)	(823)	(779)

Net cash provided by (used in) financing activities	14,811	2,173	(28)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(96)	56	101

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,534	316	(1,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,176	5,710	6,026

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,710	$6,026	$4,877

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS

            Heska Corporation ("Heska" or the "Company") discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets. The Company has devoted substantial resources to the research and development of innovative products in these areas, where it strives to develop high value products for unmet needs and advance the state of veterinary medicine.

            Heska is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health. The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Diamond Animal Health segment ("Diamond") includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All Diamond products are currently sold by third parties under third party labels.

            The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 2003, have totaled $205.3 million. During the twelve months ended December 31, 2003, the Company incurred a loss of approximately $3.5 million and operations provided cash of approximately $570,000.

            The Company's primary short-term needs for capital are its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual, or sustained profitability in the future.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

            The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory and in evaluating long-lived assets for impairment.

Concentration of Credit Risk

            Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits, U.S. government agency obligations and U.S. corporate commercial paper. The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

Cash and Cash Equivalents

            Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. The Company values its Japanese yen at the spot market rate as of the balance sheet date. Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $48,000, $52,000 and $0 during the fiscal years ended December 31, 2001, 2002 and 2003, respectively. The Company held no Japanese yen at December 31, 2003.

Fair Value of Financial Instruments

            The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2003, approximates the carrying value.

Inventories

            Inventories are stated at the lower of cost or market using the first-in, first-out method. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to fair value.

            Inventories, net of provisions, consist of the following (in thousands):

	December 31,
	2002	2003
Raw materials	$2,247	$3,207
Work in process	3,116	3,659
Finished goods	2,828	3,462

	$8,191	$10,328

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

            Property and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Life
		2002	2003
Land	N/A	$377	$377
Building	10 to 20 years	3,801	3,801
Machinery and equipment	3 to 15 years	18,421	18,494
Leasehold improvements	7 to 15 years	4,334	4,469

		26,933	27,141
Less accumulated depreciation and amortization		(17,965)	(19,168)

		$8,968	$7,973

            Depreciation and amortization expense for property and equipment was $3.4 million, $2.4 million and $1.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Realizability of Long-Lived Assets

            The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Long-lived assets held for disposal are reported at the lower of the carrying amount or estimated fair value, less costs to sell.

Goodwill and Other Intangible Assets

            The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization. Rather, goodwill will be subject to an annual assessment for impairment. Impairment is indicated when the carrying amount of the related reporting unit is greater than its estimated fair value.

            The Company's recorded goodwill relates to the acquisition in 1997 of Heska AG. Beginning in fiscal 2002, this goodwill is no longer amortized, but is reviewed at least annually for impairment. At December 31, 2002 and 2003, goodwill was approximately $640,000, and is included in the assets of the Companion Animal Health segment. The Company completed its annual analysis of the fair value of its goodwill at June 30, 2003 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

            The Company incurs costs paid to third parties to obtain and protect patents on its proprietary technologies. The Company capitalizes qualifying costs related to its patents. At December 31, 2002 and 2003, respectively, the cost basis of the capitalized patent costs was approximately $1.5 million and $2.0 million, the accumulated amortization was approximately $450,000 and $595,000 and, the net book value was approximately $1.1 million and $1.4 million. The Company expects amortization expense for these capitalized patent costs of approximately $140,000 in 2004 and approximately $140,000 for each of the four years thereafter. These costs are being amortized over an average life of 15 years which is the estimated useful life of the patents. Amortization expense for the years ended December 31, 2001, 2002 and 2003, was approximately $270,000, $141,000 and $145,000, respectively. There are no additional intangible assets not being amortized on a periodic basis. These intangible assets are included in the assets of the Companion Animal Health segment.

            The following table reflects the impact of goodwill amortization on the Company's 2001 results and the pro forma results if goodwill had not been amortized (in thousands, except per share amounts):

	For the Year Ended December 31,
	2001	2002	2003
Reported net loss	$(18,691)	$(8,669)	$(3,459)
Add back: Goodwill amortization	210	—	—

Adjusted net loss	$(18,481)	$(8,669)	$(3,459)

Basic and diluted earnings per share:
Reported net loss	$(0.48)	$(0.18)	$(0.07)
Goodwill amortization	0.01	—	—

Adjusted net loss	$(0.47)	$(0.18)	$(0.07)

Derivative Instruments and Hedging Activities

            The Company has utilized derivative financial instruments to reduce financial market risks in the past. If used, these instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's hedging activities were curtailed in 2002. There were no hedging activities in 2003.

Revenue Recognition

            The Company generates its revenues through sale of products, licensing of technology, and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 104 "Revenue Recognition" (SAB 104). The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred or services rendered;

  •
  Price is fixed or determinable; and

  •
  Collectibility is reasonably assured.

            Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed.

            In addition to its direct sales force, the Company utilizes third party distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory.

            License revenue under arrangements to sell product or technology rights is recognized upon the sale and completion by the Company of all obligations under the agreement. Generally, these licensing revenues are deferred and recognized over the estimated life of the related patents or products. In 2003, the Company deferred approximately $6.0 million under these types of arrangements. Royalties are recognized as products are sold to customers.

            During 2003, the Company received approximately $6.3 million related to the licensing of product rights and/or technology rights to third parties. These payments were initially deferred and will be recognized on a straight-line basis over the remaining lives of the products or patents, which approximates the period over which the Company will complete its obligations under these agreements.

            The Company recognizes revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned under a proportional performance method or actual non-refundable cash received to date under the agreement.

Cost of Products Sold

            Royalties payable in connection with certain licensing agreements (see Note 11) are reflected in cost of products sold as incurred.

Stock-Based Compensation

            The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). At December 31, 2003, the Company had two stock-based compensation plans. See Note 7 for a description of these plans and additional disclosures regarding the plans. The Company recorded compensation expense of $29,000, $133,000 and $93,000 related to the Company's restricted stock for the years ended December 31, 2001, 2002 and 2003, respectively.

            Had compensation expense for the Company's stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2001, 2002 and 2003 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
	(in thousands except share data)
Net loss as reported	$(18,691)	$(8,669)	$(3,459)
Stock-based employee compensation expense included in the determination of net loss, as reported	29	133	93
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(1,023)	(1,572)	(1,688)

Net loss, pro forma	$(19,685)	$(10,108)	$(5,054)

Net loss per share:
Basic and diluted—as reported	$(0.48)	$(0.18)	$(0.07)

Basic and diluted—pro forma	$(0.51)	$(0.21)	$(0.11)

Advertising Costs

            The Company expenses advertising costs as incurred. Advertising expenses were $747,000, $681,000 and $748,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Restructuring Expenses and Other

            The Company recorded net restructuring expenses of $1.5 million, $386,000 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively (See Note 4). During 2001, 2002 and 2003, the Company also recognized approximately $495,000, $621,000 and $515,000, respectively, of expenses resulting from certain personnel severance costs, management's decision to not pursue a strategic transaction after extensive evaluation and settlement of litigation, respectively.

            Restructuring expenses recorded during 2002 were approximately $716,000 related primarily to personnel severance costs for 32 individuals and the costs associated with disposal of leased vehicles and other costs for certain of the employees.

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

Basic and Diluted Net Loss Per Share

            Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, net of unvested shares of restricted stock, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At December 31, 2001, 2002 and 2003, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 3,901,860, 6,378,586 and 7,954,648 shares, respectively, of the Company's common stock.

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

Foreign Currency Translation

            The functional currency of the Company's international subsidiary is the Swiss Franc. Assets and liabilities of the Company's international subsidiary are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations.

New Accounting Pronouncements

            For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board's ("FASB")

Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in determining the separate units of accounting. For those arrangements subject to the separation criteria of EITF 00-21, the Company accounts for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a standalone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require judgments to be made by the Company. The adoption of EITF 00-21 (effective for transactions entered into after June 30, 2003) has not had a significant impact on the Company's accounting to date.

3.     CAPITAL LEASE OBLIGATIONS

            The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 2002 and 2003, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $465,000 and $93,415 and net book value of approximately $16,000 and $23,000, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2008, at interest rates ranging from 11.0% to 15.0% per annum. The equipment under the capital leases serves as security for the leases.

            The future annual minimum required payments under capital lease obligations as of December 31, 2003 were as follows (in thousands):

Year Ending December 31,
2004	$13
2005	4
2006	4
2007	4
Thereafter	3

Total future minimum lease payments	28
Less amount representing interest	(5)

Present value of future minimum lease payments	23
Less current portion	(12)

Total long-term capital lease obligations	$11

4.     RESTRUCTURING EXPENSES

            In 2002, the Company recorded restructuring charges of $566,000 for personnel severance costs and other expenses related to 32 individuals and $150,000 related to the closure of a leased facility. The Company also reversed approximately $330,000 of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For 2002, the Company recorded net restructuring expenses totaling $386,000.

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

            Shown below is a reconciliation of restructuring costs for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	Balance at December 31, 2000	Additions for the Fiscal Year Ended December 31, 2001	Payments/Charges Through December 31, 2001	Balance at December 31, 2001
Severance pay and benefits	$—	$378	$—	$378
Leased facility closure costs	176	50	176	50
Products and other	—	1,100	—	1,100

Total	$176	$1,528	$176	$1,528

	Balance at December 31, 2001	Additions for the Fiscal Year Ended December 31, 2002	Payments/Charges Through December 31, 2002	Other	Balance at December 31, 2002
Severance pay and benefits	$378	$466	$(765)	$(6)	$73
Leased facility closure costs	50	150	(80)	—	120
Products and other	1,100	100	(726)	(324)	150

Total	$1,528	$716	$(1,571)	$(330)	$343

	Balance at December 31, 2002	Additions for the Fiscal Year Ended December 31, 2003	Payments/Charges Through December 31, 2003	Balance at December 31, 2003
Severance pay and benefits	$73	$—	$(73)	$—
Leased facility closure costs	120	—	(69)	51
Products and other	150	—	(80)	70

Total	$343	$—	$(222)	$121

            The balance of $343,000 and $121,000 is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2003, respectively.

5.     LONG-TERM DEBT

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2002	2003
Promissory note to the Iowa Department of Economic Development ("IDED"), due in annual installments through June 2004, with a stated interest rate of 3.0% and a 9.5% imputed interest rate, net	$28	$14
Promissory note to the City of Des Moines, due in monthly installments through May 2004, with a stated interest rate of 3% and a 9.5% imputed interest rate, net	32	10
Promissory note to the City of Des Moines, due in monthly installments through June 2006, with a stated interest rate of 3%.	—	168
Real estate mortgage loan with a commercial bank, due in monthly installments through May 2006, with the balance due in full May 31, 2006, with a stated interest rate of prime plus 1.5% at December 31, 2002 and 2003 (5.75% and 5.5%, respectively)	1,532	1,324
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments through January 2005, with a stated interest rate of prime plus 1.5% at December 31, 2002 and 2003 (5.75% and 5.5%, respectively)	464	240
Subordinated promissory note with a significant customer for facilities improvements in Des Moines, secured by the manufacturing facility, due in annual installments of $250 in 2004 and $500 in 2005, with a stated interest rate of prime plus 0.25% at December 31, 2002 and 2003 (4.50% and 4.25%, respectively).	1,000	750

	3,056	2,506
Less installments due within one year	(2,295)	(771)

	$761	$1,735

            The Company has a credit facility with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank. The credit facility includes the real estate mortgage loan and term loan above, and a $11.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2003 of prime plus 1.5% (5.50%). This asset-based revolving line of credit was increased to $12.0 million effective March 26, 2004. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company's assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum cash balances or liquidity levels. The amount available for borrowings under the credit facility will be determined based on the borrowing base as defined by the credit agreement. As of December 31, 2003, approximately $7.5 million was outstanding on the line of credit and there was $3.5 million available capacity for additional borrowings under the line of credit agreement. As of December 31, 2003, the Company was in technical non-compliance with one covenant which required that covenants for 2004 be agreed upon by that date. The Company submitted its financial plan for 2004 prior to year end 2003, but unforeseen personnel changes at Wells Fargo Business Credit, Inc. delayed the finalization of the 2004 covenants prior to year end 2003. This covenant was waived under the March 26, 2004 amendment. The Company was in compliance with all other covenants as of December 31, 2003.

            The IDED and City of Des Moines promissory notes are secured by a first security interest in essentially all assets of Diamond except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. The IDED has subordinated all of its security interest in these assets to the commercial bank providing credit to the Company. The City of Des Moines has subordinated up to $15 million of its security interest in these assets to the same commercial bank.

            Maturities of long-term debt as of December 31, 2003 were as follows (in thousands):

Year Ending December 31,
2004	$771
2005	796
2006	939
Thereafter	—

$2,506

6.     INCOME TAXES

            As of December 31, 2003, the Company has both a net operating loss carryforward, or NOL, of approximately $165.7 million and a research and development tax credit carryforward of approximately $624,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company experienced a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As such, the Company will be limited in the utilization of those NOL's generated to offset future taxable income. Similar limitations also apply to the utilization of the research and development tax credits to offset taxes payable. The Company believes that this limitation may affect the eventual utilization of its NOL carryforward.

            The Company's NOL's represent an unrecognized tax benefit. Recognition of these benefits requires future taxable income and the Company believes, based on its history of operating losses since inception, that it is more likely than not that it will be unable to generate sufficient taxable income to utilize the NOL's, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations.

            The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Domestic	$(17,816)	$(8,701)	$(3,752)
Foreign	(875)	32	344

	$(18,691)	$(8,669)	$(3,408)

            Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2002	2003
Current deferred tax assets (liabilities):
Inventory	$274	$78
Accrued compensation	92	164
Restructuring reserve	195	46
Other	242	394

	803	682
Valuation allowance	(803)	(682)

Total current deferred tax assets (liabilities)	—	—

Noncurrent deferred tax assets (liabilities):
Research and development and other credits	774	624
Deferred revenue	584	4,595
Pension liability	44	—
Amortization of intangible assets	(243)	(517)
Gain/loss on assets held for sale	—	—
Property and equipment	470	603
Net operating loss carryforwards	65,670	63,388

	67,299	68,693
Valuation allowance	(67,299)	(68,693)

Total noncurrent deferred tax assets (liabilities)	$—	$—

            The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Current income tax expense (benefit):
Federal	$—	$—	$50
State	—	—	1

Total current expense	—	—	51

Deferred income tax benefit:
Federal	(4,261)	(700)	(1,075)
State	(552)	(91)	(145)
Foreign	(201)	(32)	(53)

Total deferred benefit	(5,014)	(823)	(1,273)
Valuation allowance	5,014	823	1,273

Total income tax expense (benefit)	$—	$—	$51

            The Company's income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

	Year Ended December 31,
	2001	2002	2003
Statutory federal tax rate	(35)%	(34)%	(34)%
State income taxes, net of federal benefit	(3)%	(4)%	(3)%
Other permanent differences	11%	6%	1%
Expiration of tax credits	0%	22%	—
Change in valuation allowance	27%	10%	37%

Effective income tax rate	0%	0%	1%

7.     CAPITAL STOCK

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

Stock Option Plans

            The Company has a stock option plan which authorizes granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. The number of shares reserved for issuance under all plans as of January 1, 2004 was 5,363,016.

            The stock options granted by the board of directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs"). The exercise price for options under all of the plans may be no less than 100% of the fair value of the underlying common stock for ISOs or 85% of fair value for NQs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event the Company is sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.

SFAS No. 123 ("SFAS 123")

            SFAS 123, "Accounting for Stock-Based Compensation", defines a fair value based method of accounting for employee stock options, employee stock purchases, and similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. For disclosure purposes, the Company has computed the fair values of all options granted during 2001, 2002 and 2003, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001	2002	2003
Risk-free interest rate	4.39%	4.61%	2.73%
Expected lives	1.7 years	3.9 years	4.6 years
Expected volatility	86%	105%	132%
Expected dividend yield	0%	0%	0%

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

            The total fair value of options granted was computed to be approximately $1.1 million, $3.4 million and $1.9 million for the years ended December 31, 2001, 2002 and 2003, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $906,000, $1.4 million and $1.5 million for 2001, 2002 and 2003, respectively.

            The Company also granted stock options to non-employees in exchange for consulting services, recording deferred compensation based on the estimated fair value of the options at the date of grant. Deferred compensation was amortized over the applicable service periods.

            A summary of the Company's stock option plans is as follows:

	Year Ended December 31,
	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,964,668	$4.4979	3,901,860	$2.5689	6,378,586	$1.8142
Granted at Market	1,444,844	$1.2047	3,447,225	$0.9571	2,505,117	$0.8907
Granted above Market	431	0.9400	70,802	$0.8100	26,121	$1.4936
Cancelled	(1,477,500)	$6.6312	(1,002,705)	$0.9571	(618,704)	$2.2869
Exercised	(30,583)	$0.3649	(38,596)	$0.3019	(336,472)	$1.0898

Outstanding at end of period	3,901,860	$2.5689	6,378,586	$1.8142	7,954,648	$1.5163

Exercisable at end of period	2,399,954	$2.9447	3,429,776	$2.4619	4,646,765	$1.8790

            The weighted average estimated fair value of options granted during the years ended December 31, 2001, 2002 and 2003 were $0.7821, $0.6581 and $0.7628, respectively.

            The following table summarizes information about stock options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.34 - $0.69	1,063,960	7.85	$0.4284	858,705	$0.4344
$0.70 - $0.95	2,172,369	8.94	$0.8078	629,089	$0.7799
$0.98 - $1.14	1,600,707	7.93	$1.0759	808,042	$1.0823
$1.19 - $1.30	1,498,233	6.21	$1.2258	1,127,915	$1.2282
$1.31 - $15.00	1,619,379	6.42	$3.8859	1,223,014	$4.5854

$0.34 - $15.00	7,954,648	7.56	$1.5163	4,646,765	$1.8790

Employee Stock Purchase Plan (the "ESPP")

            Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,750,000 shares of common stock to its employees. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six-month measurement periods ending June 30 and December 31.

            For the years ended December 31, 2001, 2002 and 2003, the weighted-average fair value of the purchase rights granted was $0.35, $0.24 and $0.31 per share, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was approximately $88,000, $39,000 and $127,000 in 2001, 2002 and 2003, respectively, for the ESPP.

Restricted Stock Exchange

            On August 9, 2001, the Board of Directors approved a proposal to give Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The fair value of the restricted stock at the time of the exchange was $0.68 per share. The restricted stock vests over 48 months beginning November 1, 2001. This exchange resulted in deferred compensation of approximately $710,000 that is being recognized over the vesting period of the restricted stock. The Company recognized $29,000, $133,000 and $93,000 of non-cash compensation expense from this exchange in 2001, 2002 and 2003, respectively.

8.     MAJOR CUSTOMERS

            The Company had sales of 10% or more of total revenue to one customer during the years ended December 31, 2001, 2002 and 2003. One customer who represented 16%, 17% and 15% of total revenues in 2001, 2002 and 2003, respectively, purchased vaccines from Diamond. The same customer represented 12% of total accounts receivable at both December 31, 2002 and 2003.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Cash paid for interest	$587	$426	$459
Purchase of assets under capital lease financing	$—	$—	$14

10.   HEDGING ACTIVITIES

            In April 2001, the Company entered into a series of forward contracts to purchase Japanese yen at various dates throughout the remainder of the year. The yen were used to purchase inventory from a Japanese manufacturer throughout fiscal 2001. Those derivative instruments were designated and qualified as cash flow hedging instruments under the definition provided by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The forward contracts were entered into with settlement dates, and for amounts, that approximately corresponded with the Company's projected needs to purchase inventory with the hedged currency. All of these forward contracts were settled as of December 31, 2001. Those derivative instruments were consistent with the Company's risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The instruments were determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of approximately $24,000 has been recorded in other comprehensive loss as of December 31, 2001. This unrealized loss was reclassified to cost of products sold and recognized as the purchased inventory was sold to customers in 2002.

11.   COMMITMENTS AND CONTINGENCIES

            The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2001, 2002 and 2003, royalties of $866,000, $748,000 and $1.1 million became payable under these agreements, respectively.

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

            The Company has a contract with two suppliers for unconditional annual minimum inventory purchases totaling approximately $6.4 million through fiscal 2006.

            The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2003 as follows (in thousands):

Year Ending December 31,
2004	$988
2005	451
2006	68
2007 and thereafter	68

$1,575

            The Company had rent expense of $861,000, $851,000 and $806,000 in 2001, 2002 and 2003, respectively.

            From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of December 31, 2003, the Company was not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on its business, financial condition or operating results. In 2003, the Company settled litigation regarding alleged patent infringement, resulting in a charge of $515,000 to other operating expenses.

12.   SEGMENT REPORTING

            The Company is comprised of two reportable segments, Companion Animal Health and Diamond Animal Health ("Diamond"). The Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in the Diamond Animal Health segment's assets are transferred at cost and are not recorded as revenue for Diamond. The Diamond Animal Health segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other animals including small mammals, horses and fish. All Diamond products are sold by third parties under third party labels.

            Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs these sponsored research and development projects for both companion animal and livestock purposes.

            Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

	Companion Animal Health	Diamond Animal Health	Other		Total
2001:
Revenue	$34,254	$14,029	$—		$48,283
Operating income (loss)	(18,349)	2,250	(2,023	)(a)	(18,122)
Total assets	52,102	21,079	(35,424)		37,757
Capital expenditures	420	419	—		839
Depreciation and amortization	2,007	1,438	—		3,445

(a)
Includes restructuring expenses of $1.5 million and $495,000 of other (See Note 4).

	Companion Animal Health	Diamond Animal Health	Other		Total
2002:
Revenue	$36,870	$14,456	$—		$51,326
Operating income (loss)	(10,571)	3,243	(1,007	)(b)	(8,335)
Total assets	43,074	17,765	(25,254)		35,585
Capital expenditures	126	1,081	—		1,207
Depreciation and amortization	1,184	1,324	—		2,508

(b)
Includes restructuring expenses of $386,000 and $621,000 of other (See Note 4).

	Companion Animal Health	Diamond Animal Health	Other		Total
2003:
Revenue	$48,719	$16,606	$—		$65,325
Operating income (loss)	(6,391)	3,712	(515	)(c)	(3,194)
Total assets	41,919	16,849	(19,872)		38,896
Capital expenditures	467	940	—		1,407
Depreciation and amortization	678	1,216	—		1,894

(c)
Includes other operating expense of $515,000.

            The Company manufactures and markets its products in two major geographic areas, North America and Europe. The Company's primary manufacturing facilities are located in North America. Revenue earned in North America is attributable to Heska and Diamond. Revenue earned from the sale of products outside of Europe is included in the North America geographic segment. Revenue earned in Europe is primarily attributable to Heska AG.

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

	North America	Europe	Other		Total
2001:
Revenue	$46,518	$1,765	$—		$48,283
Operating income (loss)	(15,782)	(317)	(2,023	)(a)	(18,122)
Total assets	71,288	1,893	(35,424)		37,757
Capital expenditures	821	18	—		839
Depreciation and amortization	3,344	101	—		3,445

(a)
Includes restructuring expenses of $1.5 million and $495,000 of other (See Note 4).

	North America	Europe	Other		Total
2002:
Revenue	$48,975	$2,351	$—		$51,326
Operating income (loss)	(7,385)	57	(1,007	)(b)	(8,335)
Total assets	58,743	2,096	(25,254)		35,585
Capital expenditures	1,207	—	—		1,207
Depreciation and amortization	2,281	227	—		2,508

(b)
Includes restructuring expenses of $386,000 and $621,000 of other (See Note 4).

	North America	Europe	Other		Total
2003:
Revenue	$62,319	$3,006	$—		$65,325
Operating income (loss)	(3,044)	365	(515	)(c)	(3,194)
Total assets	56,161	2,607	(19,872)		38,896
Capital expenditures	1,323	84	—		1,407
Depreciation and amortization	1,815	79	—		1,894

(c)
Includes other operating expense of $515,000.

13.   QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2003 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2002:
Total revenue	$10,165	$12,224	$10,585	$18,352	$51,326
Gross profit from product sales	4,022	4,806	3,797	7,269	19,894
Net income (loss)	(3,891)	(2,774)	(3,085)	1,081	(8,669)
Net income (loss) per share—basic and diluted	(0.08)	(0.06)	(0.06)	0.02	(0.18)
2003:
Total revenue	$13,274	$14,753	$15,711	$21,587	$65,325
Gross profit from product sales	5,101	5,864	6,253	8,333	25,551
Net income (loss)	(2,476)	(1,200)	(1,202)	1,419	(3,459)
Net income (loss) per share—basic and diluted	(0.05)	(0.03)	(0.02)	0.03	(0.07)

14.   DEFINED BENEFIT PENSION PLAN

        Diamond has a noncontributory defined benefit pension plan covering all employees who have met the eligibility requirements. The plan provides monthly benefits based on years of service which are subject to certain reductions if the employee retires before reaching age 65. Diamond's funding policy is to make the minimum annual contribution that is required by applicable Internal Revenue Service regulations. Effective October 1992, Diamond froze the plan, restricting new participants and benefits for future service. The net prepaid benefit cost and periodic service costs are insignificant for all dates and periods presented.

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

Item 9A. Controls and Procedures.

            None.

PART III

            Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant.

            The information required by this section with respect to our directors is incorporated by reference to the information in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Executive Officers of the Registrant

            Our executive officers and their ages as of March 29, 2004 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	52	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	35	Executive Vice President, Chief Financial Officer and Secretary
Dan T. Stinchcomb, Ph.D.	50	Executive Vice President, Research and Development
Carol Talkington Verser, Ph.D.	51	Executive Vice President, Intellectual Property and Business Development
Michael A. Bent	49	Vice President, Controller and Principal Accounting Officer
Albert Honsch, Jr.	54	Vice President, Sales
Joseph H. Ritter, D.V.M.	55	Vice President, Marketing and International Business

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

            Jason A. Napolitano was appointed Executive Vice President, Chief Financial Officer and Secretary in May 2002. Prior to joining us formally, he was a financial consultant. From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions. He holds a B.S. degree from Yale University.

            Dan T. Stinchcomb, Ph.D., was appointed Executive Vice President, Research and Development, in December 1999. Dr. Stinchcomb previously served as Vice President, Research from December 1998 to November 1999, and as Vice President, Biochemistry and Molecular Biology from May 1996 until December 1998. From 1993 until May 1996, Dr. Stinchcomb was employed by Ribozyme Pharmaceuticals, Inc., as Director of Biology Research. From 1988 until April 1993, Dr. Stinchcomb held various positions with Synergen, Inc. Dr. Stinchcomb was an Assistant and Associate Professor in the Cellular and Developmental Biology Department at Harvard University from 1984-1988. He holds a Ph.D. degree from Stanford University and a B.A. degree from Harvard University.

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

            Albert Honsch, Jr. was appointed Vice President, Sales in December 2002. From 2001 until November 2002, he was a senior consultant at Brakke Consulting, Inc. From 1997 until 2001, Mr. Honsch served as a Vice President, Sales and Marketing and then as Senior Vice President and Chief Operating Officer at National Logistics Services. From 1981 to 1997, Mr. Honsch held various positions in sales and marketing at Novartis Animal Health (formerly Ciba-Geigy Corporation), including the position of Vice President, Sales, U.S. from 1996 to 1997. Mr. Honsch holds a M.B.A. from Adelphi University and a B.A. in History from The Citadel.

            Joseph H. Ritter, D.V.M. was appointed Vice President, Marketing and International Business in February 2004. From October 2002 until February 2004, he was Heska's Vice President of International Business. From 1995 until 2002 he was President of Veterinary Specialties, Inc., a veterinary products distribution company. From 1984 to 1995, Mr. Ritter held various senior positions at Mallinckrodt Veterinary, Inc. including Group Vice President, America and Asia. He holds a DVM from the University of Illinois and a M.B.A. with an emphasis on international finance from the American Graduate School of International Management.

  Audit Committee Financial Expert

            The Board has determined that Audit Committee member William A. Aylesworth is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

  Audit Committee

            We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are G. Irwin Gordon, William A. Aylesworth, Peter Eio and Lynnor B. Stevenson, Ph.D.

  Code of Ethics and Corporate Governance Guidelines

            We have adopted a code of ethics for senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer). We have also adopted Corporate Governance Guidelines. The code of ethics and Corporate Governance Guidelines are available on our website at www.heska.com. We will post any amendments to or waivers from the code of ethics at that location.

Item 11. Executive Compensation.

            The information required by this section is incorporated by reference to the information in the sections entitled "Director Compensation" and "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this section is incorporated by reference to the information in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

            The information required by this section is incorporated by reference to the information in the sections entitled "Executive Compensation—Employment, Severance and Change of Control Agreements," "Executive Compensation—Loan to Executive Officer" and "Certain Transactions and Relationships" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

            The information required by this section is incorporated by reference to the information in the section entitled "Auditor Fees and Services" in the Proxy Statement.

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

            Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules:

            Schedule II—Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2001	$431	$373	—	$(303	)(a)	$501
December 31, 2002	$501	$53	—	$(325	)(a)	$229
December 31, 2003	$229	$57	—	$(94	)(a)	$192
Allowance for restructuring charges
Year ended:
December 31, 2001	$176	$1,528	—	$(176	)(b)	$1,528
December 31, 2002	$1,528	$716	—	$(1,901	)(b)	$343
December 31, 2003	$343	$—	—	$(222	)(b)	$121
Allowance for tax valuation
Year ended:
December 31, 2002	$67,279	$823	—	$—		$68,102
December 31, 2003	$68,102	$1,273	—	$—		$69,375

(a)
Write-offs of uncollectible accounts.

(b)
Payments for personnel severance costs, contractual obligations and facility closing costs.

(3)
Exhibits:

            The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(5)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(7)	Bylaws of the Registrant.
10.1+	(2)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.2+	(3)	Exclusive Distribution Agreement between Registrant and Novartis Agro K.K., dated August 18, 1998.

10.3	(3)	Right of First Refusal Agreement between Registrant and Novartis Animal Health, Inc., dated August 18, 1998.
10.4+	(8)	Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation, dated February 9, 1999.
10.5+	(8)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.6+	(8)	Exclusive Distribution Agreement between Registrant and Novartis Animal Health Canada, Inc., dated February 14, 2001, as amended.
10.7+	(10)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and AGRI Laboratories, Ltd., dated September 30, 2002.
10.8	(5)	Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Center Laboratories, Inc. and Wells Fargo Business Credit, Inc., dated June 14, 2000.
10.9	(6)	First Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated March 27, 2001.
10.10	(1)	Lease Agreement between Registrant and Sharp Point Properties, LLC, dated March 8, 1994.
10.11	(1)	Lease Agreement between Registrant and GB Ventures, dated June 27, 1996.
10.12	(1)	Lease Agreement between Registrant and GB Ventures, dated July 11, 1996.
10.13	(8)	Lease Agreement between Registrant and GB Ventures, dated August 24, 1999.
10.14	(8)	Lease Agreement between Registrant and GB Ventures, dated October 6, 1999.
10.15		Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.16		Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.17		Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.18		Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.19*	(7)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.20*	(1)	Forms of Option Agreement.
10.21*	(1)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.22*	(1)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.23*	(4)	Amended and Restated Employment Agreement with Robert B. Grieve, dated February 23, 2000.
10.24*	(5)	Employment agreement between Registrant and Dan T. Stinchcomb, dated May 1, 2000.
10.25*	(5)	Employment agreement between Registrant and Carol Talkington Verser, dated May 1, 2000.
10.26*	(9)	Employment Agreement between Registrant and Michael A. Bent, dated May 1, 2000.
10.27*	(9)	Employment Agreement between Registrant and Jason A. Napolitano, dated May 6, 2002.
10.28*		Employment Agreement between Registrant and Albert Honsch, Jr., dated December 1, 2002.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP.

23.2	Notice concerning Arthur Andersen LLP.
24.1	Power of Attorney (See page 74 of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2001.

(8)
Filed with the Registrant's Form 10-K for the year ended December 31, 2001.

(9)
Filed with the Registrant's Form 10-K for the year ended December 31, 2002.

(10)
Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.

        (b)   On November 10, 2003, we filed a report on Form 8-K dated November 10, 2003 relating to the results of our third fiscal quarter ended September 30, 2003. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "Heska Announces Q3 Results—50% Product Revenue Growth" relating to the results of our third fiscal quarter ended September 30, 2003.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

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

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE Robert B. Grieve	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2004
/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2004
/s/ MICHAEL A. BENT Michael A. Bent	Vice President, Controller (Principal Accounting Officer)	March 29, 2004
/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Director	March 29, 2004
/s/ A. BARR DOLAN A. Barr Dolan	Director	March 29, 2004

/s/ PETER EIO Peter Eio	Director	March 29, 2004
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 29, 2004
/s/ LYLE A. HOHNKE Lyle A. Hohnke	Director	March 29, 2004
/s/ JOHN F. SASEN, SR. John F. Sasen, Sr.	Director	March 29, 2004
/s/ LYNNOR B. STEVENSON Lynnor B. Stevenson	Director	March 29, 2004