Form 10-Q
period 2004-03-31
HESKA CORP
filed 2004-05-17
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 14, 2004 was 48,995,743

HESKA CORPORATION

FORM 10-Q

QUARTERLY REPORT

           ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, G2 DIGITAL, CBC-DIFF, HESKA, IMMUCHECK, PERIOCEUTIC, SOLO STEP, TRI-HEART, VET/IV and VET/OX are trademarks of Heska Corporation. i-STAT is a trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2003	March 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,877	$5,158
Accounts receivable, net of allowance for doubtful accounts of $192 and $187, respectively	12,673	12,121
Inventories, net of excess and obsolete allowance	10,328	10,445
Other current assets	839	1,334

Total current assets	28,717	29,058
Property and equipment, net	7,973	7,730
Goodwill and intangible assets, net	1,993	2,096
Other assets	213	214

Total assets	$38,896	$39,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,186	$5,816
Accrued liabilities	3,386	3,708
Current portion of deferred revenue	633	641
Line of credit	7,528	9,733
Current portion of long-term debt	783	731

Total current liabilities	18,516	20,629
Long-term debt, net of current portion	1,746	1,666
Deferred revenue, net of current portion, and other	11,978	12,039

Total liabilities	32,240	34,334

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 48,826,937 and 48,993,373 shares issued and outstanding, respectively	49	49
Additional paid-in capital	212,131	212,252
Deferred compensation	(165)	(142)
Accumulated other comprehensive loss	(68)	(110)
Accumulated deficit	(205,291)	(207,285)

Total stockholders’equity	6,656	4,764

Total liabilities and stockholders’ equity	$38,896	$39,098

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2004

Revenue:
Product revenue:
Core companion animal health	$9,819	$14,099
Other vaccines, pharmaceuticals and products	3,155	2,288

Total product revenue, net of sales returns and allowances	12,974	16,387
Research, development and other	300	354

Total revenue	13,274	16,741
Cost of products sold	7,873	10,461

	5,401	6,280

Operating expenses:
Selling and marketing	3,776	4,448
Research and development	1,759	1,848
General and administrative	1,850	2,041
Restructuring and other operating expenses	515	--

Total operating expenses	7,900	8,337

Loss from operations	(2,499)	(2,057)
Other income (expense), net	23	63

Net loss	$(2,476)	$(1,994)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Shares used to compute basic and diluted net loss per share	47,812	48,905

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2004

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,476)	$(1,994)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	507	375
Amortization of intangible assets	37	32
Stock based compensation	23	25
(Gain) loss on sale of assets	(30)	--
Provision for (recovery of) bad debt allowance	33	(5)
Provision for (recovery of) excess and obsolete inventory allowance	(68)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,300	557
Inventories	163	(114)
Other current assets	216	(496)
Other long-term assets	12	12
Accounts payable	227	(370)
Accrued liabilities	(385)	290
Deferred revenue and other long-term liabilities	93	(311)
Other	(25)	(1)

Net cash used in operating activities	(373)	(2,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	200	400
Proceeds from disposition of property, equipment and property rights	65	--
Capitalized patent costs	--	(135)
Purchase of property and equipment	(13)	(135)

Net cash provided by investing activities	252	130

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2	129
Proceeds from (repayments of) line of credit borrowings, net	(648)	2,205
Repayments of debt and capital lease obligations	(143)	(134)

Net cash provided by (used in) financing activities	(789)	2,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH	--	(47)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(910)	281
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,026	4,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,116	$5,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$107	$125

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1.       ORGANIZATION AND BUSINESS

          Heska Corporation (“Heska” or the “Company”) discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska’s core focus is on the canine and feline companion animal health markets. The Company has devoted substantial resources to the research and development of innovative products in these areas, where it strives to develop high value products for unmet needs in veterinary medicine.

          Heska is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as the Diamond Animal Health segment, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

          The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2004, have totaled $207.3 million. During the three months ended March 31, 2004, the Company incurred a loss of approximately $2.0 million and used cash of approximately $2.0 million for its operations.

          The Company’s primary short-term needs for capital are based on its continuing research and development efforts, its sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company’s products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual, or sustained profitability in the future.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2004 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation.

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

          Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Basic and Diluted Net Loss Per Share

          Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, net of unvested shares of restricted stock, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s annual net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At March 31, 2003 and 2004, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 7,238,387 and 8,796,261 shares, respectively, of the Company’s common stock.

Stock Based Compensation

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). At March 31, 2004, the Company had two stock-based compensation plans. The Company recorded compensation expense of $23,000 and $25,000 related to the Company’s restricted stock for the three months ended March 31, 2003 and 2004, respectively.

          Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2003 and 2004 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2004

	(in thousands, except per share amounts)
Net loss as reported	$(2,476)	$(1,994)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(284)	(453)
Compensation expense for stock purchase plan	--	--

Net loss, pro forma	$(2,760)	$(2,447)

Net loss per share:
Basic and diluted - as reported	$(0.05)	$(0.04)

Basic and diluted - pro forma	$(0.06)	$(0.05)

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2003 and 2004. The estimated total fair value of the options granted during the three months ended March 31, 2003 and 2004 was approximately $517,000 and $2,030,000, respectively.

	Three Months Ended March 31,

	2003	2004

Risk-free interest rate	2.40%	3.38%
Expected lives	3.7 years	4.6 years
Expected volatility	105%	130%
Expected dividend yield	0%	0%

          A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Three Months Ended March 31,

	2003		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	6,378,586	$1.8142	7,954,648	$1.5163
Granted at market	2,505,117	$0.8907	1,036,238	$2.3120
Granted above market	26,121	$1.4936	418	$2.6300
Cancelled	(618,704)	$2.2869	(28,607)	$1.5718
Exercised	(336,472)	$1.0898	(166,436)	$0.7667

Outstanding at end of period	7,954,648	$1.5163	8,796,261	$1.6242

Exercisable at end of period	4,646,765	$1.8790	4,880,030	$1.8579

          The following table summarizes information about stock options outstanding and exercisable at March 31, 2004.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2004	Weighted Average Exercise Price

$0.34 - $0.69	991,329	7.59	$0.4345	838,237	$0.4373
$0.70 - $0.95	2,149,136	8.69	$0.8063	743,329	$0.7814
$0.98 - $1.20	1,976,076	6.50	$1.1047	1,289,675	$1.1237
$1.21 - $2.00	1,726,228	7.52	$1.4279	1,091,284	$1.4662
$2.06 - $15.00	1,953,492	7.57	$3.8264	917,505	$5.5259

$0.34 - $15.00	8,796,261	7.59	$1.6242	4,880,030	$1.8579

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

          Shown below is a reconciliation of restructuring activity for the three months ended March 31, 2004 (in thousands):

	Balance at December 31, 2003	Additions for the Three Months Ended March 31, 2004	Payments for the Three Months Ended March 31, 2004	Balance at March 31, 2004

Leased facility closure costs	$51	$--	$(9)	$42
Products and other	70	--	--	70

Total	$121	$--	$(9)	$112

          Shown below is a reconciliation of restructuring costs for the three months ended March 31, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Three Months Ended March 31, 2003	Payments for the Three Months Ended March 31, 2003	Balance at March 31, 2003

Severance pay and benefits	$73	$--	$(53)	$20
Leased facility closure costs	120	--	(23)	97
Products and other	150	--	--	150

Total	$343	$--	$(76)	$267

4.       SEGMENT REPORTING

          The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. Core Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in OVP’s assets are transferred at cost and are not recorded as revenue for OVP. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

           Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs these sponsored research and development projects for both companion animal and livestock purposes.

           Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other		Total

Three Months Ended March 31, 2003:
Revenue	$10,102	$3,172	$--		$13,274
Operating income (loss)	(2,465)	481	(515	) (a)	(2,499)
Total assets	40,032	15,000	(22,943)		32,089
Capital expenditures	13	--	--		13
Depreciation and amortization	156	351	--		507
__________ (a) Includes other operating expense of $515,000.
	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other	Total

Three Months Ended March 31, 2004:
Revenue	$14,424	$2,317	$--	$16,741
Operating income (loss)	(1,986)	(71)	--	(2,057)
Total assets	41,237	15,092	(17,231)	39,098
Capital expenditures	114	21	--	135
Depreciation and amortization	128	247	--	375

5.       COMPREHENSIVE INCOME

           Comprehensive income includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes include primarily foreign currency translation items. Total comprehensive loss for the three months ended March 31, 2003 and 2004 was $2,476,000 and $2,036,000, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in "Factors that May Affect Results," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 17, 2004, and we undertake no duty to update this information.

        Overview

           We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 74% and 86% of our 2003 and three months ended March 31, 2004 product revenue, respectively, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 26% and 14% of our 2003 and three months ended March 31, 2004 product revenue, respectively.

           The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

           Diagnostic and monitoring instruments and supplies represented approximately 42% and 48% of our 2003 and three months ended March 31, 2004 total product revenue, respectively. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

           Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 32% and 38% of our 2003 and three months ended March 31, 2004 total product revenue, respectively, with the bulk of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us. In the future, we expect to manufacture an increasing share of products in this area in our production facility in Des Moines, Iowa.

           We consider the Core Companion Animal Health segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Virtually all of our sales and marketing expenses are in the Core Companion Animal Health segment. The vast majority of our research and development spending is dedicated to this segment, as well. We have devoted substantial resources to the research and development of innovative products in Core Companion Animal Health, where we strive to develop high value products for unmet needs in veterinary medicine.

           All our Core Companion Animal Health products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. Core Companion Animal Health products are sold directly by us as well as through independent third party distributors and other distribution relationships. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restrict our ability to market our products to veterinarians.

           While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business. We intend to reach sustained profitability primarily through revenue growth. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue in this segment grew 44% in the three months ended March 31, 2004 as compared to the corresponding 2003 period, grew 33% in 2003 as compared to 2002 and has grown at a compounded annual growth rate of over 25% since 1998.

           The Other Vaccines, Pharmaceuticals and Products segment ("OVP") includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on future vaccines and pharmaceuticals that we are currently developing or may develop in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and most fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

           OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

           We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive (outside of Canada) marketing and sale of certain of these vaccines worldwide. This agreement generates the majority of OVP's revenue. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004 and will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. While this situation will likely hinder OVP's sales in 2004, the prospect of being able to bring this line to other customers could potentially improve both revenue and gross margin prospects for OVP in 2005 and beyond. We do not believe this situation is being driven by a fundamental change in end user demand for our vaccines. OVP also produces vaccines and pharmaceuticals for other third parties.

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

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within OVP provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the estimated cost of any rebates, trade-in allowances or similar programs, which are used as promotional programs.

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

Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the related product or technology. In some cases revenue is recognized over the defined legal patent life and in other cases it is recognized over the estimated remaining useful life of the technology. We evaluated all of our new licensing arrangements, determining the useful life of either the product, the technology or the agreement, and deferred the revenue for recognition over the appropriate period.

We recognize revenue from sponsored research and development over the life of the contract as research activities are performed. The revenue recognized is the lesser of revenue earned, as discussed below, or actual non-refundable cash received to date under the agreement.

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

              Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer's past payment experience; (iii) a deterioration in the customer's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

        Results of Operations

        Revenue

           Total revenue, which includes product revenue, sponsored research and development and other revenue, increased 26% to $16.7 million for the three months ended March 31, 2004 compared to $13.3 million for the corresponding period in 2003. Product revenue increased 26% to $16.4 million for the three months ended March 31, 2004 as compared to $13.0 million for the corresponding period in 2003.

           Product revenue from our Core Companion Animal Health segment increased 44% to $14.1 million for the three months ended March 31, 2004 compared to $9.8 million for the corresponding period in 2003. The increase was driven by increased sales of our canine heartworm preventive, which was launched in October 2003, our instrument consumables, primarily as a result of new instrument placements rather than greater usage per instrument and our hematology instruments.

           Product revenue from our Other Vaccines, Pharmaceuticals and Products (“OVP”) segment decreased 27% to $2.3 million in the first quarter of 2004 as compared to $3.2 million during the corresponding period in 2003. The decrease was driven primarily by lower sales of our bovine vaccines under our contract with AgriLabs. The decrease was also caused by lower sales of our equine influenza vaccine and to a customer who had purchased product for European distribution in 2003, but not in 2004. These decreases were somewhat offset by increased sales of small mammal vaccines and of bovine bulk biologicals for domestic use.

           Revenue from sponsored research and development and other increased by 18% to $354,000 for the three months ended March 31, 2004 from $300,000 for the corresponding period in 2003. This increase primarily reflects license fees received in 2003 which are being recognized over several years.

           In 2004, we expect a significant revenue decline in our OVP segment as compared to 2003. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003, and is the primary reason for the expected decline in revenue in this segment. We are also aware of a 2003 customer who will not be purchasing product from our OVP segment in 2004. We expect 2004 OVP product revenue to be between $11 and $15 million, as compared to $16.3 million in 2003. We anticipate continued growth in our Core Companion Animal Health segment, although we do not expect the rate of growth in the second quarter to be as high as it was in the first quarter for this segment. We expect sponsored research and development and other revenue to increase slightly in 2004 due primarily to the annual recognition of certain up front fees received from the licensing of product and technology rights to third parties.

        Cost of Products Sold

           Cost of products sold totaled $10.5 million in the first quarter of 2004 compared to $7.9 million for the corresponding period in 2003, with gross profit from product sales increasing to $5.9 million for the three months ended March 31, 2004 from $5.1 million for the corresponding period in 2003.

           Gross margin on product sales, i.e. gross profit on product sales divided by product sales, declined to 36.2% in the first quarter of 2004 as compared to 39.3% in the prior year period. The decline was principally due to significantly lower gross margins on OVP product sales, lower gross margins on our sales of diagnostic instruments and lower gross margins on sales of our heartworm diagnostic products. In general, lower sales will tend to lower the gross margin on OVP sales as fixed costs tend to be spread over a smaller revenue base. An important reason for the decline in gross margins in new instrument product sales was an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer, which was launched in January 2004. We continued this offer to certain customers in April 2004 and therefore expect similar pressure on our second quarter gross margin on product sales as a result. Lower gross margins on sales of our heartworm diagnostic products were the result of increased competition, a trend we expect to continue in the near future.

We expect our gross margin percentage on products sold will increase in the second half of 2004 as compared to the second half of 2003 because we anticipate we will generate a greater proportion of total product sales in relatively higher margin products.

        Operating Expenses

           Selling and marketing expenses increased by 18% to $4.4 million in the three months ended March 31, 2004 compared to $3.8 million for the corresponding period in 2003 primarily due to higher marketing expenses, including expenditures related to the launch of our new hematology analyzer. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion.

           Research and development expenses increased by 5% to $1.85 million for the three months ended March 31, 2004 from $1.76 million during the corresponding period in 2003. This increase was due primarily to higher laboratory supplies costs as well as an increase in patent-related expenses.

           General and administrative expenses increased by 11% to $2.0 million in the three months ended March 31, 2004 from $1.9 million for the corresponding period in 2003. This increase was primarily due to the increased usage of outside consultants for various projects.

           We recorded other operating expenses of approximately $515,000 during the three months ended March 31, 2003 related to settlement costs associated with the resolution of litigation.

           We expect total operating expenses to increase in 2004, partially as a result of higher expected commissions and higher public company expenses related to audit costs and compliance with the Sarbanes-Oxley Act of 2002. We expect operating expenses to increase at a slower rate than revenue increases.

        Other

           Other income increased to $63,000 for the three months ended March 31, 2004 as compared to $23,000 during the corresponding period in 2003. The increase was due to the receipt of certain prior years' tax credits to a greater extent in 2004 than in 2003. We do not expect such tax credits in the future. We expect this line item to be a net expense for 2004 and to primarily consist of net interest expense in the future. We expect net interest expense to increase in 2004 as we use our revolving credit facility more extensively.

        Net Loss

           Our net loss decreased to $2.0 million in the three months ended March 31, 2004 compared to $2.5 million during the corresponding period in 2003. The improvement in 2004 from 2003 was the result of increased product revenue, operating expenses growing more slowly than revenue and lower other operating expenses, somewhat offset by lower gross margins on product sales.

        Liquidity and Capital Resources

           We have incurred negative cash flow from operations since inception in 1988. For the three months ended March 31, 2004, we had a net loss of $2.0 million. During the three months ended March 31, 2004, we used cash from operations of $2.0 million. At March 31, 2004, we had $5.2 million of cash and cash equivalents, $9.7 million of outstanding borrowings under our line of credit agreement and $2.0 million of additional available borrowing capacity.

           At March 31, 2004, we had outstanding obligations for long-term debt and capital leases totaling $2.4 million primarily related to two term loans with Wells Fargo Business Credit and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One of these two term loans is secured by real estate and had an outstanding balance at March 31, 2004 of $1.28 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. The other term loan is secured by machinery and equipment and had an outstanding balance at March 31, 2004 of approximately $184,000 payable in monthly installments of $18,667 plus interest. Both loans have a stated interest rate of prime plus 1.5%. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 0.25% and, on March 31, 2004, had a remaining balance of $750,000 payable $250,000 in 2004 and $500,000 in 2005. In addition, we have a promissory note to the Iowa Department of Economic Development and two to the City of Des Moines with outstanding balances at March 31, 2004 of $14,000, $4,000 and $152,000, respectively, due in annual, monthly and monthly installments through June 2004, May 2004 and June 2006, respectively. All three promissory notes have a stated interest rate of 3.0% and the first two notes above have an imputed interest rate of 9.5%. The notes are secured by first security interests in essentially all of OVP’s assets and both lenders have subordinated their first security interest to Wells Fargo. Our capital lease obligations totaled $20,000 at March 31, 2004.

           At March 31, 2004, we also had a $12.0 million asset-based revolving line of credit with Wells Fargo Business Credit which expires on May 31, 2006. At March 31, 2004, $9.7 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with these covenants at March 31, 2004. At March 31, 2004, our remaining available borrowing capacity under this agreement was approximately $2.0 million.

           Net cash used by operating activities was $2.0 million for the three months ended March 31, 2004 as compared to cash used of $373,000 during the corresponding period in 2003. The increase in cash used by operations for the three months ended March 31, 2004 as compared to the same period of 2003 is due to a $743,000 lower decrease in accounts receivable in 2004 due to the record first quarter sales, increased prepaid expenses of $496,000 in 2004 versus a decrease of $216,00 in 2003 related to higher prepaid inventory costs and instruments used in the field for demonstration purposes, primarily related to our new hematology instrument, and an increase in inventories of $114,000 in 2004 compared to a decrease of $163,000 in the prior year’s first quarter. Our cash from oeprations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

           Net cash flows from investing activities provided cash of $130,000 in the three months ended March 31, 2004, compared to providing $252,000 during the corresponding period in 2003.

           Net cash flows from financing activities provided cash of $2.2 million during the three months ended March 31, 2004 as compared to using $789,000 during the corresponding period in 2003. In 2004, the cash was provided primarily from borrowings under our revolving credit facility. Cash was used to reduce the outstanding balances of debt and capital leases in 2003.

           At March 31, 2004, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $12.1 million. Included in this total is approximately $11.8 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out licensed during the three months ended March 31, 2004 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products or patents. The remaining approximately $300,000 is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 and future obligations under litigation settlements.

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

           Our current financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2004 and into 2005. Our financial plan for 2004 expects that we will have positive cash flow from operations, primarily through increased revenue and limiting the increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See "Factors that May Affect Results."

          Net Operating Loss Carryforwards

          As of December 31, 2003, we had both a net operating loss carryforward, or NOL, of approximately $165.7 million and a research and development tax credit carryforward of approximately $624,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). As such, we will be limited in the utilization of those NOL’s generated to offset future taxable income. We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. Accordingly, we believe we will be limited from using approximately $251,000 of our NOLs until tax year 2005. Similar limitations also apply to the utilization of the research and development tax credits to offset taxes payable.

      Recent Accounting Pronouncements

          On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) announced its intent to require all companies to expense the fair value of employee stock options at some future date. Under the FASB’s proposal, companies will be required to measure and expense the fair value of the options granted and other equity based compensation. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the option’s fair value) and circulated an Exposure Draft for public comment on this matter on March 31, 2004 which, if made effective as written, would require us to recognize compensation expense beginning on January 1, 2005, for all of our options that vest after January 1, 2005. Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes option pricing model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding. Changes to each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical prices of our common stock, which may not be indicative of future volatility. We have used a software program to determine volatility and expected lives of 130% and 4.6 years, respectively, which are used to calculate values for options issued in 2004. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of “at-the-money” options priced under different volatility and time to expiration assumptions as compared to an “at-the-money” option priced assuming volatility of 130%, time to expiration of 4.6 years, risk free interest rate of 3.38% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $2.50 and we value 100,000 options to buy a share at that price (i.e. “at-the-money” options) using a volatility of 130%, a time to expiration of 4.6 years, a risk free interest rate of 3.38% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $211,800; if we value the options under the same assumptions except we assume a volatility of 60% rather than 130% and a time to expiration of 6 years instead of 4.6 years, we obtain a value of approximately $146,000, or approximately 69% of the fair value calculated under our original assumptions, as can be seen in the table below.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135	150%

	1	9%	16%	23%	29%	36%	42%	49%	54%	60%	65%
	2	14%	23%	32%	42%	50%	58%	66%	73%	79%	85%
Time to	3	18%	29%	40%	50%	60%	69%	77%	85%	91%	96%
Expiration	4	22%	34%	46%	58%	68%	77%	86%	93%	99%	103%
(in years)	5	26%	39%	52%	64%	75%	84%	92%	99%	104%	108%
	6	29%	43%	56%	69%	80%	89%	97%	103%	108%	111%
	7	32%	46%	61%	73%	85%	94%	101%	106%	110%	113%
	8	35%	50%	64%	77%	88%	97%	104%	109%	112%	115%
	9	38%	53%	68%	81%	92%	100%	106%	111%	114%	116%
	10	40%	56%	71%	84%	95%	103%	108%	112%	115%	117%

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

           We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party supplier could substantially harm our business.

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

•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which could be significant if we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	High switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.

•	The discontinuation of a product line. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•	Loss of exclusivity. Our agreements with various suppliers of our veterinary instruments often require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

•	Limited intellectual property rights. We may not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

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

          We have incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2004, we had an accumulated deficit of $207.3 million. Notwithstanding our first profitable month in June 2002, our first profitable quarter for the three months ended December 31, 2002 and our second profitable quarter for the three months ended December 31, 2003, we do not expect to be profitable in the second quarter of 2004. Our ability to be profitable in the second half of 2004, and future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

           Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls as well as our stock price to decline.

          We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third party suppliers or termination of such relationships;
•	the introduction of new products by our competitors or by us;
•	competition and pricing pressures from competitive products;
•	our distribution strategy and our ability to maintain relationships with distributors;
•	large customers failing to purchase at historical levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.

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

          Our financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2004 and into 2005. Our financial plan for 2004 expects that we will have positive cash flow from operations, primarily through increased revenue and limiting the increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

           Additional capital may not be available on acceptable terms, if at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Alternatively, we may have to relinquish rights to certain of our intellectual property, products or marketing rights if we are required to obtain funds through collaborative agreements or otherwise. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

           Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology and other companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.03 to a high of $3.48. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders;
•	our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;
•	termination of our third party supplier relationships;
•	announcements of technological innovations or new products by our competitors or by us;
•	litigation;
•	regulatory developments, including delays in product introductions;
•	developments in our relationships with collaborative partners;
•	developments or disputes concerning patents or proprietary rights;

•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	economic and other external factors; and
•	general market conditions.

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

          Under our revolving line of credit with Wells Fargo Business Credit, Inc., we are required to comply with various financial and non-financial covenants in order to borrow under that agreement to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2004. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We have obtained modifications and waivers of similar covenants in the past. There is no guarantee that similar modifications and waivers, if needed, would be available in the future.

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

           Our future revenues depend on market acceptance, commercialization, development and research of new products, any of which can be slower than we expect.

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

           Furthermore, we may choose to license any new or existing product to another entity for commercialization for strategic reasons or due to marketing, sales or distribution constraints. Although we may continue to manufacture the licensed product, we will receive a smaller portion of the revenues derived from sales of that product than if we had sold the product ourselves and will be dependent on a third party to successfully generate sales of the product. For example, in 2003 we granted the distribution and marketing rights in the United States to our heartworm preventive to Schering-Plough Animal Health Corporation (“SPAH”).

          As a result of our strategy to develop innovative products for our market, we have also experienced a delay in market acceptance of these novel products, particularly where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, market acceptance of the product has been slower than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

           We may be unable to successfully market, sell and distribute our products.

          The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are available only by prescription and our medical instruments require technical training, we sell our Core Companion Animal Health products for use only by veterinarians. The acceptance of our products by veterinarians is critical to our success. Therefore, we may fail to reach a substantial segment of the potential market.

          We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 13 independent third-party distributors who carry our full line of companion animal products, approximately 12 independent third-party distributors who carry portions of our companion animal product line and through a direct sales force of approximately 41 individuals. In 2002, we began to rely on distributors for a greater portion of our sales and therefore have needed to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

          Our agreements with our corporate marketing partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. In October 2003, we announced an agreement granting SPAH distribution and marketing rights in the U.S. for our new canine heartworm preventive product, TRI-HEART Chewable Tablets. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. Leo Animal Health A/S currently exclusively distributes the E-SCREEN test, both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe. In addition, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. In addition, we have entered into agreements granting Novartis certain rights to market or co-market certain of the products that we are currently developing. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is generally nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with SPAH requires us to potentially pay termination penalties if we are unable to supply product over an extended period of time.

           Our largest customer accounted for 15% or more of our total revenue for the previous three years, and the loss of that customer or other significant customers could harm our operating results.

          Revenue from one contract with AgriLabs comprised approximately 16%, 17% and 15% of consolidated revenue in 2001, 2002 and 2003, respectively. In 2002, we signed a contract extension with AgriLabs that extends their exclusive (outside of Canada) marketing rights to certain of our products through 2013 as long as they make specified minimum purchases, which increase each year. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004 and will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. If AgriLabs does not purchase from us at its historical levels and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed.

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

          We compete with independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. Other companies with a significant presence in the animal health market, such as Bayer AG, Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation and Wyeth (formerly American Home Products), may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal healthcare market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Novartis has a marketing agreement with us, but the agreement does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. The products manufactured by OVP for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than OVP’s customers. Competitors may have facilities with similar capabilities to OVP, which they may operate at a lower unit price to their customers, which could cause us to lose customers. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

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

           We may face costly intellectual property or other legal disputes, or our technology or that of our collaborators may become the subject of legal action.

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

          We may also face legal disputes relating to other areas of our business. These disputes may require significant expenditures on our part and could have material adverse consequences on our business in the case of an unfavorable ruling or settlement.

           We often depend on partners in our research and development activities. If our current partnerships and collaborations are not successful, we may not be able to develop our technologies or products.

          We are often dependent on collaborative partners to successfully and timely perform research and development activities on our behalf for us to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. We have also collaborated with several of our instrument suppliers on new products, including working with i-STAT Corporation (recently acquired by Abbott Laboratories) on our handheld electrolyte instrument, Arkray, Inc. on our chemistry instrument, Boule Diagnostics International AB on our hematology instrument, and with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.) on veterinary monitoring instruments. We have also worked with Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test as a further example. In the future, one or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

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

          We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans (both of which we have) should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we may have significant accounting charges. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options grants and circulated an Exposure Draft for public comment on March 31, 2004 which, if made effective as written, would require us to recognize compensation expense, beginning in 2005, for options previously issued. If we are required to record such expenses in our 2004 financial statements, it is unlikely we would be able to achieve profitability in 2004.

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

          Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries. U.S. regulatory approval by the USDA is currently pending for our Feline IMMUCHECK Assay and FELINE ULTRANASAL FVRCP Vaccine, both of which have experienced delays in the regulatory approval process, some of which are beyond our control, that have delayed the anticipated launch of these products.

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

          We will be required to comply with additional reporting requirements of the Sarbanes-Oxley Act of 2002, particularly section 404, as well as with new listing standards adopted by Nasdaq. Due to these requirements, we may hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase in 2004. Insurers are also likely to increase premiums as a result of the high claims rates incurred in the past several years, and so our premiums for various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. These increased costs will offset anticipated increases in our revenue and thus impact our profitability.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. In addition, changes in interest rates, foreign currency exchange rates and commodity prices may affect the behavior of our customers or resultls from other business relationships. For example, many of our customers finance the purchase of or lease certain of our products, and hence may be affected by changes in interest rates.

      Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2004, approximately $11.9 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.42%. We also had approximately $5.2 million of cash and cash equivalents at March 31, 2004, the majority of which is invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2004. Based on our net outstanding balances on March 31, 2004, a one percentage point increase/decrease in market interest rates would cause an annual increase/decrease in our net interest expense of approximately $67,000.

      Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2004.

          We have a wholly owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations over the past year, if foreign currency exchange rates had strengthened/weakened by 25% against the dollar in the past, we would have experienced an incremental pre-tax loss/gain of approximately $775,000.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In February 2004, Scil Animal Care Company (“Scil”) filed a lawsuit against us in the United States District Court for the Northern District of Illinois in which it alleged that we breached an agreement to distribute a hematology analyzer and reagents for Scil by entering into a contract to distribute a competing analyzer. The parties reached a settlement of this lawsuit in mid-February 2004.

          Scil filed a second lawsuit against us on May 12, 2004 in the United States District Court for the Northern District of Illinois contending that we have breached the settlement agreement entered into in connection with the first lawsuit by distributing documents that advertise or promote the sale of our retrofitting of the original analyzer and of reagents for the retrofitted analyzer.

          We just received the complaint filed by Scil in its second lawsuit and have not yet responded to it. We believe we have valid defenses to Scil’s allegations and intend to defend the action vigorously. Nevertheless, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position, results of operations or cash flow.

Item 2.   Changes in Securities and Use of Proceeds

                 None.

Item 3.   Defaults upon Senior Securities

                 None.

Item 4.   Submission of Matters to a Vote of Security Holders

                 None.

Item 5.    Other Information

                 None.

Item 6.    Exhibits and Reports on Form 8-K

                (a)   Exhibits

Number	Description
10.1	Amendment to Amended and Restated Distribution Agreement between i-STAT Corporation and Heska Corporation effective February 9, 1999.
31.1	Certification Under Section 302 of Sarbanes-Oxley Act.
31.2	Certification Under Section 302 of Sarbanes-Oxley Act.
32.1	Certification Under Section 906 of Sarbanes-Oxley Act.

                 (b)   Reports on Form 8-K

The Company filed a report on Form 8-K dated February 25, 2004, which furnished the press release of Heska Corporation dated February 25, 2004, reporting Heska Corporation financial results for the fourth quarter ended December 31, 2003.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: May 17, 2004	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: May 17, 2004	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)