Form 10-Q
period 2004-06-30
HESKA CORP
filed 2004-08-11
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 10, 2004 was 49,050,903

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2003	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,877	$5,494
Accounts receivable, net of allowance for doubtful accounts of $192 and $144, respectively	12,673	9,596
Inventories, net of excess and obsolete allowance	10,328	10,279
Other current assets	839	1,287

Total current assets	28,717	26,656
Property and equipment, net	7,973	7,579
Goodwill and intangible assets, net	1,993	2,299
Other assets	213	215

Total assets	$38,896	$36,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,186	$6,980
Accrued liabilities	3,386	2,795
Current portion of deferred revenue	633	892
Line of credit	7,528	8,947
Current portion of long-term debt	783	913

Total current liabilities	18,516	20,527
Long-term debt, net of current portion	1,746	1,110
Deferred revenue, net of current portion, and other	11,978	11,679

Total liabilities	32,240	33,316

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 48,826,937 and 48,998,807 shares issued and outstanding, respectively	49	49
Additional paid-in capital	212,131	212,257
Deferred compensation	(165)	(119)
Accumulated other comprehensive loss	(68)	(81)
Accumulated deficit	(205,291)	(208,673)

Total stockholders’equity	6,656	3,433

Total liabilities and stockholders’ equity	$38,896	$36,749

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Revenue, net:
Product revenue, net:
Core companion animal health	$11,183	$13,292	$21,002	$27,391
Other vaccines, pharmaceuticals and products	3,214	4,106	6,369	6,394

Total product revenue, net of sales returns and allowances	14,397	17,398	27,371	33,785
Research, development and other	356	398	656	752

Total revenue, net	14,753	17,796	28,027	34,537
Cost of products sold	8,533	11,515	16,406	21,976

	6,220	6,281	11,621	12,561

Operating expenses:
Selling and marketing	3,837	3,792	7,613	8,240
Research and development	1,792	1,665	3,551	3,513
General and administrative	1,749	2,029	3,599	4,070
Other operating expenses	--	--	515	--

Total operating expenses	7,378	7,486	15,278	15,823

Loss from operations	(1,158)	(1,205)	(3,657)	(3,262)
Other income (expense), net	(42)	(183)	(19)	(120)

Net loss	$(1,200)	$(1,388)	$(3,676)	$(3,382)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.07)

Shares used to compute basic and diluted net loss per share	47,899	48,996	47,856	48,950

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2004

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,676)	$(3,382)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	947	703
Amortization of intangible assets	34	68
Stock based compensation	47	46
(Gain) loss on sale of assets	7	(11)
Recovery of bad debts	(38)	(48)
Provision for (recovery of) excess and obsolete inventory	(350)	101
Changes in operating assets and liabilities:
Accounts receivable	1,632	3,125
Inventories	(303)	(51)
Other current assets	278	(448)
Other long-term assets	(132)	--
Accounts payable	796	794
Accrued liabilities	(444)	(646)
Deferred revenue and other long-term liabilities	(207)	(387)
Other	187	(2)

Net cash used in operating activities	(1,222)	(138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	200	400
Proceeds from disposition of property, equipment and property rights	35	--
Capitalized patent costs	--	(374)
Purchase of property and equipment	(286)	(299)

Net cash used in investing activities	(51)	(273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	357	135
Proceeds from line of credit borrowings, net	6	1,419
Proceeds from borrowings	200	--
Repayments of debt and capital lease obligations	(526)	(506)

Net cash provided by financing activities	37	1,048

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24	(20)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,212)	617
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,026	4,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,814	$5,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$221	$272

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

           The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through June 30, 2004, have totaled $208.7 million. During the six months ended June 30, 2004, the Company incurred a loss of approximately $3.4 million and used cash of approximately $138,000 for its operations.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

           Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Basic and Diluted Net Loss Per Share

           Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s annual net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At June 30, 2003 and 2004, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 7,971,248 and 9,967,688 shares, respectively, of the Company’s common stock.

Stock Based Compensation

           The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). At June 30, 2004, the Company had two stock-based compensation plans. The Company recorded compensation expense of $24,000 and $23,000 related to the Company’s restricted stock for the three months ended June 30, 2003 and 2004, respectively. The Company recorded compensation expense of $47,000 and $46,000 related to the Company’s restricted stock for the six months ended June 30, 2003 and 2004, respectively.

           Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2003 and 2004 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(1,200)	$(1,388)	$(3,676)	$(3,382)
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(350)	(518)	(634)	(971)
Compensation expense for stock purchase plan	(62)	--	(62)	--

Net loss, pro forma	$(1,612)	$(1,906)	$(4,372)	$(4,353)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.03)	$(0.08)	$(0.07)

Basic and diluted - pro forma	$(0.03)	$(0.04)	$(0.09)	$(0.09)

           The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and six months ended June 30, 2003 and 2004. The estimated total fair value of the options granted during the three months and six months ended June 30, 2003 was approximately $1,150,735 and $1,667,707. The estimated total fair value of the options granted during the three months and six months ended June 30, 2004 was approximately $1,803,000 and $3,833,000.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Risk-free interest rate	2.52%	3.86%	2.71%	3.65%
Expected lives	4.7 years	4.6 years	4.6 years	4.6 years
Expected volatility	132%	129%	132%	129%
Expected dividend yield	0%	0%	0%	0%

           A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Six Months Ended June 30,

	2003		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	6,378,586	$1.8142	7,954,648	$1.5163
Granted at market	2,505,117	$0.8907	2,352,726	$1.9406
Granted above market	26,121	$1.4936	418	$2.6300
Cancelled	(618,704)	$2.2869	(168,235)	$3.5379
Exercised	(336,472)	$1.0898	(171,869)	$0.7735

Outstanding at end of period	7,954,648	$1.5163	9,967,688	$1.5952

Exercisable at end of period	4,646,765	$1.8790	5,529,883	$1.7364

           The following table summarizes information about stock options outstanding and exercisable at June 30, 2004.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2004	Weighted Average Exercise Price

$0.34 - $0.70	2,157,867	7.84	$0.5783	1,364,358	$0.5362
$0.71 - $1.06	2,091,246	8.11	$0.9993	991,774	$1.0030
$1.07 - $1.30	1,875,286	5.95	$1.2082	1,517,048	$1.2103
$1.31 - $2.00	1,989,845	9.00	$1.6711	774,055	$1.7064
$2.06 - $15.00	1,853,444	7.56	$3.7617	882,648	$5.3463

$0.34 - $15.00	9,967,688	7.72	$1.5952	5,529,883	$1.7364

3.        RESTRUCTURING AND OTHER OPERATING EXPENSES

           During the first quarter of 2003, the Company recorded a charge to other operating expense of approximately $515,000 related to settlement costs associated with the resolution of litigation.

           Shown below is a reconciliation of restructuring activity for the six months ended June 30, 2004 (in thousands):

	Balance at December 31, 2003	Additions for the Six Months Ended June 30, 2004	Payments for the Six Months Ended June 30, 2004	Balance at June 30, 2004

Leased facility closure costs	$51	$--	$18	$33
Products and other	70	--	--	70

Total	$121	$--	$18	$103

           Shown below is a reconciliation of restructuring costs for the six months ended June 30, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Six Months Ended June 30, 2003	Payments for the Six Months Ended June 30, 2003	Balance at June 30, 2003

Severance pay and benefits	$73	$--	$(73)	$--
Leased facility closure costs	120	--	(46)	74
Products and other	150	--	--	150

Total	$343	$--	$(119)	$224

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

           Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other	Total

Three Months Ended June 30, 2003:
Revenue	$11,484	$3,269	$--	$14,753
Operating income (loss)	(1,752)	594	--	(1,158)
Total assets	37,793	15,805	(21,511)	32,087
Capital expenditures	4	269	--	273
Depreciation and amortization	129	311	--	440
Three Months Ended June 30, 2004:
Revenue	$13,660	$4,136	$--	$17,796
Operating income (loss)	(1,540)	335	--	(1,205)
Total assets	36,328	15,972	(15,551)	36,749
Capital expenditures	49	115	--	164
Depreciation and amortization	96	232	--	328

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other		Total

Six Months Ended June 30, 2003:
Revenue	$21,586	$6,441	$--		$28,027
Operating income (loss)	(4,217)	1,075	(515	) (a)	(3,657)
Total assets	37,793	15,805	(21,511)		32,087
Capital expenditures	17	269	--		286
Depreciation and amortization	285	662	--		947
__________ (a) Includes other operating expense of $515,000.
Six Months Ended June 30, 2004:
Revenue	$28,084	$6,453	$--	$34,537
Operating income (loss)	(3,526)	264	--	(3,262)
Total assets	36,328	15,972	(15,551)	36,749
Capital expenditures	163	136	--	299
Depreciation and amortization	224	479	--	703

5.        COMPREHENSIVE INCOME (LOSS)

           Comprehensive income includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes include primarily foreign currency translation items. Total comprehensive loss for the three months ended June 30, 2003 and 2004 was

$1,173,000 and $1,360,000, respectively. Total comprehensive loss for the six months ended June 30, 2003 and 2004 was $3,649,000 and $3,395,000, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of August 11, 2004, and we undertake no duty to update this information.

      Overview

           We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 74% and 81% of our product revenue for 2003 and six months ended June 30, 2004, respectively, and Other Vaccines, Pharmaceuticals and Products ("OVP"), previously reported as Diamond Animal Health, which represented 26% and 19% of our product revenue for 2003 and six months ended June 30, 2004, respectively.

           The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

           Diagnostic and monitoring instruments and supplies represented approximately 42% and 47% of our total product revenue for 2003 and six months ended June 30, 2004, respectively. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

           Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 32% and 34% of our total product revenue for 2003 and six months ended June 30, 2004, respectively, with the bulk of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us. In the future, we expect to manufacture an increasing share of products in this area in our production facility in Des Moines, Iowa.

           We consider the Core Companion Animal Health segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Virtually all of our sales and marketing expenses are in the Core Companion Animal Health segment. The vast majority of our research and development spending is dedicated to this segment, as well. We have devoted substantial resources to research and development in Core Companion Animal Health, where we strive to develop high value products for unmet needs in veterinary medicine.

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

           While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business. We intend to reach sustained profitability primarily through revenue growth. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue in this segment grew 30% in the six months ended June 30, 2004 as compared to the corresponding 2003 period, grew 33% in 2003 as compared to 2002 and has grown at a compounded annual growth rate of over 25% since 1998.

           The Other Vaccines, Pharmaceuticals and Products segment includes our 168,000 square foot USDA-and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on future vaccines and pharmaceuticals that we are currently developing or may develop in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and most fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

           OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

           We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive (outside of Canada) marketing and sale of certain of these vaccines worldwide. This agreement generates the majority of OVP’s revenue. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004. We have begun negotiations with AgriLabs regarding an amendment to our agreement which will allow AgriLabs to maintain exclusivity with lower minimum purchase requirements while providing us with appropriate compensation for the situation, including an increase in orders this year. If we are unable to agree to such an amendment, we believe it is likely that AgriLabs will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. This situation will likely hinder OVP’s sales for the remainder of 2004. We do not believe this situation is being driven by a fundamental change in end user demand for our vaccines. OVP also produces vaccines and pharmaceuticals for other third parties.

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

Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the related product or technology. In some cases revenue is recognized over the defined legal patent life and in other cases it is recognized over the estimated remaining useful life of the technology. We evaluated all of our new licensing arrangements, determining the useful life of the product, the technology or the agreement, and deferred the revenue for recognition over the appropriate period.

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

              Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

     Results of Operations

      Revenue

           Total revenue, which includes product revenue, sponsored research and development revenue and other revenue, increased 23% to $34.5 million for the six months ended June 30, 2004 as compared to $28.0 million for the corresponding period in 2003. Product revenue increased 23% to $33.8 million for the six months ended June 30, 2004 as compared to $27.4 million for the corresponding period in 2003. Total revenue increased 21% to $17.8 million for the three months ended June 30, 2004 as compared to $14.8 million for the corresponding period in 2003. Product revenue increased 21% to $17.4 million for the three months ended June 30, 2004 as compared to $14.4 million for the corresponding period in 2003.

           Product revenue from our Core Companion Animal Health segment increased 30% to $27.4 million for the six months ended June 30, 2004 compared to $21.0 million for the corresponding period in 2003. Product revenue from our Core Companion Animal Health segment increased 19% to $13.3 million for the three months ended June 30, 2004 as compared to $11.2 million for the corresponding period in 2003. These increases were driven by increased sales of our canine heartworm preventive, which was launched in October 2003, our instrument consumables, primarily as a result of new instrument placements rather than greater usage per instrument and our hematology instruments. In the second quarter of 2004, these gains were somewhat offset by decreased sales of our canine heartworm diagnostic test.

           Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) was essentially flat at $6.4 million for the six months ended June 30, 2004 as compared to the corresponding period in 2003. During this period, increased sales of bulk bovine biologicals and small mammal vaccines were somewhat offset by lower sales of our bovine vaccines under our contract with AgriLabs and to a customer who had purchased product for European distribution in 2003, but not in 2004. Product revenue from OVP increased 28% to $4.1 million for the three months ended June 30, 2004 as compared to $3.2 million for the corresponding period in 2003. Major factors in this increase were greater sales of small mammal vaccines, bulk bovine biologicals and small mammal pharmaceuticals somewhat offset by lower sales of our bovine vaccines under our contract with AgriLabs and to a customer who had purchased product for European distributioon in 2003, but not in 2004.

           Revenue from sponsored research and development and other increased 15% to $752,000 for the six months ended June 30, 2004 from $656,000 for the corresponding period in 2003. Revenue from sponsored research and development and other increased by 12% to $398,000 for the three months ended June 30, 2004 as compared to $356,000 for the corresponding period in 2003. These increases primarily reflect license fees received in 2003 which are being recognized over several years.

           In 2004, we expect a significant revenue decline in our OVP segment as compared to 2003. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003, and is the primary reason for the expected decline in revenue in this segment. While we believe we will be able to generate significantly greater sales in 2004 to AgriLabs than AgriLabs’ latest forecast as part of an amendment to our current agreement with AgriLabs, there can be no assurance we will come to such an agreement with AgriLabs. We are also aware of a 2003 customer who will not be purchasing product from our OVP segment in 2004. We expect 2004 OVP product revenue to be between $11 and $15 million, as compared to $16.3 million in 2003. We anticipate continued growth in our Core Companion Animal Health segment. We expect sponsored research and development and other revenue to increase slightly in 2004 due primarily to the annual recognition of certain up-front fees received from the licensing of product and technology rights to third parties.

     Cost of Products Sold

           Cost of products sold totaled $22.0 million for the first half of 2004 compared to $16.4 million for the corresponding period in 2003 and $11.5 million in the second quarter of 2004 compared to $8.5 million for the corresponding period in 2003. Gross profit from product sales increased to $11.8 million and was essentially flat at $5.9 million for the six months and three months ended June 30, 2004 from $11.0 million and $5.9 million for the corresponding periods in 2003.

           Gross margin on product sales, i.e. gross profit on product sales divided by product sales, declined to 35.0% in the six months ended June 30, 2004 as compared to 40.1% in the corresponding period in 2003. Gross margin on product sales declined to 33.8% in the second quarter of 2004 as compared to 40.7% in the prior year period. These declines were principally due to significantly lower gross margins on our sales of diagnostic instruments, significantly lower gross margins on OVP product sales and lower sales of our heartworm diagnostic products. An important reason for the decline in gross margins in new instrument product sales was an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer, which was launched in January 2004. We initially made a decision to make this offer to certain customers in January 2004 and subsequently extended the period the offer was available as business conditions changed. Significantly lower OVP gross margins were due to sales from a greater proportion of relatively lower margin products as compared to 2003. Lower sales of our heartworm diagnostic products were the result of increased competition, a trend we expect to continue in the future. This affects gross margin because our heartworm diagnostic products generally have a greater than average gross margin. We expect our gross margin on product sales will increase in the second half of 2004 as compared to the first half of 2004 as we do not anticipate a reinstatement of the hematology upgrade offer to certain customers discussed above in the second half of the year.

     Operating Expenses

           Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses increased by 8% to $8.2 million in the six months ended June 30, 2004 compared to $7.6 million for the corresponding period in 2003 primarily due to higher marketing expenses, including expenditures related to the launch of our new hematology analyzer. Selling and marketing expenses were essentially flat at $3.8 million for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

           Research and development expenses declined slightly to $3.5 million for the six months ended June 30, 2004 from $3.6 million during the corresponding period of 2003. Research and development expenses decreased to $1.7 million for the three months ended June 30, 2004 as compared to $1.8 million for the corresponding period of 2003.

           General and administrative expenses increased by 13% to $4.1 million in the six months ended June 30, 2004 from $3.6 million for the corresponding period in 2003. General and administrative expenses increased 16% to $2.0 million for the three months ended June 30, 2004 as compared to $1.7 million for the corresponding period in 2003. These increases were primarily due to the increased usage of outside consultants for various projects, including compliance with the Sarbanes-Oxley Act of 2002.

           We recorded other operating expenses of approximately $515,000 during the first quarter of 2003 related to settlement costs associated with the resolution of litigation.

           We expect total operating expenses to increase in 2004, partially as a result of higher expected sales commissions and higher public company expenses related to audit costs and compliance with the Sarbanes-Oxley Act of 2002. We expect operating expenses to increase at a slower rate than revenue increases.

      Other

           Other expense increased to $120,000 for the six months ended June 30, 2004 as compared to $19,000 during the corresponding period in 2003. Other expense increased to $183,000 for the three months ended June 30, 2004 as compared to $42,000 for the corresponding period in 2003. The increases in net other expense were due to higher interest expense in 2004 as we utilized more of our revolving line of credit and the receipt of certain prior years’ tax credits in 2003 which did not occur to the same extent in 2004. We expect this line item to be a net expense for 2004 and to primarily consist of net interest expense. We expect net interest expense to increase in 2004 as we use our revolving credit facility more extensively.

     Net Loss

           Our net loss decreased to $3.4 million in the six months ended June 30, 2004 compared to $3.7 million during the corresponding period in 2003. The improvement in 2004 from 2003 was the result of increased product revenue, operating expenses growing more slowly than revenue and lower other operating expenses, somewhat offset by lower gross margins on product sales. Our net loss increased to $1.4 million for the three months ended June 30, 2004 as compared to $1.2 million for the corresponding period in 2003. This slight increase was due to lower gross margins on product sales, higher consultant costs and higher interest costs.

     Liquidity and Capital Resources

           We have incurred negative cash flow from operations since inception in 1988. For the six months ended June 30, 2004, we had a net loss of $3.4 million. During the six months ended June 30, 2004, we used cash from operations of $138,000. At June 30, 2004, we had $5.5 million of cash and cash equivalents, $8.9 million of outstanding borrowings under our line of credit agreement and $729,000 of additional available borrowing capacity.

           At June 30, 2004, we had outstanding obligations for long-term debt and capital leases totaling $2.0 million primarily related to two term loans with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One of these two term loans is secured by real estate and had an outstanding balance at June 30, 2004 of $1.2 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. The other term loan is secured by machinery and equipment and had an outstanding balance at June 30, 2004 of approximately $128,000 payable in monthly installments of $18,667 plus interest. Both loans have a stated interest rate of prime plus 1.5%. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 0.25% and, on June 30, 2004, had a remaining balance of $500,000 payable in 2005. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at June 30, 2004 of $152,000, due in monthly installments through June 2006. The promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of OVP’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled $37,000 at June 30, 2004.

           At June 30, 2004, we also had a $12.0 million asset-based revolving line of credit with Wells Fargo which expires on May 31, 2006. At June 30, 2004, $8.9 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 1.5% and is payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We were in compliance with these covenants at June 30, 2004 although we believe we may not be in compliance at future dates, and therefore will need to renegotiate certain of these covenants so that we are in compliance in the future. While we have contacted Wells Fargo regarding this situation and believe we will be able to renegotiate these covenants, there can be no assurance we will successfully renegotiate these covenants. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement. At June 30, 2004, our remaining available borrowing capacity under this agreement was approximately $729,000.

           Net cash used by operating activities was $138,000 for the six months ended June 30, 2004 as compared to cash used of $1.2 million during the corresponding period in 2003. The decrease in cash used by operations for the six months ended June 30, 2004 as compared to the same period of 2003 is due to a $1.5 million greater decrease in accounts receivable in 2004 due to the record first quarter sales as well as increased other current assets of $448,000 in 2004 versus a decrease of $278,000 in 2003 related to higher prepaid inventory costs and instruments used in the field for demonstration purposes, primarily related to our new hematology instrument. Our cash from operations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

           Net cash flows from investing activities used cash of $273,000 in the six months ended June 30, 2004, compared to using $51,000 during the corresponding period in 2003.

           Net cash flows from financing activities provided cash of $1.0 million during the six months ended June 30, 2004 as compared to providing $37,000 during the corresponding period in 2003. In 2004, the cash was provided primarily from borrowings under our revolving credit facility.

           At June 30, 2004, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $11.7 million. Included in this total is approximately $11.4 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the six months ended June 30, 2004 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products or patents. The remaining approximately $300,000 is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 and future obligations under litigation settlements.

           Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, our ability to successfully complete negotiations on agreements currently contemplated, the outcome of our discussions with Wells Fargo regarding our covenants, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the procurement and enforcement of patents important to our business and the results of competition.

           Our current financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, which are subject to our continuing compliance with existing or modified covenants, should be sufficient to fund our operations through 2004 and to June 30, 2005. Our financial plan for 2004 expects that we will have positive operating cash flow, primarily through increased revenue and limiting the increase in operating expenses, and that we will successfully complete negotiations on agreements currently contemplated. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See “Factors that May Affect Results.”

     Net Operating Loss Carryforwards

           As of December 31, 2003 we had both a net operating loss carryforward, or NOL, of approximately $165.7 million and a research and development tax credit carryforward of approximately $624,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). As such, we will be limited in the utilization of those NOL’s generated to offset future taxable income. We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. Accordingly, we believe we will be limited from using approximately $251,000 of our NOLs until tax year 2005. Similar limitations also apply to the utilization of the research and development tax credits to offset taxes payable.

     Recent Accounting Pronouncements

           On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) announced its intent to require all companies to expense the fair value of employee stock options at some future date. Under the FASB’s proposal, companies will be required to measure and expense the fair value of the options granted and other equity based compensation. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the option’s fair value) and circulated an Exposure Draft for public comment on this matter which, if made effective as written, would require us to recognize compensation expense beginning on January 1, 2005 for all of our options that vest after January 1, 2005. Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Inputs into the Black-Scholes option pricing model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding. Changes to each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for volatility is based on historical prices of our common stock, which may not be indicative of future volatility. We have used a software program to determine weighted average volatility and expected lives of 129% and 4.6 years, respectively, which are used to calculate values for options issued in the first six months of 2004. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of “at-the-money” options priced under different volatility and time to expiration assumptions as compared to an “at-the-money” option priced assuming volatility of 129%, time to expiration of 4.6 years, risk free interest rate of 3.65% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $1.50 and we value 100,000 options to buy a share at that price (i.e. “at-the-money” options) using a volatility of 129%, a time to expiration of 4.6 years, a risk free interest rate of 3.65% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $127,100; if we value the options under the same assumptions except we assume a volatility of 60% rather than 129% and a time to expiration of 6 years instead of 4.6 years, we obtain a value of approximately $88,100, or approximately 69% of the fair value calculated under our original assumptions, as can be seen in the table below.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	9%	16%	23%	30%	36%	42%	49%	55%	60%	66%
	2	14%	24%	33%	42%	50%	58%	66%	73%	79%	85%
Time to	3	19%	30%	40%	51%	60%	69%	77%	85%	91%	96%
Expiration	4	23%	35%	47%	58%	68%	75%	86%	93%	99%	103%
(in years)	5	26%	39%	52%	64%	75%	84%	92%	99%	104%	108%
	6	30%	43%	57%	69%	80%	89%	97%	103%	108%	111%
	7	33%	47%	61%	74%	85%	94%	101%	106%	110%	113%
	8	36%	51%	65%	78%	89%	97%	104%	109%	112%	115%
	9	39%	54%	69%	81%	92%	100%	107%	111%	114%	116%
	10	42%	57%	72%	85%	95%	103%	109%	112%	115%	117%

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

           Our financial plan for 2004 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2004 and to June 30, 2005. Our financial plan for 2004 expects that we will have positive operating cash flow, primarily through increased revenue and limiting the increase in operating expenses, and that we will successfully complete negotiations on agreements currently contemplated. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

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

           Under our revolving line of credit with Wells Fargo Business Credit, Inc., we are required to comply with various financial and non-financial covenants in order to borrow under that agreement to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2004. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We believe we will need to renegotiate certain of these covenants to be in compliance in the future. We have contacted Wells Fargo regarding this situation and believe we will be able to renegotiate these covenants. We have obtained modifications and waivers of similar covenants in the past. However, there can be no assurance that similar modifications and waivers, will be available in the future.

           Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts to become immediately due and payable or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit agreement to fund our operations in 2004. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to fund our cash needs and continue our operations, which capital may not be available on acceptable terms, or at all.

           We anticipate future losses and may not be able to achieve sustained profitability.

           We have incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2004, we had an accumulated deficit of $208.7 million. Notwithstanding our first profitable month in June 2002, our first profitable quarter for the three months ended December 31, 2002 and our second profitable quarter for the three months ended December 31, 2003, we do not expect to be profitable in the third quarter of 2004. Our ability to be profitable in the second half of 2004, and future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

           We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. If the third parties are not successful in marketing our products our sales may not increase.

           Our agreements with our corporate marketing partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. In October 2003, we announced an agreement granting Schering-Plough Animal Health Corporation (“SPAH”) distribution and marketing rights in the U.S. for our new canine heartworm preventive product, TRI-HEART Chewable Tablets. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. Leo Animal Health A/S currently exclusively distributes the E-SCREEN test, both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe. In addition, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. In addition, we have entered into agreements granting Novartis certain rights to market or co-market certain of the products that we are currently developing. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is generally nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with SPAH requires us to potentially pay termination penalties if we are unable to supply product over an extended period of time.

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

           Revenue from one contract with AgriLabs comprised approximately 16%, 17% and 15% of consolidated revenue in 2001, 2002 and 2003, respectively. In 2002, we signed a contract extension with AgriLabs that extends their exclusive (outside of Canada) marketing rights to certain of our products through 2013 as long as they make specified minimum purchases, which increase each year. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004. We have begun negotiations with AgriLabs regarding an amendment to our agreement which will allow AgriLabs to maintain exclusivity with lower minimum purchase requirements while providing us with appropriate compensation for the situation, including an increase in orders this year. If we are unable to agree to such an amendment, we believe it is likely that AgriLabs will lose exclusive rights to this product line in early 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. If AgriLabs does not purchase from us at its historical levels and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed.

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

           Furthermore, we may choose to license any new or existing product to another entity for commercialization for strategic reasons or due to marketing, sales or distribution constraints. Although we may continue to manufacture the licensed product, we will receive a smaller portion of the revenues derived from sales of that product than if we had sold the product ourselves and will be dependent on a third party to successfully generate sales of the product. For example, in 2003 we granted the distribution and marketing rights in the United States to our heartworm preventive to Schering-Plough Animal Health Corporation.

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

           The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology and other companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.05 to a high of $3.48. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

           We are often dependent on collaborative partners to successfully and timely perform research and development activities on our behalf for us to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. In other examples we have collaborated with several of our instrument suppliers on new products, including working with i-STAT Corporation (recently acquired by Abbott Laboratories) on our handheld electrolyte instrument, Arkray, Inc. on our chemistry instrument, Boule Diagnostics International AB on our hematology instrument, and with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.) on veterinary monitoring instruments. In a further example, we worked with Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test. In the future, one or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

           We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

           Our future success is substantially dependent on the efforts of our senior management and other key personnel, particularly Dr. Robert B. Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of product development and other business objectives. Because of the specialized scientific nature of our business, we often depend substantially on our ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical, chemical and other companies, specialized biotechnology, medical device and other health care firms, and universities and other research institutions for qualified personnel in the areas of our activities. Although we have an employment agreement with Dr. Grieve, he is an at-will employee, which means that either party may terminate his employment at any time without prior notice. If we lose the services of, or fail to recruit, key scientific, technical and other personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

           Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

           We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans (both of which we have) should be treated as a compensation expense and, if so, how to properly value these expenses. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we may have significant accounting charges. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options grants and circulated an Exposure Draft for public comment which, if made effective as written, would require us to recognize compensation expense, beginning in 2005, for options previously issued.

           Legislative actions and higher insurance costs are likely to cause our general and administrative costs to increase.

           We will be required to comply with additional reporting requirements of the Sarbanes-Oxley Act of 2002, particularly section 404, as well as with new listing standards adopted by Nasdaq. Due to these requirements, we may hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase in the future. Insurers may also increase premiums as a result of the high claims rates incurred in the past several years, and so our premiums for various insurance policies, including our directors’ and officers’ insurance policies, may increase. Any increased costs would offset anticipated increases in our revenue and thus impact our profitability.

           We must obtain and maintain costly regulatory approvals in order to market certain of our products.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. In addition, changes in interest rates, foreign currency exchange rates and commodity prices may affect the behavior of our customers or results from other business relationships. For example, many of our customers finance the purchase of or lease certain of our products, and hence may be affected by changes in interest rates.

      Interest Rate Risk

           The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2004, approximately

$10.8 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.69%. We also had approximately $5.5 million of cash and cash equivalents at June 30, 2004, the majority of which is invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2004. Based on our net outstanding balances on June 30, 2004, a one percentage point increase/decrease in market interest rates would cause an annual increase/decrease in our net interest expense of approximately $53,000.

     Foreign Currency Risk

           Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2004.

           We have a wholly owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations over the past year, if foreign currency exchange rates had strengthened/weakened by 25% against the dollar in the past, we would have experienced an incremental pre-tax loss/gain of approximately $1,130,000.

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

           Scil filed a second lawsuit against us on May 12, 2004 in the United States District Court for the Northern District of Illinois contending that we have breached the settlement agreement entered into in connection with the first lawsuit by distributing documents that advertise or promote the sale of our retrofitting of the original analyzer and of reagents for the retrofitted analyzer. The lawsuit seeks injunctive relief and damages. We intend to defend the action vigorously and believe we have valid defenses to Scil’s allegations. Nevertheless, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position, results of operations or cash flow.

Item 2.   Changes in Securities and Use of Proceeds

                 None.

Item 3.   Defaults upon Senior Securities

                 None.

Item 4.   Submission of Matters to a Vote of Security Holders

           Our 2004 annual meeting of stockholders (the “2004 Annual Meeting”) was held on May 13, 2004 in Fort Collins, Colorado. Three proposals, as described in our Proxy Statement dated April 13, 2004, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee:	Number of Shares

Peter Eio	For Withheld	34,405,891 9,784,707

G. Irwin Gordon	For Withheld	34,406,616 9,783,982

2.	Approval of the Amended and Restated 1997 Employee Stock Purchase Plan.

For 30,067,579	Against 817,412	Abstain 49,825	Broker Non-Votes 13,255,782

3.	Ratification of the Appointment of KPMG LLP as Heska's Independent Auditors.

For 31,105,823	Against 13,053,485	Abstain 31,290

Item 5.    Other Information

                 None.

Item 6.    Exhibits and Reports on Form 8-K

                (a)   Exhibits

Number	Description
10.1	Employment Agreement between Registrant and Joseph H. Ritter, dated May 1, 2004
10.2	Second Amendment to Amended and Restated Distribution Agreement between i-STAT Corporation and Heska Corporation effective February 9, 1999, as amended on March 31, 2004 (the “Agreement”).
10.3	Third Amendment to Amended and Restated Distribution Agreement between i-STAT Corporation and Heska Corporation effective February 9, 1999, last amended on June 29, 2004 (the “Agreement”).
31.1	Certification Under Section 302 of Sarbanes-Oxley Act.
31.2	Certification Under Section 302 of Sarbanes-Oxley Act.
32.1	Certification Under Section 906 of Sarbanes-Oxley Act.

                 (b)   Reports on Form 8-K

The Company filed a report on Form 8-K dated May 17, 2004, which furnished the press release of Heska Corporation dated May 17, 2004, reporting Heska Corporation financial results for the first quarter ended March 31, 2004.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: August 11, 2004	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chief Executive Officer and Chairman of the Board (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: August 11, 2004	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)