Form 10-Q
period 2004-09-30
HESKA CORP
filed 2004-11-15
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 12, 2004 was 49,171,029

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

	December 31, 2003	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,877	$5,275
Accounts receivable, net of allowance for doubtful accounts of $192 and $147, respectively	12,673	9,934
Inventories, net of excess and obsolete allowance	10,328	10,964
Other current assets	839	1,869

Total current assets	28,717	28,042
Property and equipment, net	7,973	7,806
Goodwill and intangible assets, net	1,993	2,344
Other assets	213	217

Total assets	$38,896	$38,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,186	$7,105
Accrued liabilities	3,386	2,989
Current portion of deferred revenue and customer deposits	633	4,177
Line of credit	7,528	9,384
Current portion of long-term debt	783	857

Total current liabilities	18,516	24,512
Long-term debt, net of current portion	1,746	1,038
Deferred revenue, net of current portion, and other	11,978	10,171

Total liabilities	32,240	35,721

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 48,826,937 and 49,119,066 shares issued and outstanding, respectively	49	49
Additional paid-in capital	212,131	212,363
Deferred compensation	(165)	(95)
Accumulated other comprehensive loss	(68)	(80)
Accumulated deficit	(205,291)	(209,549)

Total stockholders’equity	6,656	2,688

Total liabilities and stockholders’ equity	$38,896	$38,409

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenue, net:
Product revenue, net:
Core companion animal health	$11,679	$12,479	$32,681	$39,870
Other vaccines, pharmaceuticals and products	3,733	2,984	10,102	9,378

Total product revenue, net of sales returns and allowances	15,412	15,463	42,783	49,248
Research, development and other	299	476	955	1,228

Total revenue, net	15,711	15,939	43,738	50,476
Cost of products sold	9,159	9,827	25,565	31,803

	6,552	6,112	18,173	18,673

Operating expenses:
Selling and marketing	4,218	3,598	11,831	11,838
Research and development	1,738	1,419	5,289	4,932
General and administrative	1,716	1,805	5,315	5,875
Other operating expenses	--	--	515	--

Total operating expenses	7,672	6,822	22,950	22,645

Loss from operations	(1,120)	(710)	(4,777)	(3,972)
Other income (expense), net	(82)	(166)	(101)	(286)

Net loss	$(1,202)	$(876)	$(4,878)	$(4,258)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.10)	$(0.09)

Shares used to compute basic and diluted net loss per share	48,346	49,042	48,021	48,981

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2004

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,878)	$(4,258)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,387	1,029
Amortization of intangible assets	51	107
Stock based compensation	69	69
(Gain) loss on sale of assets	7	(11)
Recovery of bad debts	(40)	(46)
Provision for (recovery of) excess and obsolete inventory	(409)	129
Changes in operating assets and liabilities:
Accounts receivable	485	2,785
Inventories	(1,274)	(765)
Other current assets	(116)	(1,030)
Other long-term assets	(235)	(4)
Accounts payable	510	919
Accrued liabilities	62	(397)
Deferred revenue and other long-term liabilities	5,198	1,337

Net cash provided by (used in) operating activities	817	(136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	--	400
Proceeds from disposition of property, equipment and property rights	235	--
Purchase of property and equipment and capitalized patent costs	(596)	(1,310)

Net cash used in investing activities	(361)	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	395	241
Proceeds from (repayments of) line of credit borrowings, net	(279)	1,856
Proceeds from borrowings	200	--
Repayments of debt and capital lease obligations	(666)	(634)

Net cash provided by (used in) financing activities	(350)	1,463

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55	(19)

INCREASE IN CASH AND CASH EQUIVALENTS	161	398
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,026	4,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,187	$5,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$347	$416

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
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

           The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through September 30, 2004, have totaled $209.5 million. During the nine months ended September 30, 2004, the Company incurred a loss of approximately $4.3 million and used cash of approximately $136,000 in its operations.

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

           In September 2004, the Company received a $2 million prepayment from a customer toward product deliveries beginning as early as December 2004. This amount is reflected on the balance sheet as customer deposits.

           At September 30, 2004, the Company was not in compliance with certain of its covenants under the credit facility agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). On November 12, 2004, an amended agreement was signed which waived all covenant violations, modified the covenants for the remainder of 2004 and retroactively raised the interest rate on all Wells Fargo borrowings related to the credit facility to prime plus 3.5%. Based on our projections, we believe that we will be in compliance with the modified covenants through December 31, 2004. In accordance with the credit facility agreement, covenants for 2005 will be established based upon budgets that we submit to Wells Fargo Business Credit. We believe that the 2005 covenants will be established at levels such that we reasonably expect to be in compliance during 2005, although there can be no guarantee thereof.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Basic and Diluted Net Loss Per Share

           Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s annual net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At September 30, 2003 and 2004, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 7,977,843 and 9,492,060 shares, respectively, of the Company’s common stock.

Stock Based Compensation

           The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). At September 30, 2004, the Company had two stock-based compensation plans. The Company recorded compensation expense of $23,000 and $23,000 related to the Company’s restricted stock for the three months ended September 30, 2003 and 2004, respectively. The Company recorded compensation expense of $69,000 and $69,000 related to the Company’s restricted stock for the nine months ended September 30, 2003 and 2004, respectively.

           Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the

Company’s net loss and net loss per share for the three and nine months ended September 30, 2003 and 2004 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(1,202)	$(876)	$(4,878)	$(4,258)
Stock-based employee compensation expense included in the determination of net loss, as reported	23	23	69	69
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(415)	(491)	(1,157)	(1,401)

Net loss, pro forma	$(1,594)	$(1,344)	$(5,966)	$(5,590)

Net loss per share:
Basic and diluted - as reported	$(0.02)	$(0.02)	$(0.10)	$(0.09)

Basic and diluted - pro forma	$(0.03)	$(0.03)	$(0.12)	$(0.11)

           The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and nine months ended September 30, 2003 and 2004. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2003 was approximately $43,000 and $1,403,000. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2004 was approximately $84,000 and $2,888,000.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004

Risk-free interest rate	3.42%	3.24%	2.72%	3.63%
Expected lives	4.6 years	4.3 years	4.6 years	4.6 years
Expected volatility	133%	72%	132%	76%
Expected dividend yield	0%	0%	0%	0%

           A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Nine Months Ended September 30,

	2003		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	6,378,586	$1.8142	7,954,648	$1.5163
Granted at market	2,505,117	$0.8907	2,442,759	$1.9284
Granted above market	26,121	$1.4936	418	$2.6300
Cancelled	(618,704)	$2.2869	(611,575)	$4.5919
Exercised	(336,472)	$1.0898	(294,190)	$0.8157

Outstanding at end of period	7,954,648	$1.5163	9,492,060	$1.4460

Exercisable at end of period	4,646,765	$1.8790	5,540,366	$1.4505

           The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at September 30, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2004	Weighted Average Exercise Price

$0.34 - $0.70	2,120,584	7.62	$0.5821	1,413,579	$0.5482
$0.71 - $1.06	1,968,711	7.85	$0.9989	1,061,732	$1.0025
$1.07 - $1.49	1,783,246	6.17	$1.2182	1,479,954	$1.2193
$1.50 - $2.05	1,943,915	8.81	$1.6813	800,708	$1.7099
$2.06 - $15.00	1,675,604	7.69	$3.0341	784,393	$3.8541

$0.34 - $15.00	9,492,060	7.65	$1.4460	5,540,366	$1.4505

3.       RESTRUCTURING AND OTHER OPERATING EXPENSES

           During the first quarter of 2003, the Company recorded a charge to other operating expense of approximately $515,000 related to settlement costs associated with the resolution of litigation.

           Shown below is a reconciliation of restructuring activity for the nine months ended September 30, 2004 (in thousands):

	Balance at December 31, 2003	Additions for the Nine Months Ended September 30, 2004	Payments for the Nine Months Ended September 30, 2004	Balance at September 30, 2004

Leased facility closure costs	$51	$--	$(27)	$24
Products and other	70	--	(40)	30

Total	$121	$--	$(67)	$54

           Shown below is a reconciliation of restructuring costs for the nine months ended September 30, 2003 (in thousands):

	Balance at December 31, 2002	Additions for the Nine Months Ended September 30, 2003	Payments for the Nine Months Ended September 30, 2003	Balance at September 30, 2003

Severance pay and benefits	$73	$--	$(73)	$--
Leased facility closure costs	120	--	(60)	60
Products and other	150	--	(40)	110

Total	$343	$--	$(173)	$170

4.       SEGMENT REPORTING

           The Company is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products (“OVP”). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. Core Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in OVP’s assets are transferred at cost and are not recorded as revenue for OVP. The Other Vaccines, Pharmaceuticals and Products

segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

           Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs these sponsored research and development projects for both companion animal and livestock purposes.

           Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other	Total

Three Months Ended September 30, 2003:
Revenue	$11,925	$3,786	$--	$15,711
Operating income (loss)	(1,807)	687	--	(1,120)
Total assets	41,086	17,305	(22,359)	36,032
Capital expenditures	113	197	--	310
Depreciation and amortization	201	283	--	484
Three Months Ended September 30, 2004:
Revenue	$12,761	$3,178	$--	$15,939
Operating income (loss)	(1,069)	359	--	(710)
Total assets	40,035	15,813	(17,439)	38,409
Capital expenditures	90	205	--	295
Depreciation and amortization	126	239	--	365

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Intercompany/ Other		Total

Nine Months Ended September 30, 2003:
Revenue	$33,511	$10,227	$--		$43,738
Operating income (loss)	(6,024)	1,762	(515	) (a)	(4,777)
Total assets	41,086	17,305	(22,359)		36,032
Capital expenditures	130	466	--		596
Depreciation and amortization	565	945	--		1,510
__________ (a) Includes other operating expense of $515,000.
Nine Months Ended September 30, 2004:
Revenue	$40,845	$9,631	$--	$50,476
Operating income (loss)	(4,595)	623	--	(3,972)
Total assets	40,035	15,813	(17,439)	38,409
Capital expenditures	511	341	--	852
Depreciation and amortization	418	718	--	1,136

5.       COMPREHENSIVE INCOME (LOSS)

           Comprehensive income includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes include primarily foreign currency translation items. Total comprehensive loss for the three months ended September 30, 2003 and 2004 was $1,168,000 and $874,000, respectively. Total comprehensive loss for the nine months ended September 30, 2003 and 2004 was $4,817,000 and $4,269,000, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of November 15, 2004, and we undertake no duty to update this information.

      Overview

           We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health (“CCA”), which represented 76% and 81% of our product revenue for 2003 and nine months ended September 30, 2004, respectively, and Other Vaccines, Pharmaceuticals and Products (“OVP”), previously reported as Diamond Animal Health, which represented 24% and 19% of our product revenue for 2003 and nine months ended September 30, 2004, respectively.

           The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

           Diagnostic and monitoring instruments and supplies represented approximately 45% and 45% of our total product revenue for 2003 and nine months ended September 30, 2004, respectively. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

           Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 31% and 36% of our total product revenue for 2003 and nine months ended September 30, 2004, respectively, with the bulk of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us. In the future, we expect to manufacture an increasing share of products in this area in our production facility in Des Moines, Iowa.

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

           While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business. We intend to reach sustained profitability primarily through revenue growth. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue in this segment grew 22% in the nine months ended September 30, 2004 as compared to the corresponding 2003 period, grew 33% in 2003 as compared to 2002 and has grown at a compounded annual growth rate of over 25% since 1998.

           The Other Vaccines, Pharmaceuticals and Products segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on future vaccines and pharmaceuticals that we are currently developing or may develop in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and most fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

           OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

           We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., or AgriLabs, for the exclusive (outside of Canada) marketing and sale of certain of these vaccines worldwide. This agreement generates a significant portion of OVP’s revenue. Certain annual contract minimums, which increase over the life of the contract, must be met by AgriLabs in order to maintain worldwide exclusivity. We believe it is likely that AgriLabs will not meet the minimum purchase requirement for 2004. We have begun negotiations with AgriLabs regarding an amendment to our agreement into the future which will allow AgriLabs to maintain exclusivity with lower minimum purchase requirements while providing us with appropriate compensation for the situation. AgriLabs will continue to have access to the product line under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. This situation will continue to hinder OVP’s sales for the remainder of 2004. We do not believe this situation is being driven by a fundamental change in end user demand for our vaccines. OVP also produces vaccines and pharmaceuticals for other third parties.

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

      Results of Operations

      Revenue

           Total revenue, which includes product revenue, sponsored research and development revenue and other revenue, increased 15% to $50.5 million for the nine months ended September 30, 2004 as compared to $43.7 million for the corresponding period in 2003. Product revenue increased 15% to $49.2 million for the nine months ended September 30, 2004 as compared to $42.8 million for the corresponding period in 2003. Total revenue increased 1% to $15.9 million for the three months ended September 30, 2004 as compared to $15.7 million for the corresponding period in 2003. Product revenue increased slightly to $15.5 million for the three months ended September 30, 2004 as compared to $15.4 million for the corresponding period in 2003.

           Product revenue from our Core Companion Animal Health segment increased 22% to $39.9 million for the nine months ended September 30, 2004 compared to $32.7 million for the corresponding period in 2003. This increase was driven by increased sales of our canine heartworm preventive, which was launched in October 2003, our instrument consumables, primarily as a result of new instrument placements rather than greater usage per instrument and our hematology instruments, somewhat offset by lower sales of our canine heartworm diagnostic tests. Product revenue from our Core Companion Animal Health segment increased 7% to $12.5 million for the three months ended September 30, 2004 as compared to $11.7 million for the corresponding period in 2003. This increase was driven by increased sales of our canine heartworm preventive, which was launched in October 2003, somewhat offset by lower sales of our hematology instruments.

           Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) decreased by 7% to $9.4 million for the nine months ended September 30, 2004 as compared to $10.1 million for the corresponding period in 2003. Major factors in this decline in revenue were lower sales of our bovine vaccines under our contract with AgriLabs and a customer who had purchased product for European distribution in 2003, but not in 2004, somewhat offset by increased sales of small mammal vaccines and bulk bovine biologicals. Product revenue from OVP decreased 20% to $3.0 million for the three months ended September 30, 2004 as compared to $3.7 million for the corresponding period in 2003. Major factors in the lower sales for this period were lower sales of fish vaccines, small mammal products, our equine influenza vaccine and a customer who purchased product for European distribution in 2003, but not in 2004.

           Revenue from sponsored research and development and other increased 29% to $1.2 million for the nine months ended September 30, 2004 from $954,000 for the corresponding period in 2003. Revenue from sponsored research and development and other increased 60% to $477,000 for the three months ended September 30, 2004 as compared to $299,000 for the corresponding period in 2003. These increases primarily reflect license fees received in 2003 which are being recognized over several years.

           For 2004 to date, we have experienced a revenue decline in our OVP segment as compared to 2003 and we expect this decline to continue into the fourth quarter. The latest 2004 forecast we have received from AgriLabs continues to represent a significant decline from purchases made in 2003, and is the primary reason for the expected decline in 2004 revenue in this segment. Revenue was also impacted by a 2003 customer who did not purchase product from our OVP segment for European distribution in 2004. We expect 2004 OVP product revenue to be between $12 and $13 million, as compared to $16.3 million in 2003. We anticipate a significant decline in fourth quarter 2004 revenue as compared to fourth quarter 2003 revenue in our Core Companion Animal Health segment, although we expect to return to continued growth in this segment in 2005. We expect sponsored research and development and other revenue to increase slightly in 2004 due primarily to the ratable recognition of certain up-front fees received from the licensing of product and technology rights to third parties.

      Cost of Products Sold

           Cost of products sold totaled $31.8 million for the first nine months of 2004 compared to $25.6 million for the corresponding period in 2003 and $9.8 million in the third quarter of 2004 compared to $9.2 million for the corresponding period in 2003. Gross profit from product sales increased to $17.4 million for the nine months ended September 30, 2004 as compared to $17.2 million in the prior year corresponding period. Gross profit from product sales decreased to $5.6 million for the three months ended September 30, 2004 as compared to $6.3 million in the prior year corresponding period.

           Gross margin on product sales, i.e. gross profit on product sales divided by product sales, declined to 35.4% in the nine months ended September 30, 2004 as compared to 40.2% in the corresponding period in 2003. The decline was principally due to significantly lower gross margins on our sales of diagnostic instruments, significantly lower gross margins on OVP product sales and lower gross margins on sales of our heartworm diagnostic products. An important reason for the decline in gross margins in new instrument product sales was an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer, which was launched in January 2004. We initially made a decision to make this offer to certain customers in January 2004 and subsequently extended the period the offer was available through the second quarter as business conditions changed. Significantly lower OVP gross margins were due to sales from a greater proportion of relatively lower margin products as compared to 2003. Lower gross margins on sales of our heartworm diagnostic products were primarily the result of increased competition, a trend we expect to continue in the future. Gross margin on product sales declined to 36.4% in the third quarter of 2004 as compared to 40.6% in the prior year period. The decline was principally due to significantly lower gross margins on OVP product sales and lower gross margins on sales of our heartworm diagnostic products. Significantly lower OVP gross margins were due to sales from a greater proportion of relatively lower margin products as compared to 2003 as well as higher than usual manufacturing variances. Lower gross margins on sales of our heartworm diagnostic products were primarily the result of increased competition, a trend we expect to continue in the future.

      Operating Expenses

           Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses were essentially flat at $11.8 million in the nine months ended September 30, 2004 compared to the corresponding period in 2003. Selling and marketing expenses decreased to $3.6 million for the three months ended September 30, 2004 as compared to $4.2 million for the corresponding period in 2003 primarily due to reduced marketing expenses and lower sales commissions.

           Research and development expenses declined slightly to $4.9 million for the nine months ended September 30, 2004 from $5.3 million during the corresponding period in 2003. Research and development expenses decreased to $1.4 million for the three months ended September 30, 2004 as compared to $1.7 million for the corresponding period of 2003. These declines were primarily due to lower compensation and benefits costs.

           General and administrative expenses increased by 11% to $5.9 million in the nine months ended September 30, 2004 from $5.3 million for the corresponding period in 2003. These increases were primarily due to the increased usage of outside consultants for various projects, including compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased 3% to $1.8 million for the three months ended September 30, 2004 as compared to $1.7 million for the corresponding period in 2003.

           We recorded other operating expenses of approximately $515,000 during the first quarter of 2003 related to settlement costs associated with the resolution of litigation.

           We expect total operating expenses to decrease in 2004 as compared to 2003.

      Other

           Other expense increased to $286,000 for the nine months ended September 30, 2004 as compared to $101,000 during the corresponding period in 2003. Other expense increased to $166,000 for the three months ended September 30, 2004 as compared to $82,000 for the corresponding period in 2003. The increases in net other expense were due to higher interest expense in 2004 as we utilized more of our revolving line of credit and the receipt of certain prior years’ tax credits in 2003 which did not occur to the same extent in 2004. We expect this line item to be a net expense for 2004 and to primarily consist of net interest expense. We expect net interest expense to increase in 2004 as we use our revolving credit facility more extensively and have higher interest rates on our outstanding loans in the fourth quarter of 2004, due to the increase in interest rates resulting from our most recent modification to the Wells Fargo credit facility agreement.

      Net Loss

           Our net loss decreased to $4.3 million in the nine months ended September 30, 2004 compared to $4.9 million during the corresponding period in 2003. The improvement in 2004 from 2003 was the result of increased product revenue, operating expenses growing more slowly than revenue and lower other operating expenses, somewhat offset by lower gross margins on product sales. Our net loss decreased to $876,000 for the three months ended September 30, 2004 as compared to $1.2 million for the corresponding period in 2003. This improvement was due to lower operating expenses somewhat offset by lower gross margins on product sales.

      Liquidity and Capital Resources

           We have incurred negative cash flow from operations since inception in 1988. For the nine months ended September 30, 2004, we had a net loss of $4.3 million. During the nine months ended September 30, 2004, we used cash from operations of $136,000. At September 30, 2004, we had $5.3 million of cash and cash equivalents, $3.5 million of working capital, $9.4 million of outstanding borrowings under our revolving line of credit agreement and $733,000 of additional available borrowing capacity. Our working capital has decreased from $10.2 million at December 31, 2003, primarily due to increases in the current portion of deferred revenue and customer deposits and increased borrowings under our revolving line of credit.

           At September 30, 2004, we had outstanding obligations for long-term debt and capital leases totaling $1.9 million primarily related to two term loans with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One of these two term loans is secured by real estate and had an outstanding balance at September 30, 2004 of $1.2 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. The other term loan is secured by machinery and equipment and had an outstanding balance at September 30, 2004 of approximately $72,000 payable in monthly installments of $18,667 plus interest. On September 30, 2004, both loans had a stated interest rate of prime plus 1.5%. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 0.25% and a remaining balance of $500,000 payable in 2005. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at September 30, 2004 of $119,000, due in monthly installments through June 2006. The promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of OVP’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled $35,000 at September 30, 2004. The current portion of these long-term obligations is approximately $857,000 at September 30, 2004, and the non-current portion is approximately $1 million. The terms of our debt agreement includes provisions where non-compliance with certain convenants could, in specified circumstances, result in acceleration of the repayment of these borrowings. Due to the waiver of the events of non-compliance under the amendment to our credit facility agreement and our expectation of continued compliance under the modified covenants, management has concluded that these borrowings are properly classified at September 30, 2004, in accordance with their terms, and that acceleration of repayment is unlikely.

           At September 30, 2004, we also had a $12.0 million asset-based revolving line of credit with Wells Fargo which expires on May 31, 2006. At September 30, 2004, $9.4 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2004, interest was charged at a stated rate of prime plus 1.5% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We were not in compliance with two of these covenants as of September 30, 2004 and one of these covenants on October 31, 2004. Wells Fargo has subsequently granted us a waiver of non-compliance. In addition, on November 12, 2004, Wells Fargo also modified our covenants for the remainder of 2004 and retroactively increased the interest rate on our revolving line of credit and term loans from prime plus 15% to prime plus 3.5%. We believe that we will be in compliance with the modified covenants for the remainder of 2004. Further, as required by our agreement, new covenants will be established by Wells Fargo for 2005. We believe that the 2005 covenants, consistent with Wells Fargo's past practices, will result in our expectation of compliance with such covenants during 2005, although there can be no assurance thereof. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. At September 30, 2004, our remaining available borrowing capacity under the credit facility agreement was approximately $733,000.

           Net cash used by operating activities was $136,000 for the nine months ended September 30, 2004 as compared to providing cash of $817,000 during the corresponding period in 2003. The increase in cash used by operations for the nine months ended September 30, 2004 as compared to the same period of 2003 is due to a $2.3 million greater decrease in accounts receivable in 2004 due to the record first quarter sales and $509,000 of lower investment in inventories. We also increased other current assets by $1.0 million in 2004 versus an increase of $116,000 in 2003 which was related to higher prepaid inventory costs and instruments used in the field for demonstration purposes, primarily related to our new hematology instrument. Deferred revenue, customer deposits and other long-term liabilities increased by $3.8 million more in 2003 than 2004 due to proceeds from the sale of marketing rights to certain products somewhat offset by a $2.0 million prepayment in September 2004 toward the purchase of future products. Our cash from operations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

           Net cash flows from investing activities used cash of $910,000 in the nine months ended September 30, 2004, compared to using $350,000 during the corresponding period in 2003, with the change due primarily to increased capital expenditures and capitalized patent costs.

           Net cash flows from financing activities provided cash of $1.5 million during the nine months ended September 30, 2004 as compared to using $361,000 during the corresponding period in 2003. In 2004, the cash was provided primarily from net borrowings under our revolving credit facility as compared to net repayments against our revolving credit facility in 2003.

           At September 30, 2004, we had total deferred revenue, customer deposits and other long-term liabilities, net of current portion, of approximately $10.2 million. Included in this total is approximately $9.9 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the nine months ended September 30, 2004 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products or patents. The remaining approximately $300,000 is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 and future obligations under litigation settlements. In addition, we had customer deposits of approximately $2.3 million related to cash received from a customer for prepaid product purchases.

           Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, our ability to successfully complete negotiations on agreements currently contemplated, the outcome of our discussions with Wells Fargo regarding our covenants and our continuing compliance with the modified 2004 covenants and the yet-to-be established 2005 covenants, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the procurement and enforcement of patents important to our business and the results of competition.

           Our current financial plan for 2004 and future forecasts indicate that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, which are subject to our continuing compliance with existing or future covenants, should be sufficient to fund our operations through 2005. Our financial plan for 2004 and future forecasts expect that we will have positive operating cash flow, primarily through increased revenue and limiting any increase in operating expenses, and that we will successfully complete negotiations on agreements currently contemplated. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and the then available borrowings. See “Factors that May Affect Results.”

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

      Recent Accounting Pronouncements

           On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) announced its intent to require all companies to expense the fair value of employee stock options at some future date. Under the FASB’s proposal, companies will be required to measure and expense the fair value of the options granted and other equity based compensation. The FASB tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB is still discussing how the cost of employee stock options should be measured (i.e. what is the appropriate method to determine the option’s fair value) and circulated an Exposure Draft for public comment on this matter. On October 13, 2004 FASB concluded that 123R, Share-Based Payment, would be effective for public companies for periods beginning after June 15, 2005. This would require us to recognize compensation expense for options that vest after June 30, 2005. If we are required to expense the estimated fair value of employee stock options, it would likely have a material effect on our results of operations. Under current rules for fair value accounting prescribed by SFAS 123, an option-pricing model, such as the Black-Scholes model, is required to be used. Inputs into the Black-Scholes option pricing model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding. Changes to each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for estimated volatility is obtained using our 2004 option valuation policy which calls for us to average two items: (1) our historical stock price volatility from a given point and (2) a peer group average volatility (the peer group consists of two companies in our industry which we believe are similar to us in terms of our operating and stock price characteristics, and volatility for each is calculated based on public market option trading when it is available and historical stock price volatility when it is not) to calculate our volatility assumption. This input for estimated volatility differs from our historical volatility, as we believe that the volatility in future periods will be different from our historical volatility. Our input for estimated volatility for option pricing purposes may not be indicative of actual future volatility. Similarly, we have used a software program to determine expected lives for options issued in the first nine months of 2004. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of “at-the-money” options priced under different volatility and time to expiration assumptions as compared to an “at-the-money” option priced using the weighted average, based on options issued in the nine months ended September 30, 2004, for the following inputs: volatility of 76%, time to expiration of 4.6 years, risk free interest rate of 3.63% and dividend yield of 0.0%. For example, if we assume the fair market value of our stock to be $1.83 and we value 100,000 options to buy a share at that price (i.e. “at-the-money” options) using a volatility of 76%, a time to expiration of 4.6 years, a risk free interest rate of 3.63% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $113,300; if we value the options under the same assumptions except we assume a volatility of 120% rather than 76% and a time to expiration of 6 years instead of 4.6 years, we obtain a value of approximately $159,800, or approximately 141% of the fair value calculated under our original assumptions, as can be seen in the table below.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	13%	22%	31%	40%	49%	58%	66%	74%	82%	90%
	2	20%	32%	45%	57%	69%	80%	90%	100%	108%	116%
Time to	3	25%	40%	55%	69%	83%	95%	106%	116%	124%	132%
Expiration	4	31%	47%	64%	79%	93%	106%	117%	127%	135%	141%
(in years)	5	36%	54%	71%	88%	102%	115%	126%	135%	142%	148%
	6	40%	59%	78%	95%	110%	122%	133%	141%	147%	152%
	7	45%	64%	84%	101%	116%	128%	138%	145%	151%	155%
	8	49%	69%	89%	106%	121%	133%	142%	149%	153%	157%
	9	53%	74%	94%	111%	126%	137%	145%	151%	155%	158%
	10	57%	78%	98%	116%	130%	141%	148%	154%	157%	159%

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

           Under our revolving line of credit agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under that agreement to fund our operations. Our other borrowings with Wells Fargo are also impacted by our compliance status under the revolving line of credit. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2004. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We were not in compliance with two of these covenants as of September 30, 2004. Wells Fargo Business Credit has subsequently granted us a waiver of non-compliance. In addition, on November 12, 2004, Wells Fargo also modified our covenants for the remainder of 2004 and retroactively increased the interest rate on our revolving line of credit and term loans from prime plus 1.5% to prime plus 3.5%. Further, as required by our agreement, new covenants will be established by Wells Fargo for 2005. We believe that the 2005 covenants, consistent with Wells Fargo's past practices, will result in our expectation of compliance with such covenants during 2005, although there can be no assurance thereof.

           Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts, including amounts currently classified as long-term, to become immediately due and payable or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit agreement to fund our operations in 2004 and 2005. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to fund our cash needs and continue our operations, which capital may not be available on acceptable terms, or at all.

           We have historically not generated positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

           Our financial plan for 2004 and future forecasts indicate that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, should be sufficient to fund our operations through 2005. Our financial plan for 2004 and future forecasts expect that we will have positive operating cash flow, primarily through increased revenue and limiting any increase in operating expenses, and that we will successfully complete negotiations on agreements currently contemplated. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

           Additional capital may not be available on acceptable terms, if at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Furthermore, amounts we expect to be available under our existing revolving credit facility may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Alternatively, we may have to relinquish rights to certain of our intellectual property, products or marketing rights if we are required to obtain funds through collaborative agreements or otherwise. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

           We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, including i-STAT Corporation (recently acquired by Abbott Laboratories), Arkray, Inc., Boule Diagnostics International AB and Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.); for certain of our point-of-care diagnostic and other tests, primarily Quidel Corporation and Diagnostic Chemicals, Ltd.; for the manufacture of our allergy immunotherapy treatment products, ALK-Abello, Inc. and Greer Laboratories, Inc.; as well as others for other products. We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2004 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which could be significant if we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	High switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.

•	The discontinuation of a product line. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create an increased drain on our financial resources and liquidity.

•	Loss of exclusivity. Our agreements with various suppliers of our veterinary instruments often require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these instruments. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

•	Limited intellectual property rights. We may not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

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

           We have incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2004, we had an accumulated deficit of $209.5 million. Notwithstanding our first profitable month in June 2002, our first profitable quarter for the three months ended December 31, 2002 and our second profitable quarter for the three months ended December 31, 2003, our ability to be profitable in the fourth quarter of 2004, and future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

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

           Revenue from one contract with AgriLabs comprised approximately 16%, 17% and 15% of consolidated revenue in 2001, 2002 and 2003, respectively. Revenue from this contract represented less than 10% of our consolidated revenue through the nine months ended September 30, 2004. In 2002, we signed a contract extension with AgriLabs that extends their exclusive (outside of Canada) marketing rights to certain of our products through 2013 as long as they make specified minimum purchases, which increase each year. The latest 2004 forecast we have received from AgriLabs represents a significant decline from purchases made in 2003. We believe it is likely that AgriLabs will not meet the current minimum purchase requirement for 2004. We have begun negotiations with AgriLabs regarding an amendment to our agreement which will allow AgriLabs to maintain exclusivity with lower minimum purchase requirements while providing us with appropriate compensation for the situation. If we are unable to agree to such an amendment, we believe it is likely that AgriLabs will lose exclusive rights to this product line in July 2005. AgriLabs will continue to have access to the product under the agreement if it loses exclusivity due to a failure to meet the minimum purchase requirement. If AgriLabs does not purchase from us at its historical levels and if we fail to replace the lost revenue with revenues from other customers, our business could be substantially harmed.

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

           Our common stock was originally listed on the Nasdaq National Market. In September 2002 we transferred our listing to the Nasdaq SmallCap Market when we were unable to meet the minimum bid price requirement. We cannot assure you that we will be able to maintain our listing on the Nasdaq stock market, which includes additional quantitative and qualitative requirements in addition to a $1.00 minimum bid price. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

           Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

           We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans (both of which we have) should be treated as a compensation expense and, if so, how to properly value these expenses. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we may have significant accounting charges, including circumstances where our historical methodologies for calculating option values are deemed inappropriate. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options grants and circulated an Exposure Draft for public comment on this matter. On October 13, 2004, FASB concluded that 123R, Share-Based Payment, would be effective for public companies for periods beginning after June 15, 2005. This would require us to recognize compensation expense for options that vest after June 30, 2005 and would increase our net loss or reduce our net income in future periods.

           Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

           The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public biotechnology and other companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.00 to a high of $3.48. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

           We are often dependent on collaborative partners to successfully and timely perform research and development activities on our behalf for us to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation, and Quidel manufactures these products. In other examples, we have collaborated with several of our instrument suppliers on new products, including working with i-STAT Corporation (recently acquired by Abbott Laboratories) on our handheld electrolyte instrument, Arkray, Inc. on our chemistry instrument, Boule Diagnostics International AB on our hematology instrument, and with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.) on veterinary monitoring instruments. In a further example, we worked with Diagnostic Chemicals, Ltd. to develop the E.R.D.-HEALTHSCREEN Canine Urine Test and E.R.D.-HEALTHSCREEN Feline Urine Test. In the future, one or more of our collaborative partners may not complete research and development activities on our behalf in a timely fashion, or at all. If our collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to develop technologies and products will be impacted negatively and our revenues will decline.

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

           Our Flu AVERT I.N. Vaccine, SOLO STEP CH Cassettes, SOLO STEP FH Cassettes, SOLO STEP CH Batch Test Strips, FELINE ULTRANASAL FVRCP Vaccine, FELINE ULTRANASAL FVRC Vaccine and Trivalent Intranasal/Intraocular Vaccine each have received regulatory approval in the United States by the USDA. In addition, the Flu AVERT I.N. Vaccine has been approved in Canada by the CFIA. SOLO STEP CH Cassettes and SOLO STEP CH Batch Test Strips are pending approval by the CFIA. SOLO STEP CH Cassettes have also been approved by the Japanese Ministry of Agriculture, Forestry and Fisheries.

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

      Interest Rate Risk

           The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2004, approximately $11.1 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 6.19%. We also had approximately $5.3 million of cash and cash equivalents at September 30, 2004, the majority of which is invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on September 30, 2004. Based on our net outstanding balances on September 30, 2004, a one percentage point increase/decrease in market interest rates would cause an annual increase/decrease in our net interest expense of approximately $58,000. Wells Fargo retroactively increased our interest rate by two percentage points on the majority of our variable rate debt under an agreement signed on November 12, 2004.

      Foreign Currency Risk

           Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2004.

           We have a wholly owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations over the past year, if foreign currency exchange rates had strengthened/weakened by 25% against the dollar in the past, we would have experienced an incremental pre-tax loss/gain of approximately $1.1 million.

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

           Scil filed a second lawsuit against us on May 12, 2004 in the United States District Court for the Northern District of Illinois contending that we have breached the settlement agreement entered into in connection with the first lawsuit by distributing documents that advertise or promote the sale of our retrofitting of the original analyzer and of reagents for the retrofitted analyzer. The lawsuit seeks injunctive relief and damages. We intend to defend the action vigorously and believe we have valid defenses to Scil’s allegations. On September 28, 2004, we filed a counterclaim against Scil seeking damages for actions taken by Scil in connection with its obligations to Heska under the applicable agreements between the parties. The parties agreed to a settlement of their dispute on November 12, 2004, pursuant to which they will dismiss the second lawsuit, including all claims and counterclaims.

Item 2.   Changes in Securities and Use of Proceeds

                None.

Item 3.   Defaults upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.   Other Information

                None.

Item 6.    Exhibits

                (a)   Exhibits

Number	Description
10.1	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Registrant and Agri Laboratories, Ltd., dated September 20, 2004.
10.2	Fourth Amendment to Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation dated September 30, 2004.
31.1	Certification Under Section 302 of Sarbanes-Oxley Act.
31.2	Certification Under Section 302 of Sarbanes-Oxley Act.
32.1	Certification Under Section 906 of Sarbanes-Oxley Act.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: November 15, 2004	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: November 15, 2004	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)