Form 10-K
period 2004-12-31
HESKA CORP
filed 2005-03-31
CIK 1038133

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $50,789,565 as of June 30, 2004 based upon the closing price on the Nasdaq SmallCap Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

        49,419,130 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Stockholders.

        i-STAT is a registered trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation in the United States. HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, IMMUCHECK, PERIOCEUTIC, SOLO STEP, VET/E-SIG AND VET/OX are registered trademarks and CBC-DIFF, ERD, FELINE ULTRANASAL, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-K also refers to trademarks and trade names of other organizations.

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

Item 1.    Business.

        We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our core focus is on the canine and feline companion animal health markets. In the past, we have devoted substantial resources to the research and development of innovative products in these areas, where we strive to provide high value products for unmet needs and advance the state of veterinary medicine.

        Our business is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment ("CCA") includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment ("OVP"), previously reported as Diamond Animal Health, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

        Our principal executive offices are located at 1613 Prospect Parkway, Fort Collins, Colorado 80525, our telephone number is (970) 493-7272 and our internet address is www.heska.com. We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

  Background

        We have historically been a research and development focused company and have devoted substantial resources to this area, which has contributed to our historical operating losses.

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

        We continued to pursue operating efficiencies and rationalize our business in 2001 and 2002. In late 2001, we moved our distribution strategy to a distributor-focused model and entered into distribution agreements with over 20 third-party veterinary distributors. We eliminated several direct sales positions as a result. We also consolidated our European operations into one facility in the fourth quarter of 2001. In the first half of 2002, we eliminated several positions, primarily in research and development, to lower our expense base. In July 2002, we licensed to Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world's first intranasal influenza vaccine for horses. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.

  Core Companion Animal Health Segment

        We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

  Medical Instruments

        We offer a broad line of veterinary diagnostic, monitoring and other instruments which are described below. We also market and sell consumable supplies for these instruments.

        Diagnostic Instruments.    Our line of veterinary diagnostic instruments includes the following:

  •
  Electrolytes and Blood Gases: The i-STAT Portable Clinical Analyzer is a handheld, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, in whole blood. We are supplied this instrument and affiliated cartridges and supplies under a contractual agreement with i-STAT Corporation (acquired in 2004 by Abbott Laboratories).

  •
  Blood Chemistry: The SPOTCHEM EZ Automated Dry Chemistry System is a compact benchtop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system. We are supplied this instrument and affiliated test strips under a contractual agreement with Arkray, Inc.

  •
  Hematology: The HESKA CBC-DIFF Veterinary Hematology System is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We are supplied this instrument and affiliated reagents and supplies under a contractual agreement with Boule Diagnostics International AB.

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

        We currently market and sell heartworm diagnostic tests for both dogs and cats. SOLO STEP CH for dogs and SOLO STEP FH for cats are available in point-of-care, single use, formats that can be used by veterinarians on site. We also offer SOLO STEP CH Batch Test Strips, a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time. We obtain SOLO STEP CH, SOLO STEP FH and SOLO STEP Batch Test Strips under a contractual agreement with Quidel Corporation ("Quidel").

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

  Veterinary Diagnostic Laboratory Services and Products

        We have a veterinary diagnostic laboratory at our Colorado facility. We also sell ERD reagent packs used to detect microalbuminuria, the most sensitive indicator of renal damage, to Antech Diagnostics, the laboratory division of VCA Antech, Inc., for use in its veterinary diagnostic laboratories.

        Our diagnostic laboratory offers blood testing using our ALLERCEPT Definitive Allergen Panels, which provide the most accurate determination of the specific allergens to which an animal, such as a dog or cat, is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed later in this document.

        Our diagnostic laboratory currently also offers testing using our canine and feline heartworm diagnostic technology and flea bite allergy assays as well as other diagnostic services including polymerase chain reaction, or PCR, based tests for certain infectious diseases. Our diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

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

        We sell the HESKA FELINE ULTRANASAL FVRCP Vaccine, a three-way modified live vaccine combination to prevent disease caused by the three most common respiratory viruses of cats: calicivirus, rhinotracheitis virus and panleukopenia virus. Our two-way modified live vaccine combination, HESKA ULTRANASAL FVRC, prevents disease caused by calicivirus and rhinotracheitis. These vaccines are administered without needle injection by dropping the liquid preparation into the nostrils of cats. Our vaccines avoid injection site side effects, and we believe they are very efficacious. These products were launched to the veterinary marketplace in October 2004.

  Pharmaceuticals and Supplements

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

        Hypothyroid Treatment.    We also sell a chewable thyroid supplement, THYROMED Chewable Tablets, for treatment of hypothyroidism in dogs. Hypothyroidism is one of the most common endocrine conditions diagnosed in older dogs, treatment of which requires a daily hormone supplement for the lifetime of the animal. THYROMED Chewable Tablets contain the active ingredient Levothyroxine Sodium, which is a clinically proven replacement for the naturally occurring hormone secreted by the thyroid gland. The chewable formulation makes this daily supplement convenient and easy to administer.

  Other Vaccines, Pharmaceuticals and Products Segment

        We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture, or USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands—registered trademarks of AgriLabs. AgriLabs has rights to sell these bovine vaccines in the United States, Africa, China, Mexico and Taiwan to December 2013. Subject to minimum purchase requirements, AgriLabs' rights in these regions will be exclusive at least to December 2009 and could remain exclusive up to December 2013 based on other contractual arrangements. We have the right to sell these bovine vaccines to any party of our choosing in other regions of the world. AgriLabs has non-exclusive rights to these vaccines in Canada to December 2009. We also manufacture other bovine products not covered under the agreement with AgriLabs.

        We manufacture biological and pharmaceutical products for a number of other animal health companies. We manufacture products for animals including small mammals, horses and fish. Our offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers as well as validation support and distribution services.

        In July 2002, we made a strategic decision to focus on the canine and feline animal health markets. At that time, we licensed certain of our Flu AVERT I.N. vaccine rights to Intervet Inc., a unit of Akzo Nobel. As part of the agreement, we are currently manufacturing this product for Intervet Inc., although Intervet Inc. is free to manufacture the product itself in the future. Intervet Inc. now has global distribution rights to this product. All sales of this product after July 2002 have been reported as revenue for the OVP segment.

  Marketing, Sales, Distribution and Customer Support

        We estimate that there are approximately 35,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 18,000 clinics in the United States. In 2004, our products were sold to approximately 14,000 such clinics in the United States. All our Core Companion Animal Health Products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

        We currently market our Core Companion Animal Health products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and SPAH in the case of our heartworm preventive. Our direct sales force currently consists of 38 territory managers and 5 regional managers responsible for sales in various parts of the United States. Our inside sales force consists of 20 persons.

        Our independent third-party distributors in the U.S. purchase and market our products utilizing their direct sales forces. We currently have agreements with 24 regional distributors with approximately 700 representatives. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. As a result, 13 of these 24 regional distributors with approximately 225 representatives carry our full product line. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. To be successful, we will need to continue to attract and retain sufficient independent distributors and train the sales personnel of our distributors about our products.

        We have a full staff dedicated to customer and product support including veterinarians, technical support specialists and service technicians. Individuals from our research and development group may also be used as a resource in responding to certain inquiries.

        Internationally, we market our products to veterinarians primarily through corporate agreements and independent third-party distributors. Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) exclusively markets and distributes SOLO STEP CH in Japan. Leo Animal Health A/S currently exclusively distributes our E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe.

        All OVP products are marketed and sold by third parties under third party labels. AgriLabs currently has exclusive sales and marketing rights to certain of our bovine vaccines, which are sold primarily under the Titanium® and MasterGuard® labels, in the United States and certain international regions.

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

  Manufacturing

        Our products are manufactured by third-party manufacturers and/or in our Des Moines, Fribourg, Switzerland and Colorado facilities. Our facility in Des Moines, Iowa is an USDA, Food and Drug Administration, or FDA, and Drug Enforcement Agency, or DEA, licensed biological and pharmaceutical manufacturing facility. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product and our Feline ULTRANASAL Vaccines at our Des Moines facility. We manufacture our various allergy diagnostic products at our Des Moines facility, our Colorado facility and our Fribourg, Switzerland, facility. Quidel and we, at our Des Moines facility, manufacture our heartworm point-of-care diagnostic tests.

        Third parties manufacture our veterinary diagnostic and patient monitoring instruments, including our various analyzers and veterinary sensors and affiliated consumable supplies, as well as other products including our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests. Our handheld analyzers and affiliated supplies are supplied under a contractual agreement with i-STAT Corporation (acquired in 2004 by Abbott Laboratories), our chemistry analyzers and affiliated supplies are supplied under a contractual agreement with Arkray, Inc., our hematology analyzers and affiliated supplies are supplied under a contractual agreement with Boule Diagnostics International AB, and our digital monitor and affiliated supplies are supplied under a contractual agreement with Dolphin Medical, Inc. (a majority-owned subsidiary of OSI Systems, Inc.). ALK-Abello, Inc. and Greer Laboratories, Inc. manufacture our immunotherapy treatment products. Diagnostic Chemicals, Ltd. manufactures our E.R.D.- HEALTHSCREEN Urine Test and our ERD reagent packs used to detect microalbuminuria for use in veterinary diagnostic laboratories.

        OVP manufactures animal health vaccine and pharmaceutical products for marketing and sale by other companies. Our Des Moines facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. OVP's customers purchase products in both bulk and finished format, and OVP performs all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging.

  Product Development

        We are committed to providing innovative products to address significant unmet health needs of companion animals. We may obtain such products from external sources, external collaboration or internal research and development.

        We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and continue to do so, with a number of companies and universities. Examples of such collaborations include:

  •
  Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

  •
  Diagnostic Chemicals, Ltd., for the development of the canine and feline E.R.D.-HEALTHSCREEN Urine Tests and ERD reagent packs to detect microalbuminuria;

  •
  Boule Diagnostics International AB for the development of veterinary applications for the HESKA CBC-DIFF Hematology System and associated reagents.

        Internal research is managed by multidisciplinary product-associated project teams that consist of microbiologists, immunologists, geneticists, biochemists, molecular biologists, parasitologists and veterinarians, as appropriate. We have historically been an R&D-driven company and currently employ approximately 41 scientists, of whom over 35% hold doctoral degrees. We incurred expenses of $8.6 million, $6.8 million, and $6.6 million in the years ended December 31, 2002, 2003 and 2004, respectively, in support of our research and development activities.

  Intellectual Property

        We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The proprietary technologies of our OVP segment and our European subsidiary, Heska AG, are primarily protected through trade secret protection of, for example, their manufacturing processes.

        We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2004, we owned, co-owned or had rights to 197 issued U.S. patents and 67 pending U.S. patent applications expiring at various dates from February 2010 to July 2021. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our foreign patent portfolio as of December 31, 2004 included 203 issued patents and 163 pending applications in various foreign countries.

        We have entered into a number of out licensing agreements to realize additional value in certain of our intellectual property assets in fields outside of our core focus. For example, in 1998 we obtained rights from ImmuLogic Pharmaceutical Corporation to an intellectual property portfolio including a number of major allergens and the genes that encode them for use in veterinary as well as human allergy applications. In order to realize additional value from that portfolio, we have granted licenses and options for licenses to several companies, including ALK-Abello A/S, Circassia, Ltd., Meiji Milk Products Company, Ltd., Pharmacia Diagnostics AB and Powderject Technologies, Ltd. (now part of PowderMed Ltd.), for the use of those allergens in the fields of diagnosis and treatment of human allergy.

        We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies.

  Seasonality

        Certain portions of our business are subject to seasonality. The fourth quarter tends to be our best quarter, both in terms of revenue and profitability. For example, in our Core Companion Animal Health segment, sales of both our veterinary instruments and our heartworm diagnostic tests tend to be highest in the fourth quarter. In our other segment, OVP, sales of livestock vaccines tend to be higher in the second half of the year than in the first half of the year.

  Government Regulation

        Many of the products that we may develop are subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the U.S. government agencies that regulate animal health products:

  •
  USDA. Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory animal studies and information on performance of the product in field conditions.

  •
  FDA. Pharmaceutical products, which generally include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million. Of this time, approximately three years is spent in animal studies and the regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, as food safety issues relating to tissue residue levels are not applicable.

  •
  EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

        After we have received regulatory licensing or approval for our products, numerous regulatory requirements typically apply. Among the conditions for certain regulatory approvals is the requirement that our manufacturing facilities or those of our third-party manufacturers conform to current Good Manufacturing Practices or other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections.

        A number of our animal health products are not regulated. For example, certain products such as our E.R.D.- HEALTHSCREEN Urine Tests and our ALLERCEPT panels, as well as other reference lab tests, are not regulated by either the USDA or FDA. Similarly, none of our veterinary diagnostic instruments or patient monitoring instruments requires regulatory approval to be marketed and sold. Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

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

        The status of regulatory approval for our major products and products in development both in the United States and elsewhere is summarized below.

Products	Country	Regulated	Agency	Status
Veterinary Medical Instrumentation	United States EU	No No
ALLERCEPT Definitive Allergen Panels	United States EU	No No
ALLERCEPT E-SCREEN Test	United States EU	To require registration No—in most countries		Pending
E.R.D.-HEALTHSCREEN Canine Urine Test	United States EU Canada	No No—in most countries No
E.R.D.-HEALTHSCREEN Feline Urine Test	United States EU Canada	No No—in most countries No
FELINE ULTRANASAL (FVRC) Vaccine	United States	Yes	USDA	Licensed
FELINE ULTRANASAL (FVRCP) Vaccine	United States	Yes	USDA	Licensed
HESKA F.A. Granules	United States	No
SOLO STEP CH	United States Canada Japan	Yes Yes Yes	USDA CFIA MAFF	Licensed Licensed Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed
SOLO STEP FH	United States	Yes	USDA	Licensed
TRI-HEART Plus Heartworm Preventive	United States	Yes	FDA	Approved

  Competition

        The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical, Ltd. and Synbiotics Corporation. Other companies with a significant presence in the animal health market such as Bayer AG, Intervet International B.V. (a unit of Akzo Nobel), Merial Ltd., Novartis AG, Pfizer Inc. and Schering-Plough Corporation, Virbac S.A. and Wyeth (formerly American Home Products) may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Our competitors may offer broader product lines and have greater name recognition than we do. Novartis has a marketing agreement with us but the agreement does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

        The products manufactured by OVP for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than OVP's customers.

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

  Employees

        As of December 31, 2004, we and our subsidiaries employed 303 people, of whom 100 were in sales, marketing and customer support, 82 were in manufacturing and materials management, 65 were in management and administration, 47 were in research, development, and regulatory affairs, and 9 were in our veterinary diagnostic laboratory. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

  Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.heska.com, when such reports are available on the Securities and Exchange Commission website.

Item 2.    Properties.

        Our principal administrative and research and development activities are located in Fort Collins, Colorado. We currently lease an aggregate of approximately 64,000 square feet of administrative, laboratory and warehousing space in four buildings located in Fort Collins under leases expiring May 31, 2005. In the second quarter of 2005, we are planning to move to an approximately 60,000 square foot facility in Loveland, Colorado, which is currently under construction, under an 18-year lease agreement. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland, is leased.

Item 3.    Legal Proceedings.

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2004, we were not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "HSKA." The following table sets forth the intraday high and low prices for our common stock as reported by the Nasdaq SmallCap Market for the periods indicated below.

	High	Low
2003
First Quarter	$1.18	$0.32
Second Quarter	1.82	0.83
Third Quarter	2.15	0.98
Fourth Quarter	3.52	1.56
2004
First Quarter	3.25	1.75
Second Quarter	2.59	1.18
Third Quarter	1.99	0.92
Fourth Quarter	1.93	0.99
2005
First Quarter (through March 30)	1.34	0.67

        On March 30, 2005, the last reported sale price of our common stock was $0.82 per share. As of March 14, 2005, there were approximately 325 holders of record of our common stock and approximately 4,100 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings, if any, for the development of our business.

  Equity Compensation Plan Information

        The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2004, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	9,350,959	$1.45	4,618,209	(1)
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	9,350,959	$1.45	4,618,209

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$49,549	$46,386	$50,095	$63,950	$65,557
Research, development and other	3,126	1,897	1,231	1,375	2,134

Total revenue	52,675	48,283	51,326	65,325	67,691
Cost of products sold	33,299	28,655	30,201	38,399	42,253

	19,376	19,628	21,125	26,926	25,438
Operating expenses:
Selling and marketing	14,788	13,981	13,128	15,750	15,616
Research and development	14,929	13,565	8,570	6,772	6,620
General and administrative	10,360	8,181	6,755	7,083	7,442
Restructuring expenses, loss on sale of assets and other	639	2,023	1,007	515	—

Total operating expenses	40,716	37,750	29,460	30,120	29,678

Loss from operations	(21,340)	(18,122)	(8,335)	(3,194)	(4,240)
Other expense, net	(530)	(569)	(334)	(214)	(575)

Loss before income taxes	(21,870)	(18,691)	(8,669)	(3,408)	(4,815)
Income tax expense	—	—	—	51	—

Net loss	$(21,870)	$(18,691)	$(8,669)	$(3,459)	$(4,815)

Basic and diluted net loss per share	$(0.65)	$(0.48)	$(0.18)	$(0.07)	$(0.10)

Shares used for basic and diluted net loss per share	33,782	38,919	47,720	48,115	49,029
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,658	$5,710	$6,026	$4,877	$4,982
Total current assets	23,549	25,675	24,700	28,717	28,442
Total assets	39,160	37,757	35,585	38,896	38,724
Line of credit	—	5,737	7,596	7,528	10,375
Current portion of long-term debt and capital leases	2,146	815	2,338	783	302
Total current liabilities	10,242	17,460	19,274	18,516	23,269
Long-term debt and capital leases	2,808	2,109	770	1,746	1,466
Deferred revenue and other	1,011	1,022	6,331	11,978	11,410
Total stockholders' equity	25,100	17,166	9,210	6,656	2,579

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Item 7 of this Form 10-K.

        This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Factors that May Affect Results," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of March 31, 2005, and we undertake no duty to update this information.

  Overview

        We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 80% of 2004 product revenue, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 20% of 2004 product revenue.

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

        Diagnostic and monitoring instruments and supplies represented approximately 45% of our 2004 product revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

        Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 35% of our 2004 product revenue, with the majority of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us.

        We consider the Core Companion Animal Health segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Maintaining a continuing, reliable and economic supply of products we currently obtain from third parties is critical to our success in this area. Virtually all of our sales and marketing expenses are in the Core Companion Animal Health segment. The majority of our research and development spending is dedicated to this segment, as well. We have devoted substantial resources to the research and development of innovative products in Core Companion Animal Health, where we strive to provide high value products for unmet needs and advance the state of veterinary medicine.

        All our Core Companion Animal Health products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. Core Companion Animal Health products are sold directly by us as well as through independent third party distributors and other distribution relationships. In 2002, we implemented a new distribution model for our Core Companion Animal Health products which relies on third party distributors for a greater portion of our sales. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restrict our ability to market our products to veterinarians.

        While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue in this segment grew 11% in 2004 as compared to 2003 and has grown at a compounded annual growth rate of over 22% since 1998, our first full year as a public company.

        The Other Vaccines, Pharmaceuticals and Products segment ("OVP") includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

        OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

        We have developed our own line of bovine vaccines that are licensed by the USDA.We have a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP's revenue. Subject to certain purchase minimums, under our long term agreement AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. OVP manufactures the equine influenza vaccine discussed above and revenue from sales of the product have been included in the OVP segment beginning in August 2002. OVP also produces vaccines and pharmaceuticals for other third parties.

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

    •
    Price is fixed or determinable; and

    •
    Collectibility is reasonably assured.

  Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements within OVP provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

  Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to returns, rebates, allowances and similar other programs. The estimate of these obligations is partially based on historical experience, but it also requires management to estimate the amount of product that particular customers will purchase in a given period of time.

  License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time. Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.

  Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the related product or technology. In some cases revenue is recognized over the defined legal patent life and in other cases it is recognized over the estimated remaining useful life of the technology. We evaluate all of our licensing arrangements, determining the useful life of either the product, the technology or the agreement, and defer the revenue for recognition over the appropriate period.

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

  Occasionally we enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

  Allowance for Doubtful Accounts

  The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client's past payment experience; (iii) a deterioration in the client's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

  Inventories

  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value of an inventory item is less than its recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of product.

  Capitalized Patent Costs

  The Company defers and capitalizes certain costs, paid to third-party law firms, associated with the prosecution and maintenance of certain patents which are related to a variety of long-term licensing arrangements. No internal costs are capitalized. The costs are being amortized over the same period as the licensing revenue related to those patents is being recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized but, are expensed as incurred. The Company capitalized approximately $443,000, $420,000 and $541,000 of such costs in the fiscal years ended December 31, 2002, 2003 and 2004, respectively. During the years ended December 31, 2002, 2003 and 2004, the Company amortized approximately $62,000, $101,000 and $393,000, respectively.

  Results of Operations

        The following table summarizes our results of operations for the three most recent fiscal years.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net:
Core companion animal health	$35,914	$47,630	$52,657
Other vaccines, pharmaceuticals and products	14,181	16,320	12,900

Total product revenue	50,095	63,950	65,557
Research, development and other	1,231	1,375	2,134

Total revenue, net	51,326	65,325	67,691
Cost of products sold	30,201	38,399	42,253

	21,125	26,926	25,438

Operating expenses:
Selling and marketing	13,128	15,750	15,616
Research and development	8,570	6,772	6,620
General and administrative	6,755	7,083	7,442
Restructuring expenses, loss on sale of assets and other	1,007	515	—

Total operating expenses	29,460	30,120	29,678

Loss from operations	(8,335)	(3,194)	(4,240)
Other expense	(334)	(214)	(575)

Loss before income taxes	(8,669)	(3,408)	(4,815)
Income tax expense	—	51	—

Net loss	$(8,669)	$(3,459)	$(4,815)

Basic and diluted net loss per share	$(0.18)	$(0.07)	$(0.10)

  Revenue

        Total revenue, which includes product revenue, sponsored research and development and other revenue, increased 4% to $67.7 million in 2004 compared to $65.3 million in 2003. Total revenue for 2003 increased 27% to $65.3 million from $51.3 million in 2002. Product revenue increased 3% to $65.6 million in 2004 compared to $64.0 million in 2003. Product revenue increased 28% to $64.0 million in 2003 compared to $50.1 million in 2002. No single customer represented 10% or more of total revenue in 2004. Sales to one customer, AgriLabs, represented 15% and 17% of total revenue in 2003 and 2002, respectively.

        Core Companion Animal Health segment product revenue increased 11% to $52.7 million in 2004 compared to $47.6 million in 2003. The increase in 2004 was driven by increased sales of our canine heartworm preventive, which was launched in the fourth quarter of 2003; our instrument consumables, primarily as a result of new instrument placements rather than greater usage per instrument; and our new hematology analyzer. These increases were somewhat offset by lower sales of our canine heartworm diagnostic test domestically.

        2003 product revenue from our Core Companion Animal Health segment increased 33% to $47.6 million compared to $35.9 million in 2002. The increase in 2003 was driven by increased sales of our instrument consumables; our canine heartworm preventive, which was launched in the fourth quarter of 2003; our canine heartworm diagnostic test domestically; and our hematology analyzer. These increases were somewhat offset by the loss of equine influenza vaccine revenue due to the licensing of certain product rights to Intervet Inc. in July 2002.

        Other Vaccines, Pharmaceuticals and Products segment ("OVP") product revenue decreased 21% to $12.9 million in 2004 compared to $16.3 million in 2003. The decrease in 2004 was due to decreased sales of our bovine vaccines under our contract with AgriLabs and a customer who had purchased for European distribution in 2003, but not in 2004, somewhat offset by increased sales of small mammal vaccines and bulk bovine biologicals.

        2003 product revenue from OVP increased 15% to $16.3 million compared to $14.2 million in 2002. The increase in 2003 was driven by sales of small mammal vaccines to a new customer, small mammal pharmaceuticals and increased sales of our bovine vaccines under our contract with AgriLabs, somewhat offset by a decline in Canadian sales of vaccines for the prevention of bovine respiratory disease.

        Revenue from sponsored research and development and other increased by 55% to $2.1 million in 2004 from $1.4 million in 2003. This increase primarily reflects license fees received in prior years which are deferred and recognized over several years. The 2003 increase of 12% to $1.4 million from $1.2 million in 2002 also reflects increases in license fees received in prior years which are being recognized over several years.

        In 2005, we expect continued growth in our Core Companion Animal Health segment. We anticipate OVP revenue of approximately $12 million, a slight decline from 2004. We expect research, development and other revenue to decline slightly in 2005.

  Cost of Products Sold

        Cost of products sold totaled $42.3 million in 2004, $38.4 million in 2003 and $30.2 million in 2002. Gross profit on product sales was $23.3 million in 2004, $25.6 million in 2003 and $19.9 million in 2002.

        Gross margin on product sales, i.e. gross profit on product sales divided by product sales, declined to 35.5% in 2004 compared to 40.0% in 2003. The decline was principally due to significantly lower gross margins on OVP product sales, lower gross margins on sales of diagnostic instruments, the loss of relatively high margin consumable sales to the installed base of end users of our previous hematology instrument, price increases on certain products we purchase and lower gross margins on sales of our heartworm diagnostic products. Significantly lower OVP gross margins were due to sales from a greater proportion of relatively lower gross margin products as compared to 2003. A significant reason for the decline in gross margin in new instrument product sales was an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer, which was launched in January 2004. We initially made a decision to make this offer to certain customers in January 2004 and subsequently extended the period the offer was available through the second quarter as business conditions changed. We settled litigation with the supplier of our previous hematology instrument and agreed not to sell certain consumables to the installed base of end users of our previous hematology instrument until December 2004. This, as well as competition from the supplier of our previous hematology instrument, has reduced our sales of relatively high margin consumables to the installed base of end users of our previous hematology instrument. The price increases on certain products we purchase referred to above were the result of a contract renegotiation. Lower gross margins on sales of our heartworm diagnostic products were primarily the result of increased competition, a trend we expect to continue in the future. Gross margin on product sales increased to 40.0% in 2003 from 39.7% in 2002. Increased sales of our heartworm diagnostic tests and instrument consumables were contributors to the higher gross margin percentage compared to 2002.

        We expect our gross margin on product sales will increase in 2005 as compared to 2004 as we expect to sell a greater proportion of total sales in relatively higher margin products.

  Operating Expenses

        Selling and marketing expenses decreased by 1% to $15.6 million in 2004 compared to $15.8 million in 2003 due to lower personnel costs at our European subsidiary. Selling and marketing expenses increased by 20% to $15.8 million in 2003 as compared to $13.1 million in 2002 due to higher commissions on increased sales and complete staffing for a full year. Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion.

        Research and development expenses decreased by 2% to $6.6 million in 2004 from $6.8 million in 2003 due primarily to lower personnel costs. Research and development expenses decreased by 21% to $6.8 million in 2003 from $8.6 million in 2002. This decrease was due primarily to lower personnel costs, largely as a result of restructurings, and lower costs for clinical trials as we focused our efforts on the development of a smaller number of canine and feline companion animal health products.

        General and administrative expenses increased by 5% to $7.4 million in 2004 from $7.1 million in 2003. General and administrative expenses increased by 6% to $7.1 million in 2003 from $6.8 million in 2002. The increase in both cases was primarily due to the increased usage of consultants for various projects, including business advisory services in 2003 and compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") in 2004. Our audit fees also increased in both years as compared to the immediately preceding years.

        During 2002, we recorded restructuring charges of $386,000. The restructuring costs relate primarily to involuntary employee termination benefits and facilities abandonments. During 2002, we recorded a restructuring charge for personnel severance costs and other expenses related to 32 individuals. We also reversed approximately $330,000 of a restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities.

        We recorded other operating expenses of approximately $515,000 and $621,000 in 2003 and 2002, respectively. These other operating expenses were related to settlement costs associated with the resolution of litigation in 2003 and personnel severance costs in 2002.

        In 2005, we expect total operating expenses to remain at essentially the same level as in 2004. We expect operating expenses generally will increase more slowly than increases in revenue.

  Other

        Interest income decreased to $25,000 in 2004 as compared to $71,000 in 2003 and $92,000 in 2002 as we continued to fund our operations with available cash. Interest income is expected to continue to decrease in the future as we continue to use cash to fund our business operations. Interest expense increased to $690,000 in 2004 from $459,000 in 2003 and $426,000 in 2002. The increase in interest expense reflects the higher usage of our line of credit for operations as well as higher interest rates resulting from increases in Wells Fargo's prime rate plus a negotiated rate increase during the fourth quarter of 2004. Our revolving credit facility is our major source of borrowing and results in a significant portion of our interest expense. We expect net interest expense to increase in 2005 as we use our revolving credit facility more extensively as we fund our growth.

  Net Loss

        Our net loss increased to $4.8 million in 2004 compared to $3.5 million in 2003 and $8.7 million in 2002. The increase in our net loss was due primarily to our lower gross profit percentage on product sales in 2004 compared to 2003. The improvement in 2003 from 2002 was the result of increased product revenue, a higher gross profit percentage on product sales and operating expenses growing more slowly than revenue. In 2005, we expect increased revenue and an improved gross margin on product sales to contribute to a lower net loss as compared to 2004.

  Liquidity, Capital Resources and Financial Condition

        We have incurred negative cash flow from operations since inception in 1988. For the year ended December 31, 2004, we had total revenue of $67.7 million and a net loss of $4.8 million. In 2004, net cash used by operations was $1.1 million. At December 31, 2004, we had $5.0 million of cash and cash equivalents, working capital of $5.2 million, $10.4 million of outstanding borrowings under our credit facility and $1.2 million of additional available borrowing capacity.

        At December 31, 2004, we had outstanding obligations for long-term debt and capital leases totaling $1.8 million primarily related to two term loans with Wells Fargo Business Credit, Inc. ("Wells Fargo") and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One of these two term loans is secured by real estate at our Des Moines facility and had an outstanding balance at December 31, 2004 of $1.12 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. The other term loan is secured by machinery and equipment at our Des Moines facility and had an outstanding balance at December 31, 2004 of approximately $16,000 which was paid in full in January 2005. Both loans had a stated interest rate of prime plus 2.5% effective as of December 31, 2004. The subordinated promissory note with a remaining balance of $500,000 is secured by our Des Moines facility, is payable in May 2006 and has a stated interest rate of prime plus 1.0%. In addition, we have a promissory note with the City of Des Moines with an outstanding balance at December 31, 2004 of $102,000 due in monthly installments through June 2006. The promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of our Des Moines facility's assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled $33,000 at December 31, 2004. The current portion of these long term obligations is approximately $302,000 and the non-current portion is approximately $1.5 million at December 31, 2004. The terms of our credit facility agreement with Wells Fargo which includes the real estate-secured loan and the machinery and equipment-secured loan as well as a revolving line of credit discussed below, include provisions where non-compliance with certain covenants could, in specified circumstances, result in acceleration of the repayment of all of these borrowings. Due to the waiver of the event of non-compliance under the credit facility, which is discussed below, and our expectation of continued compliance under existing covenants, management has concluded that these borrowings are properly classified at December 31, 2004, in accordance with their terms, and that acceleration of repayment is unlikely.

        At December 31, 2004, we also had a $12.0 million asset-based revolving line of credit with Wells Fargo which expires on May 31, 2006. At December 31, 2004, $10.4 million was outstanding under this line of credit. At December 31, 2004, our remaining available borrowing capacity under the line of credit was approximately $1.2 million. On February 21, 2005, we signed an amended agreement that established our financial covenants through May 2006 and decreased our stated rate of interest from prime plus 3.50% to prime plus 2.50%, retroactive to December 15, 2004. On March 22, 2005, we signed an amended agreement that waived our non-compliance of a covenant at December 31, 2004 and increased our stated rate of interest from prime plus 2.50% to prime plus 2.75%, retroactive to January 1, 2005. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Interest is charged at a stated rate of prime plus 2.75% and is payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement. Based on our projections, we believe we will be in compliance with these new covenants through at least December 31, 2005.

        Net cash used by operating activities was $1.1 million in 2004, compared to providing cash of $570,000 in 2003 and using cash in 2002 of $6.5 million. Our net use of cash for operations in 2004 as compared to the net cash provided in 2003 was due to product rights and licensing arrangements generating $4.6 million less in cash in 2004 than 2003; accounts payable increasing by $1.3 million less in 2004 compared to 2003; increased net loss of $1.4 million; somewhat offset by $5.1 million less in accounts receivable increase due to the lower fourth quarter sales in 2004 as compared to 2003. The improvement in 2003 as compared to 2002 is primarily attributable to our lower net loss and up-front fees for product rights and licensing received. During 2003, we recorded deferred revenue from various transactions of approximately $6.3 million related primarily to the sale or licensing of product rights or technology rights to third parties. The related deferred revenue will be recognized on a straight-line basis over the remaining lives of the contracts, products or patents, which approximates the period over which we will complete our obligations under these agreements. Also, accounts payable and accrued liabilities increased by $1.2 million in 2003 due to higher inventory levels and accrued sales commissions as compared to a decrease of $1.6 million in 2002 related to the payments of the majority of the $2.0 million of restructuring expense and other which was accrued or payable at December 31, 2001. Accounts receivable increased by nearly $3.0 million in 2003 as a result of the record fourth quarter revenue.

        Net cash flows from investing activities used cash of $1.4 million in 2004, used cash of $1.8 million in 2003 and provided cash of $4.6 million in 2002. Expenditures for property and equipment totaled approximately $1.3 million, $1.4 million and $1.2 million in 2004, 2003 and 2002, respectively. In 2004, approximately $1.9 million in capital expenditures and capitalized patent costs were somewhat offset by approximately $400,000 of proceeds from the licensing of certain rights related to one of our products. In 2003, approximately $1.8 million in capital expenditures and capitalized patent costs were somewhat offset by approximately $35,000 of proceeds from the disposition of property and equipment. In 2002, the cash provided was primarily from licensing fees received during the year related to certain product rights and technology rights and was somewhat offset by the costs of replacing the roof on our manufacturing facility in Des Moines, Iowa.

        Net cash flows from financing activities provided cash of $2.5 million in 2004 as compared to using $28,000 in 2003 and providing $2.2 million in 2002. In 2004, borrowings under our revolving credit facility and proceeds from the exercise of stock options provided cash of $3.3 million. In 2003, proceeds from the exercise of stock options and a new loan from the City of Des Moines related to our Des Moines facility provided cash of $819,000. Cash was used to reduce the outstanding balances of debt and capital leases in 2003. In 2002, our primary sources of financing cash flows were $2.9 million of borrowings under our revolving credit facility and from a significant customer for the roof replacement project at Diamond.

        Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to maintaining, developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the extent to which products or technologies under research or development are successfully developed, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions, if any, and contingent liabilities associated with such acquisitions, and the procurement and enforcement of patents important to our business and the results of competition.

        Our financial plan for 2005 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2005 and into 2006. Our financial plan for 2005 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets, or refinancing loans currently outstanding on properties with historical appraised values significantly in excess of related debt; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See "Factors that May Affect Results."

        At December 31, 2004, we had intangible assets of approximately $1.5 million related to deferred patent costs. These deferred patent costs are being recognized as research and development costs on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had deferred revenue and other long term liabilities, net of current portion, of approximately $11.4 million. Included in this total is approximately $11.2 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. Approximately $142,000 related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 is also included in deferred revenue and other long term liabilities, net of current portion.

        A summary of our contractual obligations at December 31, 2004 is shown below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term Debt	$1,735	$296	$1,439	$—	$—
Capital Lease Obligations	33	6	27	—	—
Interest Payments on Debt	1,604	840	764	—	—
Line of Credit	10,375	10,375	—	—	—
Operating Leases	27,638	1,076	2,478	2,629	21,455
Unconditional Purchase Obligations	6,051	1,483	3,606	962
Other Long-term Obligations	142	142	—	—	—

Total Contractual Cash Obligations	$47,578	$14,218	$8,314	$3,591	$21,455

  Net Operating Loss Carryforwards

        As of December 31, 2004, we had a net domestic operating loss carryforward, or NOL, of approximately $169.5 million, a domestic alternative minimum tax credit of approximately $23,000 and a domestic research and development tax credit carryforward of approximately $584,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also have net operating loss carryforwards in Switzerland of approximately $3.7 million related to losses previously recorded by Heska AG.

  Recent Accounting Pronouncements

        Recent accounting pronouncements that are relevant to us include Statement of Financial Accounting Standards ("SFAS") No. 123R and SFAS No. 151.

SFAS No. 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standards No. 123 "Share-Based Payments" ("SFAS No. 123R") was revised in December 2004 and we will adopt this standard under the modified prospective method of adoption beginning on July 1, 2005—the first day of our third quarter. Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans under APB No. 25 and will continue to do so through the completion of our second quarter ending June 30, 2005. When we adopt SFAS No. 123R effective July 1, 2005, we will be required to recognize compensation expense using the fair value-based model for options that vest after June 30, 2005, including those that were granted prior to the effective date of SFAS No. 123R. This will result in recording compensation expense for periods after June 30, 2005. Historically, under APB No. 25, we recorded minimal amounts of stock-based compensation, and none related to grants of options. On December 2, 2004 the Compensation Committee of our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and approved an acceleration of vesting of outstanding but unvested stock options with a strike price greater than $1.08. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded. This action affected approximately 2.2 million options, approximately 1.1 million of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $485,000 on a pro forma basis for the six months ending June 30, 2005 and approximately $385,000 on an actual basis for the six months ending December 31, 2005. Similarly, on February 24, 2005, our Board of Directors approved that all options granted from that date through June 30, 2005 shall be immediately vested and authorized our Stock Option Committee, which currently consists solely of our Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not "in-the-money" through June 30, 2005 at its discretion. On March 30, 2005, our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options will be reported in the footnotes to our first quarter 2005 financial statements. This action effected approximately 750,000 options, approximately 55,000 of which were held by our Directors and Executive Officers. We also have an employee stock purchase plan under which we will recognize compensation expense under SFAS No. 123R beginning on July 1, 2005.

        Under current accounting rules for fair value accounting prescribed by SFAS No. 123, an option pricing model is required to be used and we use the Black-Scholes model. Inputs into the Black-Scholes option pricing model require assumptions and estimates regarding dividend yield, risk free rate of interest, volatility and period outstanding. Changes to each estimate or assumption can have a material impact on the resulting fair value calculated for the option. As an example, our input for estimated volatility is obtained using our 2004 option valuation policy which calls for us to average two items: (1) our historical price volatility from a given point and (2) a peer group average volatility (the peer group consists of two companies in our industry which we believe are similar to us in terms of our operating and stock price characteristics, and volatility for each is calculated based on public market option trading when it is available and historical stock price volatility when it is not) to calculate our volatility assumption. This input for estimated volatility differs from our historical volatility, as we believe that the volatility in future periods will be different from our historical volatility. Our input for estimated volatility for option pricing purposes may not be indicative of actual future volatility. Similarly, we have used a software program to determine expected lives for options issued in 2004. Different assumptions could materially impact the resulting option value calculated. The following table represents the approximate relative value, in percent, of "at-the-money" options priced under different volatility and time to expiration assumptions as compared to an "at-the-money" option priced assuming volatility of 76%, time to expiration of 4.5 years, risk free interest rate of 3.62% and dividend yield of 0.0%. For example, if we assume the fair value of our stock to be $1.17 and we value 100,000 options to buy a share at that price (i.e. "at-the-money" options) using a volatility of 76%, a time to expiration of 4.5 years, a risk free interest rate of 3.62% and a dividend yield of 0.0%, we obtain a fair value for the options of approximately $71,800; if we value the options under the same assumptions except we assume a volatility of 50% rather than 76% and a time to expiration of 6 years instead of 4.5 years, we obtain a value of approximately $60,600, or approximately 84% of the fair value calculated under our original assumptions, as can be seen in the table below.

		Volatility
		12.5%	25%	37.5%	50%	62.5%	75%	87.5%	100%	112.5%	125%
	1	11%	19%	27%	35%	42%	50%	57%	64%	71%	78%
	2	18%	28%	39%	49%	59%	69%	79%	88%	96%	104%
Time to	3	23%	36%	48%	61%	72%	83%	94%	103%	112%	120%
Expiration	4	29%	42%	56%	70%	82%	94%	105%	115%	123%	131%
(in years)	5	33%	48%	63%	78%	91%	103%	114%	124%	132%	139%
	6	38%	53%	69%	84%	98%	111%	121%	131%	138%	144%
	7	43%	58%	75%	90%	105%	117%	128%	136%	143%	149%
	8	47%	63%	80%	96%	110%	122%	133%	141%	147%	152%
	9	51%	67%	85%	101%	115%	127%	137%	144%	150%	154%
	10	55%	71%	89%	105%	119%	131%	140%	147%	153%	156%

SFAS No. 151 "Inventory Costs"

        Statement of Financial Accounting Standards No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

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

        Our financial plan for 2005 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2005 and into 2006. Our financial plan for 2005 expects that we will have positive operating cash flow, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

        Additional capital may not be available on acceptable terms, if at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Furthermore, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, any additional equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Alternatively, we may have to relinquish rights to certain of our intellectual property, products or marketing rights if we are required to obtain funds through collaborative agreements or otherwise. If adequate funds are not available, we may be required to curtail our operations significantly and reduce discretionary spending to extend the currently available cash resources, which would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

        The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are generally available only by prescription and our medical instruments require technical training, we sell our Core Companion Animal Health products only ultimately to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Therefore, we may fail to reach a substantial segment of the potential market.

        We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 13 independent third-party distributors who carry our full line of companion animal products, approximately 11 independent third-party distributors who carry portions of our companion animal product line and through a direct sales force of approximately 43 individuals. In 2002, we began to rely on distributors for a greater portion of our sales and therefore have needed to increase our training efforts directed at the sales personnel of our distributors. To be successful, we will have to continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

        We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as other manufacturers for other products. Major suppliers who sell us products responsible for more than 5% or more of our revenue are i-STAT Corporation (acquired in 2004 by Abbott Laboratories), Arkray, Inc., Boule Diagnostics International AB and Quidel. We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2005 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

  •
  The involuntary or voluntary discontinuation of a product line.    As an example, Quidel, one of our most important suppliers, is currently involved in a legal dispute with Inverness Medical Innovations, Inc. ("Inverness") regarding lateral flow intellectual property. Both Inverness and Quidel claim the other party is infringing one or more of its patents. Should this legal dispute force Quidel to discontinue the sale of our heartworm diagnostic products to us it would significantly damage our business. Similarly, should Quidel voluntarily decide to no longer produce these products, it would significantly damage our business. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

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

        Our common stock is listed on the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

        Our common stock is listed on the Nasdaq SmallCap Market. We have recently not met the $1.00 minimum bid price requirement for our shares. If we trade for 30 consecutive business days below the applicable minimum closing bid price requirement, NASDAQ will send us a deficiency notice, advising us that we have been afforded a "grace period" of 180 calendar days to regain compliance with the applicable requirements. We cannot assure you that we will be able to obtain the minimum bid price requirement or maintain our listing on the Nasdaq stock market, which includes additional quantitative and qualitative requirements in addition to a $1.00 minimum bid price. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

        We may face costly intellectual property or other legal disputes, or our technology or that of our suppliers or collaborators may become the subject of legal action.

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

        As an example, Quidel, one of our most important suppliers, is currently involved in a legal dispute with Inverness regarding lateral flow intellectual property. Both Inverness and Quidel claim the other party is infringing one or more of its patents. Should this legal dispute force Quidel to discontinue the sale of our heartworm diagnostic products to us it would significantly damage our business.

        We may also face legal disputes relating to other areas of our business. These disputes may require significant expenditures on our part and could have material adverse consequences on our business in the case of an unfavorable ruling or settlement.

        We anticipate future losses and may not be able to achieve sustained profitability.

        We have incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2004, we had an accumulated deficit of $210.1 million. Notwithstanding a profitable quarter in 2002 and 2003, we have never achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

        We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

        The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical, Ltd. and Synbiotics Corporation. Other companies with a significant presence in the companion animal health market, such as Bayer AG, Intervet International B.V., Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth (formerly American Home Products), may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Novartis has a marketing agreement with us, but the agreement does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. The products manufactured by OVP for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than OVP's customers. Competitors may have facilities with similar capabilities to OVP, which they may operate at a lower unit price to their customers, which could cause us to lose customers. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

        We must maintain various financial and other covenants under our credit facility agreement in order to borrow and fund our operations.

        Under our credit facility agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under that agreement. The borrowings under this credit facility are essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2005. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We were not in compliance with one or more of these covenants as of September 30, 3004, October 31, 2004 and December 31, 2004. Wells Fargo has subsequently granted us a waiver of non-compliance in each case. However, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future. On February 21, 2005, we agreed to covenants through May 2006 as proposed by Wells Fargo. We believe we will be able to maintain compliance with all these covenants, although there can be no assurance thereof.

        Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts, including amounts currently classified as long-term and loans with our other lenders, to become immediately due and payable or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit agreement to fund our operations through May 2006. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to fund our cash needs and continue our operations, which capital may not be available on acceptable terms, or at all.

        We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. If the third parties are not successful in marketing our products our sales may not increase.

        Our agreements with our corporate marketing partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Chewable Tablets. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. Leo Animal Health A/S currently exclusively distributes both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe. In addition, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. In addition, we have entered into agreements granting Novartis certain rights to market or co-market certain of the products that we are currently developing. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there is generally nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with SPAH requires us to potentially pay termination penalties if we are unable to supply product over an extended period of time.

        We often depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.

        We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel, and Quidel manufactures these products. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. If these third parties or collaborative partners fail to complete research and development activities, or fail to complete them in a timely fashion, our ability to introduce new products will be impacted negatively and our revenues may decline.

        The loss of significant customers could harm our operating results.

        Revenue from one contract with AgriLabs comprised approximately 17% and 15% of consolidated revenue in 2002 and 2003, respectively. Revenue from this customer represented less than 10% of our consolidated revenue for the year ended December 31, 2004. While we do not have any other customers who have represented more than 10% of revenues over the last three years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. As an example, in late 2004 one of our largest distributors who has historically carried our full product line informed us they were being acquired by a distributor who does not carry our full product line. We believe purchases from the acquired distributor will be significantly lower in 2005 than in 2004, which we are unlikely to completely recover through direct sales and sales through other distributors.

        We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

        Our future success is substantially dependent on the efforts of our senior management and other key personnel, particularly Dr. Robert B. Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of product development and other business objectives. Although we have an employment agreement with Dr. Grieve, he is an at-will employee, which means that either party may terminate his employment at any time without prior notice. If we lose the services of, or fail to recruit, key scientific and other personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

        Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

        Sarbanes-Oxley has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We may be required to obtain an audit of our internal controls for the year ending December 31, 2005 and, if so, our general and administrative costs are likely to increase. Actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq SmallCap Market could also increase our general and administrative costs, as could further legislative action.

        Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

        The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.82 to a high of $2.54. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

  •
  stock sales by large stockholders or by insiders;

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

        Many of the products we develop, market or manufacture are subject to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

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

        Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. Any of these events, alone or in unison, could damage our business.

        Our future revenues depend on successful research, development, commercialization and market acceptance, any of which can be slower than we expect or may not occur.

        The research, development and regulatory approval process for many of our products is extensive and may take substantially longer than we anticipate. Research projects may fail. New products that we are developing for the veterinary marketplace may not perform up to our expectations. Because we have limited resources to devote to product development and commercialization, any delay in the research or development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

        Even if we are successful in the research and development of a product, we may experience delays in commercialization and/or market acceptance. For example, there may be delays in producing large volumes of a product or veterinarians may be slow to adopt a product. The latter is particularly likely where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, market acceptance of the product has been significantly slower than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

        Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business.

        We may face product returns and product liability litigation and the extent of our insurance coverage is limited. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could decline.

        The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects could affect sales of our other products for an indeterminate time period. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We may not be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the $10 million limit of our insurance coverage or which results in significant adverse publicity against us, we may lose revenue, be required to make substantial payments which could exceed our financial capacity and/or lose or fail to achieve market acceptance. Furthermore, our agreements with some suppliers of our instruments contain limited warranty provisions, which may subject us to liability if a supplier fails to meet its warranty obligations if a defect is traced to our instrument or if we cannot correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction, a successful claim could require us to pay substantial damages.

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

  Interest Rate Risk

        The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At December 31, 2004, approximately $12.0 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 7.69%. We also had approximately $5.0 million of cash and cash equivalents at December 31, 2004, the majority of which was invested in liquid interest bearing accounts. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $70,000 based on our outstanding balances as of December 31, 2004.

  Foreign Currency Risk

        Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2004.

        We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our 2004 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $1.3 million.

Item 8.    Financial Statements and Supplementary Data.

HESKA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heska Corporation:

        We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
Denver, Colorado March 30, 2005

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,877	$4,982
Accounts receivable, net of allowance for doubtful accounts of $192 and $95, respectively	12,673	10,634
Inventories, net	10,328	11,726
Other current assets	839	1,100

Total current assets	28,717	28,442
Property and equipment, net	7,973	7,925
Intangible assets, net	1,350	1,499
Goodwill	643	643
Other assets	213	215

Total assets	$38,896	$38,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,186	$6,697
Accrued liabilities	3,386	3,187
Current portion of deferred revenue	633	2,708
Line of credit	7,528	10,375
Current portion of capital lease obligations	12	6
Current portion of long-term debt	771	296

Total current liabilities	18,516	23,269
Capital lease obligations, net of current portion	11	27
Long-term debt, net of current portion	1,735	1,439
Deferred revenue, net of current portion, and other	11,978	11,410

Total liabilities	32,240	36,145

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 48,826,937 and 49,338,636 shares issued and outstanding, respectively	49	49
Additional paid-in capital	212,131	212,533
Deferred compensation	(165)	(67)
Accumulated other comprehensive income (loss)	(68)	170
Accumulated deficit	(205,291)	(210,106)

Total stockholders' equity	6,656	2,579

Total liabilities and stockholders' equity	$38,896	$38,724

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Product revenue, net:
Core companion animal health	$35,914	$47,630	$52,657
Other vaccines, pharmaceuticals and products	14,181	16,320	12,900

Total product revenue, net	50,095	63,950	65,557
Research, development and other	1,231	1,375	2,134

Total revenue, net	51,326	65,325	67,691
Cost of products sold	30,201	38,399	42,253

	21,125	26,926	25,438

Operating expenses:
Selling and marketing	13,128	15,750	15,616
Research and development	8,570	6,772	6,620
General and administrative	6,755	7,083	7,442
Restructuring expenses and other	1,007	515	—

Total operating expenses	29,460	30,120	29,678

Loss from operations	(8,335)	(3,194)	(4,240)
Other income (expense):
Interest income	92	71	25
Interest expense	(426)	(459)	(690)
Other, net	—	174	90

Loss before income taxes	(8,669)	(3,408)	(4,815)
Income tax expense	—	51	—

Net loss	(8,669)	(3,459)	(4,815)

Other comprehensive income:
Foreign currency translation adjustments	328	159	207
Other	38	34	31

Other comprehensive income	366	193	238

Comprehensive loss	$(8,303)	$(3,266)	$(4,577)

Basic and diluted net loss per share	$(0.18)	$(0.07)	$(0.10)

Weighted average outstanding shares used to compute basic and diluted net loss per share	47,720	48,115	49,029

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Gain (Loss)
			Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances January 1, 2002	47,842	$48	$211,589	$(681)	$(627)	$(193,163)	$17,166
Issuance of common stock related to options, ESPP and other	269	—	137	—	—	—	137
Repurchase of restricted stock	(303)	—	—	77	—	—	77
Recognition of stock based compensation	—	—	—	133	—	—	133
Foreign currency translation adjustments	—	—	—	—	328	—	328
Minimum pension liability adjustments	—	—	—	—	14	—	14
Changes in unrealized gain/loss on forward contracts	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(8,669)	(8,669)

Balances, December 31, 2002	47,808	48	211,726	(471)	(261)	(201,832)	9,210
Issuance of common stock related to options, ESPP and other	1,022	1	618	—	—	—	619
Repurchase of restricted stock	(3)	—	(213)	213	—	—	—
Recognition of stock based compensation	—	—	—	93	—	—	93
Minimum pension liability adjustments	—	—	—	—	34	—	34
Foreign currency translation adjustments	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(3,459)	(3,459)

Balances, December 31, 2003	48,827	49	212,131	(165)	(68)	(205,291)	6,656
Issuance of common stock related to options, ESPP and other	519	—	409	—	—	—	409
Repurchase of restricted stock	(7)	—	(7)	7	—	—	—
Recognition of stock based compensation	—	—	—	91	—	—	91
Minimum pension liability adjustments	—	—	—	—	31	—	31
Foreign currency translation adjustments	—	—	—	—	207	—	207
Net loss	—	—	—	—	—	(4,815)	(4,815)

Balances, December 31, 2004	49,339	$49	$212,533	$(67)	$170	$(210,106)	$2,579

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,669)	$(3,459)	$(4,815)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,367	1,749	1,337
Amortization of intangible assets	141	145	393
Stock based compensation	133	93	91
Loss on disposition of assets	—	163	—
Provision for (recovery of) bad debt allowance	53	57	(32)
Changes in operating assets and liabilities:
Accounts receivable	538	(2,950)	2,099
Inventories	398	(2,137)	(1,398)
Other current assets	385	(78)	(261)
Other long-term assets	(23)	(14)	(2)
Accounts payable	150	1,824	511
Accrued liabilities	(1,753)	(640)	(199)
Deferred revenue and other long-term liabilities	(221)	5,817	1,138

Net cash provided by (used in) operating activities	(6,501)	570	(1,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	5,678	—	400
Proceeds from disposition of property and equipment	117	35	—
Purchases of property and equipment and capitalized patent costs	(1,207)	(1,827)	(1,831)

Net cash provided by (used in) investing activities	4,588	(1,792)	(1,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	137	619	409
Proceeds from (repayments of) line of credit borrowings, net	1,859	(68)	2,847
Proceeds from other borrowings	1,000	200	—
Repayments of debt and capital lease obligations	(823)	(779)	(761)

Net cash provided by (used in) financing activities	2,173	(28)	2,495

EFFECT OF EXCHANGE RATE CHANGES ON CASH	56	101	179

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	316	(1,149)	105
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,710	6,026	4,877

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,026	$4,877	$4,982

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS

        Heska Corporation ("Heska" or the "Company") discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets. The Company has devoted substantial resources to the research and development of innovative products in these areas, where it strives to provide high value products for unmet needs and advance the state of veterinary medicine.

        Heska is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment ("OVP"), previously reported as the Diamond Animal Health segment, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

        The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through December 31, 2004, have totaled $210.1 million. During the year ended December 31, 2004, the Company incurred a loss of approximately $4.8 million and operations used cash of approximately $1.1 million.

        The Company's primary short-term needs for capital are its sales, marketing and administrative activities, its continuing research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. Many of the Company's products are subject to long development and regulatory approval cycles and there can be no guarantee that the Company will successfully develop, manufacture or market these products. There also can be no guarantee that the Company will attain quarterly, annual, or sustained profitability in the future.

        At December 31, 2004, the Company was not in compliance with one of its covenants under the credit facility agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo"). On March 22, 2005, an amended agreement was signed which waived the covenant violation. The Company believes that the 2005 covenants under this credit facility agreement have been established at levels such that it can reasonably expect to be in compliance through 2005, although there can be no guarantee thereof.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company's obligations are fulfilled under agreements to license product right and/or technology rights and in evaluating long-lived assets for impairment.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Cash and Cash Equivalents

        Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months. The Company valued its Japanese yen at the spot market rate as of the balance sheet date. Changes in the fair value of the yen are recorded in current earnings. The Company recognized a loss from devaluation of the yen of approximately $52,000 during the fiscal year ended December 31, 2002. The Company held no Japanese yen at December 31, 2003 or 2004.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2004, approximates the carrying value.

Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to fair value.

        Inventories, net consist of the following (in thousands):

	December 31,
	2003	2004
Raw materials	$3,207	$3,524
Work in process	3,659	3,401
Finished goods	3,462	4,801

	$10,328	$11,726

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

        Property and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Life
		2003	2004
Land	N/A	$377	$377
Building	10 to 20 years	3,801	2,678
Machinery and equipment	3 to 15 years	18,494	19,743
Leasehold improvements	7 to 15 years	4,469	5,632

		27,141	28,430
Less accumulated depreciation and amortization		(19,168)	(20,505)

		$7,973	$7,925

        Depreciation and amortization expense for property and equipment was $2.4 million, $1.7 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Realizability of Long-Lived Assets

        The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment. Impairment is indicated when the carrying amount of the related reporting unit is greater than its estimated fair value.

        The Company's recorded goodwill relates to the acquisition in 1997 of Heska AG. Beginning in fiscal 2002, this goodwill is no longer amortized but is reviewed at least annually for impairment. At December 31, 2003 and 2004, goodwill was approximately $643,000, and is included in the assets of the Core Companion Animal Health segment. The Company completed its annual analysis of the fair value of its goodwill at June 30, 2004 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. There are no other intangible assets that are not being amortized on a periodic basis.

        The Company incurs costs, paid to third-party law firms, to prosecute and maintain patents on its proprietary technologies. The Company capitalizes qualifying costs related to its patents. At December 31, 2003 and 2004, respectively, the cost basis of the capitalized patent costs was approximately $2.0 million and $2.5 million, the accumulated amortization was approximately $595,000 and $988,000, and the net book value was approximately $1.4 million and $1.5 million. The Company expects amortization expense for these capitalized patent costs of approximately $135,000 in 2005 and approximately $135,000 for each of the four years thereafter. These costs are being amortized over an average life of 15 years which is the estimated life of the patents. Amortization expense for the years ended December 31, 2002, 2003 and 2004, was approximately $141,000, $145,000 and $392,000, respectively.

Derivative Instruments and Hedging Activities

        The Company has utilized derivative financial instruments to reduce financial market risks in the past. If used, these instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's hedging activities were curtailed in 2002. There were no hedging activities in 2003 and 2004.

Revenue Recognition

        The Company generates its revenues through sale of products, licensing of product and technology rights, and sponsored research and development. Revenue is accounted for in accordance with the guidelines provided by Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104"). The

Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  Persuasive evidence of an arrangement exists;
  •
  Delivery has occurred or services rendered;
  •
  Price is fixed or determinable; and
  •
  Collectibility is reasonably assured.

        Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and other allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. The Company maintains an allowance for sales returns based upon its customer policies and historical experience. Shipping and handling costs charged to customers is included as revenue, and the related costs are recorded as a component of cost of products sold.

        In addition to its direct sales force, the Company utilizes independent third-party distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors' territory.

        Payments received under arrangements for product or technology rights is initially deferred, and revenue is subsequently recognized ratably over the estimated life of the related agreements, products, patents or technology. In 2003 and 2004, the Company deferred approximately $6.0 million and $400,000, respectively, of payments received under these types of arrangements. Revenues from royalties are recognized as the Company is informed that the related products have been sold.

        During 2004, the Company received approximately $2.8 million related to the licensing of product rights and/or technology rights to third parties. These payments were initially deferred and will be recognized on a straight-line basis over the remaining lives of the contracts, products or patents, which approximates the period over which the Company will complete its obligations under these agreements.

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

Cost of Products Sold

        Royalties payable in connection with certain licensing agreements (see Note 10) are reflected in cost of products sold as incurred.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). At December 31, 2004, the Company had two stock-based compensation plans. See Note 7 for a description of these plans and additional disclosures regarding the plans. The Company recorded compensation expense of $133,000, $93,000 and $91,000 for the years ended December 31, 2002, 2003 and 2004, respectively, related to grants of restricted common stock.

        Had compensation expense for the Company's stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2002, 2003 and 2004 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
	(in thousands except per share data)
Net loss as reported	$(8,669)	$(3,459)	$(4,815)
Stock-based employee compensation expense included in the determination of net loss, as reported	133	93	91
Stock-based employee compensation expense as if the fair value based method had been applied to all awards	(1,572)	(1,688)	(4,042)

Net loss, pro forma	$(10,108)	$(5,054)	$(8,766)

Net loss per share:
Basic and diluted—as reported	$(0.18)	$(0.07)	$(0.10)

Basic and diluted—pro forma	$(0.21)	$(0.11)	$(0.18)

        As discussed in more detail in Note 7, in December 2004 the vesting of approximately 2.2 million options was accelerated. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded in 2004 and included in the table above.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expenses were $681,000, $748,000 and $712,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Restructuring Expenses and Other

        The Company recorded net restructuring expenses of $386,000 for the year ended December 31, 2002 (See Note 4). During 2002 and 2003, the Company also recognized approximately $621,000 and $515,000 of expenses resulting from certain personnel severance costs and settlement of litigation, respectively.

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

Basic and Diluted Net Loss Per Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company's net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At December 31, 2002, 2003 and 2004, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 6,378,586, 7,954,648 and 9,350,959 shares, respectively, of the Company's common stock.

Comprehensive Loss

        Comprehensive loss includes net loss adjusted for the results of certain stockholders' equity changes not reflected in the consolidated statements of operations. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2004, Accumulated Other Comprehensive Income consists of cumulative translation adjustments of $311,000 and minimum pension liability adjustments and other of ($141,000). At December 31, 2003, Accumulated Other Comprehensive Loss consists of cumulative translation adjustments of $104,000 and minimum pension liability adjustments and other of ($172,000).

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

New Accounting Pronouncements

SFAS No. 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standards No. 123 ("SFAS No. 123R") was revised in December 2004 and the Company will adopt this standard under the modified prospective method of adoption beginning on July 1, 2005. SFAS No. 123, which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for stock-based compensation plans under APB No. 25 and will continue to do so through the completion of its second quarter ending June 30, 2005. When the Company adopts SFAS No. 123R effective July 1, 2005, it will recognize compensation expense using the fair value-based model for options that vest after June 30, 2005, including those that were granted prior to the effective date of SFAS No. 123R. This will result in recording compensation expense for periods after June 30, 2005. Historically, under APB No. 25, the Company recorded minimal amounts of stock-based compensation, and none related to stock options. The Company has not yet quantified the amount by which the adoption of SFAS No. 123R will impact reported results of operations in fiscal year 2005 and future years. The Company also has an employee stock purchase plan under which it will recognize compensation expense under SFAS No. 123R beginning effective July 1, 2005.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

3. CAPITAL LEASE OBLIGATIONS

        The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. For the years ended December 31, 2003 and 2004, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $93,415 and $38,272 and net book value of approximately $23,000 and $33,500, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes. Under the terms of the Company's lease agreements, the Company is required to make monthly payments of principal and interest through the year 2009, at interest rates ranging from 11.0% to 14.0% per annum. The equipment under the capital leases serves as security for the leases.

        The future annual minimum required payments under capital lease obligations as of December 31, 2004 were as follows (in thousands):

Year Ending December 31,
2005	$10
2006	10
2007	10
2008	10
2009	3

Total future minimum lease payments	43
Less amount representing interest	(10)

Present value of future minimum lease payments	33
Less current portion	(6)

Total long-term capital lease obligations	$27

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

        Shown below is a reconciliation of restructuring costs for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	Balance at January 1, 2002	Additions for the Fiscal Year Ended December 31, 2002	Payments Through December 31, 2002	Other	Balance at December 31, 2002
Severance pay and benefits	$378	$466	$(765)	$(6)	$73
Leased facility closure costs	50	150	(80)	—	120
Products and other	1,100	100	(726)	(324)	150

Total	$1,528	$716	$(1,571)	$(330)	$343

	Balance at December 31, 2002	Additions for the Fiscal Year Ended December 31, 2003	Payments Through December 31, 2003	Balance at December 31, 2003
Severance pay and benefits	$73	$—	$(73)	$—
Leased facility closure costs	120	—	(69)	51
Products and other	150	—	(80)	70

Total	$343	$—	$(222)	$121

	Balance at December 31, 2003	Additions for the Fiscal Year Ended December 31, 2004	Payments Through December 31, 2004	Balance at December 31, 2004
Leased facility closure costs	$51	$—	$(36)	$15
Products and other	70	—	(70)	—

Total	$121	$—	$(106)	$15

        The balance of $121,000 and $15,000 is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, respectively.

5. LONG-TERM DEBT

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2003	2004
Promissory note to the Iowa Department of Economic Development ("IDED"), paid in full in June 2004.	$14	$—
Promissory note to the City of Des Moines, paid in full in May 2004.	10	—
Promissory note to the City of Des Moines, due in monthly installments through June 2006, with a stated interest rate of 3%.	168	102
Real estate mortgage loan with a commercial bank, due in monthly installments through May 2006, with the balance due of $834,000 in full May 31, 2006, with a stated interest rate of prime plus 1.5% at December 31, 2003 and prime plus 2.5% at December 31, 2004 (5.5% and 7.75%, respectively).	1,324	1,117
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments through January 2005, with a stated interest rate of prime plus 1.5% at December 31, 2003 and prime plus 2.5% at December 31, 2004 (5.5% and 7.75%, respectively).	240	16
Subordinated promissory note with a significant customer for facilities improvements in Des Moines, secured by the manufacturing facility, due in annual installments of $250 in 2004 and $500 in 2006, with a stated interest rate of prime plus 0.25% at December 31, 2003 and prime plus 1.0% at December 31, 2004 (4.25% and 6.25%, respectively).	750	500

	2,506	1,735
Less installments due within one year	(771)	(296)

	$1,735	$1,439

        The Company has a credit facility with Wells Fargo, an affiliate of Wells Fargo Bank. The credit facility includes the real estate mortgage loan and term loan above, and a $12.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2004 of prime plus 2.5% (7.75%). Amounts due under the credit facility are secured by a first security interest in essentially all of the Company's assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and minimum liquidity. The amount available for borrowings under the line of credit will be determined based on the borrowing base as defined by the credit agreement. As of December 31, 2004, approximately $10.4 million was outstanding on the line of credit and there was $1.2 million available capacity for additional borrowings under the line of credit agreement. The Company is restricted from paying dividends under the terms of the credit facility agreement.

        At December 31, 2004, the Company was not in compliance with one of its covenants under the credit facility agreement with Wells Fargo. On March 22, 2005, an amended agreement was signed which waived the covenant violation and modified covenants for 2005 based on the Company's business expectations. The Company believes that the 2005 covenants have been established at levels such that it can reasonably expect to be in compliance through 2005, although there can be no guarantee thereof.

        The City of Des Moines promissory note is secured by a first security interest in essentially all assets of the OVP segment except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. The City of Des Moines has subordinated its security interest in these assets to Wells Fargo.

        Maturities of long-term debt as of December 31, 2004 were as follows (in thousands):

Year Ending December 31,
2005	$296
2006	1,439

$1,735

6. INCOME TAXES

        As of December 31, 2004, the Company had a net domestic operating loss carryforward, or NOL, of approximately $169.5 million, a domestic alternative minimum tax credit of approximately $23,000 and a domestic research and development tax credit carryforward of approximately $584,000. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). The Company believes the latest, and most restrictive, Ownership Change occurred at the time of its initial public offering in July 1997. The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOLs in the future. The Company also has net operating loss carryforwards in Switzerland of approximately $3.7 million at December 31, 2004 related to losses previously recorded by Heska AG.

        The Company's NOL's represent a deferred tax asset, which has been completely offset by a valuation allowance. Recognition of this asset requires future taxable income and the Company believes, based on its history of operating losses since inception, that it is more likely than not that it will be unable to generate sufficient taxable income to utilize the NOL's, and therefore, a valuation allowance has been established for the entire deferred tax asset and no benefit for income taxes has been recognized in the accompanying consolidated statements of operations. In addition, the Company has determined that a valuation allowance on its Swiss deferred tax asset is appropriate at December 31, 2004, and 2003, as it is not more likely than not that Heska AG will realize such deferred tax assets, based on Heska AG's history of losses and the Company's expectations of Heska AG's future operations.

        The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Domestic	$(8,701)	$(3,752)	$(5,718)
Foreign	32	344	903

	$(8,669)	$(3,408)	$(4,815)

        Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2003	2004
Current deferred tax assets (liabilities):
Inventory	$78	$156
Accrued compensation	164	41
Restructuring reserve	46	6
Other	394	310

	682	513
Valuation allowance	(682)	(513)

Total current deferred tax assets (liabilities)	—	—

Noncurrent deferred tax assets (liabilities):
Research and development and other credits	624	607
Deferred revenue	4,595	5,211
Pension liability	—	17
Amortization of intangible assets	(517)	(573)
Property and equipment	603	858
Net operating loss carryforwards	63,388	64,847

	68,693	70,967
Valuation allowance	(68,693)	(70,967)

Total noncurrent deferred tax assets (liabilities)	$—	$—

        The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current income tax expense (benefit):
Federal	$—	$50	$—
State	—	1	—

Total current expense	—	51	—
Deferred income tax benefit:
Federal	(700)	(1,075)	(1,790)
State	(91)	(145)	(231)
Foreign	(32)	(53)	(84)

Total deferred benefit	(823)	(1,273)	(2,105)
Valuation allowance	823	1,273	2,105

Total income tax expense (benefit)	$—	$51	$—

        The Company's income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

	Year Ended December 31,
	2002	2003	2004
Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)%	(3)%	(4)%
Other permanent differences	6%	1%	1%
Expiration of tax credits	22%	—	—
Change in valuation allowance	10%	37%	37%

Effective income tax rate	0%	1%	0%

7. CAPITAL STOCK

Stock Option Plans

        The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company's common stock. The number of shares reserved for issuance under all plans as of January 1, 2005 was 6,118,209.

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

SFAS No. 123

        SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options, employee stock purchases, and similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB No. 25. For disclosure purposes, the Company has computed the fair values of all options granted during 2002, 2003 and 2004, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2002	2003	2004
Risk-free interest rate	4.61%	2.73%	3.62%
Expected lives	3.9 years	4.6 years	4.5 years
Expected volatility	105%	132%	76%
Expected dividend yield	0%	0%	0%

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

        The total fair value of options granted was computed to be approximately $3.4 million, $1.9 million and $3.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $1.4 million, $1.5 million and $4.0 million for 2002, 2003 and 2004, respectively.

        A summary of the Company's stock option plans is as follows:

	Year Ended December 31,
	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,901,860	$2.5689	6,378,586	$1.8142	7,954,648	$1.5163
Granted at Market	3,447,225	$0.9571	2,505,117	$0.8907	2,575,830	$1.8890
Granted above Market	70,802	$0.8100	26,121	$1.4936	418	$2.6300
Cancelled	(1,002,705)	$0.9571	(618,704)	$2.2869	(792,963)	$3.8742
Exercised	(38,596)	$0.3019	(336,472)	$1.0898	(386,974)	$0.7476

Outstanding at end of period	6,378,586	$1.8142	7,954,648	$1.5163	9,350,959	$1.4509

Exercisable at end of period	3,429,776	$2.4619	4,646,765	$1.8790	7,939,567	$1.5532

        The weighted average estimated fair value of options granted during the years ended December 31, 2002, 2003 and 2004 were $0.6581, $0.7628 and $1.1631, respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.34 - $ 0.70	1,997,499	7.34	$0.5946	1,434,490	$0.5630
$0.71 - $ 1.06	1,954,980	7.64	$0.9998	1,162,589	$1.0030
$1.07 - $ 1.49	1,863,002	6.10	$1.2147	1,810,633	$1.2160
$1.50 - $ 2.00	1,912,157	8.59	$1.6796	1,908,534	$1.6798
$2.01 - $15.00	1,623,321	7.41	$3.0497	1,623,321	$3.0497

$0.34 - $15.00	9,350,959	7.42	$1.4509	7,939,567	$1.5532

Modifications to Certain Stock Option Grants

        On December 2, 2004 the Compensation Committee of the Company's Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company's future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan calls for a performance in excess of the Company's internal budget before any bonus payments are made, and approved the acceleration of vesting of outstanding but unvested stock options with an exercise price greater than $1.08. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result off this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded in 2004. This action effected approximately 2.2 million options, approximately 1.1 million of which were held by the Company's Directors and Executive Officers.

Employee Stock Purchase Plan (the "ESPP")

        Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 1,791,788 had been issued on December 31, 2004. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is one year, with six-month measurement periods ending June 30 and December 31.

        For the years ended December 31, 2002, 2003 and 2004, the weighted-average fair value of the purchase rights granted was $0.24, $0.32 and $0.44 per share, respectively. Pro forma stock-based compensation was approximately $39,000, $127,000 and $58,000 in 2002, 2003 and 2004, respectively, for the ESPP.

Restricted Stock Exchange

        On August 9, 2001, the Board of Directors approved a proposal to give Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The fair value of the restricted stock at the time of the exchange was $0.68 per share. The restricted stock vests over 48 months beginning November 1, 2001. This exchange resulted in deferred compensation of approximately $710,000 that is being recognized over the vesting period of the restricted stock. The Company recognized $133,000, $93,000 and $91,000 of non-cash compensation expense from this exchange in 2002, 2003 and 2004, respectively.

8. MAJOR CUSTOMERS

        The Company had no customers in 2004 who represented 10% or more of total revenue. The Company had one customer who represented 17% and 15% of total revenues in 2002 and 2003, respectively, who purchased vaccines from OVP. The same customer represented 12% of total accounts receivable at December 31, 2003. No customer represented 10% or more of total accounts receivable at December 31, 2004.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Cash paid for interest	$426	$459	$690
Purchase of assets under capital lease financing	$—	$14	$24

10. COMMITMENTS AND CONTINGENCIES

        The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2002, 2003 and 2004, royalties of $748,000, $1.1 million and $1.0 million became payable under these agreements, respectively.

        The Company has contracts with two suppliers for unconditional annual minimum inventory purchases totaling approximately $3.6 million through fiscal 2007.

        The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2004 as follows (in thousands):

Year Ending December 31,
2005	$1,076
2006	1,221
2007	1,257
2008	1,295
2009	1,334
Thereafter	21,455

$27,638

        The Company had rent expense of $851,000, $806,000 and $774,000 in 2002, 2003 and 2004, respectively.

        In April 2004, the Company signed an agreement to lease a new building in Loveland, Colorado beginning in the second quarter of 2005. The building consists of approximately 60,000 square feet and will be occupied solely by the Company. Lease payments required under this agreement are included in the table above.

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of December 31, 2004, the Company was not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on its business, financial condition or operating results. In 2003, the Company settled litigation regarding alleged patent infringement, resulting in a charge of $515,000 to other operating expenses.

        The Company generally warrants that its products and services will conform to published specifications. The typical warranty period is one year from delivery of the product or service. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs, and as a result, does not maintain a warranty reserve.

        The Company's licensing arrangements generally include a product indemnification provision that will indemnify and defend a licensee in actions brought against the licensee that claim the Company's patents infringe upon a copyright, trade secret of valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

11. SEGMENT REPORTING

        The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and other distribution relationships. Core Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in OVP's assets are transferred at cost and are not recorded as revenue for OVP. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

        Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. The Company performs these sponsored research and development projects for both companion animal and livestock purposes.

        Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Other		Total
2002:
Revenue	$36,870	$14,456	$—		$51,326
Operating income (loss)	(10,571)	3,243	(1,007	)(a)	(8,335)
Total assets	43,074	17,765	(25,254)		35,585
Capital expenditures	126	1,081	—		1,207
Depreciation and amortization	1,184	1,324	—		2,508

(a)
Includes restructuring expenses of $386,000 and $621,000 of other operating expense (See Note 4).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Other		Total
2003:
Revenue	$48,719	$16,606	$—		$65,325
Operating income (loss)	(6,391)	3,712	(515	)(b)	(3,194)
Total assets	41,919	16,849	(19,872)		38,896
Capital expenditures	467	940	—		1,407
Depreciation and amortization	678	1,216	—		1,894

(b)
Includes other operating expense of $515,000.

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Other	Total
2004:
Revenue	$54,474	$13,217	$—	$67,691
Operating income (loss)	(5,704)	1,464	—	(4,240)
Total assets	39,426	15,367	(16,069)	38,724
Capital expenditures	277	1,012	—	1,289
Depreciation and amortization	771	959	—	1,730

        Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2002	2003	2004
United States	$46,198	$58,709	$59,452
Europe	3,038	3,976	4,484
Other International	2,090	2,640	3,755

Total	$51,326	$65,325	$67,691

        Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2002	2003	2004
United States	$33,489	$36,289	$35,123
Europe	2,096	2,607	3,601
Other International	—	—	—

Total	$35,585	$38,896	$38,724

13. QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2004 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2003:
Total revenue	$13,274	$14,753	$15,711	$21,587	$65,325
Gross profit from product sales	5,101	5,864	6,253	8,333	25,551
Net income (loss)	(2,476)	(1,200)	(1,202)	1,419	(3,459)
Net income (loss) per share—basic and diluted	(0.05)	(0.03)	(0.02)	0.03	(0.07)
2004:
Total revenue	$16,741	$17,796	$15,939	$17,215	$67,691
Gross profit from product sales	5,926	5,883	5,636	5,859	23,304
Net income (loss)	(1,994)	(1,388)	(876)	(557)	(4,815)
Net income (loss) per share—basic and diluted	(0.04)	(0.03)	(0.02)	(0.01)	(0.10)

14. Subsequent Event

        On February 24, 2005, the Company's Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of the Company's internal budget before any bonus payments are made, and authorized the Company's Stock Option Committee, which currently consists solely of the Company's Chief Executive Officer, to accelerate the vesting of outstanding but unvested options with a strike price equal to or greater than the then current market price through June 30, 2005 at its discretion. On March 30, 2005, the Company's Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action affected approximately 750,000 options, approximately 55,000 of which were held by the Company's Directors and Executive Officers.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are satisfactory to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        If, as of June 30, 2005, we meet the definition of "accelerated filer," as defined by Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2005. If, however we are not deemed an "accelerated filer" at that time, we will not have to include such assessment and attestation until our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

Item 9B.    Other Information.

        On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which currently consists solely of our Chief Executive Officer, to accelerate the vesting of outstanding but unvested options with a strike price equal to or greater than the then current market price through June 30, 2005 at its discretion. On March 30, 2005, our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action affected approximately 750,000 options, approximately 55,000 of which were held by our Directors and Executive Officers. This action follows a similar action in December 2004.

PART III

        Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this section with respect to our directors is incorporated by reference to the information in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Executive Officers of the Registrant

        Our executive officers and their ages as of March 31, 2005 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	53	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	36	Executive Vice President, Chief Financial Officer and Secretary
Carol Talkington Verser, Ph.D.	52	Executive Vice President, Intellectual Property and Business Development
Michael A. Bent	50	Vice President, Principal Accounting Officer and Controller
Joseph H. Ritter, D.V.M.	56	Vice President, Marketing and International Business

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

        Joseph H. Ritter, D.V.M. was appointed Vice President, Marketing and International Business in February 2004. Also during part of 2004 Dr. Ritter was responsible for our sales force. From October 2002 until February 2004, he was Heska's Vice President of International Business. From 1995 until 2002 he was President and owner of Veterinary Specialties, Inc., a veterinary products distribution company. From 1984 to 1995, Mr. Ritter held various senior positions at Mallinckrodt Veterinary, Inc. including Group Vice President, America and Asia. He holds a DVM from the University of Illinois and a M.B.A. with an emphasis on international finance from the American Graduate School of International Management.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of this Form 10-K.

(1)
Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules:

          Schedule II—Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2002	$501	$53	—	$(325	)(a)	$229
December 31, 2003	$229	$57	—	$(94	)(a)	$192
December 31, 2004	$192	$(32)	—	$(65	)(a)	$95
Allowance for restructuring charges
Year ended:
December 31, 2002	$1,528	$716	—	$(1,901	)(b)	$343
December 31, 2003	$343	$—	—	$(222	)(b)	$121
December 31, 2004	$121	$—	—	$(106	)(b)	$15
Allowance for tax valuation
Year ended:
December 31, 2002	$67,279	$823	—	$—		$68,102
December 31, 2003	$68,102	$1,273	—	$—		$69,375
December 31, 2004	$69,375	$2,105	—	$—		$71,480

(a)
Write-offs of uncollectible accounts.
(b)
Payments for personnel severance costs, contractual obligations and facility closing costs.
(c)
Write-offs for disposition of unsaleable inventory.

  (3)
  Exhibits:

        The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(5)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(7)	Bylaws of the Registrant.
10.1+	(2)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.2+	(3)	Exclusive Distribution Agreement between Registrant and Novartis Agro K.K., dated August 18, 1998.
10.3	(3)	Right of First Refusal Agreement between Registrant and Novartis Animal Health, Inc., dated August 18, 1998.
10.4+	(8)	Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation, dated February 9, 1999.
10.5+	(8)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.6+	(8)	Exclusive Distribution Agreement between Registrant and Novartis Animal Health Canada, Inc., dated February 14, 2001, as amended.
10.7+	(10)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and AGRI Laboratories, Ltd., dated September 30, 2002.
10.8	(5)	Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Center Laboratories, Inc. and Wells Fargo Business Credit, Inc., dated June 14, 2000.
10.9	(6)	First Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated March 27, 2001.
10.10	(1)	Lease Agreement between Registrant and Sharp Point Properties, LLC, dated March 8, 1994.
10.11	(1)	Lease Agreement between Registrant and GB Ventures, dated June 27, 1996.
10.12	(1)	Lease Agreement between Registrant and GB Ventures, dated July 11, 1996.
10.13	(8)	Lease Agreement between Registrant and GB Ventures, dated August 24, 1999.
10.14	(8)	Lease Agreement between Registrant and GB Ventures, dated October 6, 1999.
10.15	(11)	Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.16	(11)	Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.17	(11)	Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.18	(11)	Lease Extension Agreement between Registrant and GB Ventures, dated October 20, 2003.
10.19*	(7)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.20*	(1)	Forms of Option Agreement.
10.21*	(1)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.22*	(1)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.23*	(4)	Amended and Restated Employment Agreement with Robert B. Grieve, dated February 23, 2000.
10.24*	(5)	Employment agreement between Registrant and Carol Talkington Verser, dated May 1, 2000.
10.25*	(9)	Employment Agreement between Registrant and Michael A. Bent, dated May 1, 2000.

10.26*	(9)	Employment Agreement between Registrant and Jason A. Napolitano, dated May 6, 2002.
10.27*		Employment Agreement between Registrant and Joseph H. Ritter, dated May 1, 2004.
10.28*		Separation Consulting and Release Agreement between Registrant and Dan T. Stinchcomb, dated December 15, 2004.
10.29		Distribution Agreement between Registrant and Arkray Inc., dated February 16, 2001.
10.30+		Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.
10.31+		Distribution Agreement between Registrant and i-STAT Corporation, dated October 1, 2004.
10.32+		Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.33+		Seventh Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated February 21, 2005.
10.34+		Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 1, 2003.
10.35		Director Compensation Policy.
10.36*		Summary Sheet for Executive Cash Compensation.
10.37		Net Lease Agreement between Registrant and CCMRED 40 LLC, dated May 24, 2004.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See page 70 of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(9)
Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(10)
Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(11)
Filed with the Registrant's Form 10-K for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. GRIEVE Robert B. Grieve	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2005
/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2005
/s/ MICHAEL A. BENT Michael A. Bent	Vice President, Controller (Principal Accounting Officer)	March 31, 2005
/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Director	March 31, 2005
/s/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 31, 2005
/s/ A. BARR DOLAN A. Barr Dolan	Director	March 31, 2005
/s/ PETER EIO Peter Eio	Director	March 31, 2005
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 31, 2005
/s/ TINA S. NOVA Tina S. Nova	Director	March 31, 2005
/s/ JOHN F. SASEN, SR. John F. Sasen, Sr.	Director	March 31, 2005
/s/ LYNNOR B. STEVENSON Lynnor B. Stevenson	Director	March 31, 2005