Form 10-Q
period 2005-05-16
HESKA CORP
filed 2005-05-16
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 13, 2005 was 49,454,101

HESKA CORPORATION

FORM 10-Q

QUARTERLY REPORT

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2004	March 31, 2005

Current assets:
Cash and cash equivalents	$4,982	$4,690
Accounts receivable, net of allowance for doubtful accounts of $95 and $106, respectively	10,634	9,846
Inventories, net	11,726	11,524
Other current assets	1,100	917

Total current assets	28,442	26,977
Property and equipment, net	7,925	8,117
Intangible assets, net	1,499	1,519
Goodwill	643	643
Other assets	215	216

Total assets	$38,724	$37,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,697	$7,384
Accrued liabilities	3,187	3,222
Current portion of deferred revenue	2,708	2,309
Line of credit	10,375	10,582
Current portion of long-term debt	302	1,656

Total current liabilities	23,269	25,153
Long-term debt, net of current portion	1,466	25
Deferred revenue, net of current portion, and other	11,410	10,975

Total liabilities	36,145	36,153

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 49,338,636 and 49,441,971 shares issued and outstanding, respectively	49	49
Additional paid-in capital	212,533	212,623
Deferred compensation	(67)	(46)
Accumulated other comprehensive income	170	107
Accumulated deficit	(210,106)	(211,414)

Total stockholders’equity	2,579	1,319

Total liabilities and stockholders’ equity	$38,724	$37,472

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2005

Revenue, net:
Product revenue, net:
Core companion animal health	$14,114	$12,856
Other vaccines, pharmaceuticals and products	2,305	3,980

Total product revenue, net	16,419	16,836
Research, development and other	322	318

Total revenue	16,741	17,154

Cost of revenue:
Cost of products sold	10,461	11,057
Cost of research, development and other	135	179

Total cost of revenue	10,596	11,236

Gross profit	6,145	5,918

Operating expenses:
Selling and marketing	4,448	3,799
Research and development	1,713	1,227
General and administrative	2,041	1,995

Total operating expenses	8,202	7,021

Loss from operations	(2,057)	(1,103)
Interest and other (income) expense, net	(63)	205

Net loss	$(1,994)	$(1,308)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Shares used to compute basic and diluted net loss per share	48,905	49,375

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2004	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,994)	$(1,308)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	375	471
Amortization of intangible assets	32	40
Stock based compensation	25	21
Provision for (recovery of) bad debt	(5)	12
Changes in operating assets and liabilities:
Accounts receivable	557	790
Inventories	(116)	216
Other current assets	(189)	183
Other long-term assets	12	--
Accounts payable	(370)	696
Accrued liabilities	290	35
Deferred revenue and other long-term liabilities	(311)	(834)
Other	(1)	2

Net cash (used in) provided by operating activities	(1,695)	324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	400	--
Purchase of property and equipment	(442)	(666)
Capitalized patent costs	(135)	(60)

Net cash provided by (used in) investing activities	(177)	(726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	129	90
Proceeds from line of credit borrowings, net	2,205	207
Repayments of debt and capital lease obligations	(134)	(87)

Net cash provided by financing activities	2,200	210

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47)	(100)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	281	(292)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	4,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,158	$4,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$125	$212

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

1.        ORGANIZATION AND BUSINESS

          Heska Corporation (“Heska” or the “Company”) discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska’s core focus is on the canine and feline companion animal health markets. The Company has devoted substantial resources to the research and development of innovative products in these areas, where it strives to provide high value products for unmet needs in veterinary medicine.

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

          The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term as it introduces new products, expands its sales and marketing capabilities and continues its research and development activities. Cumulative net losses from inception of the Company in 1988 through March 31, 2005, have totaled $211.4 million. During the three months ended March 31, 2005, the Company incurred a loss of approximately $1.3 million and operations provided cash of approximately $324,000.

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

           The Company has a credit facility agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which expires on May 31, 2006. Under this agreement, the Company is required to comply with various financial and non-financial covenants in order to borrow. On May 10, 2005 the Company signed an amended agreement under which Wells Fargo waived certain historical events of non-compliance, including with a covenant on March 31, 2005. If the Company fails to comply with the covenants, Wells Fargo may, at its discretion, make all amounts due to them, immediately due and payable. The Company’s latest projections indicate that it is not probable that it will remain in compliance with all of its debt covenants through the next 12 months. The Company has begun discussions with Wells Fargo, discussed below, including regarding modification of the covenants under this agreement. There can be no guarantee that Wells Fargo will, as it has historically, modify the Company’s covenants. As a result, all debt obligations, including those to Wells Fargo and others that are cross- collateralized with Wells Fargo, totaling approximately $1.7 million have been reflected as current portion on long-term debt in the March 31, 2005 balance sheet. The Company has begun discussions with Wells Fargo and other lenders regarding an amended or new credit facility agreement which would involve increased borrowings against certain of the Company’s assets.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2004 and March 31, 2005, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2005 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

          Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company’s obligations are fulfilled under agreements to license product rights and/or technology rights and in evaluating long-lived assets for impairment.

Reclassifications

           Certain prior year numbers have been reclassified to be consistent with the current year presentation. These reclassifications include certain amortized fees previously reflected as Research, Development and Other Revenue which are now included in Product Revenue and certain costs previously reflected as Research and Development Expenses which are now included in Cost of Research, Development and Other Revenue.

Basic and Diluted Net Loss Per Share

          Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Since inception, due to the Company’s annual net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At March 31, 2004 and 2005, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 8,796,261 and 11,224,247 shares, respectively, of the Company’s common stock.

Stock Based Compensation

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (SFAS No. 123R) was revised in December 2004 and the Company had planned to adopt this standard under the modified prospective of adoption beginning July 1, 2005. On April 14, 2005, the SEC deferred the date of required adoption for SFAS No. 123R for companies in Heska’s position to fiscal years beginning after June 15, 2005. The Company intends to adopt this standard beginning January 1, 2006. At March 31, 2005, the Company had two stock-based compensation plans. The Company recorded compensation expense of $23,000 and $21,000 related to the Company’s restricted stock for the three months ended March 31, 2004 and 2005, respectively.

          Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2004 and 2005 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2005

	(in thousands, except per share amounts)
Net loss as reported	$(1,994)	$(1,308)
Stock-based employee compensation expense included in the determination of net loss, as reported	25	21
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(468)	(1,685)

Net loss, pro forma	$(2,437)	$(2,972)

Net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.03)

Basic and diluted - pro forma	$(0.05)	$(0.06)

           On February 24, 2005, the Company’s Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of the Company’s internal budget before any bonus payments are made, and authorized the Company’s Stock Option Committee, which currently consists solely of the Company’s Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” through June 30, 2005 at its discretion. On March 30, 2005, the Company’s Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action effected approximately 750,000 options, approximately 55,000 of which were held by the Company’s Directors and Executive Officers. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540,000 was recorded in the first quarter of 2005 and included in the table above. In addition, during the first quarter of 2005, options for approximately 2.1 million shares were issued and immediately vested.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2004 and 2005. The estimated total fair value of the options granted during the three months ended March 31, 2004 was approximately $1,498,000. The estimated total fair value of the options granted during the three months ended March 31, 2005 was approximately $1,041,000.

	Three Months Ended March 31,

	2004	2005

Risk-free interest rate	3.4%	4.1%
Expected lives	4.6 years	2.9 years
Expected volatility	78%	86%
Expected dividend yield	0%	0%

          A summary of the Company's stock option plans is as follows:

	Year Ended December 31,		Three Months Ended March 31,
	2004		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	7,954,648	$1.5163	9,350,959	$1.4509
Granted at market	2,575,830	$1.8890	2,105,966	$0.8887
Granted above market	418	$2.6300	--	$--
Cancelled	(792,963)	$3.8742	(129,239)	$1.8317
Exercised	(386,974)	$0.7476	(103,439)	$0.7208

Outstanding at end of period	9,350,959	$1.4509	11,224,247	$1.3478

Exercisable at end of period	7,939,567	$1.5532	10,753,477	$1.3774

          The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at March 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2005	Weighted Average Exercise Price

$0.34 - $0.70	1,916,445	7.10	$0.5921	1,445,852	$0.5654
$0.71 - $0.88	2,144,683	9.87	$0.8764	2,144,506	$0.8765
$0.89 - $1.14	2,176,475	7.26	$1.0329	2,176,475	$1.0329
$1.15 - $1.59	2,648,979	7.16	$1.3773	2,648,979	$1.3773
$1.60 - $15.00	2,337,665	7.30	$2.6595	2,337,665	$2.6595

$0.34 - $15.00	11,224,247	7.71	$1.3478	10,753,477	$1.3774

3.       RESTRUCTURING AND OTHER OPERATING EXPENSES

           At March 31, 2005, The Company had approximately $6,000 of accrued restructuring expenses included in accrued liabilities on its balance sheet. These remaining expenses will be recognized during the three months ending June 30, 2005.

           Shown below is a reconciliation of restructuring costs for the three months ended March 31, 2004 (in thousands):

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

          Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. These revenues are allocated as appropriate between CCA and OVP.

          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Total Core Companion Animal Health	Total Other Vaccines, Pharmaceuticals and Products	Total

Three Months Ended March 31, 2004:
Total revenue	$14,424	$2,317	$16,741
Operating income (loss)	(1,986)	(71)	(2,057)
Total assets	24,006	15,092	39,098
Capital expenditures	421	21	442
Depreciation and amortization	128	247	375
Three Months Ended March 31, 2005:
Total revenue	$13,132	$4,022	$17,154
Operating income (loss)	(1,612)	509	(1,103)
Total assets	23,029	14,443	37,472
Capital expenditures	332	334	666
Depreciation and amortization	183	288	471

5.        COMPREHENSIVE INCOME

          Comprehensive income includes net income plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes include primarily foreign currency translation items. Total comprehensive loss for the three months ended March 31, 2004 and 2005 was $2,036,000 and $1,370,000, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 16, 2005, and we undertake no duty to update this information.

     Overview

          We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 80% and 76% of fiscal year 2004 and first quarter 2005 product revenue, respectively, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 20% and 24% of fiscal year 2004 and first quarter 2005 product revenue, respectively.

          The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

          Diagnostic and monitoring instruments and supplies represented approximately 45% and 44% of our fiscal year 2004 and first quarter 2005 product revenue, respectively. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

          Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 35% and 32% of our fiscal year 2004 and first quarter 2005 product revenue, respectively, with the majority of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and manufactured by us.

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

          While we have decreased operating expenses over the past several years and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. While we experienced a 9% decline in product revenue in this segment for the first quarter of 2005 as compared to the first quarter of 2004, we expect to return to continued growth in this segment as compared to historical results beginning in the second quarter of 2005. Product revenue in our Core Companion Animal Health segment grew 11% in 2004 as compared to 2003 and has grown at a compounded annual growth rate of over 21% since 1998, our first full year as a public company.

          The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

          OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

          We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP’s revenue. Subject to certain purchase minimums, under our long-term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity can be extended by us under certain conditions. OVP also produces vaccines and pharmaceuticals for other third parties.

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

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed unless sufficient historical experience exists and reasonable estimates of future returns can be calculated with appropriate allowances for such returns. We reduce our product revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

Recording revenue from license arrangements involves the use of estimates. The primary estimate made by management is determining the useful life of the related agreement, product, patent or technology. We evaluate all of our licensing arrangements by estimating the useful life of either the product or the technology, the length of the agreement or the legal patent life and defer the revenue for recognition over the appropriate period.

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

Occasionally we enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company’s obligations to the customer are fulfilled as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

                Capitalized Patent Costs

The Company defers and capitalizes certain costs, including payments to third-party law firms for patent prosecution, related to the technology or patents underlying a variety of long-term licensing arrangements. No internal costs are capitalized. The costs are being amortized over the same period as the licensing revenue related to those patents is being recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $135,000 and $60,000 for the three months ended March 31, 2004 and 2005, respectively and amortized approximately $32,000 and $40,000 for the same periods, respectively.

     Results of Operations

     Revenue

          Total revenue, which includes product revenue, sponsored research and development revenue and other revenue, increased 2% to $17.2 million for the three months ended March 31, 2005 as compared to $16.7 million for the corresponding period in 2004. Product revenue increased 3% to $16.8 million for the three months ended March 31, 2005 as compared to $16.4 million for the corresponding period in 2004.

          Product revenue from our Core Companion Animal Health segment decreased 9% to $12.9 million for the three months ended March 31, 2005 compared to $14.1 million for the corresponding period in 2004. This decrease was the result of decreased sales of our canine heartworm preventive; our current hematology instrument due to a systematic offer in the first quarter of 2004 but not in 2005 to customers who had purchased our previous hematology analyzer to upgrade to our new hematology analyzer; and instrument consumables to the installed base of our previous hematology instrument; offset in part by increased sales of our other instrument consumables.

          Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) increased by 73% to $4.0 million for the three months ended March 31, 2005 as compared to $2.3 million for the corresponding period in 2004. This increase was due primarily to higher sales of our own line of bovine vaccines under our contract with Agri Laboratories, Ltd. (“AgriLabs”).

          Revenue from sponsored research and development and other decreased 1% to $318,000 for the three months ended March 31, 2005 from $322,000 for the corresponding period in 2004.

          For 2005, we expect to grow our Core Companion Animal Health segment revenue. We anticipate OVP revenue of approximately $12 million, a slight decline from 2004. We expect research, development and other revenue to decline slightly in 2005.

     Cost of Revenue

          Cost of revenue consists of two components: cost of products sold and cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $11.2 million for the first three months of 2005 compared to $10.6 million for the corresponding period in 2004. Gross profit decreased 4% to $5.9 million for the three months ended March 31, 2005 as compared to $6.1 million in the prior year corresponding period. Gross margin, i.e. gross profit divided by total revenue declined to 34.5% for the three months ended March 31, 2005 as compared to 36.7% in the corresponding period in 2004.

           Gross profit on product revenue decreased 3% to $5.8 million for the quarter ended March 31, 2005 from $6.0 million in the prior year period. Gross margin on product sales, i.e. gross profit on product revenue divided by product revenue, declined to 34.2% in the three months ended March 31, 2005 as compared to 36.2% in the corresponding period in 2004. The decline was due to a larger percent of revenue from OVP, which tends to carry relatively low margins, as well as certain supplier price increases.

           Gross profit on research, development and other revenue decreased 26% to $139,000 for the quarter ended March 31, 2005 from $187,000 in the prior year period. The primary reason for the decrease is a greater proportion of technology or patent-related costs being expensed as incurred as these costs are in excess of the amount of remaining affiliated deferred licensing revenue in the quarter ended March 31, 2005 as compared to the prior year corresponding period.

           We expect gross margin on product sales to increase in the last nine months of 2005 as compared to the first three months and to be in the same range for the full year 2005 that it was in full year 2004. We expect gross profit on research, development and other revenue to decrease for full year 2005 as compared to full year 2004 as we expect a greater proportion of technology or patent-related costs will be expensed as incurred because the costs are in excess of remaining affiliated deferred licensing revenue. We expect gross profit to increase in 2005 as compared to 2004 as we expect total revenue to increase.

     Operating Expenses

          Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses decreased 15% to $3.8 million in the three months ended March 31, 2005 as compared to $4.4 million in the corresponding period in 2004. Factors in the decrease include the heavier marketing spending related to the launch of our new hematology instrument in the first quarter of 2004 as well as lower amortization of demonstration instruments used by our sales force in the first quarter of 2005.

           Research and development expenses declined 28% to $1.2 million for the three months ended March 31, 2005 from $1.7 million during the corresponding period in 2004. This decline was primarily due to lower compensation and benefits costs, lower cost of clinical trials and lower expenses related to our new hematology instrument launch in January 2004.

          General and administrative expenses were $2.0 million in the three months ended March 31, 2005, down slightly from the prior year period.

           In 2005, we expect total operating expenses to decrease as compared to 2004.

     Interest and Other (Income) Expense, Net

          Other expense increased to $205,000 for the three months ended March 31, 2005 as compared to other income of $63,000 during the corresponding period in 2004. The increase in net other expense were due to higher interest expense in 2005 as we utilized more of our revolving line of credit, incurred higher interest rates on our borrowings and the receipt of certain prior years’ tax credits in 2004 which did not occur in 2005. We expect this line item to be a net expense for 2005 and to primarily consist of net interest expense. We expect net interest expense to increase in 2005 as compared to 2004 as we use our revolving credit facility more extensively and have higher interest rates on our outstanding loans due to the increase in interest rates resulting from our most recent modification to our credit facility agreement.

     Net Loss

          Our net loss decreased to $1.3 million in the three months ended March 31, 2005 compared to $2.0 million during the corresponding period in 2004. The improvement in 2005 from 2004 was the result of lower operating expenses, somewhat offset by lower gross margin. In 2005, we expect increased revenue and lower expenses to contribute to a lower net loss as compared to 2004.

     Liquidity and Capital Resources

          We have incurred negative cash flow from operations since our inception in 1988. For the three months ended March 31, 2005, we had a net loss of $1.3 million. During the three months ended March 31, 2005, our operations provided cash of $324,000. At March 31, 2005, we had $4.7 million of cash and cash equivalents, $1.8 million of working capital, $10.6 million of outstanding borrowings under our revolving line of credit agreement and we had fully utilized the available borrowing capacity based upon eligible accounts receivable and eligible inventory under the credit facility agreement. Our working capital has decreased from $5.2 million at December 31, 2004, to $1.8 million at March 31, 2005, primarily due to the classification of all our long-term debt obligations as current at March 31, 2005 because our projections indicate it is not probable we will meet our current Wells Fargo financial covenants through the next 12 months and decreases in accounts receivable and inventories and increased accounts payable and borrowings under our revolving line of credit.

          At March 31, 2005, we had outstanding obligations for long-term debt and capital leases totaling $1.7 million primarily related to a term loan with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. The term loan is secured by real estate and had an outstanding balance at March 31, 2005 of $1.1 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834,000 due on May 31, 2006. On March 31, 2005, the term loan had a stated interest rate of prime plus 2.75%. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500,000 payable in 2006. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at March 31, 2005 of $86,000, due in monthly installments through June 2006. The promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of OVP’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled $32,000 at March 31, 2005. At March 31, 2005, all of our obligations for long-term debt are classified as current. The terms of our debt agreement includes provisions where non-compliance with certain covenants could, in specified circumstances, result in acceleration of the repayment of these borrowings. Our latest projections for the next 12 months indicate that it is not probable we will be able to achieve all of our existing covenants. We have begun negotiations with Wells Fargo regarding an amendment to our existing agreement, which would include a modification of the covenants, although there can be no guarantee that we will be successful in obtaining such an amendment. As a result, approximately $1.7 million has been reflected as current portion of long-term debt in the March 31, 2005 balance sheet.

          At March 31, 2005, we also had a $12.0 million asset-based revolving line of credit with Wells Fargo which expires on May 31, 2006. At March 31, 2005, $10.6 million was outstanding under this line of credit. On May 10, 2005 we signed an amended agreement under which Wells Fargo waived certain historical events of non-compliance, including with a covenant as of March 31, 2005. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2005, interest was charged at a stated rate of prime plus 2.75% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We have begun discussions with Wells Fargo and other financial institutions regarding an amended or a new credit facility agreement, which would involve increased borrowings against certain of the Company’s fixed assets. We anticipate that any future covenants negotiated in an amended or a new credit facility agreement will result in our expectation of compliance, as has been the case with Wells Fargo in the past, although there can be no assurance thereof. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed above, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. At March 31, 2005, we had fully utilized the available borrowing capacity based upon eligible accounts receivable and eligible inventory under the credit facility agreement.

          Net cash provided by operating activities was $324,000 for the three months ended March 31, 2005 as compared to using cash of $1.7 million during the corresponding period in 2004. The decrease in cash used by operations for the three months ended March 31, 2005 as compared to the same period of 2004 is due to an increase of $696,000 in accounts payable in 2005 compared to a decrease of $370,000 in 2004, an increase in depreciation and amortization of approximately $96,000, a larger decrease in accounts receivable of approximately $233,000 year over year and a decrease in inventories in 2005 as compared to an increase in 2004. Offsetting these increases in cash from operations, deferred revenue and other long-term liabilities decreased by $523,000 more in 2005 than 2004 due primarily to fewer fees being received in the first quarter of 2005. Our cash from operations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

          Net cash flows from investing activities used cash of $726,000 in the three months ended March 31, 2005, compared to using $177,000 during the corresponding period in 2004, with the change due primarily to increased capital expenditures in 2005 compared to 2004 and proceeds from the licensing of technology and product rights totaling $400,000 in 2004 with no corresponding proceeds in 2005.

          Net cash flows from financing activities provided cash of $210,000 during the three months ended March 31, 2005 as compared to providing $2.2 million during the corresponding period in 2004. In both 2005 and 2004, the cash was provided primarily from net borrowings under our revolving credit facility.

          At March 31, 2005, we had total deferred revenue and other long-term liabilities, net of current portion, of approximately $11.0 million. Included in this total is approximately $10.9 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the three months ended March 31, 2005 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. The remaining approximately $148,000 is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992.

          Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued research and development efforts, our sales, marketing and administrative activities, working capital associated with increased product sales and capital expenditures relating to developing and expanding our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as third parties who market, sell and distribute our products, are successful, the outcome of our discussion with Wells Fargo and other financial institutions regarding an amended or new credit facility agreement, the extent to which currently planned products and/or technologies under research or development are successfully developed and the extent of the market acceptance of new products, the timing of regulatory actions regarding our products, the costs and timing of expansion of sales, marketing and manufacturing activities, if any, the cost, timing and business management of current and potential acquisitions, if any, and contingent liabilities associated with such acquisitions, the procurement and enforcement of patents important to our business and the results of competition.

           If Wells Fargo were to reset all our covenants based on our current financial plan for 2005 and future forecasts we believe our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit would be sufficient to fund our operations through 2005 and into 2006, although the margin for variation from our current financial plan is significantly less than management is comfortable with. Accordingly, we have decided to raise additional capital. We have begun discussions with Wells Fargo and other financial institutions regarding an amended or new credit facility including an increase in term loans on assets with historical appraised values significantly in excess of current affiliated debt, which would provide us with additional liquidity if successful. However, these discussions may not be successful and/or our actual results may differ from our current financial plan and future forecasts, which may require us to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) sale of assets, products or marketing rights; and (3) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and the then available borrowings for a limited time. See “Factors that May Affect Results.”

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

     Recent Accounting Pronouncements

          Recent accounting pronouncements that are relevant to us include Statement of Financial Accounting Standards (“SFAS”) No. 123R and SFAS No. 151.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

          Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R. Under the SEC’s new rule, companies in our position may implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005. We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we currently intend to adopt this standard on January 1, 2006 - the first day of our next fiscal year. We intend to adopt SFAS No. 123R under the modified prospective method of adoption at that time. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans under APB No. 25 and will continue to do so through the completion of our current fiscal year ending December 31, 2005. When we adopt SFAS No. 123R effective January 1, 2006, we will be required to recognize compensation expense using the fair value-based model for options that vest after December 31, 2005, including those that were granted prior to the effective date of SFAS No. 123R. This will result in recording compensation expense for periods after December 31, 2005. Historically, under APB No. 25, we recorded minimal amounts of stock-based compensation, and none related to grants of options. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which currently consists solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock

Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options will be reported in the footnotes to our first quarter 2005 financial statements. This action effected approximately 750,000 options, approximately 55,000 of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 750,000 options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $275,000 on a pro forma basis for the nine months ending December 31, 2005. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. Had the December action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $870,000 on a pro forma basis for the year ending December 31, 2005. We also have an employee stock purchase plan under which we will recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

           There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated based on our historical time from grant to exercise experience for all employees in 2005 and a software program to which an input was our current employee exercise experience in 2004; we treated all employees in one grouping in both years. Our expected volatility input was estimated based on our historical stock price volatility in 2005 and a combination of our historical price volatility and a peer group volatility in 2004. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both 2005 and 2004. Our expected dividends input was zero in both 2005 and 2004. Different assumptions could materially impact the resulting option value calculated. In the first quarter of 2005, we reported pro forma employee stock option compensation of approximately $1.685 million on approximately 3.0 million stock options. The underlying assumptions of these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.3 years, expected volatility of 95%, risk-free interest rate of 3.8% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.90 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate change, in dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is approximately 3.0 million “at-the-money” options with a fair market stock value of $0.90 per share, and if the Benchmark Tranche is valued using an expected term of 3.3 years, expected volatility of 95%, a risk-free interest rate of 3.8% and expected dividends of zero, we obtain a fair value of approximately $1.685 million - the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.3 years and an expected volatility of 60% instead of 95.0%, we obtain a value of approximately $1.443 million, or a decrease of approximately $242,000 as compared to the Benchmark Value. All amounts in the table below are in thousands of dollars.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	1,475	1,324	1,171	1,023	875	733	594	464	337	216
	2	1,360	1,153	946	748	556	375	204	47	(95)	(225)
Time to	3	1,259	1,017	774	544	328	127	(53)	(216)	(355)	(476)
Expiration	4	1,168	902	633	381	148	(59)	(242)	(396)	(526)	(633)
(in years)	5	1,085	798	511	242	3	(207)	(384)	(529)	(644)	(736)
	6	1,005	704	402	124	(118)	(325)	(494)	(627)	(730)	(804)
	7	931	618	304	24	(222)	(420)	(579)	(701)	(789)	(851)
	8	860	538	219	(68)	(307)	(503)	(650)	(757)	(834)	(884)
	9	792	464	139	(148)	(384)	(568)	(704)	(801)	(866)	(908)
	10	727	396	68	(219)	(449)	(624)	(751)	(834)	(890)	(922)

          The current period pro forma compensation expense of approximately $1.685 million may not be indicative of the future impact of SFAS No. 123R. We currently have approximately $85,000 of compensation cost underlying employee stock options granted that has not yet been recognized, approximately $80,000 of which is to be recognized in 2006 assuming all options vest according to the vesting schedules currently in place. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

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

           If Wells Fargo were to reset all our covenants based on our current financial projections for 2005 and future forecasts we believe our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit should be sufficient to fund our operations through 2005 and into 2006, although the margin for variation from our current plan is significantly less than management is comfortable with. Accordingly, we have decided to raise additional capital. We have begun discussions with Wells Fargo and other financial institutions regarding an amended or new credit facility including an increase in term loans on assets with historical appraised values significantly in excess of current affiliated debt, which would provide us with additional liquidity if successful. However, these discussions may not be successful and our actual results may differ from our current financial plan for 2005, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1)  sale of equity or debt securities; (2)  sale of assets, products or marketing rights; and (3)  licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings for a limited time.

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

          Under our credit facility agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under that agreement. The borrowings under this credit facility are essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million in 2005. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We do not believe we will be able to meet all of the current Wells Fargo covenants in the future. We have begun discussions with Wells Fargo regarding an amended credit facility agreement, which would include renegotiated covenants. Wells Fargo has granted us several historical waivers of non-compliance to these covenants, the most recent of which was on May 10, 2005. However, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future.

          Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts, including amounts currently classified as long-term and loans with our other lenders, to become immediately due and payable or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit agreement to fund our operations through May 2006. We have begun discussions with other financial institutions regarding a new credit facility to replace our agreement with Wells Fargo, if necessary, although there can be no assurance these discussions will be successful. If we are unable to borrow funds under our agreement with Wells Fargo or a new financial institution, we will need to raise additional capital from other sources to fund our cash needs and continue our operations, which capital may not be available on acceptable terms, or at all.

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

          We have high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed and our current financial plan for 2005 contains very little margin for error versus our current capital position.

           Our common stock is listed on the Nasdaq SmallCap Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

          Our common stock is listed on the Nasdaq SmallCap Market. We have received a communication from Nasdaq advising us that we have been afforded a “grace period” ending on November 1, 2005 to regain compliance with the $1.00 minimum bid requirement which would require us to have a minimum bid price of $1.00 or more for 10 consecutive business days. We cannot assure you that we will be able to obtain the aforementioned minimum bid price requirement or maintain our listing on the Nasdaq stock market, which includes additional quantitative and qualitative requirements in addition to a $1.00 minimum bid price such as market value of listed securities. In addition, the Nasdaq staff retains significant discretion in matters related to listing. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

          We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 13 independent third-party distributors who carry our full line of companion animal products, approximately 11 independent third-party distributors who carry portions of our companion animal product line and through a direct sales force of approximately 43 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX Laboratories, Inc. (“IDEXX”), one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

          We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing, sales and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

           We anticipate future losses and may not be able to achieve sustained profitability.

          We have incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2005, we had an accumulated deficit of $211.4 million. Notwithstanding a profitable quarter in 2002 and 2003, we have never achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

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

          We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as other manufacturers for other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (acquired in 2004 by Abbott Laboratories), Arkray, Inc., Boule Diagnostics International AB and Quidel. We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2005 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which could be significant if we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	High switching costs. If we need to change to other commercial manufacturing contractors for certain of our products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. In addition, in certain lines of instruments, we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.

•	The involuntary or voluntary discontinuation of a product line. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create an increased drain on our financial resources and liquidity.

•	Loss of exclusivity. Our agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key windows of opportunity.

•	Limited intellectual property rights. We may not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

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

          Revenue from one contract with AgriLabs comprised approximately 17% and 15% of consolidated revenue in 2002 and 2003, respectively. Revenue from this customer represented less than 10% of our consolidated revenue for the year ended December 31, 2004 and for the three months ended March 31, 2004 and 2005, respectively. While we do not have any other customers who have represented more than 10% of revenues over the last three years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. As an example, in late 2004 one of our largest distributors who has historically carried our full product line informed us they were being acquired by a distributor who does not carry our full product line. We believe purchases from the acquired distributor will be significantly lower in 2005 than in 2004, which we are unlikely to completely recover through direct sales and sales through other distributors.

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

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.56 to a high of $1.86. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

     Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2005, approximately $12.0 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 8.19%. We also had approximately $4.7 million of cash and cash equivalents at March 31, 2005, the majority of which was invested in liquid interest bearing accounts. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $73,000 based on our outstanding balances as of March 31, 2005.

     Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2005.

          We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $1.2 million.

Item 4.

CONTROLS AND PROCEDURES

     (a)   Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are adequate to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b)   Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          If, as of June 30, 2005, we meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2005. If, however, we are not deemed an “accelerated filer” at that time, we will not have to include such assessment and attestation until our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

                 From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2005, we were not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

Item 2.   Changes in Securities and Use of Proceeds

                 None.

Item 3.   Defaults upon Senior Securities

                 None.

Item 4.   Submission of Matters to a Vote of Security Holders

                 None.

Item 5.   Other Information

                 None.

Item 6.    Exhibits

                (a)   Exhibits

Number	Notes	Description
10.1	H	Eighth Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated March 22, 2005.
10.2	H	Distribution Agreement between Registrant and Arkray Global Business, Inc., dated November 1, 2004.
31.1		Certification Under Section 302 of Sarbanes-Oxley Act.
31.2		Certification Under Section 302 of Sarbanes-Oxley Act.
32.1		Certification Under Section 906 of Sarbanes-Oxley Act.

                Notes
                H  Confidential treatment has been requested with respect to certain portions of this agreement.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: May 16, 2005	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: May 16, 2005	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)