Form 10-Q
period 2005-06-30
HESKA CORP
filed 2005-08-15
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-22427

HESKA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3760 Rocky Mountain Avenue
Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)

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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 12, 2005 was 49,813,912

HESKA CORPORATION

FORM 10-Q

QUARTERLY REPORT

           i-STAT is a registered trademark of i-STAT Corporation. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States. HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, IMMUCHECK, SOLO STEP, VET/E-SIG AND VET/OX are registered trademarks and CBC-DIFF, ERD, FELINE ULTRANASAL, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2004	June 30, 2005

Current assets:
Cash and cash equivalents	$4,982	$4,637
Accounts receivable, net of allowance for doubtful accounts of $95 and $106, respectively	10,634	8,259
Inventories, net	11,726	11,219
Other current assets	1,100	672

Total current assets	28,442	24,787
Property and equipment, net	7,925	8,098
Intangible assets, net	1,499	1,482
Goodwill	643	643
Other assets	215	237

Total assets	$38,724	$35,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,697	$7,858
Accrued liabilities	3,187	2,223
Current portion of deferred revenue	2,708	2,531
Line of credit	10,375	9,872
Current portion of long-term debt	302	1,586

Total current liabilities	23,269	24,070
Long-term debt, net of current portion	1,466	23
Deferred revenue, net of current portion, and other	11,410	10,616

Total liabilities	36,145	34,709

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 49,338,636 and 49,813,912 shares issued and outstanding, respectively	49	50
Additional paid-in capital	212,533	212,854
Deferred compensation	(67)	(25)
Accumulated other comprehensive income (loss)	170	(161)
Accumulated deficit	(210,106)	(212,180)

Total stockholders’equity	2,579	538

Total liabilities and stockholders’ equity	$38,724	$35,247

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Revenue, net:
Product revenue, net:
Core companion animal health	$13,308	$13,324	$27,422	$26,180
Other vaccines, pharmaceuticals and products	4,123	2,847	6,428	6,827

Total product revenue, net	17,431	16,171	33,850	33,007
Research, development and other	365	394	687	712

Total revenue	17,796	16,565	34,537	33,719

Cost of revenue:
Cost of products sold	11,515	10,752	21,976	21,809
Cost of research, development and other	94	288	229	467

Total cost of revenue	11,609	11,040	22,205	22,276

Gross profit	6,187	5,525	12,332	11,443

Operating expenses:
Selling and marketing	3,792	3,428	8,240	7,227
Research and development	1,571	950	3,284	2,177
General and administrative	2,029	1,854	4,070	3,849

Total operating expenses	7,392	6,232	15,594	13,253

Loss from operations	(1,205)	(707)	(3,262)	(1,810)
Interest and other expense, net	183	60	120	265

Net loss	$(1,388)	$(767)	$(3,382)	$(2,075)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Shares used to compute basic and diluted net loss per share	48,996	49,521	48,950	49,448

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(3,382)	$(2,075)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	703	882
Amortization of intangible assets	69	77
Stock based compensation	46	39
(Gain) loss on disposal of assets	(11)	17
Unrealized (gain) on sale on foreign currency translation	--	(122)
Changes in operating assets and liabilities:
Accounts receivable	3,077	2,375
Inventories	49	507
Other current assets	(47)	428
Accounts payable	794	1,161
Accrued liabilities	(591)	(964)
Deferred revenue and other long-term liabilities	(440)	(984)
Other	(4)	(8)

Net cash provided by (used in) operating activities	263	1,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	400	--
Purchase of property and equipment	(700)	(1,078)
Capitalized patent costs	(374)	(60)

Net cash provided by (used in) investing activities	(674)	(1,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	135	322
Proceeds from line of credit borrowings, net	1,419	(503)
Repayments of debt and capital lease obligations	(506)	(159)

Net cash provided by (used in) financing activities	1,048	(340)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20)	(200)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	617	(345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	4,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,494	$4,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$272	$382

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

          Heska is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

          The Company has incurred annual net losses since its inception and anticipates that it will continue to incur net losses in the near term. Cumulative net losses from inception of the Company in 1988 through June 30, 2005, have totaled $212.2 million. During the six months ended June 30, 2005, the Company incurred a loss of approximately $2.1 million and operations provided cash of approximately $1.3 million.

          The Company’s primary short-term needs for capital are based on its continuing sales and marketing, general and administrative and research and development activities, working capital associated with expected increased product sales and capital expenditures relating to maintaining and developing its manufacturing operations. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products, commercialize products that are currently under development and develop new products. There can be no guarantee that the Company will attain quarterly, annual, or sustained profitability in the future.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for three months and six months ended June 30, 2004 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company’s obligations are fulfilled under agreements to license product rights and/or technology rights, in determining the need for a valuation allowance on certain deferred tax assets and in evaluating long-lived assets for impairment.

Reclassifications

          Certain prior year numbers have been reclassified to be consistent with the current year presentation. These reclassifications include certain amortized fees totaling approximately $65 thousand and $33 thousand for the six and three months ending June 30, 2004, respectively, previously reflected as Research, Development and Other Revenue which are now included in Product Revenue and certain costs previously reflected as Research and Development Expenses totaling approximately $229 thousand and $94 thousand for the six and three months ended June 30, 2004, respectively, which are now included in Cost of Research, Development and Other Revenue.

Basic and Diluted Net Loss Per Share

          Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company’s net losses for all periods presented, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented. At June 30, 2004 and 2005, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 9,967,688 and 11,299,168 shares, respectively, of the Company’s common stock.

Stock Based Compensation

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. The Company intends to adopt this standard when required. On April 14, 2005, the SEC deferred the date of required adoption for SFAS No. 123R for companies in Heska’s position to fiscal years beginning after June 15, 2005. The Company originally intended to adopt SFAS No. 123R beginning on July 1, 2005, but based on the SEC’s action on April 14, 2005 currently intends to adopt this standard on January 1, 2006. The Company intends to adopt SFAS No. 123R under the modified prospective method of adoption. At June 30, 2005, the Company had two stock-based compensation plans. The Company recorded compensation expense related to the Company’s restricted stock of $46 thousand and $39 thousand for the six months ended June 30, 2004 and 2005, respectively and $23 thousand and $19 thousand for the three months ended June 30, 2004 and 2005, respectively.

          Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2004 and 2005 would approximate the pro forma amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss as reported	$(1,388)	$(767)	$(3,382)	$(2,075)
Stock-based employee compensation expense included in the determination of net loss, as reported	23	19	46	39
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(515)	(243)	(984)	(1,927)

Net loss, pro forma	$(1,880)	$(991)	$(4,320)	$(3,963)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Basic and diluted - pro forma	$(0.04)	$(0.02)	$(0.09)	$(0.08)

          On February 24, 2005, the Company’s Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of the Company’s internal budget before any bonus payments are made, and authorized the Company’s Stock Option Committee, which currently consists solely of the Company’s Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” through June 30, 2005 at its discretion. On March 30, 2005, the Company’s Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by the Company’s Directors and Executive Officers. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in the first quarter of 2005 and included in the table above. In addition, options for approximately 2.5 million shares and approximately 360 thousand shares were issued and immediately vested during the six months ending June 30, 2005 and three months ending June 30, 2005, respectively.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and six months ended June 30, 2004 and 2005. The estimated total fair value of the options granted during the three months and six months ended June 30, 2004 was approximately $1.3 million and $2.8 million, respectively. The estimated total fair value of the options granted during the three months and six months ended June 30, 2005 was approximately $160 thousand and $1.2 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Risk-free interest rate	3.86%	3.74%	3.65%	4.02%
Expected lives	4.6 years	2.8 years	4.6 years	2.9 years
Expected volatility	75%	86%	76%	86%
Expected dividend yield	0%	0%	0%	0%

          A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Six Months Ended June 30,
	2004		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	7,954,648	$1.5163	9,350,959	$1.4509
Granted at market	2,575,830	$1.8890	2,464,517	$0.8748
Granted above market	418	$2.6300	--	$--
Cancelled	(792,963)	$3.8742	(198,117)	$1.8002
Exercised	(386,974)	$0.7476	(318,191)	$0.6236

Outstanding at end of period	9,350,959	$1.4509	11,299,168	$1.3424

Exercisable at end of period	7,939,567	$1.5532	10,903,713	$1.3668

           The following table summarizes information about stock options outstanding and exercisable at June 30, 2005.

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2005	Weighted Average Exercise Price

$0.34 - $0.80	2,071,619	7.53	$0.6292	1,676,164	$0.6191
$0.81 - $0.88	2,133,308	9.63	$0.8772	2,133,308	$0.8772
$0.92 - $1.20	2,543,244	6.47	$1.0567	2,543,244	$1.0567
$1.21 - $1.69	2,275,468	7.51	$1.4109	2,275,468	$1.4109
$1.75 - $13.75	2,275,529	7.04	$2.6788	2,275,529	$2.6788

$0.34 - $13.75	11,299,168	7.58	$1.3424	10,903,713	$1.3668

3.  RESTRUCTURING AND OTHER OPERATING EXPENSES

          At June 30, 2005, the Company had no remaining accrued restructuring expenses.

          Shown below is a rollforward of accrued restructuring costs for the six months ended June 30, 2004 (in thousands):

	Balance at December 31, 2003	Payments for the Six Months Ended June 30, 2004	Balance at June 30, 2004

Leased facility closure costs	$51	$(18)	$33
Products and other	70	--	70

Total	$121	$(18)	$103

4.        SEGMENT REPORTING

          The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. Core Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in OVP’s assets are transferred at cost and are not recorded as revenue for OVP. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals, horses and fish. All OVP products are currently sold by third parties under third party labels.

          Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology and royalties. These revenues are attributed as appropriate between CCA and OVP.

          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Total Core Companion Animal Health	Total Other Vaccines, Pharmaceuticals and Products	Total

Three Months Ended June 30, 2004:
Total revenue	$13,660	$4,136	$17,796
Operating income (loss)	(1,540)	335	(1,205)
Total assets	20,777	15,972	36,749
Capital expenditures	450	115	565
Depreciation and amortization	96	232	328
Three Months Ended June 30, 2005:
Total revenue	$13,628	$2,937	$16,565
Operating income (loss)	(756)	49	(707)
Total assets	20,517	14,730	35,247
Capital expenditures	326	86	412
Depreciation and amortization	181	230	411

	Total Core Companion Animal Health	Total Other Vaccines, Pharmaceuticals and Products	Total

Six Months Ended June 30, 2004:
Total revenue	$28,084	$6,453	$34,537
Operating income (loss)	(3,526)	264	(3,262)
Total assets	20,777	15,972	36,749
Capital expenditures	564	136	700
Depreciation and amortization	224	479	703
Six Months Ended June 30, 2005:
Total revenue	$26,760	$6,959	$33,719
Operating income (loss)	(2,368)	558	(1,810)
Total assets	20,517	14,730	35,247
Capital expenditures	658	420	1,078
Depreciation and amortization	364	518	882

5.        COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive loss for the three months ended June 30, 2004 and 2005 was $1.360 million and $1.035 million, respectively. Total comprehensive loss for the six months ended June 30, 2004 and 2005 was $3.395 million and $2.406 million, respectively.

6.        SUBSEQUENT EVENT

          In July 2005, the Company entered into an amended credit and security agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The amended agreement provided the Company with $2.5 million in incremental capital, supported by two equipment notes – a $2.0 million note secured by the Company’s equipment in Des Moines, Iowa and a $500,000 note secured by the Company’s equipment in Loveland, Colorado. In addition, the maturity date of the credit and security agreement was extended from May 31, 2006 to June 30, 2009. The Company's ongoing liquidity is dependent upon the availability of the revolving line of credit. This amended credit and security agreement contains financial and other covenants with which the Company must maintain compliance in order to have access to the revolving line of credit.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue, gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and capital needs, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those anticipated herein. The forward-looking statements set forth in this Form 10-Q are as of August 15, 2005, and we undertake no duty, and specifically disclaim any obligation, to update this information.

     Overview

          We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% and 79% of our product revenue for 2004 and the six months ended June 30, 2005, respectively, and Other Vaccines, Pharmaceuticals and Products, which represented 19% and 21% of our product revenue for 2004 and the six months ended June 30, 2005, respectively.

          The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

          Diagnostic and monitoring instruments and supplies represented approximately 47% and 45% of our product revenue for 2004 and the six months ended June 30, 2005. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

          Single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals represented approximately 34% of our product revenue for both 2004 and the six months ended June 30, 2005, respectively, with the majority of revenue coming from diagnostic and other tests. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

          While we have decreased our operating expenses recently and anticipate we will have lower operating expenses in 2005 than we did in 2004, we expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. While product revenue in this segment declined by 5% for the six months ended June 30, 2005 as compared to the prior year period, its level in the three months ended June 30, 2005 exceeded the prior year period's and we anticipate Core Companion Animal Health revenue will increase for 2005 as a whole when compared to 2004. Product revenue in our Core Companion Animal Health segment grew 11% in 2004 as compared to 2003 and has grown at a compounded annual growth rate of over 20% since 1998, our first full year as a public company.

          The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168 thousand square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are handled there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for OVP. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

          OVP includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

          We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP’s revenue. Subject to certain purchase minimums, under our long-term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. OVP also produces vaccines and pharmaceuticals for other third parties.

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

                 Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) a deterioration in the client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for credit risk in its accounts receivable which is not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

                 Capitalized Patent Costs

The Company defers and capitalizes certain costs, including payments to third-party law firms for patent prosecution, related to the technology or patents underlying a variety of long-term licensing arrangements. No internal costs are capitalized. These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $374 thousand and $60 thousand for the six months ended June 30, 2004 and 2005, respectively and amortized approximately $69 thousand and $74 thousand for the same periods, respectively. The Company capitalized approximately $239 thousand and $0 for the three months ended June 30, 2004 and 2005, respectively and amortized approximately $37 thousand for both of the three month periods.

     Results of Operations

     Revenue

          Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue decreased 2% to $33.7 million for the six months ended June 30, 2005 as compared to $34.5 million for the corresponding period in 2004. Product revenue decreased 2% to $33.0 million for the six months ended June 30, 2005 as compared to $33.9 million for the corresponding period in 2004. Total revenue decreased 7% to $16.6 million for the three months ended June 30, 2005 as compared to $17.8 million for the corresponding period in 2004. Product revenue decreased 7% to $16.2 million for the three months ended June 30, 2005 as compared to $17.4 million for the corresponding period in 2004.

          Product revenue from our Core Companion Animal Health segment decreased 5% to $26.2 million for the six months ended June 30, 2005 as compared to $27.4 million for the corresponding period in 2004. Key factors in the decrease were lower sales of our hematology instruments, largely due to an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer in the first half of 2004 which was not repeated in the first half of 2005, and lower sales of our heartworm diagnostic tests, somewhat offset by increased sales of our instrument consumables and our microalbumin laboratory packs, the latter of which we began to sell in 2005. Product revenue from our Core Companion Animal Health segment was $13.3 million for the three months ended June 30, 2005, a slight increase as compared to the corresponding period in 2004. Key factors in the increase were increased sales of our instrument consumables, our heartworm preventive and our microalbumin laboratory packs, the latter of which we began to sell in 2005, somewhat offset by lower sales of our hematology instruments, largely due to an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer in the first half of 2004 which was not repeated in the first half of 2005, and lower sales of our heartworm diagnostic tests.

          Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) increased by 6% to $6.8 million for the six months ended June 30, 2005 as compared to $6.4 million for the corresponding period in 2004. The increase in product revenue was primarily due to greater sales of bovine vaccines under our contract with AgriLabs, somewhat offset by decreased sales of small mammal vaccines. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) decreased by 31% to $2.8 million for the three months ended June 30, 2005 as compared to $4.1 million for the corresponding period in 2004. The decrease in product revenue was due to lower sales of small mammal vaccines, bulk bovine biologicals and small mammal pharmaceuticals, somewhat offset by increased sales of bovine vaccines under our contract with AgriLabs.

          Revenue from research, development and other increased 4% to $712 thousand for the six months ended June 30, 2005 from $687 thousand for the corresponding period in 2004. Revenue from research, development and other increased 8% to $394 thousand for the three months ended June 30, 2005 from $365 thousand for the corresponding period in 2004. Both increases were primarily due to increased research and development activity for which we recognized revenue under an agreement with AgriLabs.

          For 2005, we expect to grow our Core Companion Animal Health segment product revenue as compared to 2004. We anticipate OVP product revenue to increase slightly as compared to 2004. We expect research, development and other revenue to decline slightly in 2005 as compared to 2004.

     Cost of Revenue

          Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $22.3 million for the first six months of 2005, a slight increase as compared to $22.2 million for the corresponding period in 2004. Gross profit decreased 7% to $11.4 million for the six months ended June 30, 2005 as compared to $12.3 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, declined to 33.9% for the six months ended June 30, 2005 as compared to 35.7% in the corresponding period in 2004. Cost of revenue totaled $11.0 million for the three months ended June 30, 2005, a 5% decrease as compared to $11.6 million for the corresponding period in 2004. Gross profit decreased 11% to $5.5 million for the three months ended June 30, 2005 as compared to $6.2 million in the prior year corresponding period. Gross Margin declined to 33.4% for the three months ended June 30, 2005 as compared to 34.8% in the corresponding period in 2004.

          Cost of products sold decreased 1% to $21.8 million in the six months ended June 30, 2005 from $22.0 million in the prior year period. Gross profit on product revenue decreased 6% to $11.2 million for the six months ended June 30, 2005 from $11.9 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, declined to 33.9% in the six months ended June 30, 2005 as compared to 35.1% in the corresponding period in 2004. Certain supplier price increases were a key factor in the decline. Cost of products sold decreased 7% to $10.8 million in the three months ended June 30, 2005 as compared to $11.5 million in the prior year period. Gross profit on product revenue decreased 8% to $5.4 million for the three months ended June 30, 2005 from $5.9 million in the prior year period. Product Gross Margin declined to 33.5% in the three months ended June 30, 2005 as compared to 33.9% in the corresponding period in 2004. Key factors in the decline were certain supplier price increases and lower gross margins on our heartworm diagnostic tests, somewhat offset by increased gross margins due to product mix.

          Cost of research, development and other revenue increased 104% to $467 thousand in the six months ended June 30, 2005 as compared to $229 thousand in the prior year period. Gross profit on research, development and other revenue decreased 46% to $245 thousand for the six months ended June 30, 2005 from $458 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, declined to 34.4% for the six months ended June 30, 2005 as compared to 66.7% in the prior year period. The primary reason for the decrease is a greater proportion of technology or patent-related costs being expensed as incurred as these costs are in excess of the amount of remaining affiliated deferred licensing revenue in the six months ended June 30, 2005 as compared to the prior year period. Cost of research, development and other revenue increased 206% to $288 thousand in the three months ended June 30, 2005 as compared to $94 thousand in the prior year period. Gross profit on research, development and other revenue decreased 61% to $106 thousand for the three months ended June 30, 2005 from $271 thousand in the prior year period. Other Gross Margin declined to 26.9% for the three months ended June 30, 2005 as compared to 74.2% in the prior year period. The primary reason for the decrease is a greater proportion of technology or patent-related costs being expensed as incurred as these costs are in excess of the amount of remaining affiliated deferred licensing revenue in the three months ended June 30, 2005 as compared to the prior year corresponding period.

          We expect Product Gross Margins to increase in the second half of 2005 as compared to the first six months of the year and to be in the same range for the full year 2005 that it was in full year 2004. We expect

Other Gross Margin to decrease for full year 2005 as compared to full year 2004 as we expect a greater proportion of technology or patent-related costs will be expensed as incurred because the costs are in excess of remaining affiliated deferred licensing revenue.

     Operating Expenses

          Total operating expenses decreased 15% to $13.3 million in the six months ended June 30, 2005 as compared to $15.6 million in the prior year period. Total operating expenses decreased 16% to $6.2 million in the three months ended June 30, 2005 as compared to $7.4 million in the prior year period.

          Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses decreased 12% to $7.2 million in the six months ended June 30, 2005 as compared to $8.2 million in the corresponding period in 2004. The decrease was primarily due to heavier marketing spending related to the launch of our new hematology instrument in the six months ended June 30, 2004. Selling and marketing expenses decreased 10% to $3.4 million in the three months ended June 30, 2005 as compared to $3.8 million in the corresponding period in 2004. The decrease was primarily due to heavier marketing spending related to the launch of our new hematology instrument and higher spending on outside consulting services in the three months ended June 30, 2004.

          Research and development expenses declined 34% to $2.2 million for the six months ended June 30, 2005 from $3.3 million during the corresponding period in 2004. Research and development expenses declined 40% to $950 thousand for the three months ended June 30, 2005 from $1.6 million during the corresponding period in 2004. These declines were primarily due to lower costs on clinical trials and lower compensation and benefits costs primarily due to reductions in headcount.

          General and administrative expenses were $3.8 million in the six months ended June 30, 2005, down 5% from $4.1 million in the prior year period. Key factors in the decrease include lower consulting and legal expenses, somewhat offset by increased rent expense. General and administrative expenses were $1.9 million in the three months ended June 30, 2005, down 9% from $2.0 million in the prior year period. The decrease was due primarily to lower consulting expenses, somewhat offset by increased rent expense.

          In 2005, we expect total operating expenses to decrease as compared to 2004.

     Interest and Other Expense, Net

          Interest and other expense increased $145 thousand to $265 thousand for the six months ended June 30, 2005 as compared to interest and other expense of $120 thousand during the corresponding period in 2004. The increase in interest and other expense was due to higher interest expense in 2005 as we utilized more of our revolving line of credit, incurred higher interest rates on our borrowings as well as the receipt of certain prior years’ tax credits in 2004 which did not occur in 2005. These increases in interest expense were partially offset by gains on foreign currency translation of approximately $122 thousand for the three months ended June 30, 2005. This foreign currency translation gain resulted from transactions in the first six months of 2005 whereby funds were transferred from the Company’s Swiss subsidiary to the United States, via an intercompany receivable/payable. Because this intercompany loan is to be repaid in the foreseeable future, changes in the amount receivable by the Swiss subsidiary resulting from changes in foreign currency exchange rates must be recorded through earnings or loss. For the six months ended June 30, 2005, the impact of the foreign currency exchange rate changes resulted in a gain. It is reasonably possible that future changes could result in a loss which would also be reflected in earnings or loss. Interest and other expense decreased to $60 thousand for the three months ended June 30, 2005 as compared to $183 thousand during the corresponding period in 2004 due to the gain on foreign currency translation discussed above. We expect this line item to be a net expense for 2005 and to primarily consist of net interest expense. We expect this line item to increase in 2005 as compared to 2004 as we use our revolving credit facility more extensively and have higher interest rates on our outstanding loans due to the increase in interest rates resulting from modifications to our credit facility agreement.

     Net Loss

          Our net loss decreased 39% to $2.1 million in the six months ended June 30, 2005 compared to $3.4 million during the corresponding period in 2004. Our net loss decreased 45% to $767 thousand for the three months ended June 30, 2005 compared to $1.4 million during the corresponding period in 2004. The improvement in 2005 from 2004 was the result of lower operating expenses, somewhat offset by lower gross profit. In 2005, we expect increased revenue and lower operating expenses to contribute to a lower net loss for the full year as compared to 2004.

     Liquidity and Capital Resources

          We have incurred net negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2005, we had a net loss of $2.1 million. During the six months ended June 30, 2005, our operations provided cash of $1.3 million. At June 30, 2005, we had $4.6 million of cash and cash equivalents, $717 thousand of working capital, $9.9 million of outstanding borrowings under our revolving line of credit agreement and we had fully utilized the available borrowing capacity based upon eligible accounts receivable and eligible inventory under the credit facility agreement. Our working capital has decreased from $5.2 million at December 31, 2004, to $717 thousand at June 30, 2005 primarily due to the classification of all our long-term debt obligations as current at June 30, 2005 and because of decreases in accounts receivable and inventories and increases in accounts payable.

          At June 30, 2005, we had a $12.0 million asset-based revolving line of credit which had a maturity date of May 31, 2006 as part of our credit and security agreement with Wells Fargo. At June 30, 2005, $9.9 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2005, interest was charged at a stated rate of prime plus 2.75% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. On July 26, 2005, we signed an amendment to our credit and security agreement under which, among other changes, Wells Fargo waived technical covenant non-compliance and extended the maturity of our revolving line of credit to June 30, 2009. We would not have been in compliance with certain financial covenants at June 30, 2005 under the terms of the prior amended agreement with Wells Fargo. Under the July 26, 2005 amendment we were in compliance with all financial covenants as of June 30, 2005. At June 30, 2005, we had fully utilized the available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

          At June 30, 2005, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.6 million primarily related to a term loan with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. The term loan is secured by real estate and had an outstanding balance at June 30, 2005 of approximately $1.1 million due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $834 thousand due on May 31, 2006. The term loan has a stated interest rate of prime plus 2.75%. Under the amendment to our credit and security agreement with Wells Fargo signed on July 26, 2005, the maturity of this term loan will be extended to June 30, 2009 and a balloon payment of approximately $622 thousand will be due on that date following receipt of a real property evaluation acceptable to Wells Fargo, an event we anticipate will occur in 2005. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable in May 2006. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at June 30, 2005 of approximately $69 thousand, due in monthly installments through June 2006. The promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of OVP’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $30 thousand at June 30, 2005. At June 30, 2005, all of our obligations for long-term debt are classified as current. The terms of our debt agreement includes provisions where non-compliance with certain covenants could, in specified circumstances, result in acceleration of the repayment of these borrowings. Under the amendment to our credit and security agreement with Wells Fargo signed on July 26, 2005, we were provided with $2.5 million in incremental capital, supported by two equipment notes – a $2.0 million note secured by our equipment in Des Moines, Iowa and a $500,000 note secured by our equipment in Loveland, Colorado.

          Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2005 as compared to $263 thousand during the corresponding period in 2004. The increase in cash provided by operations for the six months ended June 30, 2005 as compared to the same period of 2004 is due to the $1.2 million decrease in our net loss for the six months ended June 30, 2005 as compared to the same period in 2004; a $475 thousand larger decrease in other current assets for the six months ended June 30, 2005 as compared to the same period in 2004 due to $272 thousand of prepaid inventory at June 30, 2004 as compared to no prepaid inventory at June 30, 2005 as well as lower prepaid expense balances being amortized at December 31, 2004 as compared to December 31, 2003; and a $458 thousand larger decrease in inventories for the first half of 2005 as compared to the first half of 2004 as we began to utilize the inventories built up in the second half of 2004; offset by a lesser cyclical decrease in accounts receivable of approximately $702 thousand for the six months ended June 30, 2005 as compared to the same period in 2004 due to the record revenue we recognized in the fourth quarter of 2003 and a larger decrease in deferred revenue of approximately $558 thousand for the first half of 2005 as compared to the first half of 2004 due to amounts being received from various transactions in 2004 which offset significant portions of the amortization during the first six months of that 2004 with no corresponding transactions in the same period of 2005. Our cash from operations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

          Net cash flows from investing activities used cash of $1.1 million in the six months ended June 30, 2005, compared to $674 thousand during the corresponding period in 2004, with the change due primarily to increased capital expenditures in 2005 as compared to 2004, lower capitalized patent costs in 2005 as compared to 2004 and proceeds from the licensing of technology and product rights totaling $400 thousand in 2004 with no corresponding proceeds in 2005.

          Net cash flows from financing activities used cash of $340 thousand during the six months ended June 30, 2005 as compared to providing $1.0 million during the corresponding period in 2004. In 2005, the cash was used primarily to repay amounts outstanding on our line of credit. In 2004, the cash was provided primarily from net borrowings under our revolving credit facility.

          At June 30, 2005, we had intangible assets of approximately $1.5 million related to deferred patent costs. These deferred patent costs are being recognized as research and development costs on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had total deferred revenue and other long-term liabilities, net of current portion, of approximately $10.6 million. Included in this total is approximately $10.4 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the six months ended June 30, 2005 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. The remaining approximately $153 thousand is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992.

          Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful, the extent to which currently planned products and/or technologies under research or development are successfully developed, the extent of the market acceptance of any new products and other factors.

          Based on our current operating plan, we believe our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit should be sufficient to fund our operations through 2006. Our current operating plan anticipates we will be profitable in both the third and fourth quarters of 2005 and for 2006 as a whole. If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity securities; (2) refinancing of real property assets; (3) licensing of technology; and (4) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See “Factors that May Affect Results.”

     Net Operating Loss Carryforwards

          As of December 31, 2004, we had a net domestic operating loss carryforward, or NOL, of approximately $169.5 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $584 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we have had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $3.7 million at December 31, 2004 related to losses previously recorded by Heska AG.

     Recent Accounting Pronouncements

          Recent accounting pronouncements that are relevant to us include Statement of Financial Accounting Standards (“SFAS”) No. 123R and SFAS No. 154.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

          Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. We intend to adopt this standard when required. On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R. Under the SEC’s new rule, companies in our position may implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005. We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we currently intend to adopt this standard on January 1, 2006 – the first day of our next fiscal year. We intend to adopt SFAS No. 123R under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans under APB No. 25. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS

No. 123R adoption. This will result in recording compensation expense for periods after the effective date of SFAS No. 123R adoption. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which currently consists solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options are reported in the footnotes to our 2005 financial statements. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 750 thousand options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $275 thousand on a pro forma basis for the nine months ending December 31, 2005. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. Had the December action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $870 thousand on a pro forma basis for the year ending December 31, 2005. We also have an employee stock purchase plan under which we will recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

          There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated based on our historical time from grant to exercise experience for all employees in 2005 and a software program to which an input was our current employee exercise experience in 2004; we treated all employees in one grouping in both years. Our expected volatility input was estimated based on our historical stock price volatility in 2005 and a combination of our historical price volatility and a peer group volatility in 2004. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both 2005 and 2004. Our expected dividends input was zero in both 2005 and 2004. Different assumptions could materially impact the resulting option value calculated. In the six months ended June 30, 2005, we had pro forma employee stock option compensation of approximately $1.888 million on approximately 3.3 million stock options. The underlying assumptions of these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.3 years, expected volatility of 94%, risk-free interest rate of 3.8% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.90 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate change, in dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is approximately 3.3 million “at-the-money” options with a fair market stock value of $0.90 per share, and if the Benchmark Tranche is valued using an expected term of 3.3 years, expected volatility of 94%, a risk-free interest rate of 3.8% and expected dividends of zero, we obtain a fair value of approximately $1.888 million – the

Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.3 years and an expected volatility of 60% instead of 94%, we obtain a value of approximately $1.726 million, or a decrease of approximately $162 thousand as compared to the Benchmark Value. All amounts in the table below are in thousands of dollars.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	1,584	1,415	1,246	1,077	912	752	597	447	305	176
	2	1,432	1,207	978	756	540	338	149	(27)	(189)	(322)
Time to	3	1,299	1,037	772	517	275	53	(149)	(328)	(484)	(607)
Expiration	4	1,177	895	603	325	70	(159)	(361)	(534)	(666)	(786)
(in years)	5	1,064	766	454	162	(99)	(328)	(524)	(683)	(799)	(902)
	6	955	646	325	27	(239)	(464)	(646)	(792)	(895)	(981)
	7	855	540	212	(93)	(355)	(570)	(742)	(875)	(961)	(1,034)
	8	759	441	106	(196)	(454)	(663)	(822)	(938)	(1,011)	(1,071)
	9	666	351	13	(288)	(540)	(736)	(882)	(984)	(1,047)	(1,094)
	10	580	265	(70)	(371)	(613)	(799)	(931)	(1,024)	(1,077)	(1,114)

          The current six-month period pro forma compensation expense of approximately $1.843 million may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedule currently in place, we currently have approximately $85 thousand of compensation cost to be recognized after 2005 underlying employee stock options granted, approximately $80 thousand of which is to be recognized in 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections”

          Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”) was issued in May 2005 and is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

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

          Our common stock is listed on the Nasdaq SmallCap Market. We have received a communication from Nasdaq advising us that we have been afforded a “grace period” ending on November 1, 2005 to regain compliance with the $1.00 minimum bid requirement, which would require us to have a minimum bid price of $1.00 or more for at least 10 consecutive business days. We cannot assure you that we will be able to obtain the aforementioned minimum bid price requirement or maintain our listing on the Nasdaq stock market, which includes additional quantitative and qualitative requirements in addition to a $1.00 minimum bid price, such as market value of listed securities. On July 7, 2005, we received a communication from Nasdaq advising us that we failed to comply with the $35 million minimum market value of listed securities required for 10 consecutive trading days and that we had been afforded a 30 calendar day “grace period” in order to regain compliance. While we received a communication from Nasdaq on August 4, 2005 stating we have regained compliance and the matter is closed, there can be no assurance we will continue to meet the minimum market value of listed securities or other Nasdaq listing criteria in the future. In addition, the Nasdaq staff retains significant discretion in matters related to listing. If we are delisted from the Nasdaq SmallCap Market, our common stock will be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

           We have historically not consistently generated positive cash flow from operations and may need additional capital and any required capital may not be available on acceptable terms or at all.

          If our actual performance deviates from our operating plan, which anticipates we will be profitable in both the third and fourth quarters of 2005 and for 2006 as a whole, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity securities; (2) refinancing of real property assets; (3) licensing of technology; and (4) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We may not find any third parties interested in licensing our intellectual property or purchasing any of our assets, products or marketing rights in a timely manner, or at all. If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects. Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

          We have high operating expenses for personnel, marketing and new product development. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

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

          We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 14 independent third-party distributors who carry our full line of Core Companion Animal Health products, approximately 9 independent third-party distributors who carry portions of our Core Companion Animal Health product line and through a direct sales force of approximately 28 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

          We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing, sales and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

           We may not be able to achieve sustained profitability.

          We have incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2005, we had an accumulated deficit of $212.2 million. Notwithstanding a profitable quarter in both 2002 and 2003 and our expectation of profitability in the third and fourth quarters of 2005 and for 2006 as a whole, we have never achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to at least limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

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

          We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (acquired in 2004 by Abbott Laboratories), Arkray Global Business, Inc., Boule Medical AB and Quidel Corporation (“Quidel”). We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2005 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

          The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical, Ltd. and Synbiotics Corporation. Other companies with a significant presence in the companion animal health market, such as Bayer AG, Fort Dodge Animal Health (a division of Wyeth), Intervet International bv (a unit of Akzo Nobel N.V.), Merial Ltd., Novartis AG, Pfizer Inc., SPAH (a unit of Schering-Plough Corporation), and Virbac S.A., may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Novartis has a marketing agreement with us, but the agreement does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

           We have granted third parties substantial marketing rights to certain of our existing products as well as products under development. If the third parties are not successful in marketing our products our sales may not increase.

          Our agreements with our corporate marketing partners generally contain no or very small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Chewable Tablets. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. Leo Animal Health A/S currently exclusively distributes both E.R.D.-HEALTHSCREEN Urine Tests and SOLO STEP CH in Europe. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan. In addition, Nestle Purina Petcare has exclusive rights to license our technology for nutritional applications for dogs and cats. In addition, we have entered into agreements granting Novartis certain rights to market or co-market certain of the products that we are currently developing. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreements with SPAH and AgriLabs requires us to potentially pay penalties if we are unable to supply product over an extended period of time.

          We often depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.

          We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel, and Quidel manufactures these products. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.

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

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.56 to a high of $1.86. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;
•	our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;
•	termination of our third party supplier relationships;
•	announcements of technological innovations or new products by our competitors or by us;
•	litigation;
•	regulatory developments, including delays in product introductions;
•	developments in our relationships with collaborative partners;
•	developments or disputes concerning patents or proprietary rights;
•	availability of our revolving line of credit and compliance with debt covenants;
•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	economic and other external factors; and
•	general market conditions.

          In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, it is likely we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

           The loss of significant customers could harm our operating results.

          Revenue from one contract with AgriLabs comprised approximately 15% of consolidated revenue in 2003. Revenue from this customer represented less than 10% of our consolidated revenue for the year ended December 31, 2004 and for the six months ended June 30, 2004 and 2005, respectively. While we do not have any other customers who have represented more than 10% of revenues over the last three years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. As an example, in late 2004 one of our largest distributors who has historically carried our full product line informed us they were being acquired by a distributor who does not carry our full product line. We believe purchases from the acquired distributor will be significantly lower in 2005 than in 2004, which we are unlikely to completely recover through direct sales and sales through other distributors.

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

          We license technology from a number of third parties, including Corixa Corporation, Hybritech Inc., New England Biolabs, Inc., Roche Molecular Systems, Inc. and Synbiotics Corporation, as well as a number of research institutions and universities. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. We currently do not have any unresolved notices of infringement. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

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

          Under our credit and security agreement with Wells Fargo, as amended in July 2005 and under prior agreements, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The borrowings under this agreement are essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We believe we will be able to maintain compliance with all these covenants, and covenants we may negotiate in the future, although there can be no assurance thereof. We have not always been able to maintain compliance with all covenants in the past, including in the first four months of 2005 and on June 30, 2005. Wells Fargo has subsequently granted us a waiver of non-compliance in each case. However, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future.

          Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts and loans with our other lenders, to become immediately due and payable or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

           Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

          Sarbanes-Oxley has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We may be required to obtain an audit of our internal controls for the year ending December 31, 2006 and, if so, our general and administrative costs are likely to increase. Actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq SmallCap Market could also increase our general and administrative costs, as could further legislative action.

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

          Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. In addition, certain of our agreements require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals. Any of these events, alone or in unison, could damage our business.

           Our future revenues depend on successful research, development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

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

          Our future success is substantially dependent on the efforts of our senior management and other key personnel, particularly Dr. Robert B. Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have an employment agreement with Dr. Grieve, he is an at-will employee, which means that either party may terminate his employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

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

     Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2005, approximately $11.4 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 8.92%. We also had approximately $4.6 million of cash and cash equivalents at June 30, 2005, the majority of which was invested in liquid interest bearing accounts. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $67 thousand based on our outstanding balances as of June 30, 2005. We had no interest rate hedge transactions in place on June 30, 2005.

     Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2005.

          We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. In addition, due to borrowings by our United States entity from our Swiss subsidiary, we will be required to report changes in the translated amount of this intercompany borrowing through earnings. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $1.3 million.

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

          At June 30, 2005, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, therefore, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2005.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2005, we were not party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

           Our 2005 annual meeting of stockholders (the “2005 Annual Meeting”) was held on May 10, 2005 in Fort Collins, Colorado. Two proposals, as described in our Proxy Statement dated April 13, 2005, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee:	Number of Shares

A. Barr Dolan	For Withheld	42,144,052 1,165,330

Robert B. Grieve, Ph.D.	For Withheld	32,716,213 10,593,169

John F. Sasen, Sr.	For Withheld	41,931,276 1,378,106

Ratification of Directors:

Appointee:	Number of Shares

Elisabeth DeMarse	For Withheld	37,446,419 5,862,963

Tina S. Nova, Ph.D.	For Withheld	37,450,519 5,858,863

2.	Ratification of the Appointment of KPMG LLP as Heska's Independent Registered Public Accounting Firm.

For 43,113,391	Against 165,965	Abstain 30,026

Item 5.   Other Information

     None.

Item 6.    Exhibits

                (a)   Exhibits

Number	Notes	Description
10.1	H	Ninth Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated May 10, 2005.
10.2	H	Tenth Amendment to Second Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated July 26, 2005.
10.3		1997 Employee Stock Purchase Plan of Registrant, as amended.
10.4		First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.5		Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
31.1		Certification Under Section 302 of Sarbanes-Oxley Act.
31.2		Certification Under Section 302 of Sarbanes-Oxley Act.
32.1		Certification Under Section 906 of Sarbanes-Oxley Act.

                Notes
                H  Confidential treatment has been requested with respect to certain portions of this agreement.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: August 15, 2005	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: August 15, 2005	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)