Form 10-Q
period 2005-09-30
HESKA CORP
filed 2005-11-14
CIK 1038133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
   Yes  [ X ] No  [     ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes   [     ] No  [ X  ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 11, 2005 was 49,952,057

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2004	September 30, 2005

Current assets:
Cash and cash equivalents	$4,982	$5,096
Accounts receivable, net of allowance for doubtful accounts of $95 and $116, respectively	10,634	9,753
Inventories, net	11,726	10,367
Other current assets	1,100	772

Total current assets	28,442	25,988
Property and equipment, net	7,925	7,857
Intangible assets, net	1,499	1,569
Goodwill	643	727
Other assets	215	310

Total assets	$38,724	$36,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,697	$5,280
Accrued liabilities	3,187	2,101
Current portion of deferred revenue	2,708	2,488
Line of credit	10,375	9,948
Current portion of long-term debt	302	1,141

Total current liabilities	23,269	20,958
Long-term debt, net of current portion	1,466	2,897
Deferred revenue, net of current portion, and other	11,410	10,695

Total liabilities	36,145	34,550

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 49,338,636 and 49,837,818 shares issued and outstanding, respectively	49	50
Additional paid-in capital	212,533	212,829
Deferred compensation	(67)	(7)
Accumulated other comprehensive income (loss)	170	(24)
Accumulated deficit	(210,106)	(210,947)

Total stockholders’equity	2,579	1,901

Total liabilities and stockholders’ equity	$38,724	$36,451

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenue, net:
Product revenue, net:
Core companion animal health	$12,494	$15,487	$39,916	$41,667
Other vaccines, pharmaceuticals and products	3,001	3,497	9,429	10,324

Total product revenue, net	15,495	18,984	49,345	51,991
Research, development and other	444	356	1,131	1,068

Total revenue	15,939	19,340	50,476	53,059

Cost of revenue:
Cost of products sold	9,827	11,358	31,803	33,167
Cost of research, development and other	112	304	341	771

Total cost of revenue	9,939	11,662	32,144	33,938

Gross profit	6,000	7,678	18,332	19,121

Operating expenses:
Selling and marketing	3,598	3,484	11,838	10,711
Research and development	1,307	884	4,591	3,061
General and administrative	1,805	1,838	5,875	5,687

Total operating expenses	6,710	6,206	22,304	19,459

Income (loss) from operations	(710)	1,472	(3,972)	(338)
Interest and other expense, net	166	238	286	503

Net income (loss)	$(876)	$1,234	$(4,258)	$(841)

Basic and diluted net income (loss) per share	$(0.02)	$0.02	$(0.09)	$(0.02)

Shares used to compute basic net income (loss) per share	49,042	49,817	48,981	49,573

Shares used to compute diluted net income (loss) per share	49,042	50,133	48,981	49,573

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2004	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(4,258)	$(841)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,029	1,319
Amortization of intangible assets	107	117
Stock based compensation	69	58
(Gain) loss on disposal of assets	(11)	17
Unrealized (gain) on foreign currency translation	--	(64)
Changes in operating assets and liabilities:
Accounts receivable	2,739	836
Inventories	(636)	1,328
Other current assets	(1,030)	322
Accounts payable	919	(1,407)
Accrued liabilities	(397)	(1,074)
Deferred revenue and other long-term liabilities	1,337	(935)
Other	(4)	(20)

Net cash provided by (used in) operating activities	(136)	(344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	400	--
Purchase of property and equipment	(852)	(1,268)
Capitalized patent costs	(458)	(187)

Net cash provided by (used in) investing activities	(910)	(1,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	241	299
Proceeds from (repayments of) line of credit borrowings, net	1,856	(427)
Proceeds from (repayments of) debt and capital lease obligations	(634)	2,270

Net cash provided by (used in) financing activities	1,463	2,142

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(229)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	398	114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,877	4,982

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,275	$5,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$416	$724

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

          The Company has incurred annual net losses since its inception and anticipates that it will continue to incur a net loss for the full year 2005. Cumulative net losses from inception of the Company in 1988 through September 30, 2005, have totaled $210.9 million. During the three months ended September 30, 2005, the Company recognized net income of approximately $1.2 million and operations used cash of approximately $1.7 million. During the nine months ended September 30, 2005, the Company incurred a loss of approximately $841 thousand and operations used cash of approximately $344 thousand.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company’s obligations are fulfilled under agreements to license product rights and/or technology rights, in determining the need for a valuation allowance on certain deferred tax assets and in evaluating long-lived assets for impairment.

Reclassifications

          Certain prior year numbers have been reclassified to be consistent with the current year presentation. These reclassifications include certain amortized fees totaling approximately $97 thousand and $32 thousand for the nine and three months ending September 30, 2004, respectively, previously reflected as Research, Development and Other Revenue which are now included in Product Revenue and certain costs previously reflected as Research and Development Expenses totaling approximately $341 thousand and $112 thousand for the nine and three months ended September 30, 2004, respectively, which are now included in Cost of Research, Development and Other Revenue.

Basic and Diluted Net Income (Loss) Per Share

          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company’s net losses for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for those periods. For the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 9,492,060 and 10,852,063 shares, respectively, of the Company’s common stock. For the three months ended September 30, 2005, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2005, and therefore excluded, were outstanding options to purchare 9,142,192 shares. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company’s common stock during the three months ended September 30, 2005. Should the Company’s stock price increase, the number of common stock equivalents considered to be dilutive will increase.

Stock Based Compensation

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. The Company intends to adopt this standard when required. On April 14, 2005, the SEC deferred the date of required adoption for SFAS No. 123R for companies in Heska’s position to fiscal years beginning after June 15, 2005. The Company originally intended to adopt SFAS No. 123R beginning on July 1, 2005, but based on the SEC’s action on April 14, 2005 currently intends to adopt this standard on January 1, 2006. The Company intends to adopt SFAS No. 123R under the modified prospective method of adoption. At September 30, 2005, the Company had two stock-based compensation plans. The Company recorded compensation expense related to the Company’s restricted stock of $69 thousand and $58 thousand for the nine months ended September 30, 2004 and 2005, respectively and $23 thousand and $19 thousand for the three months ended September 30, 2004 and 2005, respectively.

          Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2004 and 2005 would approximate the pro forma amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss) as reported	$(876)	$1,234	$(4,258)	$(841)
Stock-based employee compensation expense included in the determination of net income (loss), as reported	23	19	69	58
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(514)	(83)	(1,470)	(2,050)

Net income (loss), pro forma	$(1,367)	$1,170	$(5,659)	$(2,833)

Net income (loss) per share:
Basic and diluted - as reported	$(0.02)	$0.02	$(0.09)	$(0.02)

Basic and diluted - pro forma	$(0.03)	$0.02	$(0.12)	$(0.06)

          On February 24, 2005, the Company’s Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of the Company’s internal budget before any bonus payments are made, and authorized the Company’s Stock Option Committee, which consists solely of the Company’s Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” through June 30, 2005 at its discretion. In May 2005, the Company’s Board of Directors extended the discretionary acceleration of vesting options to Decmeber 31, 2005. On March 30, 2005, the Company’s Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by the Company’s Directors and Executive Officers. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in the first quarter of 2005 and included in the table above. In addition, options to purchase approximately 49 thousand shares and approximately 2.5 million shares were granted with immediate vesting during the three months and nine months ending September 30, 2005, respectively.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and nine months ended September 30, 2004 and 2005. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2004 was approximately $84 thousand and $2.9 million, respectively. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2005 was approximately $20 thousand and $1.2 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Risk-free interest rate	3.24%	4.06%	3.63%	4.03%
Expected lives	4.3 years	2.8 years	4.6 years	2.9 years
Expected volatility	72%	83%	76%	86%
Expected dividend yield	0%	0%	0%	0%

          A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Nine Months Ended September 30,
	2004		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	7,954,648	$1.5163	9,350,959	$1.4509
Granted at market	2,575,830	$1.8890	2,513,650	$0.8722
Granted above market	418	$2.6300	--	$--
Cancelled	(792,963)	$3.8742	(670,965)	$1.6576
Exercised	(386,974)	$0.7476	(341,581)	$0.6094

Outstanding at end of period	9,350,959	$1.4509	10,852,063	$1.3306

Exercisable at end of period	7,939,567	$1.5532	10,532,624	$1.3506

          The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2005	Weighted Average Exercise Price

$0.34 - $0.80	2,077,942	7.48	$0.6373	1,758,503	$0.6314
$0.81 - $0.88	2,113,680	9.38	$0.8772	2,113,680	$0.8772
$0.92 - $1.20	2,391,832	6.27	$1.0563	2,391,832	$1.0563
$1.21 - $1.69	2,133,108	7.31	$1.4198	2,133,108	$1.4198
$1.75 - $13.75	2,135,501	6.86	$2.6721	2,135,501	$2.6721

$0.34 - $13.75	10,852,063	7.43	$1.3306	10,532,624	$1.3506

3.        RESTRUCTURING AND OTHER OPERATING EXPENSES

          At September 30, 2005, the Company had no remaining accrued restructuring expenses.

          Shown below is a rollforward of accrued restructuring costs for the nine months ended September 30, 2004 (in thousands):

	Balance at December 31, 2003	Payments for the Nine Months Ended September 30, 2004	Balance at September 30, 2004

Leased facility closure costs	$51	$(27)	$24
Products and other	70	(40)	30

Total	$121	$(67)	$54

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

          Additionally, the Company generates non-product revenue from sponsored research and development projects for third parties, licensing of technology product rights and royalties. These revenues are attributed as appropriate between CCA and OVP.

          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Total Core Companion Animal Health	Total Other Vaccines, Pharmaceuticals and Products	Total

Three Months Ended September 30, 2004:
Total revenue	$12,761	$3,178	$15,939
Operating income (loss)	(1,069)	359	(710)
Total assets	22,596	15,813	38,409
Capital expenditures	90	205	295
Depreciation and amortization	126	239	365
Three Months Ended September 30, 2005:
Total revenue	$15,786	$3,554	$19,340
Operating income	1,039	433	1,472
Total assets	23,691	12,760	36,451
Capital expenditures	170	20	190
Depreciation and amortization	199	238	437

	Total Core Companion Animal Health	Total Other Vaccines, Pharmaceuticals and Products	Total

Nine Months Ended September 30, 2004:
Total revenue	$40,845	$9,631	$50,476
Operating income (loss)	(4,595)	623	(3,972)
Total assets	22,596	15,813	38,409
Capital expenditures	511	341	852
Depreciation and amortization	311	718	1,029
Nine Months Ended September 30, 2005:
Total revenue	$42,546	$10,513	$53,059
Operating income (loss)	(1,329)	991	(338)
Total assets	23,691	12,760	36,451
Capital expenditures	828	440	1,268
Depreciation and amortization	563	756	1,319

5.        COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive loss for the three months ended September 30, 2004 was $874,000 and total comprehensive income for the three months ended September 30, 2005 was $1.370 million. Total comprehensive loss for the nine months ended September 30, 2004 and 2005 was $4.269 million and $1.034 million, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue, gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and capital needs, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors that May Affect Results,” that could cause actual results to differ materially from those anticipated herein. The forward-looking statements set forth in this Form 10-Q are as of November 14, 2005, and we undertake no duty, and specifically disclaim any obligation, to update this information.

     Overview

          We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% and 80% of our product revenue for 2004 and the nine months ended September 30, 2005, respectively, and Other Vaccines, Pharmaceuticals and Products, which represented 19% and 20% of our product revenue for 2004 and the nine months ended September 30, 2005, respectively.

          The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

          Diagnostic and monitoring instruments and supplies represented approximately 47% and 43% of our product revenue for 2004 and the nine months ended September 30, 2005. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

          Single use, stand alone diagnostic and other tests, vaccines and pharmaceuticals represented approximately 34% and 37%, respectively, of our product revenue for both 2004 and the nine months ended September 30, 2005. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

          While we have decreased our operating expenses in the first nine months of 2005 as compared to the corresponding period in 2004 and anticipate we will have lower operating expenses for full year 2005 than we did for full year 2004, we expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue for this segment grew 24% and 4%, respectively, for the three months and nine months ended September 30, 2005 as compared to the prior year periods. Product revenue in our Core Companion Animal Health segment grew 11% in 2004 as compared to 2003 and has grown at a compounded annual growth rate of over 20% since 1998, our first full year as a public company.

          The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168 thousand square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

          Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

          We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP’s revenue. Subject to certain purchase minimums, under our long-term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

          Additionally, we generate non-product revenues from sponsored research and development projects for third parties, licensing of technology product rights and royalties. We perform these sponsored research and development projects for both companion animal and livestock product purposes.

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

                 Revenue Recognition

We generate our revenue through the sale of products, licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services rendered;
•	Price is fixed or determinable; and
•	Collectibility is reasonably assured.

Revenue from the sale of products is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We reduce revenue for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf lives of our products. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time. Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method. Revenue from licensing technology and product rights is reported in our Research, development and other revenue line item.

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

Occasionally we enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company’s obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

                 Capitalized Patent Costs

The Company defers and capitalizes certain costs, including payments to third-party law firms for patent prosecution to expand the scope of its patents, related to the technology or patents underlying a variety of long-term licensing arrangements. No internal costs are capitalized. These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $458 thousand and $187 thousand for the nine months ended September 30, 2004 and 2005, respectively and amortized approximately $107 thousand and $117 thousand for the same periods, respectively. The Company capitalized approximately $84 thousand and $127 thousand for the three months ended September 30, 2004 and 2005, respectively and amortized approximately $39 thousand and $40 thousand for the same periods, respectively.

     Results of Operations

     Revenue

          Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 5% to $53.1 million for the nine months ended September 30, 2005 as compared to $50.5 million for the corresponding period in 2004. Product revenue increased 5% to $52.0 million for the nine months ended September 30, 2005 as compared to $49.3 million for the corresponding period in 2004. Total revenue increased 21% to $19.3 million for the three months ended September 30, 2005 as compared to $15.9 million for the corresponding period in 2004. Product revenue increased 23% to $19.0 million for the three months ended September 30, 2005 as compared to $15.5 million for the corresponding period in 2004.

          Product revenue from our Core Companion Animal Health segment increased 4% to $41.7 million for the nine months ended September 30, 2005 as compared to $39.9 million for the corresponding period in 2004. Key factors in the increase were higher sales of our instrument consumables, our microalbumin laboratory packs, the latter of which we began to sell in 2005, and our heartworm preventive, somewhat offset by lower sales of our hematology instruments, due to an offer to certain customers who had previously purchased a hematology analyzer to upgrade to our new hematology analyzer in the first half of 2004 which was not repeated in the first half of 2005, and lower sales of our heartworm diagnostic tests. Product revenue from our Core Companion Animal Health segment was $15.5 million for the three months ended September 30, 2005, an increase of 24% as compared to $12.5 million for the corresponding period in 2004. Key factors in the increase were higher sales of our instrument consumables and our heartworm preventive.

          Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) increased by 9% to $10.3 million for the nine months ended September 30, 2005 as compared to $9.4 million for the corresponding period in 2004. The increase in product revenue was primarily due to greater sales of bovine vaccines under our contract with AgriLabs, bulk bovine biologicals and fish vaccines, somewhat offset by decreased sales of small mammal vaccines. Product revenue from our OVP segment increased by 17% to $3.5 million for the three months ended September 30, 2005 as compared to $3.0 million for the corresponding period in 2004. Key factors in the increase were higher sales of bulk bovine biologicals and fish vaccines.

          Revenue from research, development and other decreased slightly for the nine months ended September 30, 2005 as compared to the corresponding period in 2004. Revenue from research, development and other decreased 20% to $356 thousand for the three months ended September 30, 2005 from $444 thousand for the corresponding period in 2004. Both decreases were primarily due to the reduced level of activity for research and development efforts performed for third parties.

          For 2005, we expect to grow our Core Companion Animal Health segment product revenue as compared to 2004. We anticipate OVP product revenue to increase slightly as compared to 2004. We expect research, development and other revenue to decline slightly in 2005 as compared to 2004.

     Cost of Revenue

          Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $33.9 million for the first nine months of 2005, a 6% increase as compared to $32.1 million for the corresponding period in 2004. Gross profit increased 4% to $19.1 million for the nine months ended September 30, 2005 as compared to $18.3 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, declined slightly to 36.0% for the nine months ended September 30, 2005 as compared to 36.3% in the corresponding period in 2004. Cost of revenue totaled $11.7 million for the three months ended September 30, 2005, a 17% increase as compared to $9.9 million for the corresponding period in 2004. Gross profit increased 28% to $7.7 million for the three months ended September 30, 2005 as compared to

$6.0 million in the prior year corresponding period. Gross Margin increased to 39.7% for the three months ended September 30, 2005 as compared to 37.6% in the corresponding period in 2004.

          Cost of products sold increased 4% to $33.2 million in the nine months ended September 30, 2005 from $31.8 million in the prior year period. Gross profit on product revenue increased 7% to $18.8 million for the nine months ended September 30, 2005 from $17.5 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 36.2% in the nine months ended September 30, 2005 as compared to 35.6% in the corresponding period in 2004. Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, increased instrument consumable sales, which typically carry a higher than average gross margin and increased margins in our OVP segment, somewhat offset by certain supplier price increases. Cost of products sold increased 16% to $11.4 million in the three months ended September 30, 2005 as compared to $9.8 million in the prior year period. Gross profit on product revenue increased 35% to $7.6 million for the three months ended September 30, 2005 from $5.7 million in the prior year period. Product Gross Margin increased to 40.2% in the three months ended September 30, 2005 as compared to 36.6% in the corresponding period in 2004. Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, increased instrument consumable sales, which typically carry a higher than average gross margin, increased margins in our OVP segment and increased margins on our heartworm diagnostic products, somewhat offset by certain supplier price increases.

          Cost of research, development and other revenue increased 126% to $771 thousand in the nine months ended September 30, 2005 as compared to $341 thousand in the prior year period. Gross profit on research, development and other revenue decreased 62% to $297 thousand for the nine months ended September 30, 2005 from $790 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, declined to 27.8% for the nine months ended September 30, 2005 as compared to 69.9% in the prior year period. The primary reason for the decrease is a greater proportion of patent-related costs being expensed as incurred in the nine months ended September 30, 2005 as compared to the prior year period when certain patent-related costs were capitalized. Cost of research, development and other revenue increased 171% to $304 thousand in the three months ended September 30, 2005 as compared to $112 thousand in the prior year period. Gross profit on research, development and other revenue decreased 85% to $52 thousand for the three months ended September 30, 2005 from $332 thousand in the prior year period. Other Gross Margin declined to 14.3% for the three months ended September 30, 2005 as compared to 74.8% in the prior year period. The primary reason for the decrease is a greater proportion of patent-related costs being expensed as incurred in the three months ended September 30, 2005 as compared to the prior year corresponding period when certain patent-related costs were capitalized.

          We expect Gross Margin to increase slightly in 2005 as compared to 2004, primarly due to a slight increase in Product Gross Margin. We expect Other Gross Margin to decrease for 2005 as compared to 2004 as we expect a greater proportion of patent related costs will be expensed as incurred.

     Operating Expenses

          Total operating expenses decreased 13% to $19.5 million in the nine months ended September 30, 2005 as compared to $22.3 million in the prior year period. Total operating expenses decreased 8% to $6.2 million in the three months ended September 30, 2005 as compared to $6.7 million in the prior year period.

          Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses decreased 10% to $10.7 million in the nine months ended September 30, 2005 as compared to $11.8 million in the corresponding period in 2004. The decrease was primarily due to higher costs related to the launch of our new hematology instrument in the nine months ended September 30, 2004. Selling and marketing expenses decreased 3% to $3.5 million in the three months ended September 30, 2005 as compared to $3.6 million in the corresponding period in 2004. The decrease was primarily due to higher costs related to the launch of our new hematology instrument and higher outside consulting fees in the three months ended September 30, 2004.

          Research and development expenses declined 33% to $3.1 million for the nine months ended September 30, 2005 from $4.6 million during the corresponding period in 2004. The decline was primarily due to lower costs on clinical trials and lower compensation and benefits costs primarily due to reductions in headcount. Research and development expenses declined 32% to $884 thousand for the three months ended September 30, 2005 from $1.3 million during the corresponding period in 2004. A key factor in the decline was lower personnel costs.

          General and administrative expenses were $5.7 million in the nine months ended September 30, 2005, down 3% from $5.9 million in the prior year period. Key factors in the decrease include lower consulting and legal expenses, somewhat offset by increased rent expense. General and administrative expenses were up slightly in the three months ended September 30, 2005 as compared to the prior year period.

          In 2005, we expect total operating expenses to decrease as compared to 2004.

     Interest and Other Expense, Net

          Interest and other expense increased $217 thousand to $503 thousand for the nine months ended September 30, 2005 as compared to interest and other expense of $286 thousand during the corresponding period in 2004. The increase in interest and other expense was due to higher interest expense in 2005 as we utilized more of our revolving line of credit and incurred higher interest rates on our borrowings as well as the receipt of certain prior years’ tax credits in 2004 which did not occur in 2005. These increases in interest expense were partially offset by gains on foreign currency translation of approximately $175 thousand for the nine months ended September 30, 2005. This foreign currency translation gain resulted primarily from transactions in the first nine months of 2005 whereby funds were transferred from a Swiss subsidiary of Heska to the United States-based parent company, via an intercompany receivable/payable and certain inventory transactions involving non-U.S. dollar currencies. Because this intercompany loan is to be repaid in the foreseeable future, changes in the amount receivable by the Swiss subsidiary resulting from changes in foreign currency exchange rates must be recorded through earnings or loss. For the nine months ended September 30, 2005, the impact of the foreign currency exchange rate changes resulted in a gain. It is reasonably possible that future changes could result in a loss which would also be reflected in earnings or loss. Interest and other expense increased to $238 thousand for the three months ended September 30, 2005 as compared to $166 thousand during the corresponding period in 2004 due to higher utilization of our revolving line of credit, higher interest rates on our borrowings and $2.5 million of additional term loan borrowings from Wells Fargo Business Credit, Inc. (“Wells Fargo”) in the latter period.

          We expect this line item to be a net expense for 2005 and to primarily consist of net interest expense. We expect this line item to increase in 2005 as compared to 2004 as we use our revolving credit facility more extensively and have higher interest rates on our outstanding loans due to the increase in interest rates resulting from modifications to our credit facility agreement as well as the additional $2.5 million of term loan borrowings from Wells Fargo.

     Net Loss

          Our net loss decreased 80% to $841 thousand in the nine months ended September 30, 2005 compared to $4.3 million during the corresponding period in 2004. For the three months ended September 30, 2005, our net income was $1.2 million compared to a net loss of $876 thousand for the comparable period in 2004. The improvement in 2005 from 2004 was the result of a 23% increase in product revenue, a 28% increase in gross profit and an 8% decrease in operating expenses.

           In 2005, we expect increased revenue and lower operating expenses to contribute to a lower net loss for the full year as compared to 2004.

     Liquidity and Capital Resources

          We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the nine months ended September 30, 2005, we had a net loss of $841 thousand. During the nine months ended September 30, 2005, our operations used cash of $344 thousand. At September 30, 2005, we had $5.1 million of cash and cash equivalents, $5.0 million of working capital, $9.9 million of outstanding borrowings under our revolving line of credit agreement and we had fully utilized the available borrowing capacity based upon eligible accounts receivable and eligible inventory under the credit facility agreement. Our working capital has decreased slightly from $5.2 million at December 31, 2004, to $5.0 million at September 30, 2005.

          At September 30, 2005, we had a $12.0 million asset-based revolving line of credit which had a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At September 30, 2005, $9.9 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2005, interest was charged at a stated rate of prime plus 2.75% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of September 30, 2005. At September 30, 2005, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $598 thousand.

          At September 30, 2005, we also had outstanding obligations for long-term debt and capital leases totaling approximately $4.0 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate and had an outstanding balance at September 30, 2005 of approximately $958 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. The term loan had a stated interest rate of prime plus 2.75% on September 30, 2005. In July 2005, we borrowed an additional $2.5 million from Wells Fargo which was secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”). The Equipment Notes had a stated interest rate of prime plus 2.75% on September 30, 2005. Principal payments on the Equipment Notes of $46,296 plus interest are due monthly beginning February 1, 2006 with a balloon payment of approximately $694 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable in May 2006 and the lender has subordinated its first security interest to Wells Fargo. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at September 30, 2005 of approximately $52 thousand, due in monthly installments through June 2006. This promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of our OVP segment’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $29 thousand at September 30, 2005. The terms of our debt agreement includes provisions where non-compliance with certain covenants could, in specified circumstances, result in acceleration of the repayment of these borrowings.

          Net cash used in operating activities was $344 thousand for the nine months ended September 30, 2005 as compared to $136 thousand during the corresponding period in 2004. The increase in cash used by operations for the nine months ended September 30, 2005 as compared to the same period of 2004 is due to a decrease in accounts payable of $1.4 million for the nine months ended September 30, 2005 compared to an increase of $919 thousand for the same period in 2004 due to greater payments to vendors; a decrease in accrued liabilities of $1.1 million for the nine months ended September 30, 2005 as compared to a decrease of $397 thousand for the same period in 2004 due to greater payments to vendors; a decrease of $935 thousand in deferred revenue and other long-term liabilities for the nine months ended September 30, 2005 as compared to an increase of $1.3 million for the same period in 2004 due to amounts being received from various transactions in 2004 which offset significant portions of the amortization during the first nine months of 2004 with no corresponding transactions in the same period of 2005; a smaller decrease in accounts receivable of $836 thousand for the nine months ended September 30, 2005 as compared to a decrease of $2.7 million for the same period in 2004 due to increased revenue in the third quarter of 2005; offset by the $3.4 million decrease in our net loss for the nine months ended September 30, 2005 as compared to the same period in 2004; a decrease in inventories of $1.3 million for the nine months ended September 30, 2005 as compared to an increase in inventories of $636 thousand for the same period last year due to greater revenue in the third quarter of 2005; and a decrease of approximately $322 thousand in other current assets for the nine months of 2005 as compared to an increase of $1.0 million for the same period in 2004 due to decreases in prepaid expenses of $391 thousand in 2005 as compared to increases of $516 thousand in 2004, primarily related to prepaid inventory items, prepaid insurance and prepaid marketing costs, as well as increases in other receivables in 2004. Our cash from operations fluctuates from period to period primarily due to our periodic net income (loss) and changes in working capital.

          Net cash flows from investing activities used cash of $1.5 million in the nine months ended September 30, 2005, compared to $910 thousand during the corresponding period in 2004, with the change due primarily to increased capital expenditures in 2005 as compared to 2004, lower capitalized patent costs in 2005 as compared to 2004 and proceeds from the licensing of technology and product rights totaling $400 thousand in 2004 with no corresponding proceeds in 2005.

          Net cash flows from financing activities provided cash of $2.1 million during the nine months ended September 30, 2005 as compared to providing $1.5 million during the corresponding period in 2004. In 2005, the cash was provided primarily by the Equipment Notes. In 2004, the cash was provided primarily from net borrowings under our revolving line of credit.

          At September 30, 2005, we had net intangible assets of approximately $1.6 million related to deferred patent costs. These deferred patent costs are being recognized as research and development costs on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had total deferred revenue and other long-term liabilities, net of current portion, of approximately $10.7 million. Included in this total is approximately $10.4 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the nine months ended September 30, 2005 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. The remaining approximately $289 thousand is related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 and other long-term liabilities.

          Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies under research or development are successfully developed, the extent of the market acceptance of any new products, changes required of us by regulatory bodies to maintain our operations and other factors.

          Based on our current operating plan, we believe our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit should be sufficient to fund our operations through 2006. Our current operating plan anticipates we will be profitable in the fourth quarter of 2005 and for 2006 as a whole. If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity securities; (2) refinancing of real property assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See “Factors that May Affect Results.”

     Net Operating Loss Carryforwards

           Our net deferred tax assets, consisting primarily of net operating loss carryforwards, are completely offset by valuation allowances. As of December 31, 2004, we had a net domestic operating loss carryforward, or NOL, of approximately $170.2 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we have had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $2.8 million at December 31, 2004 related to losses previously recorded by Heska AG, a Swiss subsidiary of Heska. We are currently evaluating our ongoing operations in Switzerland, including the tax implications thereof. During the fourth quarter of 2005, we intend to finalize our evaluation, and the possible outcome of such evaluation may be that all, or a portion, of this NOL would be determined to be realizable on a more-likely-than-not basis, and the related valuation allowance would be released, resulting in an income tax benefit. It is also possible that the Company could conclude that such NOLs will not be realized on such basis.

     Recent Accounting Pronouncements

          Recent accounting pronouncements that are relevant to us include Statement of Financial Accounting Standards (“SFAS”) No. 123R and SFAS No. 154.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

          Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. We intend to adopt this standard when required. On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R. Under the SEC’s new rule, companies in our position may implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005. We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we currently intend to adopt this standard on January 1, 2006 – the first day of our next fiscal year. We intend to adopt SFAS No. 123R under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans under APB No. 25. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS No. 123R adoption. This will result in recording compensation expense for periods after the effective date of SFAS No. 123R adoption. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which consists solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options are reported in the footnotes to our 2005 financial statements. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 750 thousand options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $275 thousand on a pro forma basis for the nine months ending December 31, 2005. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. Had the December action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $870 thousand on a pro forma basis for the year ending December 31, 2005. We also have an employee stock purchase plan under which we will recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

          There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated in 2005 based on our historical experience for time from option grant to option exercise for all employees and in 2004 based on a software program to which an input was our historical exercise experience for current employees; we treated all employees in one grouping in both years. Our expected volatility input was estimated based on our historical stock price volatility in 2005 and a combination of our historical price volatility and a peer group volatility in 2004. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both 2005 and 2004. Our expected dividends input was zero in both 2005 and 2004. Different assumptions could materially impact the resulting option value calculated. In the nine months ended September 30, 2005, we had pro forma stock option compensation of approximately $1.953 million related to recogntion of the vesting of options to purchase approximately 3.5 million shares. The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.3 years, expected volatility of 95%, risk-free interest rate of 3.78% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.87 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is “at-the-money” options to purchase approximately 3.5 million shares with a fair market stock value of $0.87 per share, and if the Benchmark Tranche is valued using an expected term of 3.3 years, expected volatility of 95%, a risk-free interest rate of 3.78% and expected dividends of zero, we obtain a fair value of approximately $1.953 million – the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.3 years and an expected volatility of 60% instead of 95%, we obtain a value of approximately $1.674 million, or a decrease of approximately $279 thousand as compared to the Benchmark Value.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	1,710	1,533	1,356	1,183	1,014	848	689	533	388	247
	2	1,575	1,335	1,098	865	643	431	233	53	(113)	(265)
Time to	3	1,459	1,180	897	629	378	145	(67)	(254)	(417)	(558)
Expiration	4	1,356	1,042	731	438	170	(74)	(283)	(466)	(615)	(738)
(in years)	5	1,257	922	590	279	0	(244)	(449)	(618)	(752)	(858)
	6	1,166	816	463	141	(141)	(381)	(576)	(731)	(851)	(940)
	7	1,081	714	353	24	(258)	(491)	(678)	(819)	(922)	(992)
	8	996	622	251	(81)	(360)	(586)	(756)	(883)	(971)	(1,031)
	9	918	537	159	(173)	(449)	(664)	(823)	(932)	(1,010)	(1,056)
	10	844	459	74	(258)	(526)	(728)	(876)	(975)	(1,035)	(1,074)

           Pro forma stock option compensation related to recognition of the vesting of options of approximately $1.953 million for the nine months ending on September 30, 2005 may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedule currently in place, we currently have approximately $83 thousand of compensation cost to be recognized after 2005 underlying employee stock options currently outstanding, approximately $79 thousand of which is to be recognized in 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections"

           Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154") was issued in May 2005 and is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

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

           We have incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2005, we had an accumulated deficit of $210.9 million. Notwithstanding a profitable third quarter in 2005 and our expectation of profitability in the fourth quarter of 2005 and for 2006 as a whole, we have never achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to at least limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs or continue our operations.

           We may be unable to successfully market, sell and distribute our products.

           The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are generally available only by prescription and our medical instruments require technical training to operate, we sell our Core Companion Animal Health products only ultimately to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Therefore, we may fail to reach a substantial segment of the potential market.

           We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 11 independent third-party distributors who carry our full line of Core Companion Animal Health products, approximately 12 independent third-party distributors who carry portions of our Core Companion Animal Health product line and through a direct sales force of approximately 28 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

           If our actual performance deviates from our operating plan, which anticipates we will be profitable in the fourth quarter of 2005 and for 2006 as a whole, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity securities; (2) refinancing of real property assets; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We may not find any third parties interested in licensing our intellectual property or purchasing any of our assets, products or marketing rights in a timely manner, or at all. If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects. Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

           The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical, Ltd. and Synbiotics Corporation. Other companies with a significant presence in the companion animal health market, such as Bayer AG, Fort Dodge Animal Health (a division of Wyeth), Intervet International bv (a unit of Akzo Nobel N.V.), Merial Ltd., Novartis AG, Pfizer Inc., Schering-Plough Corporation and Virbac S.A., may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. Novartis has a marketing agreement with us, but the agreement does not restrict its ability to develop and market competing products. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

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

           We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. We currently rely on third party suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (acquired in 2004 by Abbott Laboratories), Arkray Global Business, Inc., Boule Medical AB and Quidel Corporation ("Quidel"). We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on an annual basis. We believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2005 and we believe we are in full compliance with such agreements. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

will not be able to create the market demand to meet such obligations, which could create an increased drain on our financial resources and liquidity. Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed is we are unable to meet such requirements.

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

           We may also face legal disputes relating to other areas of our business. These disputes may require significant expenditures on our part and could have material adverse consequences on our business in the case of an unfavorable ruling or settlement. For example, on September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages. On October 20, 2005, we filed a motion to dismiss certain claims against Diamond and all claims against Heska, as well an answer to United’s claims, affirmative defenses and counterclaims on behalf of Diamond. While we intend to pursue the matter vigorously and believe we are entitled to damages from United and that United is not entitled to damages from Heska or Diamond, there can be no assurance the ultimate resolution of this case will reflect our current beliefs.

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

           The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.56 to a high of $1.37. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

           Revenue from one customer, SPAH, accounted for approximately 13% of our consolidated revenue for the three months ended September 30, 2005. No other customer accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2004 or either of the nine month periods ended September 30, 2004 and 2005. Revenue from our contract with AgriLabs comprised approximately 15% of consolidated revenue in 2003. While we do not have any other customers who have represented more than 10% of revenues over the last three years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. As an example, in late 2004 one of our largest distributors who has historically carried our full product line informed us they were being acquired by a distributor who does not carry our full product line. We believe purchases from the acquired distributor will be significantly lower in 2005 than in 2004, which we are unlikely to completely recover through direct sales and sales through other distributors. No single customer accounted for more than 10% of our consolidated accounts receivable balance at either September 30, 2004 or 2005.

           Our common stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

           Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. While we believe we are currently in compliance with all Nasdaq requirements, we have not always been able to maintain compliance in the past and there can be no assurance we will maintain compliance in the future. For example, on May 5, 2005, we received a communication from Nasdaq advising us that we had failed to comply with the minimum $1.00 per share bid price requirement for 20 consecutive business days and that we had been afforded a 180 calendar day "grace period" to regain compliance with the $1.00 minimum bid requirement. While we received a communication from Nasdaq on November 1, 2005, stating we have regained compliance and the matter is closed, there can be no assurance we will continue to meet the minimum bid price requirement in the future. In another example, on July 7, 2005, we received a communication from Nasdaq advising us that we failed to comply with the $35 million minimum market value of listed securities required for 10 consecutive trading days and that we had been afforded a 30 calendar day "grace period" in order to regain compliance. While we received a communication from Nasdaq on August 4, 2005 stating we had regained compliance and the matter is closed, there can be no assurance we will continue to meet the minimum market value of listed securities requirement in the future. If we are delisted from the Nasdaq Capital Market, our common stock will be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

           We must maintain various financial and other covenants under our credit facility agreement in order to borrow and fund our operations.

           Under our credit and security agreement with Wells Fargo, as amended in July 2005 and under prior agreements, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement are essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. We believe we will be able to maintain compliance with all these covenants, and covenants we may negotiate in the future, although there can be no assurance thereof. We have not always been able to maintain compliance with all covenants in the past, including in the first four months of 2005 and on June 30, 2005. Wells Fargo granted us a waiver of non-compliance in each case. However, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future.

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

           Sarbanes-Oxley has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We may be required to obtain an audit of our internal controls for the year ending December 31, 2006 if we are an accelerated filer as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and, if so, our general and administrative costs are likely to increase in 2006. Actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market could also increase our general and administrative costs, as could further legislative action.

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

           We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business.

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

     Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2005, approximately $13.4 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 9.18%. We also had approximately $5.1 million of cash and cash equivalents at September 30, 2005, the majority of which was invested in liquid interest bearing accounts. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $83 thousand based on our outstanding balances as of September 30, 2005. We had no interest rate hedge transactions in place on September 30, 2005.

     Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2005.

          We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. In addition, due to borrowings by our United States entity from our Swiss subsidiary, we will be required to report changes in the translated amount of this intercompany borrowing through earnings. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $1.1 million.

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

          At September 30, 2005, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, therefore, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2005.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, we may be involved in litigation relating to claims arising out of our operations. On September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages. On October 20, 2005, we filed a motion to dismiss certain claims against Diamond and all claims against Heska, as well an answer to United’s claims, affirmative defenses and counterclaims on behalf of Diamond. While we intend to pursue the matter vigorously and believe we are entitled to damages from United and that United is not entitled to damages from Heska or Diamond, there can be no assurance the ultimate resolution of this case will refelct our current beliefs.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.    Exhibits

                (a)   Exhibits

Number	Notes	Description
10.1		Director Compensation Policy.
31.1		Certification Under Section 302 of Sarbanes-Oxley Act.
31.2		Certification Under Section 302 of Sarbanes-Oxley Act.
32.1		Certification Under Section 906 of Sarbanes-Oxley Act.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: November 14, 2005	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: November 14, 2005	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)