Form 10-K
period 2005-12-31
HESKA CORP
filed 2006-03-31
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $42,332,517 as of June 30, 2005 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

50,206,517 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at March 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Control and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-K also refers to trademarks and trade names of other organizations.

i

Statement Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “anticipates,”  “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2006 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A .

Internet Site

Out Internet address is www.heska.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this annual report on Form 10-K.

Where You Can Find Additional Information

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580,
100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Heska, that file electronically with the Securities and Exchange Commission.

PART I

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

Our business is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment (“CCA”) includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by us as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as Diamond Animal Health, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com. We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

Background

We were incorporated as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University. In 1995, we changed our name to Heska Corporation. Between 1996 and 1998, we expanded our business, making several acquisitions. During 1999 and 2000, we restructured and refocused our business, making several divestitures.

We continued to pursue operating efficiencies and rationalize our business in 2001 and 2002. In late 2001, we modified our sales strategy to a distributor-focused model and entered into distribution agreements with over 20 third-party veterinary distributors. We eliminated several direct sales positions as a result. We also consolidated our European operations into one facility in the fourth quarter of 2001. In the first half of 2002, we eliminated several positions, primarily in research and development, to lower our expense base. In July 2002, we licensed to Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses. This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets. In the years 2003 through 2005, we have continued to focus our efforts on operating improvements.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Instruments

We offer a broad line of veterinary diagnostic, monitoring and other instruments which are described below. We also market and sell consumable supplies for these instruments.

Diagnostic Instruments. Our line of veterinary diagnostic instruments includes the following:

•                  Electrolytes and Blood Gases: The i-STAT Portable Clinical Analyzer is a handheld, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, in whole blood. We are supplied this instrument and affiliated cartridges and supplies under a contractual agreement with i-STAT Corporation (a unit of Abbott Laboratories).

•                  Blood Chemistry: The SPOTCHEM EZ Automated Dry Chemistry System is a compact benchtop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis. It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system. We are supplied this instrument and affiliated test strips under a contractual agreement with Arkray Global Business, Inc.

•                  Hematology: The HESKA CBC-DIFF Veterinary Hematology System is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. We are supplied this instrument and affiliated reagents and supplies under a contractual agreement with Boule Medical AB.

Monitoring and Other Instruments. The use by veterinarians of the types of patient monitoring products that are taken for granted in human medicine is becoming the state of the art in companion animal health. Our line of veterinary monitoring instruments includes the following:

•                  The VET/OX G2 DIGITAL Monitor is a veterinary monitor with a “digital-at-the-source” sensor, providing a digital signal starting at the tip of the sensor where the signal is generated (pulse oximetry monitors typically use an analog sensor). It monitors heart rate, oxygen saturation, respiratory rate and body temperature in a portable, rugged, easy-to-use package.

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

We currently market and sell heartworm diagnostic tests for both dogs and cats. SOLO STEP CH for dogs and SOLO STEP FH for cats are available in point-of-care, single use formats that can be used by veterinarians on site. We also offer SOLO STEP CH Batch Test Strips, a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time. We obtain SOLO STEP CH, SOLO STEP FH and SOLO STEP Batch Test Strips under a contractual agreement with Quidel Corporation (“Quidel”).

Early Renal Damage Detection Products. Renal damage is a leading cause of death in both dogs and cats. Several inflammatory, infectious or neoplastic diseases can damage an animal’s kidneys. It is estimated that 70% to 80% of kidney function is already destroyed before veterinarians can detect renal damage using traditional tests. Early detection is key to eliminate the causes and to mitigate the effects of kidney damage. Identification and treatment of the underlying cause of kidney damage can slow the progression of disease and add quality years to an animal’s life.

Our E.R.D.-HEALTHSCREEN Canine Urine Test and our E.R.D.-HEALTHSCREEN Feline Urine Test are rapid in-clinic immunoassay tests designed to detect microalbuminuria, the most sensitive indicator of renal damage.

Veterinary Diagnostic Laboratory Services and Products

Allergy Diagnostic Services. Allergy is common in companion animals, and it is estimated to affect approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient. The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

We have veterinary diagnostic laboratories in Loveland, Colorado and Fribourg, Switzerland. Both diagnostic laboratories offer blood testing using our ALLERCEPT Definitive Allergen Panels, which provide the most accurate determination of the specific allergens to which an animal, such as a dog, cat or horse, is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed later in this document. In our Fribourg diagnostic laboratory we also offer blood testing using our ALLERCEPT E-SCREEN Test, which detects the presence of allergen-specific IgE. Animals testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.

Other Products and Services. In 2005, we introduced and sold ERD Reagent Packs used to detect microalbuminuria, the most sensitive indicator of renal damage, to Antech Diagnostics, the laboratory division of VCA Antech, Inc., for use in its veterinary diagnostic laboratories. In Europe, we sell kits to conduct blood testing using our ALLERCEPT Definitive Allergen Panels and our ALLERCEPT E-SCREEN Test to third-party veterinary diagnostic laboratories.

Our Loveland veterinary diagnostic laboratory currently also offers testing using our canine and feline heartworm, renal damage, immune status and flea bite allergy assays as well as other diagnostic services including polymerase chain reaction, or PCR, based tests for certain infectious diseases. Our Loveland diagnostic laboratory is currently staffed by medical technologists experienced in animal disease and several additional technical staff.

We intend to continue to use our Loveland veterinary diagnostic laboratory both as a stand-alone service center for our customers and as an adjunct to our product development efforts. Many of the assays which we intend to develop in a point-of-care format are initially validated and made available in the veterinary diagnostic laboratory. The assay will remain available there following the introduction of the analogous point-of-care test.

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

We sell the FELINE ULTRANASAL FVRCP Vaccine, a three-way modified live vaccine combination to prevent disease caused by the three most common respiratory viruses of cats:  calicivirus, rhinotracheitis virus and panleukopenia virus. Our two-way modified live vaccine combination, FELINE ULTRANASAL FVRC, prevents disease caused by calicivirus and rhinotracheitis. These vaccines are administered without needle injection by dropping the liquid preparation into the nostrils of cats. Our vaccines avoid injection site side effects, and we believe they are very efficacious.

Pharmaceuticals and Supplements

Heartworm Prevention. We have an agreement with Schering-Plough Animal Health Corporation (“SPAH”), the worldwide animal health care business of Schering-Plough Corporation, granting SPAH the distribution and marketing rights in the United States for TRI-HEART Plus Chewable Tablets, our canine heartworm prevention product. TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility. We sell our canine heartworm prevention product in South Korea through an independent third-party distributor.

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

Hypothyroid Treatment. We sell a chewable thyroid supplement, THYROMED Chewable Tablets, for treatment of hypothyroidism in dogs. Hypothyroidism is one of the most common endocrine disorders diagnosed in older dogs, treatment of which requires a daily hormone supplement for the lifetime of the animal. THYROMED Chewable Tablets contain the active ingredient Levothyroxine Sodium, which is a clinically proven replacement for the naturally occurring hormone secreted by the thyroid gland. The chewable formulation makes this daily supplement convenient and easy to administer.

Other Vaccines, Pharmaceuticals and Products Segment

 We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”). We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands – registered trademarks of AgriLabs. AgriLabs has rights to sell these bovine vaccines in the United States, Africa, China, Mexico and Taiwan to December 2013. Subject to minimum purchase requirements, AgriLabs’ rights in these regions will be exclusive at least to December 2009 and could remain exclusive up to December 2013 based on other contractual arrangements. We have the right to sell these bovine vaccines to any party of our choosing in other regions of the world. AgriLabs has non-exclusive rights to these vaccines in Canada to December 2009. We also manufacture other bovine products not covered under the agreement with AgriLabs.

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

In July 2002, we made a strategic decision to focus on the canine and feline animal health markets. At that time, we licensed certain of our Flu AVERT I.N. vaccine rights to Intervet Inc., a unit of Akzo Nobel. We currently manufacture this product for Intervet Inc., although Intervet Inc. is free to manufacture the product itself. Intervet Inc. has global distribution rights to this product.

Marketing, Sales, Distribution and Customer Support

We estimate that there are approximately 40,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 20,000 clinics in the United States. In 2005, our products were sold to approximately 13,500 such clinics in the United States. All our Core Companion Animal Health Products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and SPAH in the case of our heartworm preventive. Our direct sales force currently consists of 28 territory managers and 4 regional managers responsible for sales in various parts of the United States. Our inside sales force consists of 20 persons.

Our independent third-party distributors in the U.S. purchase and market our Core Companion Animal Health products utilizing their direct sales forces. We currently have agreements with 24 regional distributors with approximately 700 representatives. We believe that one of our largest competitors, IDEXX Laboratories, Inc. (“IDEXX”), effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. As a result, 10 of these 24 regional distributors with approximately 225 representatives carry our full product line. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full line of products and significantly restrict our ability to market our products to veterinarians. To be successful, we will need to continue to attract and retain sufficient independent distributors and train the sales personnel of our distributors about our products.

We have a full staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians. Individuals from our research and development group may also be used as a resource in responding to certain product inquiries.

Internationally, we market our products to veterinarians primarily through corporate agreements and independent third-party distributors. For example, Novartis Agro K.K. (Novartis Animal Health K.K. Tokyo) exclusively markets and distributes SOLO STEP CH in Japan.

All OVP products are marketed and sold by third parties under third party labels. AgriLabs currently has exclusive sales and marketing rights to certain of our bovine vaccines, which are sold primarily under the Titanium® and MasterGuard® labels, in the United States and certain international regions.

We grant third parties rights to certain of our existing products as well as to our intellectual property, with our compensation often taking the form of royalties and/or milestone payments. For example, we have an agreement with Nestlé Purina PetCare Company (“Purina”), a unit of Nestlé S.A., under which Purina pays royalties on certain pet food products it markets based on our patent-protected science.

Manufacturing

The majority of our product revenue is from products manufactured by third parties. Third parties manufacture our veterinary diagnostic and patient monitoring instruments, including our various instruments and affiliated consumable supplies, as well as other products including our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests. Our handheld analyzers and affiliated supplies are supplied under a contractual agreement with i-STAT Corporation (a unit of Abbott Laboratories), our chemistry analyzers and affiliated supplies are supplied under a contractual agreement with Arkray Global Business, Inc., our hematology analyzers and affiliated supplies are supplied under a contractual agreement with Boule Medical AB, and our digital monitor and affiliated supplies are supplied under a contractual agreement with Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.). ALK-Abelló, Inc. and Greer Laboratories, Inc. manufacture our immunotherapy treatment products. Diagnostic Chemicals Limited manufactures our E.R.D.- HEALTHSCREEN Urine Tests and our ERD Reagent Packs used to detect microalbuminuria in veterinary diagnostic laboratories. Quidel and we, at our Des Moines facility, manufacture our heartworm point-of-care diagnostic tests.

Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration (“FDA”), and Drug Enforcement Agency (“DEA”) licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our FELINE ULTRANASAL Vaccines and all our OVP segment products at this facility. Our OVP segment’s customers purchase products in both bulk and finished format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are available from several sources.

Product Development

We are committed to providing innovative products to address significant unmet health needs of companion animals. We may obtain such products from external sources, external collaboration or internal research and development.

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:

•                  Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•                  Diagnostic Chemicals, Ltd., for the development of the canine and feline E.R.D.-HEALTHSCREEN Urine Tests and ERD Reagent Packs to detect microalbuminuria;

•                  Boule Medical AB for the development of veterinary applications for the HESKA CBC-DIFF Hematology System and associated reagents.

Internal research is managed by multidisciplinary product-associated project teams that consist of microbiologists, immunologists, geneticists, biochemists, molecular biologists, parasitologists and veterinarians, as appropriate. We have historically been an R&D-focused company and currently employ approximately 37 scientists, of whom approximately 35% hold doctoral degrees. We incurred expenses of $6.1 million, $5.9 million and $3.7 million in the years ended December 31, 2003, 2004 and 2005, respectively, in support of our research and development activities.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The proprietary technologies of our OVP segment and Heska AG, our operating subsidiary in Switzerland, are primarily protected through trade secret protection of, for example, our manufacturing processes in these areas.

We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2005, we owned, co-owned or had rights to 204 issued U.S. patents and 67 pending U.S. patent applications expiring at various dates from June 2008 to February 2022. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our foreign patent portfolio as of December 31, 2005 included 202 issued patents and 147 pending applications in various foreign countries.

We have entered into a number of out licensing agreements to realize additional value in certain of our intellectual property assets in fields outside of our core focus. For example, in 1998 we obtained rights from ImmuLogic Pharmaceutical Corporation to an intellectual property portfolio including a number of major allergens and the genes that encode them for use in veterinary as well as human allergy applications. In order to realize additional value from that portfolio, we have granted licenses and options for licenses to several companies, including ALK-Abello A/S, Circassia, Ltd., Indoor Biotechnologies, Ltd., Meiji Milk Products Company, Ltd. and Phadia AB (formerly Pharmacia Diagnostics AB), for the use of those allergens in the fields of diagnosis and treatment of human allergy.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies.

Seasonality

Certain portions of our business are subject to seasonality. For example, in our CCA segment, sales of our veterinary instruments historically have tended to be highest in the fourth quarter. We expect to experience less seasonality than we have in the past due to factors including increased instrument consumable revenue, which does not tend to be seasonal, and changes in the timing of certain product promotions. We expect the last six months of the year will outperform the first half of the year, both in terms of revenue and profitability.

Government Regulation

Although the majority of our product revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the U.S. government agencies that regulate animal health products:

•                  USDA. Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

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

A number of our animal health products are not regulated. For example, certain products such as our E.R.D.-HEALTHSCREEN Urine Tests and our ALLERCEPT panels, as well as other reference lab tests, are not regulated by either the USDA or FDA. Similarly, none of our veterinary diagnostic instruments or patient monitoring instruments require regulatory approval to be marketed and sold. Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

We have pursued regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country. To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Food Inspection Agency, or CFIA, in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF, and in certain European and other Asian countries requiring such approval.

The status of regulatory approval for our major products and products in development both in the United States and elsewhere is summarized below.

Products	Country	Regulated	Agency	Status
Veterinary Medical Instrumentation	United States EU	No No
ALLERCEPT Definitive Allergen Panels	United States EU	No No
E.R.D.-HEALTHSCREEN Canine Urine Test	United States EU Canada Japan	No No-in most countries No Yes	MAFF	Pending
E.R.D.-HEALTHSCREEN Feline Urine Test	United States EU Canada Japan	No No-in most countries No Yes	MAFF	Pending
FELINE ULTRANASAL FVRC Vaccine	United States	Yes	USDA	Licensed
FELINE ULTRANASAL FVRCP Vaccine	United States	Yes	USDA	Licensed
HESKA F.A. Granules	United States	No
SOLO STEP CH	United States EU Canada Japan	Yes No-in most countries Yes Yes	USDA CFIA MAFF	Licensed Licensed Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed
SOLO STEP FH	United States	Yes	USDA	Licensed
TRI-HEART Plus Heartworm Preventive	United States Korea	Yes Yes	FDA NVRQS	Approved Approved

Competition

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical Limited and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Companies with a significant presence in the animal health market such as Bayer AG, Intervet International bv (a unit of Akzo Nobel), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth (formerly American Home Products) may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

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

Employees

As of December 31, 2005, we and our subsidiaries employed 286 people, of whom 103 were in sales, marketing, distribution and customer support, 91 were in manufacturing, materials management and veterinary diagnostics laboratories, 55 were in management and administration and 37 were in research, development, and regulatory affairs. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 29, 2006 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	54	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	37	Executive Vice President, Chief Financial Officer and Secretary
Joseph H. Ritter, D.V.M.	57	Executive Vice President, Global Business Operations
Carol Talkington Verser, Ph.D.	53	Executive Vice President, Intellectual Property and Business Development
Michael A. Bent	51	Vice President, Principal Accounting Officer and Controller

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

Joseph H. Ritter, D.V.M. was appointed Executive Vice President, Global Business Operations in February 2006. Since February 2004, he was Vice President, Marketing and International Business. Also during part of 2004 Dr. Ritter was responsible for our sales force. From October 2002 until February 2004, he was Heska’s Vice President of International Business. From 1995 until 2002 he was President and owner of Veterinary Specialties, Inc., a veterinary products distribution company. From 1984 to 1995, Dr. Ritter held various senior positions at Mallinckrodt Veterinary, Inc. including Group Vice President, America and Asia. He holds a Doctorate of Veterinary Medicine from the University of Illinois and a M.B.A. with an emphasis on international finance from the American Graduate School of International Management

Carol Talkington Verser, Ph.D., was appointed Executive Vice President, Intellectual Property and Business Development in February 2001. From June 2000 until January 2001 she was Vice President, Intellectual Property and Business Development. From July 1996 to May 2000, she served us as Vice President, Intellectual Property. From July 1995 to June 1996, Dr. Verser served us as Director, Intellectual Property. From July 1991 to June 1995, Dr. Verser was a Patent Agent and Technical Specialist at Sheridan, Ross and McIntosh, an intellectual property law firm. Dr. Verser holds a Ph.D. in cellular and developmental biology from Harvard University and a B.S. in biological sciences from the University of Southern California.

Michael A. Bent was appointed Vice President, Principal Accounting Officer and Controller in May 2002. From September 1999 until April 2002, he was Corporate Controller. From November 1993 until September 1999, Mr. Bent was Director, Accounting Operations at Coors Brewing Company. Mr. Bent holds a B.S. in accounting from the University of Wyoming. Mr. Bent is a CPA in Colorado and Wyoming.

Item 1A. Risk Factors

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

We may be unable to successfully market, sell and distribute our products.

We may not successfully develop and maintain marketing, distribution or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing, sales and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell our Core Companion Animal Health products only to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.

We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 10 independent third-party distributors who carry our full line of Core Companion Animal Health products, approximately 14 independent third-party distributors who carry portions of our Core Companion Animal Health product line and through a direct sales force of approximately 28 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. Products provided by these suppliers represent a majority of our revenues. We currently rely on these suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (a unit of Abbott Laboratories), Arkray Global Business, Inc., Boule Medical AB and Quidel. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. Although we believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2006 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•                  The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•                  High switching costs. In certain of our medical products we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. We likely would have to train our salesforce, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

•                  Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.

•                  Loss of exclusivity. Current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase.

•                  Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply, which may be difficult to find unless it is under terms that are less advantageous.

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

•                  Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.

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

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.

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

•                  our ability to maintain relationships with distributors;

•                  large customers failing to purchase at historical levels, including changes in distributor purchasing patterns and inventory levels;

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

If our actual performance deviates from our operating plan, which anticipates we will be profitable in fiscal 2006 as a whole, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following:  (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets, or refinancing loans currently outstanding on properties with historical appraised values significantly in excess of related debt; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We may not find any third parties interested in licensing our intellectual property or purchasing any of our assets, products or marketing rights in a timely manner, or at all. If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects. Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We may be required to obtain an audit of our internal controls for the year ending December 31, 2006 if we are an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, on June 30, 2006, and, if so, our general and administrative costs are likely to increase in 2006. Actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs, as could further legislative action.

We may not be able to achieve sustained profitability.

Prior to 2005, we have incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2005, we had an accumulated deficit of $209.8 million. Notwithstanding our positive net income in 2005 and our expectation of profitability for 2006 as a whole, we have not consistently achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to at least limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., Agenix Limited and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG,  Intervet International bv (a unit of Akzo Nobel N.V.), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation,  Virbac S.A. and Wyeth (formerly American Home Products), may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

The loss of significant customers could harm our operating results.

Although no single customer accounted for more than 10% of our consolidated revenue or accounts receivable for either of the twelve month periods ended December 31, 2004 and 2005, revenue from our contract with AgriLabs comprised approximately 15% of consolidated revenue in 2003. While we do not have any other customers who represented more than 10% of revenues over the last three years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. For example, on March 8, 2006, Henry Schein, Inc. (“Henry Schein”) announced a definitive agreement to acquire NLS Animal Health (“NLS”). Henry Schein is our largest independent third party distributor and NLS is a distributor of IDEXX products. We believe IDEXX effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If Henry Schein were to decide not to carry our full product line due to prohibitions IDEXX effectively places on its distributors or for other reasons, our sales would likely suffer as it is unlikely we would completely recover the corresponding lower sales to Henry Schein through direct sales and sales through other distributors.

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

We license technology from a number of third parties, including New England Biolabs, Inc. and Roche Molecular Systems, Inc., as well as a number of research institutions and universities. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. While we currently do not have any unresolved notices of infringement, there is no assurance that there will be none in the future. Any legal action against us or our collaborators may require us or our collaborators to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, we may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators from commercializing our products under development and could substantially harm our business.

We may also face legal disputes relating to other areas of our business. These disputes may require significant expenditures on our part and could have material adverse consequences on our business in the case of an unfavorable ruling or settlement. For example, on September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages. On October 20, 2005, we filed a motion to dismiss certain claims against Diamond and all claims against Heska, as well as an answer to United’s claims, affirmative defenses and counterclaims on behalf of Diamond. Both sides subsequently filed amended complaints and the matter is ongoing. While we intend to pursue the matter vigorously and believe we are entitled to damages from United and that United is not entitled to damages from Heska or Diamond, there can be no assurance the ultimate resolution of this case will reflect our current beliefs.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.56 to a high of $1.71. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. While we believe we are currently in compliance with all Nasdaq requirements, we have not always been able to maintain compliance in the past and there can be no assurance we will maintain compliance in the future. For example, in 2005 we received two communications from Nasdaq advising us we had failed to comply with the minimum $1.00 per share bid price requirement and the $35 million minimum value of listed securities requirement, respectively. While we subsequently received communications from Nasdaq advising us we have regained compliance in both matters and that both matters are now closed, there can be no assurance we will continue to meet these requirements or other requirements in the future. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

If we are unable to maintain various financial and other covenants under our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo, as amended and restated in December 2005 and under prior agreements, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants in the past, including in the first four months of 2005 and on June 30, 2005. Wells Fargo granted us a waiver of non-compliance in each case. However, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future.

Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default under the loan and could cause all outstanding amounts and loans with our other lenders to become immediately due and payable, or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

Obtaining and maintaining regulatory approvals in order to market our regulated products may be costly and delay the marketing and sales of our products.

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

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including Dr. Robert Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have an employment agreement with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

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

We may face product returns and product liability litigation in excess of or not covered by our insurance coverage. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could substantially decline.

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

Certain of our products and development programs produced at the Iowa facility involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result. Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations, significant remediation costs and potential legal liability. In addition, we may incur substantial costs to comply with environmental regulations if we choose to expand our manufacturing capacity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our principal administrative and research and development activities are located in Loveland, Colorado. We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an 18-year lease agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland is leased.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. On September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages. On October 20, 2005, we filed a motion to dismiss certain claims against Diamond and all claims against Heska, as well as an answer to United’s claims, affirmative defenses and counterclaims on behalf of Diamond. Both sides subsequently filed amended complaints and the matter is ongoing. While we intend to pursue the matter vigorously and believe we are entitled to damages from United and that United is not entitled to damages from Heska or Diamond, there can be no assurance the ultimate resolution of this case will reflect our current beliefs.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated below.

	High	Low
2004
First Quarter	$3.24	$1.86
Second Quarter	2.54	1.22
Third Quarter	1.83	1.00
Fourth Quarter	1.86	1.05
2005
First Quarter	1.28	0.75
Second Quarter	0.84	0.56
Third Quarter	0.93	0.61
Fourth Quarter	1.35	0.85
2006
First Quarter (through March 29)	1.71	1.13

As of March 14, 2006, there were approximately 316 holders of record of our common stock and approximately 3,300 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2005, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	11,989,582	$1.33	3,190,798	(1)
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	11,989,582	$1.33	3,190,798

(1)          Excludes shares authorized for issuance in connection with our 1997 Stock Incentive Plan which are subject to an automatic annual increase of 1,500,000 shares on January 1, 2006.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$46,386	$50,151	$64,033	$65,687	$67,549
Research, development and other	1,897	1,175	1,292	2,004	1,888
Total revenue	48,283	51,326	65,325	67,691	69,437

Cost of revenue:
Cost of products sold	28,655	30,201	38,399	42,253	42,515
Cost of research, development and other	1,376	734	626	729	1,095
Total cost of revenue	30,031	30,935	39,025	42,982	43,610

Gross profit	18,252	20,391	26,300	24,709	25,827

Operating expenses:
Selling and marketing	13,981	13,128	15,750	15,616	14,020
Research and development	12,189	7,836	6,146	5,891	3,749
General and administrative	8,181	6,755	7,083	7,442	7,187
Restructuring expenses, loss on sale of assets and other	2,023	1,007	515	—	—
Total operating expenses	36,374	28,726	29,494	28,949	24,956
Income (loss) from operations	(18,122)	(8,335)	(3,194)	(4,240)	871
Interest and other expense, net	569	334	214	575	774
Income (loss) before income taxes	(18,691)	(8,669)	(3,408)	(4,815)	97
Income tax expense (benefit)	—	—	51	—	(185)
Net income (loss)	$(18,691)	$(8,669)	$(3,459)	$(4,815)	$282
Basic and diluted net income (loss) per share	$(0.48)	$(0.18)	$(0.07)	$(0.10)	$0.01
Shares used for basic net income (loss) per share	38,919	47,720	48,115	49,029	49,650
Shares used for diluted net income (loss) per share	38,919	47,720	48,115	49,029	50,438

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,710	$6,026	$4,877	$4,982	$5,231
Total current assets	25,675	24,700	28,717	28,442	26,845
Total assets	37,757	35,585	38,896	38,724	36,784
Line of credit	5,737	7,596	7,528	10,375	9,453
Current portion of long-term debt and capital leases	815	2,338	783	302	1,263
Total current liabilities	17,460	19,274	18,516	23,269	20,722
Long-term debt and capital leases	2,109	770	1,746	1,466	2,703
Long-term deferred revenue and other	1,022	6,331	11,978	11,410	10,126
Total stockholders’ equity	17,166	9,210	6,656	2,579	3,233

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of March 29, 2006, and we undertake no duty to update this information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% of 2005 product revenue, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 19% of 2005 product revenue.

The Core Companion Animal Health segment (“CCA”) includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

Diagnostic and monitoring instruments and supplies represented approximately 45% of our 2005 product revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Historically, most revenue growth from consumables has resulted from an increased number of instruments in the field and not greater revenue per instrument. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 36% of our 2005 product revenue. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm preventive, our heartworm diagnostic tests, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

While we have decreased year-over-year operating expenses in both 2004 and 2005 and intend to continue to exercise disciplined expense control, we expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue in this segment grew 4% in 2005 as compared to 2004 and has grown at a compounded annual growth rate of 20% since 1998, our first full year as a public company.

The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of our OVP segment’s revenue. Subject to certain purchase minimums, under our long term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

•                  Price is fixed or determinable; and

•                  Collectibility is reasonably assured.

Revenue from the sale of products is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf lives of our products. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our product revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

Capitalized Patent Costs

We defer and capitalize certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We own a portfolio of patents not currently utilized in our product development or manufacture. Several entities have paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believe that we have an obligation to protect the underlying patents, we defer the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that support the agreements. We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing its technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized.  These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized.  Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $420 thousand, $541 thousand and $187 thousand for the years ended December 31, 2003, 2004 and 2005, respectively and amortized approximately $145 thousand, $393 thousand and $157 thousand for the same periods, respectively.

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years.

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net:
Core companion animal health	$47,645	$52,719	$54,716
Other vaccines, pharmaceuticals and products	16,388	12,968	12,833
Total product revenue	64,033	65,687	67,549
Research, development and other	1,292	2,004	1,888
Total revenue, net	65,325	67,691	69,437

Cost of revenue:
Cost of products sold	38,399	42,253	42,515
Cost of research, development and other	626	729	1,095
Total cost of revenue:	39,025	42,982	43,610

Gross profit	26,300	24,709	25,827

Operating expenses:
Selling and marketing	15,750	15,616	14,020
Research and development	6,146	5,891	3,749
General and administrative	7,083	7,442	7,187
Other	515	—	—
Total operating expenses	29,494	28,949	24,956
Income (loss) from operations	(3,194)	(4,240)	871
Interest and other expense, net	214	575	774
Income (loss) before income taxes	(3,408)	(4,815)	97
Income tax expense (benefit)	51	—	(185)
Net income (loss)	$(3,459)	$(4,815)	$282
Basic and diluted net income (loss) per share	$(0.07)	$(0.10)	$0.01

Revenue

Total revenue, which includes product revenue, sponsored research and development and other revenue, increased 3% to $69.4 million in 2005 compared to $67.7 million in 2004. Total revenue for 2004 increased 4% to $67.7 million from $65.3 million in 2003. Product revenue increased 3% to $67.5 million in 2005 compared to $65.7 million in 2004. Product revenue increased 3% to $65.7 million in 2004 compared to $64.0 million in 2003.

Core Companion Animal Health segment product revenue increased 4% to $54.7 million in 2005 compared to $52.7 million in 2004. Key factors in the increase were higher sales of our instrument consumables, our heartworm preventive and our microalbumin laboratory packs, the latter of which we began to sell in 2005, somewhat offset by lower sales of our hematology instruments due to an offer to certain customers who had previously purchased a hematology analyzer to upgrade to our new hematology analyzer during 2004 which was not repeated in 2005, and of our heartworm diagnostic tests.

2004 product revenue from our Core Companion Animal Health segment increased 11% to $52.7 million compared to $47.6 million in 2003. Key factors in the increase were greater sales of our canine heartworm preventive, which was launched in the fourth quarter of 2003, our instrument consumables and our new hematology analyzer. These increases were somewhat offset by lower domestic sales of our canine heartworm diagnostic test.

Other Vaccines, Pharmaceuticals and Products segment (“OVP”) product revenue decreased 1% to $12.8 million in 2005 compared to $13.0 million in 2004. The decrease in 2005 was due to lower sales of small mammal vaccines, somewhat offset by increased sales of our bovine vaccines under our contract with AgriLabs and our fish vaccines.

2004 product revenue from OVP decreased 21% to $13.0 million compared to $16.4 million in 2003. The decrease in 2004 was due to lower sales of our bovine vaccines under our contract with AgriLabs and a customer who had purchased for European distribution in 2003, but not in 2004, somewhat offset by increased sales of small mammal vaccines and bulk bovine biologicals.

Revenue from research and development services and other services decreased by 6% to $1.9 million in 2005 from $2.0 million in 2004. This decrease was primarily due to the reduced level of activity for research and development efforts for third parties. The 2004 increase of 55% to $2.0 million from $1.3 million in 2003 also reflects increases in license fees received in prior years which are being recognized over several years.  We recognized approximately $486 thousand and $269 thousand in 2004 and 2005, respectively, for the acceleration of deferred revenue related to terminated licensing agreements.

In 2006, we expect continued growth in our Core Companion Animal Health segment. We anticipate OVP revenue will experience a slight decline from 2005. We expect research, development and other revenue to decline slightly in 2006 as compared to 2005.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories.  Cost of revenue totaled $43.6 million for the twelve months ended December 31, 2005, a 2% increase as compared to $43.0 million for the corresponding period in 2004.  Gross profit increased 5% to $25.8 million for 2005 as compared to $24.7 million in 2004.  Gross Margin, i.e. gross profit divided by total revenue, increased slightly to 37.2% for 2005 as compared to 36.5% in 2004.  Cost of revenue totaled $43.0 million for 2004, a 10% increase as compared to $39.0 million for 2003.  Gross profit decreased 6% to $24.7 million for 2004 as compared to $26.3 million in 2003.  Gross Margin decreased to 36.5% for 2004 as compared to 40.3% in 2003.

Cost of products sold increased 1% to $42.5 million in the twelve months ended December 31, 2005 from $42.3 million in 2004.  Gross profit on product revenue increased 7% to $25.0 million for 2005 from $23.4 million in the prior year.  Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 37.1% in 2005 as compared to 35.7% in 2004.  Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced and increased instrument consumable sales, which typically carry a higher than average gross margin, somewhat offset by certain supplier price increases resulting from a contract renegotiation in the second half of 2004. Cost of products sold increased 10% to $42.3 million in 2004 as compared to $38.4 million in 2003.  Gross profit on product revenue decreased 9% to $23.4 million for 2004 from $25.6 million in 2003.  Product Gross Margin decreased to 35.7% in 2004 as compared to 40.0% in 2003.  The decline was principally due to significantly lower gross margins on OVP product sales, lower gross margins on sales of diagnostic instruments, the loss of relatively high margin consumable sales to the installed base of end users of our previous hematology instrument, price increases on certain products we purchase and lower gross margins on sales of our heartworm diagnostic products.  Significantly lower OVP gross margins were due to sales from a greater proportion of relatively lower gross margin products as compared to 2003.  A significant reason for the decline in gross margin in new instrument product sales was an offer to certain customers who had previously purchased a hematology analyzer from us to upgrade to our new hematology analyzer, which was launched in January 2004.  We initially made a decision to make this offer to certain customers in January 2004 and subsequently extended the period the offer was available through the second quarter of 2004 as business conditions changed.  We settled litigation with the supplier of our previous hematology instrument and agreed not to sell certain consumables to the installed base of end users of our previous hematology instrument until December 2004.  This, as well as competition from the supplier of our previous hematology instrument, reduced our sales of relatively high margin consumables to the installed base of end users of our previous hematology instrument.  The price increases on certain products we purchase referred to above was the result of a contract renegotiation in the second half of 2004.  Lower gross margins on sales of our heartworm diagnostic products were primarily the result of increased competition.

Cost of research, development and other revenue increased 50% to $1.1 million in the twelve months ended December 31, 2005 as compared to $729 thousand in 2004.  Gross profit on research, development and other revenue decreased 38% to $793 thousand for 2005 from $1.3 million in 2004.  Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, declined to 42.0% for 2005 as compared to 63.6% in 2004.  The primary reason for the decrease is a greater proportion of patent-related costs being expensed as incurred in 2005 rather than capitalized when compared to the prior year. Cost of research, development and other revenue increased 16% to $729 thousand in 2004 as compared to $626 thousand in 2003.  Gross profit on research, development and other revenue increased 91% to $1.3 million for the twelve months ended December 31, 2004 from $666 thousand in 2003.  Other Gross Margin increased to 63.6% for 2004 as compared to 51.5% in 2003.  The primary reason for the increase was the recognition of license fee revenue received in previous years which was recognized in 2004 when certain third parties did not extend their rights to certain of our patents and greater royalties on pet food products.

We expect our gross margin on product sales will increase in 2006 as compared to 2005 as we expect to sell a greater proportion of total sales in relatively higher margin products.

Operating Expenses

 Selling and marketing expenses decreased by 10% to $14.0 million in 2005 compared to $15.6 million in 2004 primarily due to marketing spending related to the initial rollout of our new hematology instrument and greater outside consulting fees related to corporate branding in 2004. Selling and marketing expenses decreased by 1% to $15.6 million in 2004 as compared to $15.8 million in 2003 due primarily to lower personnel costs at our European subsidiary.

Research and development expenses decreased by 36% to $3.7 million in 2005 from $5.9 million in 2004. Key factors in the decrease were lower personnel costs and spending on clinical trials. Research and development expenses decreased by 4% to $5.9 million in 2004 from $6.1 million in 2003. This decrease was due primarily to lower personnel costs.

General and administrative expenses decreased by 3% to $7.2 million in 2005 from $7.4 million in 2004. Key factors in the decrease were lower consulting fees and legal fees, somewhat offset by an increase in rent expense. General and administrative expenses increased by 5% to $7.4 million in 2004 from $7.1 million in 2003. Greater usage of consultants was a key factor in the increase. Our audit fees, including the usage of outside accountants and consultants for the anticipated need to comply with Section 404 of Sarbanes-Oxley, increased in 2004 when compared to 2003 as did the usage of consultants for various projects.

We recorded other operating expense of approximately $515 thousand in 2003 related to settlement costs associated with the resolution of litigation.

In 2006, we expect total operating expenses to increase as compared to 2005. We expect operating expenses generally will increase more slowly than increases in revenue.

Interest and Other Expense, Net

Interest expense increased to $1.1 million in 2005 from $690 thousand in 2004 and $459 thousand in 2003. The increase in both cases reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo Business, Inc. (“Wells Fargo”), negotiated spread rate increases with Wells Fargo and increases in Wells Fargo’s prime rate. The 2005 increase in interest expense was partially offset by a $249 thousand gain in Other, net, primarily due to gains on foreign currency translation of approximately $224 thousand. This foreign currency gain resulted primarily from a transaction under which funds were transferred from Heska AG, our operating subsidiary in Switzerland, to the United States-based parent company via an intercompany receivable/payable and certain inventory transactions involving non-U.S. dollar currencies. Because this intercompany loan was to be repaid in the foreseeable future, changes in the amount of U.S. dollars receivable by Heska AG resulting from changes in foreign currency exchange rates are required to be recorded through earnings or loss. The impact of the foreign currency exchange rate changes resulted in a gain on the loan due to a strengthening U.S. dollar relative to the Swiss franc. In 2004 and 2003, income from other, net of $90 thousand and $174 thousand, respectively, somewhat offset interest expense; this was primarily due to certain prior year tax credits in both cases. We do not expect such tax credits in the future.

We expect net interest expense to increase in 2006 due to additional term loan borrowings agreed to in July 2005 with Wells Fargo and as we use our revolving credit facility more extensively to fund our growth.

Income Tax Expense (Benefit)

Historically, we have not been consistently profitable and, accordingly, have not recognized a tax benefit on our pre-tax losses. Based on the profitable operating performance of Heska AG, we have concluded that our net operating loss carryforward (“NOL”) in Switzerland is realizable on a more-likely-than-not basis. We reduced the related valuation allowance in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand. This results in a deferred tax asset equal to the approximate value of income taxes Heska will recognize in its future statements of operations as income tax that it will not actually pay in cash as Heska utilizes its NOLs.

Heska AG has a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007. NOLs utilized during such a “tax holiday” do not contribute to the deferred tax asset as the tax rate is effectively zero during the tax holiday. These tax holidays reduce the amount of deferred tax asset that otherwise would be recorded by approximately $255 thousand. The Company does not have a “tax holiday” for federal taxes in Switzerland. Accordingly, we expect to incur approximately $75 thousand in 2006 tax expense related to federal taxes in Switzerland.

Net Income (Loss)

In 2005, we recorded the first full year of profitability in our history.  Our 2005 net income was $282 thousand as compared to annual losses of $4.8 million in 2004 and $3.5 million in 2003.  The 2005 improvement was due to increased product revenue, higher gross profit percentage on product sales, lower operating expenses and reversal of valuation allowances against our Swiss net operating loss deferred income tax assets for Heska AG.  The decrease in our net loss in 2004 as compared to 2003 was due primarily to our lower gross profit percentage on product sales.

In 2006, we expect to increase our net income primarily due to increased revenue and increased gross margins somewhat offset by increased operating expenses.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since inception in 1988. For the year ended December 31, 2005, we had total revenue of $69.4 million and net income of $282 thousand. In 2005, net cash provided by operations was $148 thousand. At December 31, 2005, we had $5.2 million of cash and cash equivalents, working capital of $6.1 million, $9.5 million of outstanding borrowings under our revolving line of credit, discussed below, and $4.0 million of other debt and capital leases.

At December 31, 2005, we had a $12.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At December 31, 2005, $9.5 million was outstanding under this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2005, interest on the term note was charged at a stated rate of Prime plus 2.75% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, as well as our other borrowings, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of December 31, 2005. At December 31, 2005, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $567 thousand.

At December 31, 2005, we also had outstanding obligations for long-term debt and capital leases totaling approximately $4.0 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate and had an outstanding balance at December 31, 2005 of approximately $905 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. The term loan had a stated interest rate of prime plus 2.75% on December 31, 2005. In July 2005, we borrowed an additional $2.5 million from Wells Fargo which was secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”). The Equipment Notes had a stated interest rate of prime plus 2.75% on December 31, 2005. Principal payments on the Equipment Notes of $46,296 plus interest are due monthly beginning February 1, 2006 with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable in May 2006 and the lender has subordinated its first security interest to Wells Fargo. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at December 31, 2005 of approximately $34 thousand, due in monthly installments through June 2006. This promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of our OVP segment’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $27 thousand at December 31, 2005. The terms of our debt agreement includes provisions where non-compliance with certain covenants could, in specified circumstances result in acceleration of the repayment of these borrowings.

Net cash flows from operating activities provided cash of $148 thousand in 2005 as compared to using $1.1 million in 2004 and providing $570 thousand in 2003. Major factors in the improvement in our cash provided from operations in 2005 as compared to the net used in 2004 were a $5.1 million improvement in our net income and an approximately $1.4 million improvement in cash provided by inventory; these items were somewhat offset by a  $2.1 million decrease in cash provided by deferred revenue and other long term liabilities, primarily related to an upfront payment received for marketing rights in 2004 not repeated in 2005, a $2.0 million decrease in cash provided by accounts payable and a $1.1 million dollar decrease in accrued liabilities. Our net use of cash for operations in 2004 as compared to the net cash provided in 2003 was due to product rights and licensing arrangements generating $4.6 million less in cash in 2004 than 2003, accounts payable providing $1.3 million less in 2004 compared to 2003 and an increased net loss of $1.4 million; these items were somewhat offset by $5.0 million in cash provided by accounts receivable due to the lower fourth quarter sales in 2004 as compared to 2003.

Net cash flows from investing activities used cash of $1.5 million in 2005, used cash of $1.4 million in 2004 and used cash of $1.8 million in 2003. Expenditures for property and equipment totaled approximately $1.4 million, $1.3 million and $1.4 million in 2005, 2004 and 2003, respectively. In 2004, approximately $1.8 million in capital expenditures and capitalized patent costs were somewhat offset by approximately $400 thousand of proceeds from the licensing of certain rights related to one of our products and $100 thousand of proceeds from the repayment of a loan. In 2003, approximately $1.8 million in capital expenditures and capitalized patent costs were somewhat offset by approximately $35 thousand of proceeds from the disposition of property and equipment.

Net cash flows from financing activities provided cash of $1.8 million in 2005 as compared to providing $2.5 million in 2004 and using $28 thousand in 2003. In 2005, the primary source of cash was $2.5 million from the Equipment Notes, somewhat offset by $922 thousand repayment of borrowings under our revolving line of credit with Wells Fargo. In 2004, the primary source of funds was $2.8 million in borrowings under our revolving credit facility. In 2003, $619 thousand in proceeds from the exercise of stock options and a new loan from the City of Des Moines related to our Des Moines facility provided cash of $819 thousand that offset cash used to repay other debt and capital lease obligations.

At December 31, 2005, we had intangible assets of approximately $1.5 million related to deferred patent costs. These deferred patent costs are being recognized as a component of cost of research, development and other on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had deferred revenue and other long term liabilities, net of current portion, of approximately $10.1 million. Included in this total is approximately $9.9 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. On December 31, 2004, we included approximately $142 thousand related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 in deferred revenue, net of current portion, and other.  We did not have a corresponding pension liability in deferred revenue, net of current portion, and other as of December 31, 2005.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts,  working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies under research and development are successfully developed, the extent of the market acceptance of any new products, changes required by us by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2006 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2006 and into 2007. Our financial plan for 2006 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following:  (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets, or refinancing loans currently outstanding on properties with historical appraised values significantly in excess of related debt; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See “Risk Factors” In Item 1A.

A summary of our contractual obligations at December 31, 2005 is shown below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term Debt	$3,939	$1,256	$2,683	$—	$—
Capital Lease Obligations	27	7	20	—	—
Interest Payments on Debt	1,527	1,230	249	48	—
Line of Credit	9,453	9,453	—	—	—
Operating Leases	27,365	1,257	4,043	2,890	19,175
Unconditional Purchase Obligations	14,581	5,246	9,035	300	—
Total Contractual Cash Obligations	$56,892	$18,449	$16,030	$3,238	$19,175

In addition to those agreements considered above where our contractual obligation is fixed, we are party to commercial agreements which may require us to make milestone payments under certain circumstances. All milestone obligations which we believe are likely to be triggered but are not yet paid are included in “Unconditional Purchase Obligations” in the table above. We do not believe other potential milestone obligations, some of which we consider to be of remote likelihood of ever being triggered, will have a material impact on our liquidity, capital resources or financial condition in the foreseeable future.

Net Operating Loss Carryforwards

As of December 31, 2005, we had a net domestic operating loss carryforward, or NOL, of approximately $171.7 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also have net operating loss carryforwards in Switzerland of approximately $1.9 million related to losses previously recorded by Heska AG. Heska AG also has a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements that are relevant to us include Statement of Financial Accounting Standards (“SFAS”) No. 123R.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. We intend to adopt this standard when required. On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R. Under the SEC’s new rule, companies in our position may implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005. We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we currently intend to adopt this standard effective on January 1, 2006 – the first day of our coming fiscal year. We intend to adopt SFAS No. 123R under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allowed for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans under APB No. 25. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS No. 123R adoption. This will result in recording compensation expense for periods after the effective date of SFAS No. 123R adoption. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On December 2, 2004 the Compensation Committee of the our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of our internal budget before any bonus payments were to be made, and approved the acceleration of vesting of outstanding but unvested stock options with an exercise price greater than $1.08. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded in 2004. This action effected options to purchase approximately 2.2 million shares, approximately 1.1 million of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded compensation expense related to these options of approximately $870 thousand on a pro forma basis for the year ending December 31, 2005. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which consists solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $540 thousand, was recorded in 2005. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. Had this action not been taken, and had all approximately 750 thousand options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $275 thousand on a pro forma basis for the nine months ending December 31, 2005. We also have an employee stock purchase plan under which we expect to recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated in 2005 based on our historical experience for time from option grant to option exercise for all employees and in 2004 and 2003 based on a software program to which an input was our historical exercise experience for current employees; we treated all employees in one grouping in all three years. Our expected volatility input was estimated based on our historical stock price volatility in 2005 and 2003 and a combination of our historical price volatility and a peer group volatility in 2004. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2005, 2004 and 2003. Our expected dividends input was zero in 2005, 2004 and 2003. Different assumptions could materially impact the resulting option value calculated. In the twelve months ended December 31, 2005, we had pro forma stock option compensation of approximately $3.020 million related to recognition of the vesting of options to purchase approximately 5.1 million shares. The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.1 years, expected volatility of 91%, risk-free interest rate of 4.01% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.98 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is “at-the-money” options to purchase approximately 5.1 million shares with a fair market stock value of $0.98 per share, and if the Benchmark Tranche is valued using an expected term of 3.1 years, expected volatility of 91%, a risk-free interest rate of 4.01% and expected dividends of zero, we obtain a fair value of approximately $3.020 million – the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.1 years and an expected volatility of 60% instead of 91%, we obtain a value of approximately $2.725 million, or a decrease of approximately $295 thousand as compared to the Benchmark Value.

Time to Expiration	Volatility
(in years)	15%	30%	45%	60%	75%	90%	105%	120%	135%	150%
1	2,622	2,336	2,050	1,769	1,494	1,223	963	718	478	254
2	2,397	2,009	1,621	1,249	887	545	228	(68)	(338)	(578)
3	2,203	1,749	1,295	861	453	80	(261)	(562)	(823)	(1,052)
4	2,025	1,524	1,024	550	116	(272)	(614)	(904)	(1,149)	(1,348)
5	1,861	1,325	790	295	(154)	(547)	(879)	(1,154)	(1,369)	(1,542)
6	1,708	1,147	586	70	(384)	(772)	(1,088)	(1,338)	(1,527)	(1,670)
7	1,560	984	402	(124)	(578)	(950)	(1,251)	(1,476)	(1,639)	(1,756)
8	1,422	831	239	(292)	(741)	(1,103)	(1,379)	(1,583)	(1,721)	(1,818)
9	1,290	693	86	(445)	(884)	(1,231)	(1,481)	(1,665)	(1,782)	(1,859)
10	1,162	560	(47)	(578)	(1,006)	(1,333)	(1,568)	(1,726)	(1,828)	(1,889)

Pro forma stock option compensation related to recognition of the vesting of options of approximately $3.020 million for the year ending on December 31, 2005 may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedules currently in place, we have approximately $83 thousand of compensation cost to be recognized after 2005 underlying employee stock options currently outstanding, approximately $78 thousand of which is to be recognized in 2006. Under our current Director Compensation Policy, we expect to recognize approximately $260 thousand of compensation expense for options we expect to issue to Outside Directors in 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is effected by changes in market interest rates. At December 31, 2005, approximately $9.5 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 9.93%. We also had approximately $5.2 million of cash and cash equivalents at December 31, 2005, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2005. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $43 thousand based on our outstanding balances as of December 31, 2005.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2005.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our 2005 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $900 thousand.

Item 8. Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heska Corporation:

We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

	/S/	KPMG LLP

Denver, Colorado
March 29, 2006

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$4,982	$5,231
Accounts receivable, net of allowance for doubtful accounts of $95 and $88, respectively	10,634	9,008
Inventories, net	11,726	11,654
Other current assets	1,100	952
Total current assets	28,442	26,845
Property and equipment, net	7,925	7,428
Intangible assets, net	1,499	1,529
Goodwill	643	714
Deferred tax asset, net of current portion	—	110
Other assets	215	158
Total assets	$38,724	$36,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,697	$5,186
Accrued liabilities	3,187	1,908
Current portion of deferred revenue	2,708	2,912
Line of credit	10,375	9,453
Current portion of capital lease obligations	6	7
Current portion of long-term debt	296	1,256
Total current liabilities	23,269	20,722
Capital lease obligations, net of current portion	27	20
Long-term debt, net of current portion	1,439	2,683
Deferred revenue, net of current portion, and other	11,410	10,126
Total liabilities	36,145	33,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 49,338,636 and 50,042,355 shares issued and outstanding, respectively	49	50
Additional paid-in capital	212,533	213,054
Deferred compensation	(67)	—
Accumulated other comprehensive income (loss)	170	(47)
Accumulated deficit	(210,106)	(209,824)
Total stockholders’ equity	2,579	3,233
Total liabilities and stockholders’ equity	$38,724	$36,784

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Product revenue, net:
Core companion animal health	$47,645	$52,719	$54,716
Other vaccines, pharmaceuticals and products	16,388	12,968	12,833
Total product revenue, net	64,033	65,687	67,549
Research, development and other	1,292	2,004	1,888
Total revenue, net	65,325	67,691	69,437

Cost of revenue:
Cost of products sold	38,399	42,253	42,515
Cost of research, development and other	626	729	1,095
Total cost of revenue	39,025	42,982	43,610

Gross profit	26,300	24,709	25,827

Operating expenses:
Selling and marketing	15,750	15,616	14,020
Research and development	6,146	5,891	3,749
General and administrative	7,083	7,442	7,187
Other	515	—	—
Total operating expenses	29,494	28,949	24,956
Income (loss) from operations	(3,194)	(4,240)	871
Interest and other expense (income):
Interest income	(71)	(25)	(63)
Interest expense	459	690	1,086
Other, net	(174)	(90)	(249)
Income (loss) before income taxes	(3,408)	(4,815)	97
Income tax expense (benefit)	51	—	(185)
Net income (loss)	(3,459)	(4,815)	282
Other comprehensive income (loss):
Foreign currency translation adjustments	159	207	(340)
Other	34	31	123
Other comprehensive income (loss)	193	238	(217)
Comprehensive income (loss)	$(3,266)	$(4,577)	$65
Basic and diluted net income (loss) per share	$(0.07)	$(0.10)	$0.01
Weighted average outstanding shares used to compute basic net income (loss) per share	48,115	49,029	49,650
Weighted average outstanding shares used to compute diluted net income (loss) per share	48,115	49,029	50,438

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Gain (Loss)	Deficit	Equity
Balances January 1, 2003	47,808	$48	$211,726	$(471)	$(261)	$(201,832)	$9,210
Issuance of common stock related to options, ESPP and other	1,022	1	618	—	—	—	619
Cancellation of restricted stock	(3)	—	(213)	213	—	—	—
Recognition of stock based compensation	—	—	—	93	—	—	93
Minimum pension liability adjustments	—	—	—	—	34	—	34
Foreign currency translation adjustments	—	—	—	—	159	—	159
Net income (loss)	—	—	—	—	—	(3,459)	(3,459)
Balances, December 31, 2003	48,827	49	212,131	(165)	(68)	(205,291)	6,656
Issuance of common stock related to options, ESPP and other	519	—	409	—	—	—	409
Cancellation of restricted stock	(7)	—	(7)	7	—	—	—
Recognition of stock based compensation	—	—	—	91	—	—	91
Minimum pension liability adjustments	—	—	—	—	31	—	31
Foreign currency translation adjustments	—	—	—	—	207	—	207
Net income (loss)	—	—	—	—	—	(4,815)	(4,815)
Balances, December 31, 2004	49,339	49	212,533	(67)	170	(210,106)	2,579
Issuance of common stock related to options, ESPP and other	769	1	579	—	—	—	580
Repurchase of stock	(66)	—	(58)	—	—	—	(58)
Recognition of stock based compensation	—	—	—	67	—	—	67
Minimum pension liability adjustments	—	—	—	—	96	—	96
Unrealized gain on available for sale investments	—	—	—	—	27	—	27
Foreign currency translation adjustments	—	—	—	—	(340)	—	(340)
Net income (loss)						282	282
Balances, December 31, 2005	50,042	$50	$213,054	$—	$(47)	$(209,824)	$3,233

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(3,459)	$(4,815)	$282
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,749	1,337	1,850
Amortization of intangible assets	145	393	157
Deferred tax benefit	—	—	(185)
Stock based compensation	93	91	90
Loss on disposition of assets	163	—	17
Unrealized gain on foreign currency translation	—	—	(149)
Changes in operating assets and liabilities:
Accounts receivable	(2,893)	2,067	1,585
Inventories	(2,137)	(1,398)	38
Other current assets	(78)	(261)	86
Other long-term assets	(14)	(2)	84
Accounts payable	1,824	511	(1,494)
Accrued liabilities	(640)	(199)	(1,265)
Deferred revenue and other long-term liabilities	5,817	1,138	(948)
Net cash provided by (used in) operating activities	570	(1,138)	148
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	—	400	—
Proceeds from disposition of property and equipment	35	—	—
Proceeds from repayment of loan	—	—	100
Purchases of property and equipment	(1,407)	(1,290)	(1,376)
Capitalized patent costs	(420)	(541)	(187)
Net cash provided by (used in) investing activities	(1,792)	(1,431)	(1,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	619	409	557
Repurchase of stock	—	—	(58)
Proceeds from (repayments of) line of credit borrowings, net	(68)	2,847	(922)
Proceeds from long-term debt	200	—	2,500
Repayments of debt and capital lease obligations	(779)	(761)	(302)
Net cash provided by (used in) financing activities	(28)	2,495	1,775
EFFECT OF EXCHANGE RATE CHANGES ON CASH	101	179	(211)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149)	105	249
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,026	4,877	4,982
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,877	$4,982	$5,231

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

Cumulative net losses from inception of the Company in 1988 through December 31, 2005, have totaled $209.8 million. During the year ended December 31, 2005, the Company recorded a net income of approximately $282 thousand and operations provided cash of approximately $148 thousand. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products and commercialize new products.  There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries since their respective dates of acquisitions. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company’s obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived assets for impairment and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year presentation.  These reclassifications include certain amortized fees totaling approximately $83 thousand and $130 thousand for the years ended December 31, 2003 and 2004, respectively, previously reflected as Research, Development and Other Revenue which are now included in Product Revenue and certain costs previously reflected as Research and Development Expenses totaling approximately $626 thousand and $729 thousand for the years ended December 31, 2003 and 2004, respectively, which are now included in Cost of Research, Development and Other Revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits, U.S. government agency obligations and U.S. corporate commercial paper. The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other currency foreign hedging arrangements. Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 567 and 10,391 Euros at December 31, 2004 and 2005, respectively. The Company held 5,556,840 and 30,178,209 Yen at December 31, 2004 and 2005, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2004 and 2005, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2004	2005
Raw materials	$3,537	$3,002
Work in process	3,526	3,090
Finished goods	5,022	6,318
Allowance for excess or obsolete inventory	(359)	(756)
	$11,726	$11,654

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

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2004	2005
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	19,743	20,427
Leasehold and building improvements	7 to 15 years	5,632	4,931
		28,430	28,413
Less accumulated depreciation and amortization		(20,505)	(20,985)
		$7,925	$7,428

Depreciation and amortization expense for property and equipment was $1.7 million, $1.3 million and $1.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

The Company’s recorded goodwill relates to the acquisition in 1997 of Heska AG. This goodwill is reviewed at least annually for impairment. At December 31, 2004 and 2005, goodwill was approximately $643 thousand and $714 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment. The Company completed its annual analysis of the fair value of its goodwill at December 31, 2005 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. There are no other intangible assets that are not being amortized on a periodic basis.

The Company incurs costs, paid to third-party law firms, to prosecute patents on its proprietary technologies. The Company capitalizes qualifying costs related to its patents. At December 31, 2004 and 2005, respectively, the cost basis of the capitalized patent costs was approximately $2.1 million and $2.3 million, the accumulated amortization was approximately $594 thousand and $748 thousand, and the net book value was approximately $1.5 million at each year end. The Company expects amortization expense for these capitalized patent costs of approximately $153 thousand in 2006 and approximately $153 thousand for each of the four years thereafter. These costs are being amortized over an average life of 15 years which is the estimated life of the patents. Amortization expense for the years ended December 31, 2003, 2004 and 2005, was approximately $145 thousand, $393 thousand and $157 thousand, respectively.

Derivative Instruments and Hedging Activities

The Company has utilized derivative financial instruments to reduce financial market risks in the past. If used, these instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had no hedging activities in 2003, 2004 and 2005.

Revenue Recognition

The Company generates its revenues through sale of products, licensing of product and technology rights, and research and development services. Revenue is accounted for in accordance with the guidelines provided by SEC Codification of Staff Accounting Bulletins, Topic 13:  Revenue Recognition. The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product or technology.  The Company received approximately $6.0 million, $3.2 million and $560 thousand of such payments in 2003, 2004 and 2005, respectively. Revenue from royalties is recognized based upon historical experience or as the Company is informed that the related products have been sold.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), in determining the separate units of accounting. For those arrangements subject to the separation criteria of EITF 00-21, the Company accounts for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a standalone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require judgments to be made by the Company.

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (see Note 10) are reflected in cost of products sold as incurred.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). At December 31, 2005, the Company had two stock-based compensation plans. See Note 7 for a description of these plans and additional disclosures regarding the plans. The Company recorded compensation expense of $93 thousand, $91 thousand and $67 thousand for the years ended December 31, 2003, 2004 and 2005, respectively, related to grants of restricted common stock. The Company recognized $23 thousand of compensation expense related to the exercise of one option in 2005.

Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the years ended December 31, 2003, 2004 and 2005 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
	(in thousands except per share data)
Net income (loss) as reported	$(3,459)	$(4,815)	$282
Stock-based employee compensation expense included in the determination of net loss, as reported	93	91	90
Stock-based employee compensation expense as if the fair value based method had been applied to all awards	(1,649)	(4,129)	(3,175)
Net income (loss), pro forma	$(5,015)	$(8,853)	$(2,803)
Net income (loss) per share:
Basic and diluted – as reported	$(0.07)	$(0.10)	$0.01
Basic and diluted – pro forma	$(0.10)	$(0.18)	$(0.06)

As discussed in more detail in Note 7, in December 2004 and March 2005 the vesting of options to purchase approximately 2.2 million shares and 750 thousand shares, respectively, was accelerated.  These options were not “in-the-money” at the time of acceleration and, therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of the modifications.  However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million and $540 thousand was recorded in 2004 and 2005, respectively, and included in the table above.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $748 thousand, $712 thousand and $353 thousand for the years ended December 31, 2003, 2004 and 2005, respectively.

Other

The Company recorded approximately $515 thousand of other operating expense resulting from settlement of litigation for the year ended December 31, 2003.

Income Taxes

The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates, in each tax jurisdiction, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Deferred tax assets are reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Net Income (Loss) Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Prior to fiscal 2005, due to the Company’s net losses, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods prior to 2005. At December 31, 2003, 2004 and 2005, securities that have been excluded from diluted net income (loss) per share because they would be anti-dilutive are outstanding options to purchase 7,954,648, 9,350,959 and 7,918,601 shares, respectively, of the Company’s common stock. Securities included in the diluted net income per share calculation at December 31, 2005, using the treasury stock method, were outstanding options to purchase 788,000 shares of the Company’s common stock.

Comprehensive Income (Loss)

Comprehensive incomes (loss) includes net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2005, Accumulated Other Comprehensive Income consists of $74 thousand loss for cumulative translation adjustments and $27 thousand of unrealized gain on available for sale investments.  At December 31, 2004, Accumulated Other Comprehensive Loss consists of cumulative translation loss adjustments of $311 thousand and income from minimum pension liability adjustments and other of $141 thousand. At December 31, 2003, Accumulated Other Comprehensive Loss consists of cumulative translation loss adjustments of $104 thousand and income from minimum pension liability adjustments and other of $172 thousand.

Foreign Currency Translation

The functional currency of the Company’s international subsidiary, Heska AG, is the Swiss Franc. Assets and liabilities of the Company’s international subsidiary are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.

New Accounting Pronouncements

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”) was revised and promulgated in December 2004. The Company intends to adopt this standard when required. On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a release amending the compliance dates for SFAS No. 123R. Under the SEC’s new rule, companies in Heska’s position may implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005. The Company originally intended to adopt SFAS No. 123R on July 1, 2005 but based on the SEC’s action on April 14, 2005, the Company currently intends to adopt SFAS No. 123R effective January 1, 2006. The Company plans to adopt SFAS No. 123R under the modified prospective method of adoption.   Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied.  The Company has elected to account for its stock-based compensation plans under APB No. 25.  Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS No. 123R adoption.  This will result in recording compensation expense for periods after the effective date of SFAS No. 123R adoption.  The Company also has an employee stock purchase plan under which it will recognize compensation expense under SFAS No. 123R beginning on the effective date of 123R adoption. Historically, under APB No. 25, the Company recorded minimal amounts of stock-based compensation. Assuming all options vest according to the vesting schedule in place at December 31, 2005, the Company has approximately $83 thousand of compensation cost underlying employee stock options currently outstanding to be recognized after 2005, approximately $78 thousand of which is to be recognized in 2006. The Compensation Committee of the Company’s Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of the Company’s Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on the Company’s financial statements.

3.              CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software. At December 31, 2004 and 2005, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $38 thousand and $38 thousand, respectively, and net book value of approximately $34 thousand and $25 thousand, respectively. The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes. Under the terms of the Company’s lease agreements, the Company is required to make monthly payments of principal and interest through the year 2009, at interest rates ranging from 11.0% to 14.0% per annum. The equipment under the capital leases serves as security for the leases.

The future annual minimum required payments under capital lease obligations as of December 31, 2005 were as follows (in thousands):

Year Ending December 31,
2006	$10
2007	10
2008	10
2009	3
Total future minimum lease payments	33
Less amount representing interest	(6)
Present value of future minimum lease payments	27
Less current portion	(7)
Total long-term capital lease obligations	$20

4.              RESTRUCTURING EXPENSES

In 2002, the Company recorded restructuring charges of $566 thousand for personnel severance costs and other expenses related to 32 individuals and $150 thousand related to the closure of a leased facility. The Company also reversed approximately $330 thousand of the restructuring charge recorded in the fourth quarter of 2001 due to the favorable settlement of certain liabilities. For 2002, the Company recorded net restructuring expenses totaling $386 thousand.

Shown below is a reconciliation of restructuring costs for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	Balance at December 31, 2002	Payments Through December 31, 2003	Balance at December 31, 2003
Severance pay and benefits	$73	$(73)	$—
Leased facility closure costs	120	(69)	51
Products and other	150	(80)	70
Total	$343	$(222)	$121

	Balance at December 31, 2003	Payments Through December 31, 2004	Balance at December 31, 2004
Leased facility closure costs	$51	$(36)	$15
Products and other	70	(70)	—
Total	$121	$(106)	$15

	Balance at December 31, 2004	Payments Through December 31, 2005	Balance at December 31, 2005
Leased facility closure costs	$15	$(15)	$—

The balance of $15 thousand is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2004.

5.              LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2004	2005
Promissory note to the City of Des Moines, due in monthly installments through June 2006, with a stated interest rate of 3%.	$102	$34
Real estate mortgage loan with a commercial bank, due in monthly installments, with the balance due of $163 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.5% at December 31, 2004 and prime plus 2.75% at December 31, 2005 (7.75% and 10.0%, respectively).	1,117	905
Term loan with a commercial bank, secured by machinery and equipment, paid in full January 2005.	16	—
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $481 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.75% at December 31, 2005 (10.0%).	—	2,000
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $120 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.75% at December 31, 2005 (10.0%).	—	500
Subordinated promissory note with a significant customer for facilities improvements in Des Moines, secured by the manufacturing facility, due in annual installments of $250 in 2004 and $500 in 2006, with a stated interest rate of prime plus 1.0% at December 31, 2004 and December 31, 2005 (6.25% and 8.25%, respectively).	500	500
	1,735	3,939
Less installments due within one year	(296)	(1,256)
	$1,439	$2,683

The Company has a credit and security agreement with Wells Fargo Business Credit, Inc., an affiliate of Wells Fargo Bank, which expires June 30, 2009.  The agreement includes the real estate mortgage loan and term loans above, and a $12.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2005 of prime plus 2.75%. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and monthly minimum liquidity. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2005, approximately $9.5 million was outstanding on the line of credit and there was $567 thousand available capacity for additional borrowings under the line of credit agreement. The Company is restricted from paying dividends under the terms of the credit facility agreement.

The City of Des Moines promissory note is secured by a first security interest in essentially all assets of the OVP segment except assets acquired through capital leases and are included as cross-collateralized obligations by the respective lenders. The City of Des Moines has subordinated its security interest in these assets to Wells Fargo.

Maturities of long-term debt as of December 31, 2005 were as follows (in thousands):

Year Ending December 31,
2006	$1,256
2007	768
2008	768
2009	1,147
$3,939

6.              INCOME TAXES

As of December 31, 2005, the Company had a net domestic operating loss carryforward (“NOL”), of approximately $171.7 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). The Company believes the latest, and most restrictive, Ownership Change occurred at the time of its initial public offering in July 1997. The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOLs in the future. The Company also has net operating loss carryforwards in Switzerland of approximately $1.9 million at December 31, 2005 related to losses previously recorded by Heska AG, the Company’s operating subsidiary in Switzerland.

The Company’s domestic NOLs represent a deferred tax asset, which has been completely offset by a valuation allowance. Recognition of this asset requires future taxable income and the Company believes, based on its history of domestic operating losses since inception, that it is more likely than not that it will be unable to generate sufficient taxable income to utilize the domestic NOLs, and therefore, a valuation allowance has been established for the entire domestic deferred tax asset and no benefit for domestic income taxes has been recognized in the accompanying consolidated statements of operations. Based on the profitable operating performance of Heska AG, the Company’s evaluation determined that the NOL in Switzerland is realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand. Heska AG has a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007. These tax holidays reduce the amount of the deferred tax asset that would otherwise be recorded by approximately $255 thousand. The Company does not have a “tax holiday” for federal taxes in Switzerland. Accordingly, the Company expects to incur approximately $75 thousand in 2006 tax expense related to federal taxes in Switzerland.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005

Domestic	$(3,752)	$(5,718)	$(1,080)
Foreign	344	903	1,177
	$(3,408)	$(4,815)	$97

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2004	2005
Current deferred tax assets (liabilities):
Inventory	$156	$309
Accrued compensation	41	17
Restructuring reserve	6	—
Net operating loss carryforwards—foreign	—	75
Other	310	317
	513	718
Valuation allowance	(513)	(643)
Total current deferred tax assets (liabilities)	—	75

Noncurrent deferred tax assets (liabilities):
Research and development and other credits	607	330
Deferred revenue	5,211	4,853
Pension liability	17	—
Amortization of intangible assets	(573)	(584)
Property and equipment	858	945
Net operating loss carryforwards—domestic	64,847	65,635
Net operating loss carryforwards—foreign	—	110
	70,967	71,289
Valuation allowance	(70,967)	(71,179)
Total noncurrent deferred tax assets (liabilities)	$—	$110

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005

Current income tax expense (benefit):
Federal	$50	$—	$—
State	1	—	—
Foreign	—	—	—
Total current expense (benefit)	51	—	—
Deferred income tax expense (benefit):
Federal	(1,075)	(1,790)	—
State	(145)	(231)	—
Foreign	—	—	(185)
Total deferred benefit	(1,220)	(2,021)	(185)
Valuation allowance	1,220	2,021	—
Total income tax expense (benefit)	$51	$—	$(185)

The Company’s income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

	Year Ended December 31,
	2003	2004	2005

Statutory federal tax rate	(34)%	(34)%	34%
State income taxes, net of federal benefit	(3)%	(4)%	4%
Other permanent differences	1%	1%	107%
Foreign NOL utilization	—	—	(95)%
Foreign rate difference	—	—	(199)%
Current year impact of foreign tax holiday	—	—	(166)%
Swiss NOL carry forward	—	—	(190)%
Change in valuation allowance	37%	37%	352%
Other	—	—	(38)%
Effective income tax rate	1%	0%	(191)%

7.              CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans. However, options granted and unexercised under the prior plans are still outstanding. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. The number of shares reserved for issuance under the 1997 Plan increases automatically on January 1 of each year by a number equal to the lesser of (a) 1,500,000 shares or (b) 5% of the shares of common stock outstanding on the immediately preceding December 31. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company’s common stock. The number of shares reserved for issuance under all plans as of January 1, 2006 was 3,984,701.

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

SFAS No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options, employee stock purchases, and similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB No. 25. For disclosure purposes, the Company has computed the fair values of all options granted during 2003, 2004 and 2005, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	2.73%	3.62%	4.17%
Expected lives	4.6 years	4.5 years	2.8 years
Expected volatility	132%	76%	86%
Expected dividend yield	0%	0%	0%

Cumulative compensation cost recognized in pro forma basic net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

The total fair value of stock options granted was computed to be approximately $1.9 million, $3.0 million and $2.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. The amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures from stock options, was $1.5 million, $4.0 million and $3.0 million for 2003, 2004 and 2005, respectively.

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	6,378,589	$1.8142	7,954,648	$1.5163	9,350,959	$1.4509
Granted at Market	2,505,117	$0.8907	2,575,830	$1.8890	3,999,897	$1.0130
Granted above Market	26,121	$1.4936	418	$2.6300	—	$—
Cancelled	(618,704)	$2.2869	(792,963)	$3.8742	(821,161)	$1.6345
Exercised	(336,472)	$1.0898	(386,974)	$0.7476	(540,113)	$0.7222
Outstanding at end of period	7,954,648	$1.5163	9,350,959	$1.4509	11,989,582	$1.3251
Exercisable at end of period	4,646,765	$1.8790	7,939,567	$1.5532	11,765,335	$1.3373

The weighted average estimated fair value of options granted during the years ended December 31, 2003, 2004 and 2005 were $0.7628, $1.1631 and $0.5633, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.34 - $0.80	2,064,421	7.24	$0.6379	1,840,174	$0.6325
$0.81 - $0.95	2,636,542	8.66	$0.8945	2,636,542	$0.8945
$0.96 - $1.24	2,152,665	5.62	$1.1278	2,152,665	$1.1278
$1.25 - $1.57	2,270,169	8.73	$1.2974	2,270,169	$1.2974
$1.58 - $13.75	2,865,785	7.08	$2.3863	2,865,785	$2.3863
$0.34 - $13.75	11,989,582	7.50	$1.3251	11,765,335	$1.3373

Modifications to and Vesting of Certain Stock Option Grants

On December 2, 2004 the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company’s internal budget before any bonus payments were to be made, and approved the acceleration of vesting of outstanding but unvested stock options with an exercise price greater than $1.08. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded in 2004. This action effected options to purchase approximately 2.2 million shares, approximately 1.1 million of which were held by the Company’s Directors and Executive Officers. Had this action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, compensation expense related to these options of $870 thousand would have been recorded on a pro forma basis during the year ended December 31, 2005, with the remainder, approximately $1.2 million, recorded as compensation expense after the adoption of SFAS 123R when required on January 1, 2006. On February 24, 2005, the Company’s Board of Directors (the “Board of Directors”) considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company’s internal budget before any bonus payments were to be made, and authorized the Company’s Stock Option Committee (the “Stock Option Committee”), which consisted solely of the Company’s Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005, the Board of Directors approved the extension of the Vesting Authorization to the Stock Option Committee from June 30, 2005 to December 31, 2005. On March 30, 2005, the Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $540 thousand, was recorded in 2005. This action effected options to purchase approximately 750 thousand shares, approximately 55 thousand of which were held by the Company’s Directors and Executive Officers. Had this action not been taken and had all approximately 750 thousand options continued to vest according to the vesting schedules in place prior to the acceleration, compensation expense related to these options of $275 thousand would have been recorded on a pro forma basis during the nine months ended December 31, 2005, with the remainder, approximately $265 thousand, recorded as compensation expense after the adoption of SFAS 123R when required on January 1, 2006. All options granted in 2005 on or after March 30, 2005, which totaled options to purchase approximately 3.9 million shares, were granted with immediate vesting.

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 2,043,903 had been issued as of December 31, 2005. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock for June 30, 2005 is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is one year, with six-month measurement periods ending June 30 and December 31. The purchase price of the stock for December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2003, 2004 and 2005, the weighted-average fair value of the purchase rights granted was $0.32, $0.44 and $0.27 per share, respectively. Pro forma stock-based compensation was approximately $127 thousand, $58 thousand and $65 thousand in 2003, 2004 and 2005, respectively, for the ESPP.

Restricted Stock Exchange

On August 9, 2001, the Board of Directors approved a proposal to give Colorado-based Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock. The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock. The fair value of the restricted stock at the time of the exchange was $0.68 per share. The restricted stock vested over 48 months beginning November 1, 2001. This exchange resulted in deferred compensation of approximately $710,000 that was recognized over the vesting period of the restricted stock. The Company recognized $93 thousand, $91 thousand and $67 thousand of non-cash compensation expense from this exchange in 2003, 2004 and 2005, respectively. A total of approximately 728 thousand shares vested under the exchange offer. The final vesting date was October 1, 2005 and employees may sell previously vested shares.

8.              MAJOR CUSTOMERS

The Company had no customers in 2004 or 2005 who represented 10% or more of total revenue. In 2003, the Company had one customer who purchased vaccines from the Company’s OVP segment and who represented 15% of total revenues. No customer represented 10% or more of total accounts receivable at December 31, 2004 or December 31, 2005.

9.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Cash paid for interest	$459	$690	$1,004
Purchase of assets under capital lease financing	$14	$24	$—

10.       COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2003, 2004 and 2005, royalties of $1.1 million, $1.0 million and $895 thousand became payable under these agreements, respectively.

The Company has contracts with two suppliers for unconditional annual minimum inventory purchases totaling approximately $11.2 million through fiscal 2007.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2005 as follows (in thousands):

Year Ending December 31,
2006	$1,257
2007	1,310
2008	1,347
2009	1,386
2010	1,425
Thereafter	20,640
$27,365

The Company had rent expense of $806 thousand, $774 thousand and $1.4 million in 2003, 2004 and 2005, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. For example, Heska and its Diamond Animal Health, Inc. subsidiary (“Diamond”) are currently engaged in litigation in Madison, Wisconsin (the “UV Litigation”) with United Vaccines, Inc. (“United”), a customer of the Company’s OVP segment. While the Company intends to pursue the UV Litigation vigorously and believes Diamond is entitled to damages from United and that United is not entitled to damages from Heska or Diamond, there can be no assurance the ultimate resolution of this case will reflect the Company’s current beliefs. As of December 31, 2005, the Company was not party to any legal proceedings other than the United Litigation that are expected, individually or in the aggregate, to have a material effect on its business, financial condition or operating results. In 2003, the Company settled litigation regarding alleged patent infringement, resulting in a charge of $515 thousand to other operating expenses.

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

The Company’s licensing arrangements generally include a product indemnification provision that will indemnify and defend a licensee in actions brought against the licensee that claim the Company’s patents infringe upon a copyright, trade secret or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

11.       SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment’s assets are transferred at cost and are not recorded as revenue for the OVP segment. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties. The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2003:
Revenue	$48,719	$16,606	$65,325
Operating income (loss)	(6,906)	3,712	(3,194)
Total assets	22,047	16,849	38,896
Capital expenditures	467	940	1,407
Depreciation and amortization	533	1,216	1,749
Amortization of intangible assets	145	—	145
Interest expense	267	192	459

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2004:
Revenue	$54,474	$13,217	$67,691
Operating income (loss)	(5,704)	1,464	(4,240)
Total assets	23,357	15,367	38,724
Capital expenditures	277	1,013	1,290
Depreciation and amortization	378	959	1,337
Amortization of intangible assets	393	—	393
Interest expense	372	318	690

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2005:
Revenue	$56,604	$12,833	$69,437
Operating income (loss)	(595)	1,466	871
Total assets	22,848	13,936	36,784
Capital expenditures	931	445	1,376
Depreciation and amortization	846	1,004	1,850
Amortization of intangible assets	157	—	157
Interest expense	652	434	1,086

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2003	2004	2005

United States	$58,709	$59,452	$60,849
Europe	3,976	4,484	4,151
Other International	2,640	3,755	4,437
Total	$65,325	$67,691	$69,437

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2003	2004	2005

United States	$36,289	$35,123	$33,414
Europe	2,607	3,601	3,370
Other International	—	—	—
Total	$38,896	$38,724	$36,784

12.       QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2005 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2004:
Total revenue	$16,741	$17,796	$15,939	$17,215	$67,691
Gross profit	6,145	6,187	6,000	6,377	24,709
Operating income (loss)	(2,057)	(1,205)	(710)	(268)	(4,240)
Net income (loss)	(1,994)	(1,388)	(876)	(557)	(4,815)
Net income (loss) per share – basic and diluted	(0.04)	(0.03)	(0.02)	(0.01)	(0.10)

2005:
Total revenue	$17,154	$16,565	$19,340	$16,378	$69,437
Gross profit	5,918	5,525	7,678	6,706	25,827
Operating Income (loss)	(1,103)	(707)	1,472	1,209	871
Net income (loss)	(1,308)	(767)	1,234	1,123	282
Net income (loss) per share – basic and diluted	(0.03)	(0.02)	0.02	0.02	0.01

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

If, as of June 30, 2006, we meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. If, however we are not deemed an “accelerated filer” at that time, under current SEC rules we will not have to include such assessment and attestation until our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Item 9B.   Other Information.

On March 29, 2006, we entered into a new employment agreement with Robert B. Grieve, our Chief Executive Officer, which supercedes and replaces his prior agreement dated February 23, 2000.  The new agreement is for an initial term of three years and is automatically renewable every year for an additional one-year term, unless we notify Dr. Grieve at least 180 days in advance of the anniversary date of our intention not to renew.  We will pay Dr. Grieve an annual salary of $341,000, subject to subsequent adjustment at the discretion of the Board of Directors.  Dr. Grieve is also eligible to participate in the Management Incentive Plan (“MIP”), or such other bonus programs established by the Compensation Committee of the Board of Directors, at a target percentage that is no less than 50% of Dr. Grieve’s annual base salary then in effect (the “Target Bonus”), with the actual amount paid subject to adjustment based on Dr. Grieve’s individual performance.

Dr. Grieve remains an “at-will” employee and either party may terminate the agreement for any reason at any time.  However, if we terminate Dr. Grieve’s employment without “cause” or he terminates his employment for “good reason” other than in connection with certain changes in control of the Company, he is entitled to receive: (i) one year of his base salary;  (ii) one year paid health and dental benefit coverage; (iii) any bonuses that would have been received under the terms of the MIP pro-rated for the period beginning January 1 and ending on the date of separation, to be paid in the next fiscal year when payments are made to other participants in the MIP; and (iv) one year of additional vesting of all equity compensation awards held by Dr. Grieve at the time of termination.  If we terminate Dr. Grieve’s employment without “cause” or he terminates his employment for “good reason” in connection with certain changes in control of the Company, he is entitled to receive: (i) two years base salary,  (ii) two years paid health and dental benefit coverage; (iii) a payment equal to the higher of: (a) two times Dr. Grieve’s Target Bonus for the year in which the change in control occurred or (b) the highest annual bonus paid to Dr. Grieve over the preceding three fiscal years; and (iv) immediate vesting under any stock arrangement.

Dr. Grieve’s new employment agreement has been filed as Exhibit 10.11 to this Annual Report on Form 10-K.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report and can be found under the caption “Executive Officers.”

Directors

The information required by this section with respect to our directors will be incorporated by reference to the information in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Audit Committee Financial Expert

The Board has determined that Audit Committee member William A. Aylesworth is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are William A. Aylesworth, Peter Eio and Elisabeth DeMarse.

Code of Ethics

Our Board of Directors has adopted a code of ethics for senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is available on our website at www.heska.com. We intend to disclose any amendments to or waivers from the code of ethics at that location.

Item 11. Executive Compensation.

The information required by this section will be incorporated by reference to the information in the sections entitled “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this section will be incorporated by reference to the information in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this section will be incorporated by reference to the information in the sections entitled “Executive Compensation—Employment, Severance and Change of Control Agreements,” “Executive Compensation—Loan to Executive Officer” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this section will be incorporated by reference to the information in the section entitled “Auditor Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as a part of this Form 10-K.

(1)    Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)    Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2003	$229	$57	—	$(94	)(a)	$192
December 31, 2004	$192	$(32)	—	$(65	)(a)	$95
December 31, 2005	$95	$43	—	$(50	)(a)	$88

Allowance for restructuring charges
Year ended:
December 31, 2003	$343	$—	—	$(222	)(b)	$121
December 31, 2004	$121	$—	—	$(106	)(b)	$15
December 31, 2005	$15	$—	—	$(15	)(b)	$—

Allowance for tax valuation
Year ended:
December 31, 2003	$68,102	$1,273	—	$—		$69,375
December 31, 2004	$69,375	$2,105	—	$—		$71,480
December 31, 2005	$71,480	$342	—	$—		$71,822

(a)          Write-offs of uncollectible accounts.

(b)         Payments for personnel severance costs, contractual obligations and facility closing costs.

(3)  Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(5)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(6)	Bylaws of the Registrant.
10.1+	(2)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.2+	(3)	Exclusive Distribution Agreement between Registrant and Novartis Agro K.K., dated August 18, 1998.
10.3	(3)	Right of First Refusal Agreement between Registrant, Novartis Animal Health, Inc. and Novartis Agro K.K., dated August 18, 1998.
10.4+	(7)	Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation, dated February 9, 1999.
10.5+	(7)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.6+	(9)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and AGRI Laboratories, Ltd., dated September 30, 2002.
10.7*	(6)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.8*	(1)	Forms of Option Agreement.
10.9*	(1)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.10*	(1)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11		Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12*	(5)	Employment agreement between Registrant and Carol Talkington Verser, dated May 1, 2000.
10.13*	(8)	Employment Agreement between Registrant and Michael A. Bent, dated May 1, 2000.
10.14*	(8)	Employment Agreement between Registrant and Jason A. Napolitano, dated May 6, 2002.
10.15*	(11)	Employment Agreement between Registrant and Joseph H. Ritter, dated May 1, 2004.
10.16+	(10)	Distribution Agreement between Registrant and Arkray Global Business Inc., dated November 1, 2004.
10.17+	(11)

Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.18+	(11)	Distribution Agreement between Registrant and i-STAT Corporation, dated October 1, 2004.
10.19+	(11)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.20+		Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.21+	(11)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 1, 2003.

Exhibit Number	Notes	Description of Document
10.22*		Summary Sheet for Executive Cash Compensation.
10.23	(12)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40 LLC, dated July 14, 2005.
10.24*		Management Incentive Plan Master Document and 2006 Management Incentive Plan.
10.25*	(13)	Director Compensation Policy.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See page 73 of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*       Indicates management contract or compensatory plan or arrangement.

+       Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(1)     Filed with Registrant’s Registration Statement on Form S-1 (File No. 333-25767).

(2)     Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(3)     Filed with the Registrant’s Form 10-K for the year ended December 31, 1998.

(4)     Filed with the Registrant’s Form 10-K for the year ended December 31, 1999.

(5)     Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(6)     Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2001.

(7)     Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(8)     Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(9)     Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(10)   Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(11)   Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(12)   Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(13)   Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. GRIEVE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and	March 29, 2006
Robert B. Grieve	Director

/s/ JASON A. NAPOLITANO	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial	March 29, 2006
Jason A. Napolitano	Officer)

/s/ MICHAEL A. BENT	Vice President, Controller	March 29, 2006
Michael A. Bent	(Principal Accounting Officer)

/s/ WILLIAM A. AYLESWORTH	Director	March 29, 2006
William A. Aylesworth

/s/ ELISABETH DEMARSE	Director	March 29, 2006
Elisabeth DeMarse

/s/ A. BARR DOLAN	Director	March 29, 2006
A. Barr Dolan

/s/ PETER EIO	Director	March 29, 2006
Peter Eio

/s/ G. IRWIN GORDON G.	Director	March 29, 2006
Irwin Gordon

/s/ TINA S. NOVA	Director	March 29, 2006
Tina S. Nova

/s/ JOHN F. SASEN, Sr.	Director	March 29, 2006
John F. Sasen, Sr.

/s/ LYNNOR B. STEVENSON	Director	March 29, 2006
Lynnor B. Stevenson