Form 10-Q
period 2006-03-31
HESKA CORP
filed 2006-05-15
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large Accelerated Filer   [     ]                 Acclerated Filer   [     ]                 Non-accelerated Filer    [ X  ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 12, 2006 was 50,252,928

           i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2005	March 31, 2006

Current assets:
Cash and cash equivalents	$5,231	$5,029
Accounts receivable, net of allowance for doubtful accounts of $88 and $92, respectively	9,008	8,322
Inventories, net	11,654	12,561
Other current assets	952	853

Total current assets	26,845	26,765
Property and equipment, net	7,428	7,125
Intangible assets, net	1,529	1,378
Goodwill	714	712
Deferred tax asset, net of current portion	110	89
Other assets	158	158

Total assets	$36,784	$36,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,186	$5,906
Accrued liabilities	1,908	2,445
Current portion of deferred revenue	2,912	2,714
Line of credit	9,453	8,385
Current portion of long-term debt and capital leases	1,263	1,292

Total current liabilities	20,722	20,742
Long-term debt and capital leases, net of current portion	2,703	2,509
Deferred revenue, net of current portion, and other	10,126	9,781

Total liabilities	33,551	33,032

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 50,042,355 and 50,217,435 shares issued and outstanding, respectively	50	50
Additional paid-in capital	213,054	213,274
Accumulated other comprehensive income (loss)	(47)	(66)
Accumulated deficit	(209,824)	(210,063)

Total stockholders’equity	3,233	3,195

Total liabilities and stockholders’ equity	$36,784	$36,227

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2006

Revenue, net:
Product revenue, net:
Core companion animal health	$12,856	$14,259
Other vaccines, pharmaceuticals and products	3,980	2,709

Total product revenue, net	16,836	16,968
Research, development and other	318	532

Total revenue	17,154	17,500

Cost of revenue:
Cost of products sold	11,057	10,212
Cost of research, development and other	179	435

Total cost of revenue	11,236	10,647

Gross profit	5,918	6,853

Operating expenses:
Selling and marketing	3,799	3,674
Research and development	1,227	745
General and administrative	1,995	2,392

Total operating expenses	7,021	6,811

Income (loss) from operations	(1,103)	42
Interest and other expense, net	205	260

Income (loss) before income taxes	(1,308)	(218)
Income tax expense	--	21

Net income (loss)	$(1,308)	$(239)

Basic and diluted net income (loss) per share	$(0.03)	$(0.00)

Weighted average shares used to compute basic and diluted net income (loss) per share	49,375	50,126

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2005	2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,308)	$(239)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	471	422
Amortization of intangible assets	40	216
Deferred tax expense (benefit)	--	21
Stock based compensation	21	57
Unrealized (gain) on foreign currency translation	--	(22)
Changes in operating assets and liabilities:
Accounts receivable	802	686
Inventories	216	(907)
Other current assets	183	100
Accounts payable	696	720
Accrued liabilities	35	537
Deferred revenue and other long-term liabilities	(834)	(543)
Other	2	(1)

Net cash provided by (used in) operating activities	324	1,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(666)	(118)
Capitalized patent costs	(60)	(65)

Net cash provided by (used in) investing activities	(726)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	90	162
Proceeds from (repayments of) line of credit borrowings, net	207	(1,068)
Proceeds from (repayments of) debt and capital lease obligations	(87)	(165)

Net cash provided by (used in) financing activities	210	(1,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(100)	5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(292)	(202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,690	$5,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$212	$312

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

          Heska is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as the Diamond Animal Health segment, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

          Cumulative net losses from inception of the Company in 1988 through March 31, 2006, have totaled $210.1 million. During the three months ended March 31, 2006, the Company recorded a net loss of approximately $239 thousand and operations provided cash of approximately $1.0 million. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

          Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

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

           Inventories, net consist of the following (in thousands):

	December 31, 2005	March 31, 2006

Raw materials	$3,002	$3,214
Work in process	3,090	3,486
Finished goods	6,318	6,642
Allowance for excess or obsolete inventory	(756)	(781)

	$11,654	$12,561

Basic and Diluted Net Income (Loss) Per Share

          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company’s net losses for the three months ended March 31, 2005 and 2006, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for those periods. For the three months ended March 31, 2005 and 2006, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 11,224,247 and 11,812,995 shares, respectively.

Stock Based Compensation

           Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 “Share Based Payments” (“SFAS No. 123R”) under the modified prospective method of adoption. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-

Based Compensation - Transition and Disclosure” (“SFAS No. 148”). See Note 3 “Capital Stock” below for further information on stock based compensation.

3.        CAPITAL STOCK

Adoption of New Standard

          The Company adopted SFAS 123R effective January 1, 2006 under the modified prospective method of adoption. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models where applicable. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. This represents a change in accounting for the Company’s stock option plans and employee stock purchase plan. Prior to the Company’s adoption of SFAS No. 123R on January 1, 2006, the Company measured stock-based compensation under the intrinsic value based method of APB No. 25 with pro forma disclosures of net income or loss assuming the fair value method of SFAS No. 123, which became effective in 1996, had been applied. Any accounting difference between SFAS No. 123R and SFAS No. 123, as historically applied by the Company, shall be defined as the “123R Effect”.

          The Company recorded compensation expense of approximately $21 thousand related to the Company’s stock for the three months ended March 31, 2005. During the three months ended March 31, 2006, the 123R Effect reduced the Company’s income from continuing operations, income before income taxes and net income by approximately $57 thousand but did not have a material impact on the Company’s basic and diluted earnings per share. There was no 123R Effect on the Company’s cash flow from operations and cash flow from financing line items as the Company believes its net operating loss carryforwards (“NOLs”) are not realizable on a more-likely-than-not basis, and accordingly, any NOL-related deferred tax assets must be completely offset by an equal valuation allowance. Had compensation expense for the Company’s stock-based compensation plans been based on fair value at the grant dates, consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three months ended March 31, 2005 would approximate the pro forma amounts as follows:

Three Months Ended March 31, 2005

(in thousands, except per share amounts)
Net income (loss) as reported	$(1,308)
Stock-based employee compensation expense included in the determination of net income (loss), as reported	21
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(1,685)

Net income (loss), pro forma	$(2,972)

Net income (loss) per share:
Basic and diluted - as reported	$(0.03)

Basic and diluted - pro forma	$(0.06)

           On February 24, 2005, the Company’s Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company’s internal budget before any bonus payments were to be made, and authorized the Company’s Stock Option Committee, which consisted solely of the Company’s Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not “in-the-money” through June 30, 2005 at its discretion. On March 30, 2005, the Company’s Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by the Company’s Directors and Executive Officers. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in the first quarter of 2005 and included in the table above. In addition, options to purchase approximately 2.0 million shares were granted with immediate vesting on March 30, 2005 and March 31, 2005 combined.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2005 and March 31, 2006. The estimated total fair value of the options granted during the three months ended March 31, 2005 was approximatelly $1.0 million. The estimated total fair value of the options granted during the three months ended March 31, 2006 was approximately $16 thousand.

	Three Months Ended March 31,

	2005	2006

Risk-free interest rate	4.07%	4.74%
Expected lives	2.9 years	2.0 years
Expected volatility	86%	71%
Expected dividend yield	0%	0%

          A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Three Months Ended March 31,
	2005		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	9,350,959	$1.4509	11,989,582	$1.3251
Granted at market	3,999,897	$1.0130	28,914	$1.4122
Granted above market	--	$--	--	$--
Cancelled	(821,161)	$1.6345	(30,421)	$1.8368
Exercised	(540,113)	$0.7222	(175,080)	$0.9101

Outstanding at end of period	11,989,582	$1.3251	11,812,995	$1.3301

Exercisable at end of period	11,765,335	$1.3373	11,664,788	$1.3394

           The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2006	Weighted Average Exercise Price

$0.34 - $0.87	2,097,848	6.90	$0.6425	1,949,641	$0.6394
$0.88 - $0.95	2,468,219	8.49	$0.8975	2,468,219	$0.8975
$0.99 - $1.24	2,108,053	5.36	$1.1283	2,108,053	$1.1283
$1.25 - $1.58	2,292,117	8.50	$1.2987	2,292,117	$1.2987
$1.59 - $13.75	2,846,758	6.84	$2.3866	2,846,758	$2.3866

$0.34 - $13.75	11,812,995	7.25	$1.3301	11,664,788	$1.3394

4.        SEGMENT REPORTING

          The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use, stand alone diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships. Core Companion Animal Health segment products manufactured at the Des Moines, Iowa production facility included in OVP’s assets are transferred at cost and are not recorded as revenue for OVP. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

          Additionally, the Company generates non-product revenue from research and development services for third parties, licensing of technology product rights and royalties. The Company performs these research and development services for both companion animal and livestock purposes.

          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total

Three Months Ended March 31, 2005:
Total revenue	$13,132	$4,022	$17,154
Operating income (loss)	(1,612)	509	(1,103)
Total assets	23,029	14,443	37,472
Capital expenditures	332	334	666
Depreciation and amortization	183	288	471
Amortization of intangible assets	40	--	40
Interest expense	147	86	233
Three Months Ended March 31, 2006:
Total revenue	$14,731	$2,769	$17,500
Operating income (loss)	(160)	202	42
Total assets	20,558	15,669	36,227
Capital expenditures	95	23	118
Depreciation and amortization	187	235	422
Amortization of intangible assets	216	--	216
Interest expense	205	114	319

5.        COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive loss for the three months ended March 31, 2005 was $1.3 million and total comprehensive loss for the three months ended March 31, 2006 was $258 thousand.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 15, 2006, and we undertake no duty to update this information.

     Overview

          We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% and 84% of our product revenue for 2005 and the three months ended March 31, 2006, respectively, and Other Vaccines, Pharmaceuticals and Products, which represented 19% and 16% of our product revenue for 2005 and the three months ended March 31, 2006, respectively.

          The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

          Diagnostic and monitoring instruments and supplies represented approximately 45% and 45% of our product revenue for 2005 and the three months ended March 31, 2006. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

          Single use, diagnostic and other tests, vaccines and pharmaceuticals represented approximately 36% and 39%, respectively, of our product revenue for both 2005 and the three months ended March 31, 2006. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

          While we have decreased our operating expenses in the first three months of 2006 as compared to the corresponding period in 2005, we anticipate we will have higher operating expenses for full year 2006 than we did for full year 2005 and expect operating expenses to increase as we grow our business in the intermediate term. We intend to reach sustained profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue for this segment grew 11% for the three months ended March 31, 2006 as compared to the corresponding 2005 period. Product revenue in our Core Companion Animal Health segment grew 4% in 2005 as compared to 2004 and has grown at a compounded annual growth rate of 20% since 1998, our first full year as a public company.

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

          We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP segment’s revenue. Subject to certain purchase minimums, under our long-term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

          Additionally, we generate non-product revenues from research and development services for third parties, licensing of technology product rights and royalties. We perform these research and development services for both companion animal and livestock product purposes.

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

                 Capitalized Patent Costs

We defer and capitalize certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We own a portfolio of patents not currently utilized in our product development or manufacture. Several entities have paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believe that we have an obligation to protect the underlying patents, we defer the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that support the agreements. We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing its technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized. These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $65 thousand and $60 thousand for the three months ended March 31, 2006 and 2005, respectively and amortized approximately $216 thousand and $40 thousand for the same periods, respectively.

     Results of Operations

     Revenue

          Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 2% to $17.5 million for the three months ended March 31, 2006 as compared to $17.2 million for the corresponding period in 2005. Product revenue increased 1% to $17.0 million for the three months ended March 31, 2006 as compared to $16.8 million for the corresponding period in 2005.

          Product revenue from our Core Companion Animal Health segment was $14.3 million for the three months ended March 31, 2006, an increase of 11% as compared to $12.9 million for the corresponding period in 2005. Key factors in the increase were higher sales of our heartworm diagnostic test, our heartworm preventive, our instrument consumables and our IV pumps, somewhat offset by lower sales of our hematology instrument and our chemistry instrument.

          Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) decreased by 32% to $2.7 million for the three months ended March 31, 2006 as compared to $4.0 million for the corresponding period in 2005. A key factor in the decline was purchases of our bovine vaccines under our contract with AgriLabs by Intervet which occurred in the first quarter of 2005, but not 2006. Intervet launched a line of bovine vaccines competitive with ours in 2005.

          Revenue from research, development and other increased 67% to $532 thousand for the three months ended March 31, 2006 from $318 thousand for the corresponding period in 2005. The increase was primarily due to the acceleration of deferred licensing fees which were recognized due to a third party terminating its licensing agreement.

          For 2006, we expect to grow our Core Companion Animal Health segment product revenue as compared to 2005. We anticipate OVP product revenue to decrease slightly as compared to 2005. We expect research, development and other revenue to decline slightly in 2006 as compared to 2005.

     Cost of Revenue

          Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $10.6 million for the first three months of 2006, a 5% decrease as compared to $11.2 million for the corresponding period in 2005. Gross profit increased 16% to $6.9 million for the three months ended March 31, 2006 as compared to $5.9 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 39.2% for the three months ended March 31, 2006 as compared to 34.5% in the corresponding period in 2005.

          Cost of products sold decreased 8% to $10.2 million in the three months ended March 31, 2006 from $11.1 million in the prior year period. Gross profit on product revenue increased 17% to $6.8 million for the three months ended March 31, 2006 from $5.8 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 39.8% in the three months ended March 31, 2006 as compared to 34.3% in the corresponding period in 2005. Key factors in the improvement were higher sales of our heartworm diagnostic tests, where an agreement under which we paid certain royalties expired in 2005, higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, a greater proportion of revenue from instrument consumable sales, which typically carry a higher than average gross margin and a lower proportion of revenue from our OVP segment, which tends to carry a lower than average gross margin.

          Cost of research, development and other revenue increased 143% to $435 thousand in the three months ended March 31, 2006 as compared to $179 thousand in the prior year period. Gross profit on research, development and other revenue decreased 30% to $97 thousand for the three months ended March 31, 2006 from $139 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, develoment and other revenue, declined to 18.2% for the three months ended March 31, 2006 as compared to 43.7% in the prior year period. A key factor in the decrease was the acceleration of capitalized patent costs in accordance with the acceleration of deferred licensing fees which were recognized due to a third party terminating its licensing agreement during the three months ended March 31, 2006.

          We expect Gross Margin to increase in 2006 as compared to 2005 as we expect to sell a greater proportion of total product sales in relatively higher margin products.

     Operating Expenses

          Total operating expenses decreased 3% to $6.8 million in the three months ended March 31, 2006 as compared to $7.0 million in the prior year period.

          Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses decreased 3% to $3.7 million in the three months ended March 31, 2006 as compared to $3.8 million in the corresponding period in 2005. Key factors in the decline were lower compensation and benefits costs, lower travel expenses, both of which were related to reductions in headcount, and lower spending related to our hematology instrument.

          Research and development expenses declined 39% to $745 thousand for the three months ended March 31, 2006 from $1.2 million during the corresponding period in 2005. The decline was primarily due to lower compensation and benefits costs primarily due to reductions in headcount.

          General and administrative expenses were $2.4 million in the three months ended March 31, 2006, up 20% from $2.0 million in the prior year period. Key factors in the increase include increased rent expense and increased compensation expense, the latter related primarily to our 2006 Management Incentive Plan (“MIP”).

          In 2006, we expect total operating expenses to increase as compared to 2005. We expect operating expenses generally will increase more slowly than increases in revenue.

     Interest and Other Expense, Net

           Net Interest expense was $302 thousand in the three months ended March 31, 2006, an increase of $78 thousand from $223 thousand in the prior year period. The increase in both cases reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”), increases in Wells Fargo’s prime rate and negotiated spread rate increases with Wells Fargo. In the three months ended March 31, 2006, net interest expense was somewhat offset by $42 thousand in gains from foreign currency translation, as compared to $18 thousand in gains from foreign currency translation in the three months ended March 31, 2005.

          We expect net interest expense to increase in 2006 as compared to 2005 due to additional term loan borrowings agreed to in July 2005 with Wells Fargo and as we use our revolving credit facility more extensively to fund our growth.

     Income Tax Expense

          We recognized $21 thousand of income tax expense in the three months ended March 31, 2006. We paid no cash income taxes in this period, but did utilize our net operating loss carryforward in Switzerland, as discussed below.

          We did not recognize any income tax expense in the three months ended March 31, 2005. This is because we had not been consistently profitable historically and, accordingly, did not recognize a tax benefit on our pre-tax losses. Based on the profitable operating performance of Heska AG, we concluded in the fourth quarter of 2005 that our NOL in Switzerland was realizable on a more-likely-than-not basis. Correspondingly, we reduced the related valuation allowance, which resulted in an income tax benefit of approximately $185 thousand in the fourth quarter of 2005. This results in a deferred tax asset equal to the approximate value of income taxes Heska will recognize in its future statements of operations as income tax that it will not actually pay in cash as Heska utilizes its NOLs, such as occurred during the three months ended March 31, 2006.

          We expect to incur approximately $75 thousand in 2006 tax expense related to federal taxes in Switzerland. As discussed above, we do not expect to pay cash taxes in 2006.

     Net Loss

          Our net loss was $239 thousand in the three months ended March 31, 2006, a decrease of over $1.0 million when compared to $1.3 million during the prior year period. The improvement was due to an increase in Gross Margin of over 450 basis points, as well as a slight increase in revenue and decrease in operating expenses.

          In 2006, we expect to increase our net income primarily due to increased revenue and increased gross margins, somewhat offset by increased operating expenses.

     Liquidity and Capital Resources

          We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the three months ended March 31, 2006, we had a net loss of $239 thousand. During the three months ended March 31, 2006, our operations provided cash of approximately $1.0 million. At March 31, 2006, we had

$5.0 million of cash and cash equivalents, $6.0 million of working capital, $8.4 million of outstanding borrowings under our revolving line of credit, discussed below, and $3.8 million of other debt and capital leases.

          At March 31, 2006, we had a $12.0 million asset-based revolving line of credit which had a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At March 31, 2006, $8.4 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2006, interest was charged at a stated rate of prime plus 3.0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of March 31, 2006. At March 31, 2006, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $1.3 million.

          At March 31, 2006, we also had outstanding obligations for long-term debt and capital leases totaling approximately $3.8 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate and had an outstanding balance at March 31, 2006 of approximately $852 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. The term loan had a stated interest rate of prime plus 3.0% on March 31, 2006. In July 2005, we borrowed an additional $2.5 million from Wells Fargo which was secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”). The Equipment Notes had a stated interest rate of prime plus 3.0% as of March 31, 2006. The Equipment Notes had an outstanding balance at March 31, 2006 of approximately $2.4 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable on May 31, 2006 and the lender has subordinated its first security interest to Wells Fargo. In addition, we have a promissory note to the City of Des Moines with an outstanding balance at March 31, 2006 of approximately $17 thousand, due in monthly installments through June 2006. This promissory note has a stated interest rate of 3.0%. The note is secured by first security interests in essentially all of our OVP segment’s assets and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $25 thousand at March 31, 2006.

          Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2006 as compared to $324 thousand during the corresponding period in 2005. Major factors in the improvement were a $1.1 million lower net loss and $502 thousand increase in cash provided by changes in accrued liabilities, somewhat offset by a $1.1 million greater use of cash to purchase inventories in the three months ended March 31, 2006 as compared to prior year period.

          Net cash flows from investing activities used cash of $183 thousand in the three months ended March 31, 2006, compared to $726 thousand during the corresponding period in 2005, with the change due primarily to decreased capital expenditures in 2006 as compared to 2005.

          Net cash flows from financing activities used cash of $1.1 million during the three months ended March 31, 2006 as compared to providing $210 thousand during the corresponding period in 2005. In 2006, the cash was used primarily by the repayments on the revolving line of credit. In 2005, the cash was provided primarily from net borrowings under our revolving line of credit.

          At March 31, 2006, we had net intangible assets of approximately $1.4 million related to deferred patent costs. These deferred patent costs are being recognized as research and development costs on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had total deferred revenue and other long-term liabilities, net of current portion, of approximately $9.8 million. Included in this total is approximately $9.5 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the three months ended March 31, 2006 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

           Our financial plan for 2006 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2006 and into 2007. Our financial plan for 2006 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets, or refinancing loans currently outstanding on properties with historical appraised values significantly in excess of related debt; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See “Risk Factors.”

     Net Operating Loss Carryforwards

          As of December 31, 2005, we had a net domestic operating loss carryforward, or NOL, of approximately $171.7 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $1.9 million related to losses previously recorded by Heska AG. Heska AG also has a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.

     Recent Accounting Pronouncements

     None.

           Adoption of SFAS No. 123R, “Share-Based Payment” (Revised 2004)

          Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. We adopted this standard on January 1, 2006 under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS No. 123 had been applied. Prior to January 1, 2006, we have elected to account for our stock-based compensation plans under APB No. 25. Under SFAS No. 123R, we are required to recognize compensation expense using the fair value-based model for options that vest on or after January 1, 2006, including those that were granted prior to January 1, 2006. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan called for a performance in excess of our internal budget before any bonus payments were to be made, and authorized our Stock Option Committee, which consisted solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options are reported in the footnotes to our financial statements. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. We also have an employee stock purchase plan under which we began to recognize compensation expense under SFAS No. 123R on January 1, 2006.

          There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees and we treated all employees in one grouping in both periods reported. Our expected volatility input was estimated based on our historical stock price volatility in both periods reported. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both periods reported. Our expected dividends input was zero in both periods reported. Different assumptions could materially impact the resulting option value calculated. In the three months ended March 31, 2006, we had pro forma stock option compensation of approximately $48 thousand related to recognition of the vesting of options to purchase approximately 91 thousand shares. The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.1 years, expected volatility of 92%, risk-free interest rate of 3.98% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.87 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is “at-the-money” options to purchase approximately 91 thousand shares with a fair market stock value of $0.87 per share, and if the Benchmark Tranche is valued using an expected term of 3.1 years, expected volatility of 92%, a risk-free interest rate of 3.98% and expected dividends of zero, we obtain a fair value of approximately $48 thousand -- the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.1 years and an expected volatility of 60% instead of 92%, we obtain a value of approximately $43 thousand, or a decrease of approximately $5 thousand as compared to the Benchmark Value.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	42	37	33	28	24	19	15	11	8	4
	2	38	32	26	20	14	9	4	(1)	(5)	(9)
Time to	3	35	28	21	14	7	1	(4)	(9)	(13)	(17)
Expiration	4	32	24	16	9	2	(4)	(10)	(14)	(18)	(21)
(in years)	5	30	21	13	5	(2)	(9)	(14)	(18)	(22)	(24)
	6	27	18	9	1	(6)	(12)	(17)	(21)	(24)	(26)
	7	25	16	6	(2)	(9)	(15)	(20)	(23)	(26)	(28)
	8	23	13	4	(5)	(12)	(17)	(22)	(25)	(27)	(29)
	9	21	11	1	(7)	(14)	(19)	(24)	(26)	(28)	(29)
	10	19	9	(1)	(9)	(16)	(21)	(25)	(27)	(29)	(30)

           Stock option compensation related to recognition of the vesting of options of approximately $48 thousand for the three months ended on March 31, 2006 may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedules currently in place, we have approximately $51 thousand of compensation cost to be recognized after March 31, 2006 underlying stock options currently outstanding, approximately $47 thousand of which is to be recognized in the nine months ending December 31, 2006. In addition, we expect to recognize approximately $155 thousand in stock option compensation related to options we expect to issue to members of our Board of Directors under our Director Compensation Policy during the nine months ending December 31, 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

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

     Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2006, approximately $12.1 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.4%. We also had approximately $5.0 million of cash and cash equivalents at March 31, 2006, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2006. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $71 thousand based on our outstanding balances as of March 31, 2006.

     Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2006.

          We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $802 thousand.

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

          If, as of June 30, 2006, we meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. If, however we are not deemed an “accelerated filer” at that time, under current SEC rules we will not have to include such assessment and attestation until our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

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

           The loss of significant customers could harm our operating results.

           Sales to no single customer accounted for more than 10% of our consolidated revenue or accounts receivable for either of the three month periods ended March 31, 2005 and 2006. While we do not have any other customers who represented more than 10% of revenues over the last two years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. For example, on April 6, 2006, Henry Schein, Inc. (“Henry Schein”) announced it had completed the acquisition of NLS Animal Health (“NLS”). Henry Schein is our largest independent third party distributor and NLS is a distributor of IDEXX products. We believe IDEXX effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If Henry Schein were to decide not to carry our full product line due to prohibitions IDEXX effectively places on its distributors or for other reasons, our sales would likely suffer as it is unlikely we would completely recover the corresponding lower sales to Henry Schein through direct sales and sales through other distributors.

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

          We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. Products provided by these suppliers represent a majority of our revenues. We currently rely on these suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for certain of our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (a unit of Abbott Laboratories), Arkray Global Business, Inc., Boule Medical AB and Quidel. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. Although we believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2006 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	High switching costs. In certain of our diagnostic instrument products we would lose the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

          The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical Limited and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, Intervet International bv (a unit of Akzo Nobel N.V.), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

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

          Prior to 2005, we have incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2006, we had an accumulated deficit of $210.1 million. Notwithstanding our positive net income in 2005 and our expectation of profitability for 2006 as a whole, we have not consistently achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to at least limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.61 to a high of $1.71. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3.   Defaults upon Senior Securities

                None.

Item 4.   Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of stockholders during the first quarter ended March 31, 2006.

Item 5.   Other Information

                In lieu of filing a Form 8-K under Item 5.02, we disclose the following. At our Annual Meeting of Stockholders (the “Annual Meeting”) on May 12, 2006, Mr. William A. Aylesworth was elected to a three year term on our Board of Directors set to expire in 2009. Dr. Tina S. Nova, who had been nominated to serve a three year term on our Board of Directors set to expire in 2009, requested that we withdraw her nomination prior to the Annual Meeting due to her other professional commitments. As a result of Dr. Nova’s decision, following our Annual Meeting on May 12, 2006, our Board of Directors voted to reduce the size of the Board of Directors to seven (7) members, with Class I consisting of three (3) Directors, Class II consisting of two (2) Directors and Class III consisting of two (2) Directors. Our Board of Directors then voted to appoint Mr. G. Irwin Gordon to our Corporate Governance Committee of the Board of Directors and to appoint Dr. Robert B. Grieve as a Class III Director (i.e., with a term scheduled to expire in 2009). Dr. Robert B. Grieve had previously been a Class II Director (i.e., with a term scheduled to expire in 2008).

Item 6.    Exhibits

                (a)   Exhibits

Number	Notes	Description
10.1		Management Incentive Plan Master Document.
10.2		2006 Management Incentive Plan.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: May 15, 2006	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: May 15, 2006	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)