Form 10-Q
period 2006-06-30
HESKA CORP
filed 2006-07-28
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
   Yes   [     ] No  [ X  ]

         The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 27, 2006 was 50,382,417

           i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)
(unaudited)

ASSETS
	December 31, 2005	June 30, 2006

Current assets:
Cash and cash equivalents	$5,231	$5,188
Accounts receivable, net of allowance for doubtful accounts of $88 and $74, respectively	9,008	9,694
Inventories, net	11,654	11,469
Other current assets	952	824

Total current assets	26,845	27,175
Property and equipment, net	7,428	6,934
Intangible assets, net	1,529	1,441
Goodwill	714	754
Deferred tax asset, net of current portion	110	61
Other assets	158	159

Total assets	$36,784	$36,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,186	$4,210
Accrued liabilities	1,908	2,774
Current portion of deferred revenue	2,912	2,881
Line of credit	9,453	9,493
Current portion of long-term debt and capital leases	1,263	1,275

Total current liabilities	20,722	20,633
Long-term debt and capital leases, net of current portion	2,703	2,315
Deferred revenue, net of current portion, and other	10,126	9,709

Total liabilities	33,551	32,657

Commitments and contingencies
Stockholders’equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized; 50,042,355 and 50,367,417 shares issued and outstanding, respectively	50	50
Additional paid-in capital	213,054	213,445
Accumulated other comprehensive income (loss)	(47)	133
Accumulated deficit	(209,824)	(209,761)

Total stockholders’equity	3,233	3,867

Total liabilities and stockholders’ equity	$36,784	$36,524

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenue, net:
Product revenue, net:
Core companion animal health	$13,324	$14,652	$26,180	$28,911
Other vaccines, pharmaceuticals and products	2,847	3,520	6,827	6,229

Total product revenue, net	16,171	18,172	33,007	35,140
Research, development and other	394	365	712	897

Total revenue	16,565	18,537	33,719	36,037

Cost of revenue:
Cost of products sold	10,752	10,795	21,809	21,007
Cost of research, development and other	288	113	467	548

Total cost of revenue	11,040	10,908	22,276	21,555

Gross profit	5,525	7,629	11,443	14,482

Operating expenses:
Selling and marketing	3,428	3,607	7,227	7,281
Research and development	950	1,104	2,177	1,849
General and administrative	1,854	2,296	3,849	4,688

Total operating expenses	6,232	7,007	13,253	13,818

Income (loss) from operations	(707)	622	(1,810)	664
Interest and other expense, net	60	286	265	546

Income (loss) before income taxes	(767)	336	(2,075)	118
Income tax expense	--	34	--	55

Net income (loss)	$(767)	$302	$(2,075)	$63

Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.04)	$0.00

Weighted average shares used to compute basic net income (loss) per share	49,521	50,251	49,448	50,189

Weighted average shares used to compute diluted net income (loss) per share	49,521	51,594	49,448	52,174

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(2,075)	$63
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	882	829
Amortization of intangible assets	77	256
Deferred tax expense (benefit)	--	55
Stock based compensation	39	122
Unrealized (gain) loss on foreign currency translation	(122)	4
Changes in operating assets and liabilities:
Accounts receivable	2,375	(686)
Inventories	507	185
Other current assets	428	127
Accounts payable	1,161	(975)
Accrued liabilities	(964)	915
Deferred revenue and other long-term liabilities	(984)	(449)
Other	9	(1)

Net cash provided by (used in) operating activities	1,333	445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,078)	(333)
Capitalized patent costs	(60)	(168)

Net cash provided by (used in) investing activities	(1,138)	(501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	322	268
Proceeds from (repayments of) line of credit borrowings, net	(503)	40
Proceeds from (repayments of) debt and capital lease obligations, net	(159)	(375)

Net cash provided by (used in) financing activities	(340)	(67)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(200)	80

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(345)	(43)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,637	$5,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$382	$615

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)

1.        ORGANIZATION AND BUSINESS

           Heska Corporation (“Heska” or the “Company”) discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska’s core focus is on the canine and feline companion animal health markets, where it strives to provide high value products for unmet needs and advance the state of veterinary medicine.

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

          Cumulative net losses from inception of the Company in 1988 through June 30, 2006, have totaled $209.8 million. During the six months ended June 30, 2006, the Company recorded net income of approximately $63 thousand and operations provided cash of approximately $445 thousand. The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

          Inventories, net consist of the following (in thousands):

	December 31, 2005	June 30, 2006

Raw materials	$3,002	$3,275
Work in process	3,090	3,078
Finished goods	6,318	6,044
Allowance for excess or obsolete inventory	(756)	(928)

	$11,654	$11,469

Basic and Diluted Net Income (Loss) Per Share

          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company’s net losses for the three and six months ended June 30, 2005, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for those periods. For the three and six months ended June 30, 2006, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended June 30, 2006, and therefore excluded, were outstanding options to purchase 6,301,137 shares. Common stock equivalent securities that were anti-dilutive for the six months ended June 30, 2006, and therefore excluded, were outstanding options to purchase 3,594,981 shares. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company’s common stock during the three months ended June 30, 2006. Should the Company’s stock price increase, the number of common stock equivalents considered to be dilutive will increase. For the three and six months ended June 30, 2005, securities that have been excluded from diluted net loss per share because they would be anti-dilutive are outstanding options to purchase 11,299,168 shares.

Stock Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) under the modified prospective method of adoption. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). See Note 3 “Capital Stock” below for further information on stock based compensation.

3.        CAPITAL STOCK

Adoption of New Standard

          The Company adopted SFAS No. 123R effective January 1, 2006 under the modified prospective method of adoption. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models where applicable. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. This represents a change in accounting for the Company’s stock option plans and employee stock purchase plan. Prior to the Company’s adoption of SFAS No. 123R on January 1, 2006, the Company measured stock-based compensation under the intrinsic value based method of APB No. 25 with pro forma disclosures of net income or loss assuming the fair value method of SFAS No. 123, which became effective in 1996, had been applied. Any accounting difference between SFAS No. 123R and SFAS No. 123, as historically applied by the Company, shall be defined as the “123R Effect”.

          The Company recorded compensation expense of approximately $19 thousand and $39 thousand, respectively, related to the Company’s stock for the three and six months ended June 30, 2005. During the three and six months ended June 30, 2006, the 123R Effect reduced the Company’s income from continuing operations, income before income taxes and net income by approximately $65 thousand and $122 thousand, respectively, but did not have a material impact on the Company’s basic and diluted earnings per share. There was no 123R Effect on the Company’s cash flow from operations and cash flow from financing line items as the Company believes its net operating loss carryforwards (“NOLs”) are not realizable on a more-likely-than-not basis, and, accordingly, any NOL-related deferred tax assets must be completely offset by an equal valuation allowance. Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates, consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 would approximate the pro forma amounts as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(in thousands, except per share amounts)	(in thousands except per share amounts)
Net income (loss) as reported	$(767)	$(2,075)
Stock-based employee compensation expense included in the determination of net income (loss), as reported	19	39
Stock-based employee compensation expense, as if the fair value based method had been applied to all awards	(243)	(1,927)

Net income (loss), pro forma	$(991)	$(3,963)

Net income (loss) per share:
Basic and diluted - as reported	$(0.02)	$(0.04)

Basic and diluted - pro forma	$(0.02)	$(0.08)

          On February 24, 2005, the Company’s Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company’s internal budget before any bonus payments were to be made, and authorized the Company’s Stock Option Committee, which consisted solely of the Company’s Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not “in-the-money” through June 30, 2005 at its discretion. On March 30, 2005, the Company’s Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by the Company’s Directors and Executive Officers. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in the first six months of 2005 and included in the table above. In addition, options to purchase approximately 2.5 million shares and approximately 360 thousand shares were granted with immediate vesting during the six months ended June 30, 2005 and the three months ended June 30, 2005 respectively.

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and six months ended June 30, 2005 and June 30, 2006. The estimated total fair value of the options granted during the three months and six months ended June 30, 2005 was approximately $160 thousand and $1.2 million, respectively. The estimated total fair value of the options granted during the three months and six months ended June 30, 2006 was approximately $154 thousand and $170 thousand, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Risk-free interest rate	3.74%	5.07%	4.02%	5.04%
Expected lives	2.8 years	2.8 years	2.9 years	2.7 years
Expected volatility	86%	71%	86%	71%
Expected dividend yield	0%	0%	0%	0%

          A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,		Six Months Ended June 30,
	2005		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	9,350,959	$1.4509	11,989,582	$1.3251
Granted at market	3,999,897	$1.0130	338,990	$1.1266
Granted above market	--	$--	--	$--
Cancelled	(821,161)	$1.6345	(445,275)	$1.2605
Exercised	(540,113)	$0.7222	(232,998)	$0.8642

Outstanding at end of period	11,989,582	$1.3251	11,650,299	$1.3310

Exercisable at end of period	11,765,335	$1.3373	11,544,684	$1.3362

          The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Options Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2006	Weighted Average Exercise Price

$0.34 - $0.87	2,049,953	6.71	$0.6478	1,963,505	$0.6464
$0.88 - $0.95	2,382,414	8.26	$0.8968	2,382,414	$0.8968
$0.99 - $1.24	2,167,451	6.21	$1.1199	2,148,284	$1.1201
$1.25 - $1.58	2,276,617	8.25	$1.2981	2,276,617	$1.2981
$1.59 - $13.75	2,773,864	6.59	$2.4007	2,773,864	$2.4007

$0.34 - $13.75	11,650,299	7.20	$1.3310	11,544,684	$1.3362

4        SEGMENT REPORTING

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

          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total

Three Months Ended June 30, 2005:
Total revenue	$13,628	$2,937	$16,565
Operating income (loss)	(756)	49	(707)
Total assets	20,517	14,730	35,247
Capital expenditures	326	86	412
Depreciation and amortization	181	230	411
Amortization of intangible assets	37	--	37
Interest expense	105	115	220
Three Months Ended June 30, 2006:
Total revenue	$14,921	$3,616	$18,537
Operating income (loss)	365	257	622
Total assets	23,991	12,533	36,524
Capital expenditures	173	42	215
Depreciation and amortization	193	214	407
Amortization of intangible assets	40	--	40
Interest expense	198	89	287
	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total

Six Months Ended June 30, 2005:
Total revenue	$26,760	$6,959	$33,719
Operating income (loss)	(2,368)	558	(1,810)
Total assets	20,517	14,730	35,247
Capital expenditures	658	420	1,078
Depreciation and amortization	364	518	882
Amortization of intangible assets	77	--	77
Interest expense	252	201	453
Six Months Ended June 30, 2006:
Total revenue	$29,652	$6,385	$36,037
Operating income (loss)	205	459	664
Total assets	23,991	12,533	36,524
Capital expenditures	268	65	333
Depreciation and amortization	380	449	829
Amortization of intangible assets	256	--	256
Interest expense	403	202	605

5.        COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended June 30, 2005 and 2006 was ($1.0 million) and $501 thousand, respectively. Total comprehensive income (loss) for the six months ended June 30, 2005 and 2006 was ($2.4 million) and $243 thousand, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of July 28, 2006, and we undertake no duty to update this information.

     Overview

          We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% and 82% of our product revenue for 2005 and the six months ended June 30, 2006, respectively, and Other Vaccines, Pharmaceuticals and Products, which represented 19% and 18% of our product revenue for 2005 and the six months ended June 30, 2006, respectively.

          The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

          Diagnostic and monitoring instruments and supplies represented approximately 45% of our product revenue for 2005 and also for the six months ended June 30, 2006. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

          Single use, diagnostic and other tests, vaccines and pharmaceuticals represented approximately 36% and 37%, respectively, of our product revenue for both 2005 and the six months ended June 30, 2006. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

          We intend to reach sustained profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue for this segment grew 10% for the six months ended June 30, 2006 as compared to the corresponding 2005 period. Product revenue in our Core Companion Animal Health segment grew 4% in 2005 as compared to 2004 and has grown at a compounded annual growth rate of 19% since 1998, our first full year as a public company.

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

                 Capitalized Patent Costs

We defer and capitalize certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We own a portfolio of patents not currently utilized in our product development or manufacture. Several entities have paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believe that we have an obligation to protect the underlying patents, we defer the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that support the agreements. We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing its technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized. These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized. Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $168 thousand and $60 thousand for the six months ended June 30, 2006 and 2005, respectively, and amortized approximately $256 thousand and $77 thousand for the same periods, respectively. The Company capitalized approximately $103 thousand and $0 for the three months ended June 30, 2006 and 2005, respectively, and amortized approximately $40 thousand and $37 thousand for the same periods, respectively.

     Results of Operations

     Revenue

          Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 7% to $36.0 million for the six months ended June 30, 2006 as compared to $33.7 million for the corresponding period in 2005. Product revenue increased 6% to $35.1 million for the six months ended June 30, 2006 as compared to $33.0 million for the corresponding period in 2005. Total revenue increased 12% to $18.5 million for the three months ended June 30, 2006 as compared to $16.6 million for the corresponding period in 2005. Product revenue increased 12% to $18.2 million for the three months ended June 30, 2006 as compared to $16.2 million for the corresponding period in 2005.

          Product revenue from our Core Companion Animal Health segment was $28.9 million for the six months ended June 30, 2006, an increase of 10% as compared to $26.2 million for the corresponding period in 2005. Key factors in the increase were higher sales of our instrument consumables, where we experienced growth both domestically and internationally, our heartworm diagnostic tests, our heartworm preventive and our IV pumps, somewhat offset by lower sales of our hematology instrument. Product revenue from our Core Companion Animal Health segment was $14.7 million for the three months ended June 30, 2006, an increase of 10% as compared to $13.3 million for the corresponding period in 2005. Key factors in the increase were higher sales of our instrument consumables, where we experienced growth both domestically and internationally, our heartworm preventive and our European allergy business, somewhat offset by lower sales of our hematology instrument.

          Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) decreased by 9% to $6.2 million for the six months ended June 30, 2006 as compared to $6.8 million for the corresponding period in 2005. Key factors in the decline were purchases under our contract with AgriLabs by Intervet which occurred in the first quarter of 2005, but not 2006, and lower sales to AgriLabs in the second quarter under this contract, somewhat offset by greater sales of bulk bovine biologicals. Intervet launched a line of bovine vaccines competitive with ours in 2005. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment (“OVP”) increased by 24% to $3.5 million for the three months ended June 30, 2006 as compared to $2.8 million for the corresponding period in 2005. Key factors in the increase were greater sales of bulk bovine biologicals and fish vaccines, somewhat offset by lower sales of bovine vaccines under our contract with AgriLabs.

          Revenue from research, development and other increased 26% to $897 thousand for the six months ended June 30, 2006 from $712 thousand for the corresponding period in 2005. The increase was primarily due to the acceleration of deferred licensing fees which were recognized due to a third party terminating its licensing agreement. Revenue from research, development and other decreased 7% to $365 thousand for the three months ended June 30, 2006 from $394 thousand for the corresponding period in 2005. The decrease was primarily due to the acceleration of deferred licensing fees which were previously recognized due to third parties terminating icensing agreements in 2005 and the first quarter of 2006.

          For 2006, we expect to grow our Core Companion Animal Health segment product revenue as compared to 2005. We anticipate OVP product revenue to decrease slightly as compared to 2005. We expect research, development and other revenue to decline slightly in 2006 as compared to 2005.

     Cost of Revenue

          Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $21.6 million for the first six months of 2006, a 3% decrease as compared to $22.3 million for the corresponding period in 2005. Gross profit increased 27% to $14.5 million for the six months ended June 30, 2006 as compared to $11.4 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 40.2% for the six months ended June 30, 2006 as compared to 33.9% in the corresponding period in 2005. Cost of revenue totaled $10.9 million for the three months ended June 30, 2006, a 1% decrease as compared to $11.0 million for the corresponding period in 2005. Gross profit increased 38% to $7.6 million for the three months ended June 30, 2006 as compared to $5.5 million in the prior year corresponding period. Gross Margin increased to 41.2% for the three months ended June 30, 2006 as compared to 33.4% in the corresponding period in 2005.

          Cost of products sold decreased 4% to $21.0 million in the six months ended June 30, 2006 from $21.8 million in the prior year period. Gross profit on product revenue increased 26% to $14.1 million for the six months ended June 30, 2006 from $11.2 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 40.2% in the six months ended June 30, 2006 as compared to 33.9% in the corresponding period in 2005. Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, a greater proportion of revenue from instrument consumable sales, which typically carry a higher than average gross margin, and from higher sales of our heartworm diagnostic tests, where an agreement under which we paid certain royalties expired in 2005. Cost of products sold increased slightly to $10.8 million in the three months ended June 30, 2006 as compared to prior year period. Gross profit on product revenue increased 36% to $7.4 million for the three months ended June 30, 2006 from $5.4 million in the prior year period. Product Gross Margin increased to 40.6% in the three months ended June 30, 2006 as compared to 33.5% in the corresponding period in 2005. Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, a greater proportion of revenue from instrument consumable sales, which typically carry a higher than average gross margin and improved margins from our OVP segment due to product volume and mix.

          Cost of research, development and other revenue increased 17% to $548 thousand in the six months ended June 30, 2006 as compared to $467 thousand in the prior year period. Gross profit on research, development and other revenue increased 42% to $349 thousand for the six months ended June 30, 2006 from $245 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 38.9% for the six months ended June 30, 2006 as compared to 34.4% in the prior year period. A key factor in the improvement was the greater capitalization of certain expenditures in 2006. Cost of research, development and other revenue decreased 61% to $113 thousand in the three months ended June 30, 2006 as compared to $288 thousand in the prior year period. Gross profit on research, development and other revenue increased 138% to $252 thousand for the three months ended June 30, 2006 from $106 thousand in the prior year period. Other Gross Margin increased to 69.0% for the three months ended June 30, 2006 as compared to 26.9% in the prior year period. A key factor in the improvement was the greater capitalization of certain expenditures in 2006.

           We expect Gross Margin to increase in 2006 as compared to 2005 as we expect to sell a greater proportion of total product sales in relatively higher margin products.

     Operating Expenses

          Total operating expenses increased 4% to $13.8 million in the six months ended June 30, 2006 as compared to $13.3 million in the prior year period. Total operating expenses increased 12% to $7.0 million in the three months ended June 30, 2006 as compared to $6.2 million in the prior year period.

          Selling and marketing expenses consist primarily of salaries, commissions and benefits for sales and marketing personnel and expenses related to product advertising and promotion. Selling and marketing expenses increased 1% to $7.3 million in the six months ended June 30, 2006 as compared to $7.2 million in the corresponding period in 2005. Selling and marketing expenses increased 5% to $3.6 million in the three months ended June 30, 2006 as compared to $3.4 million in the corresponding period in 2005. Key factors in the increase were higher marketing expenditures and higher compensation and benefits costs due to commissions on the record second quarter revenue.

          Research and development expenses declined 15% to $1.8 million for the six months ended June 30, 2006 from $2.2 million during the corresponding period in 2005. The decline was primarily due to lower compensation and benefits costs primarily due to reductions in headcount. Research and development expenses increased 16% to $1.1 million for the three months ended June 30, 2006 from $950 thousand during the corresponding period in 2005. A key factor in the increase was greater expense recognition from materials used and research and development projects, including projects jointly undertaken with third parties.

          General and administrative expenses were $4.7 million in the six months ended June 30, 2006, up 22% from $3.8 million in the prior year period. Key factors in the increase include increased rent expense and increased compensation expense, primarily related to the accrual of our 2006 Management Incentive Plan (“MIP”) payouts. General and administrative expenses were $2.3 million in the three months ended June 30, 2006, up 24% from $1.9 million in the prior year period. A key factor in the increase was greater compensation expense, primarily related to our 2006 MIP payouts.

          In 2006, we expect total operating expenses to increase as compared to 2005. We expect operating expenses generally will increase more slowly than increases in revenue.

     Interest and Other Expense, Net

          Net interest expense was $570 thousand in the six months ended June 30, 2006, an increase of $148 thousand from $422 thousand in the prior year period. The increase reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”), increases in Wells Fargo’s prime rate and negotiated spread rate increases with Wells Fargo. In the six months ended June 30, 2006, net interest and other expense was decreased slightly by $24 thousand in gains from foreign currency translation, as compared to $157 thousand in gains from foreign currency translation related to an intercompany receivable/payable between our Swiss operating subsidiary and our U.S.-based parent in the six months ended June 30, 2005. Net interest expense was $269 thousand in the three months ended June 30, 2006, an increase of $70 thousand from $199 thousand in the prior year period. The increase reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo, increases in Wells Fargo’s prime rate and negotiated spread rate increases with Wells Fargo. In the three months ended June 30, 2006, net interest and other expense was increased slightly by $17 thousand in losses from foreign currency translation, as compared to $139 thousand in gains from foreign currency translation related to an intercompany receivable/payable between our Swiss operating subsidiary and our U.S.-based parent in the three months ended June 30, 2005.

          We expect net interest expense to increase in 2006 as compared to 2005 due to additional term loan borrowings agreed to in July 2005 with Wells Fargo and as we use our revolving credit facility more extensively to fund our growth.

     Income Tax Expense

          We recognized $55 thousand of income tax expense in the six months ended June 30, 2006. We paid no cash income taxes in this period, but did utilize our net operating loss carryforward in Switzerland, as discussed below.

          We did not recognize any income tax expense in the three or six months ended June 30, 2005. This is because we had not been consistently profitable historically and, accordingly, did not recognize a tax benefit on our pre-tax losses. Based on the profitable operating performance of Heska AG, we concluded in the fourth quarter of 2005 that our NOL in Switzerland was realizable on a more-likely-than-not basis. Correspondingly, we reduced the related valuation allowance, which resulted in an income tax benefit of approximately $185 thousand in the fourth quarter of 2005. This results in a deferred tax asset equal to the approximate value of income taxes Heska will recognize in its future statements of operations as income tax that it will not actually pay in cash as Heska utilizes its NOLs, such as occurred during the three and six months ended June 30, 2006.

          We expect to incur approximately $100 thousand in 2006 tax expense related to federal taxes in Switzerland. As discussed above, we do not expect to pay cash taxes in 2006.

     Net Income (Loss)

          Our net income was $63 thousand in the six months ended June 30, 2006, an improvement of over $2.1 million compared to the prior year period. The improvement was due to an increase in Gross Margin of over six percentage points and greater revenue, somewhat offset by increased operating expenses. Our net income was $302 thousand in the three months ended June 30, 2006, an improvement of over $1.1 million when compared to our net loss of $767 thousand during the prior year period. The improvement was due to an increase in Gross Margin of over seven and one half percentage points and record second quarter revenue, somewhat offset by increased operating expenses.

          In 2006, we expect to increase our net income primarily due to increased revenue and increased gross margins, somewhat offset by increased operating expenses.

     Liquidity and Capital Resources

          We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2006, we had net income of $63 thousand. During the six months ended June 30, 2006, our operations provided cash of approximately $445 thousand. At June 30, 2006, we had $5.2 million of cash and cash equivalents, $6.5 million of working capital, $9.5 million of outstanding borrowings under our revolving line of credit, discussed below, and $3.6 million of other debt and capital leases.

          At June 30, 2006, we had a $12.0 million asset-based revolving line of credit which had a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At June 30, 2006, $9.5 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2006, interest was charged at a stated rate of prime plus 2.0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of June 30, 2006. At June 30, 2006, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $1.2 million.

          At June 30, 2006, we also had outstanding obligations for long-term debt and capital leases totaling approximately $3.6 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate and had an outstanding balance at June 30, 2006 of approximately $799 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. The term loan had a stated interest rate of prime plus 2.0% on June 30, 2006. In July 2005, we borrowed an additional $2.5 million from Wells Fargo which was secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”). The Equipment Notes had a stated interest rate of prime plus 2.0% as of June 30, 2006. The Equipment Notes had an outstanding balance at June 30, 2006 of approximately $2.3 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable on May 31, 2007 and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $23 thousand at June 30, 2006.

          Net cash provided by operating activities was $445 thousand for the six months ended June 30, 2006 as compared to $1.3 million provided during the corresponding period in 2005. Major factors in the decrease between the two periods were a decrease of $3.1 million of cash provided by accounts receivable due to the timing of customer receipts and an increase in cash used to reduce accounts payable of $2.1 million, which were somewhat offset by a $2.1 million improvement in net income, a $1.9 million decrease in cash used for accrued liabilities and $535 thousand of cash provided by changes in deferred revenue due to the timing of a customer receiving products under a contract in our OVP segment.

          Net cash flows from investing activities used cash of $501 thousand in the six months ended June 30, 2006, compared to $1.1 million during the corresponding period in 2005, with the change primarily due to a decrease in capital expenditures of approximately $745 thousand in 2006 as compared to 2005, somewhat offset by approximately $110 thousand in higher capitalized patent costs.

          Net cash flows from financing activities used cash of $67 thousand during the six months ended June 30, 2006 as compared to $340 thousand during the corresponding period in 2005. In 2006, the cash was used primarily by the repayments of debt and capital leases. In 2005, the cash was used primarily by repayments on our revolving line of credit.

          At June 30, 2006, we had net intangible assets of approximately $1.4 million related to deferred patent costs. These deferred patent costs are being recognized as research and development costs on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also had total deferred revenue and other long-term liabilities, net of current portion, of approximately $9.7 million. Included in this total is approximately $9.3 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the six months ended June 30, 2006 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

          Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies are successfully developed, the extent of the market acceptance of any new products, changes required of us by regulatory bodies to maintain our operations and other factors.

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

     Recent Accounting Pronouncements

           Adoption of SFAS No. 123R, “Share-Based Payment” (Revised 2004)

          Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. We adopted this standard on January 1, 2006 under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS No. 123 had been applied. Prior to January 1, 2006, we have elected to account for our stock-based compensation plans under APB No. 25. Under SFAS No. 123R, we are required to recognize compensation expense using the fair value-based model for options that vest on or after January 1, 2006, including those that were granted prior to January 1, 2006. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan called for a performance in excess of our internal budget before any bonus payments were to be made, and authorized our Stock Option Committee, which consisted solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options were reported in the footnotes to our financial statements. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. We also have an employee stock purchase plan under which we began to recognize compensation expense under SFAS No. 123R on January 1, 2006.

          There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees and we treated all employees in one grouping in both periods reported. Our expected volatility input was estimated based on our historical stock price volatility in both periods reported. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both periods reported. Our expected dividends input was zero in both periods reported. Different assumptions could materially impact the resulting option value calculated. In the six months ended June 30, 2006, we recorded stock option compensation of approximately $100 thousand related to recognition of the vesting of options to purchase approximately 193 thousand shares. The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 3.1 years, expected volatility of 88%, risk-free interest rate of 4.27% and expected dividends of zero. A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $0.88 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”). The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is “at-the-money” options to purchase approximately 193 thousand shares with a fair market stock value of $0.88 per share, and if the Benchmark Tranche is valued using an expected term of 3.1 years, expected volatility of 88%, a risk-free interest rate of 4.27% and expected dividends of zero, we obtain a fair value of approximately $100 thousand – the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 3.1 years and an expected volatility of 60% instead of 88%, we obtain a value of approximately $94 thousand, or a decrease of approximately $6 thousand as compared to the Benchmark Value.

					Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%

	1	86	76	67	57	47	38	29	21	13	5
	2	78	65	52	39	27	15	4	(6)	(15)	(23)
Time to	3	71	56	41	26	12	(1)	(13)	(23)	(32)	(40)
Expiration	4	65	48	31	15	0	(13)	(25)	(35)	(43)	(50)
(in years)	5	59	41	23	6	(9)	(22)	(34)	(43)	(51)	(56)
	6	54	35	16	(2)	(17)	(30)	(41)	(49)	(56)	(61)
	7	48	29	10	(8)	(24)	(36)	(46)	(54)	(60)	(64)
	8	43	24	4	(14)	(29)	(42)	(51)	(58)	(62)	(66)
	9	39	19	(1)	(19)	(34)	(46)	(54)	(61)	(65)	(67)
	10	34	14	(6)	(24)	(38)	(49)	(57)	(63)	(66)	(68)

          Stock option compensation related to recognition of the vesting of options of approximately $100 thousand for the six months ended on June 30, 2006 may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedules currently in place, we have approximately $152 thousand of compensation cost to be recognized after June 30, 2006 underlying stock options currently outstanding, approximately $97 thousand of which is to be recognized in the six months ending December 31, 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

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

     Interest Rate Risk

          The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2006, approximately $13.1 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.2%. We also had approximately $5.2 million of cash and cash equivalents at June 30, 2006, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2006. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $79 thousand based on our outstanding balances as of June 30, 2006.

     Foreign Currency Risk

          Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2006.

          We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $729 thousand.

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

          As of June 30, 2006, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, thus, are not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. Under current SEC rules, we will not include an assessment and attestation until our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

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

          We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 10 independent third-party distributors who carry our full line of Core Companion Animal Health products, approximately 12 independent third-party distributors who carry portions of our Core Companion Animal Health product line through an outside sales force of approximately 32 individuals and through an inside sales force of approximately 21 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our distributors and rely on other arrangements with third parties to market, distribute and sell our products. In addition, most of our distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national distributors to sell our full line of products and significantly restricts our ability to market our products to veterinarians. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line. In the second quarter of 2005, one of our distributors purchased an IDEXX distributor and subsequently infomred us that they no longer would carry our instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

          We currently rely on third party suppliers to manufacture those products we do not manufacture ourselves. Products provided by these suppliers represent a majority of our revenues. We currently rely on these suppliers for our veterinary diagnostic and patient monitoring instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us products they manufacture which are responsible for more than 5% or more of our revenue are i-STAT Corporation (a unit of Abbott Laboratories), Arkray Global Business, Inc., Boule Medical AB and Quidel. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. Although we believe we have agreements in place to ensure supply of our major product offerings through at least the end of 2006 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

          Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with Schering-Plough Animal Health Corporation (“SPAH”) which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

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

          The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We are currently required to obtain an audit of our internal controls for the year ending December 31, 2007. Thus, our general and administrative costs are likely to increase in 2007. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

           We may not be able to achieve sustained profitability.

          Prior to 2005, we have incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2006, we had an accumulated deficit of $209.8 million. Notwithstanding our positive net income in 2005 and our expectation of profitability for 2006 as a whole, we have not consistently achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to at least limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

          Sales to no single customer accounted for more than 10% of our consolidated revenue or accounts receivable for the three and six month periods ended June 30, 2005 and 2006. While we do not have any customers who represented more than 10% of revenues over the last two years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. For example, Henry Schein, Inc. (“Henry Schein”) acquired NLS Animal Health (“NLS”) in the second quarter of 2006. Henry Schein was our largest independent third party distributor at the time and NLS was a distributor of IDEXX products. We believe IDEXX effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Henry Schein subsequently informed us that they will no longer carry our diagnostic instruments and heartworm diagnostic tests. Henry Schein and we have agreed that Henry Schein will carry our products that do not compete directly with IDEXX under an amended distribution agreement. Henry Schein customers’ purchases of our products will likely decline as it is unlikely we will completely recover purchases by these customers through direct sales and sales to other distributors. We believe IDEXX effectively prohibits Henry Schein from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line. In addition, Butler Animal Health Supply (“Butler”), an IDEXX distributor, has signed a letter of intent to acquire IVESCO, one of our distributors. If Butler acquires control of IVESCO and decides not to carry our full product line due to prohibitions IDEXX effectively places on its distributors or for other reasons, IVESCO customers’ purchases of our products will likely decline as it is unlikely we will completely recover purchases by these customers through direct sales and sales to other distributors.

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

          The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.65 to a high of $1.75. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

          Under our credit and security agreement with Wells Fargo, as amended and restated in December 2005 and under prior agreements, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.

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

           None.

Item 3.   Defaults upon Senior Securities

           None.

Item 4.   Submission of Matters to a Vote of Security Holders

           Our 2006 annual meeting of stockholders (the “2006 Annual Meeting”) was held on May 12, 2006 in Loveland, Colorado. Two proposals, as described in our Proxy Statement dated April 12, 2006, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee:	Number of Shares

William A. Aylesworth	For Withheld	45,038,636 1,013,910

2.	Ratification of the Appointment of Ehrhardt Keefe Steiner & Hottman PC as Heska Corporation’s Independent Registered Public Accountant:

For 45,780,149	Against 155,580	Abstain 116,817

Item 5.   Other Information

           None.

Item 6.    Exhibits

                (a)   Exhibits

Number	Notes	Description
10.1	H	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Notes
                H  Confidential treatment has been requested with respect to certain portions of this agreement.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HESKA CORPORATION

Date: July 28, 2006	By /s/ Robert B. Grieve ROBERT B. GRIEVE Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: July 28, 2006	By /s/ Jason A. Napolitano JASON A. NAPOLITANO Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)