Form 10-Q
period 2006-09-30
HESKA CORP
filed 2006-11-13
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 9, 2006 was 50,584,113

i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, THYROMED and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2005		September 30, 2006

Current assets:
Cash and cash equivalents	$5,231	$5,259
Accounts receivable, net of allowance for doubtful accounts of $88 and $92, respectively	9,008	9,365
Inventories, net	11,654	13,030
Asset held for sale	—	1,849
Other current assets	952	957
Total current assets	26,845	30,460
Property and equipment, net	7,428	6,861
Intangible assets, net	1,529	—
Goodwill	714	755
Deferred tax asset, net of current portion	110	38
Other assets	158	157
Total assets	$36,784	$38,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,186	$5,051
Accrued liabilities	1,908	3,441
Current portion of deferred revenue	2,912	4,555
Line of credit	9,453	8,834
Current portion of long-term debt and capital leases	1,263	1,275
Total current liabilities	20,722	23,156
Long-term debt and capital leases, net of current portion	2,703	2,122
Deferred revenue, net of current portion, and other	10,126	8,070
Total liabilities	33,551	33,348

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,042,355 and 50,467,002 shares issued and outstanding, respectively	50	50
Additional paid-in capital	213,054	213,631
Accumulated other comprehensive income (loss)	(47)	139
Accumulated deficit	(209,824)	(208,897)
Total stockholders' equity	3,233	4,923
Total liabilities and stockholders' equity	$36,784	$38,271

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue, net:
Product revenue, net:
Core companion animal health	$15,487	$15,612	$41,667	$44,523
Other vaccines, pharmaceuticals and products	3,497	2,561	10,324	8,790
Total product revenue, net	18,984	18,173	51,991	53,313
Research, development and other	356	432	1,068	1,329
Total revenue	19,340	18,605	53,059	54,642

Cost of revenue:
Cost of products sold	11,358	10,348	33,167	31,355
Cost of research, development and other	304	321	771	869
Total cost of revenue	11,662	10,669	33,938	32,224

Gross profit	7,678	7,936	19,121	22,418

Operating expenses:
Selling and marketing	3,484	3,490	10,711	10,771
Research and development	884	814	3,061	2,663
General and administrative	1,838	2,482	5,687	7,170
Total operating expenses	6,206	6,786	19,459	20,604
Income (loss) from operations	1,472	1,150	(338)	1,814
Interest and other expense, net	238	263	503	809
Income (loss) before income taxes	1,234	887	(841)	1,005
Income tax expense	—	23	—	78
Net income (loss)	$1,234	$864	$(841)	$927

Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.02)	$0.02

Weighted average shares used to compute basic net income (loss) per share	49,817	50,411	49,573	50,264

Weighted average shares used to compute diluted net income (loss) per share	50,133	52,940	49,573	52,442

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(841)	$927
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,319	1,256
Amortization of intangible assets	117	299
Deferred tax expense (benefit)	—	78
Stock based compensation	58	184
Unrealized (gain) loss on foreign currency translation	(64)	16
Changes in operating assets and liabilities:
Accounts receivable	836	(357)
Inventories	1,328	(1,376)
Asset held for sale	—	(326)
Other current assets	322	(5)
Accounts payable	(1,407)	(135)
Accrued liabilities	(1,074)	1,605
Deferred revenue and other long-term liabilities	(935)	(413)
Other	(3)	(1)
Net cash provided by (used in) operating activities	(344)	1,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,268)	(687)
Capitalized patent costs	(187)	(292)
Net cash provided by (used in) investing activities	(1,455)	(979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	299	392
Proceeds from (repayments of) line of credit borrowings, net	(427)	(619)
Proceeds from (repayments of) debt and capital lease obligations, net	2,270	(569)
Net cash provided by (used in) financing activities	2,142	(796)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	51
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114	28
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,231
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,096	$5,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$724	$913

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") discovers, develops, manufactures, markets, sells, distributes and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets, where it strives to provide high value products for unmet needs and advance the state of veterinary medicine.

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

Cumulative net losses from inception of the Company in 1988 through September 30, 2006, have totaled $208.9 million. During the nine months ended September 30, 2006, the Company recorded net income of approximately $927 thousand and operations provided cash of approximately $1.8 million. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company's obligations are fulfilled under agreements to license product rights and/or technology rights, in determining the need for a valuation allowance on certain deferred tax assets and in evaluating long-lived assets for impairment.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to fair value.

Inventories, net consist of the following (in thousands):

	December 31,	September 30,
	2005	2006

Raw materials	$3,002	$3,793
Work in process	3,090	3,067
Finished goods	6,318	6,798
Allowance for excess or obsolete inventory	(756)	(628)
	$11,654	$13,030

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company's net loss for the nine months ended September 30, 2005, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for those periods. For the three months ended September 30, 2005, and the three and nine months ended September 30, 2006, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2005, and therefore excluded, were outstanding options to purchase 9,142,192 shares. Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2006, and therefore excluded, were outstanding options to purchase 3,072,692 shares. Common stock equivalent securities that were anti-dilutive for the nine months ended September 30, 2006, and therefore excluded, were outstanding options to purchase 3,097,783 shares. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three months ended September 30, 2005 and the three and nine months ended September 30, 2006. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 "Share-Based Payments" ("SFAS No. 123R") under the modified prospective method of adoption. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, and followed the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"). See Note 3 "Capital Stock" below for further information on stock based compensation.

3. CAPITAL STOCK

Adoption of New Standard

The Company adopted SFAS No. 123R effective January 1, 2006 under the modified prospective method of adoption. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models where applicable. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. This represents a change in accounting for the Company's stock option plans and employee stock purchase plan. Prior to the Company's adoption of SFAS No. 123R on January 1, 2006, the Company measured stock-based compensation under the intrinsic value based method of APB No. 25 with pro forma disclosures of net income or loss assuming the fair value method of SFAS No. 123, which became effective in 1996, had been applied. Any accounting difference between SFAS No. 123R and SFAS No. 123, as historically applied by the Company, shall be defined as the "123R Effect".

The Company recorded compensation expense of approximately $19 thousand and $58 thousand, respectively, related to the Company's stock for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, the 123R Effect reduced the Company's income from continuing operations, income before income taxes and net income by approximately $63 thousand and $185 thousand, respectively, but did not have a material impact on the Company's basic and diluted earnings per share. There was no 123R Effect on the Company's cash flow from operations and cash flow from financing line items as the Company believes its net operating loss carryforwards ("NOLs") are not realizable on a more-likely-than-not basis, and, accordingly, any NOL-related deferred tax assets must be completely offset by an equal valuation allowance. Had compensation expense for the Company's stock-based compensation plans been based on the fair value at the grant dates, consistent with the methodology of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 would approximate the pro forma amounts as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)

Net income (loss) as reported	$1,234	$(841)
Stock-based employee compensation expense
included in the determination of net income (loss), as reported	19	58
Stock-based employee compensation expense,
as if the fair value based method had been applied to all awards	(83)	(2,050)
Net income (loss), pro forma	$1,170	$(2,833)
Net income (loss) per share:
Basic and diluted – as reported	$0.02	$(0.02)
Basic and diluted – pro forma	$0.02	$(0.06)

On February 24, 2005, the Company's Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company's future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company's internal budget before any bonus payments were to be made, and authorized the Company's Stock Option Committee, which consisted solely of the Company's Chief Executive Officer, to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not "in-the-money" through June 30, 2005 at its discretion. On March 30, 2005, the Company's Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. This action affected approximately 750 thousand options, approximately 55 thousand of which were held by the Company's Directors and Executive Officers. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation expense related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in the first six months of 2005 and included in the table above. In addition, options to purchase approximately 49 thousand shares and approximately 2.5 million shares were granted with immediate vesting during the three months ended September 30, 2005 and the nine months ended September 30, 2005 respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months and nine months ended September 30, 2005 and September 30, 2006. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2005 was approximately $19 thousand and $1.2 million, respectively. The estimated total fair value of the options granted during the three months and nine months ended September 30, 2006 was approximately $8 thousand and $178 thousand, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Risk-free interest rate	4.06%	4.86%	4.03%	5.04%
Expected lives	2.8 years	2.8 years	2.9 years	2.7 years
Expected volatility	83%	66%	86%	71%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2005		Nine Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,350,959	$1.4509	11,989,582	$1.3251
Granted at market	3,999,897	$1.0130	350,586	$1.1416
Granted above market	—	$—	—	$—
Cancelled	(821,161)	$1.6345	(676,752)	$1.3023
Exercised	(540,113)	$0.7222	(332,583)	$0.9206
Outstanding at end of period	11,989,582	$1.3251	11,330,833	$1.3326
Exercisable at end of period	11,765,335	$1.3373	11,275,223	$1.3356

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.34 - $0.87	2,008,886	6.42	$0.6448	1,959,943	$0.6439
$0.88 - $0.95	2,331,033	8.02	$0.8965	2,331,033	$0.8965
$0.99 - $1.24	2,094,119	5.93	$1.1190	2,087,452	$1.1191
$1.25 - $1.58	2,176,381	8.09	$1.2934	2,176,381	$1.2934
$1.59 - $13.75	2,720,414	6.32	$2.4100	2,720,414	$2.4100
$0.34 - $13.75	11,330,833	6.95	$1.3326	11,275,223	$1.3356

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2005:
Total revenue	$15,786	$3,554	$19,340
Operating income (loss)	1,039	433	1,472
Total assets	23,691	12,760	36,451
Capital expenditures	170	20	190
Depreciation and amortization	199	238	437
Amortization of intangible assets	39	—	39
Interest expense	150	129	279

Three Months Ended September 30, 2006:
Total revenue	$16,022	$2,583	$18,605
Operating income (loss)	1,165	(15)	1,150
Total assets	26,158	12,113	38,271
Capital expenditures	175	179	354
Depreciation and amortization	195	232	427
Amortization of intangible assets	43	—	43
Interest expense	183	115	298

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2005:
Total revenue	$42,546	$10,513	$53,059
Operating income (loss)	(1,329)	991	(338)
Total assets	23,691	12,760	36,451
Capital expenditures	828	440	1,268
Depreciation and amortization	563	756	1,319
Amortization of intangible assets	117	—	117
Interest expense	402	330	732

Nine Months Ended September 30, 2006:
Total revenue	$45,674	$8,968	$54,642
Operating income (loss)	1,370	444	1,814
Total assets	26,158	12,113	38,271
Capital expenditures	443	244	687
Depreciation and amortization	575	681	1,256
Amortization of intangible assets	299	—	299
Interest expense	586	317	903

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended September 30, 2005 and 2006 was $1.370 million and $870 thousand, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2005 and 2006 was ($1.034 million) and $1.113 million, respectively.

6. ASSET HELD FOR SALE

At September 30, 2006, the Company was in the process of selling a significant portion of its non-core intellectual property assets to a third party. This transaction is expected to be completed during the next year. The Company currently anticipates no reduction in the carrying value of this asset. This asset is included in the Core Companion Animal Health segment.

7. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. On September 9, 2005, United Vaccines, Inc. ("United"), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary ("Diamond") and Heska Corporation alleging various claims. On October 20, 2005, we filed counterclaims on behalf of Diamond as well as a motion to dismiss all claims against Heska Corporation. United filed an amended complaint on November 16, 2005 and Diamond filed an amended counterclaim on January 25, 2006. The matter proceeded to a jury trial. On October 18, 2006, all remaining claims against Diamond and Heska Corporation were dismissed and United was found in breach of contract with corresponding damages of approximately $1.9 million owed to Diamond. In the course of the litigation, we discovered that United had dissolved effective December 29, 2005. We also came to believe that United had transferred substantially all its assets to an Indiana Domestic Limited Liability Company (LLC). We have been informed that United does not have sufficient assets to satisfy the judgment against it. While we intend to pursue the matter vigorously, there can be no assurance we will recover any of the damages awarded to Diamond or that Diamond or Heska Corporation will not ultimately be responsible for damages to United should United decide to appeal the October 18, 2006 judgment.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of November 10, 2006, and we undertake no duty to update this information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% and 84% of our product revenue for 2005 and the nine months ended September 30, 2006, respectively, and Other Vaccines, Pharmaceuticals and Products, which represented 19% and 16% of our product revenue for 2005 and the nine months ended September 30, 2006, respectively.

The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies as well as single use, diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic and monitoring instruments and supplies represented approximately 45% of our product revenue for 2005 and 44% for the nine months ended September 30, 2006. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated consumables. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.

Single use, diagnostic and other tests, vaccines and pharmaceuticals represented approximately 36% and 40%, respectively, of our product revenue for 2005 and the nine months ended September 30, 2006. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy diagnostic tests and our allergy immunotherapy. Products in this area are both supplied by third parties and provided by us.

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

All our Core Companion Animal Health products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. Core Companion Animal Health products are sold directly by us as well as through independent third party distributors and other distribution relationships. Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. To be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), effectively prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national independent third party distributors to sell our full line of products.

We intend to reach sustained profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment. Product revenue for this segment grew 7% for the nine months ended September 30, 2006 as compared to the corresponding 2005 period. Product revenue in our Core Companion Animal Health segment grew 4% in 2005 as compared to 2004 and has grown at a compounded annual growth rate of 19% since 1998, our first full year as a public company.

The Other Vaccines, Pharmaceuticals and Products segment ("OVP") includes our 168 thousand square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there. Core Companion Animal Health segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our Core Companion Animal Health segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals, horses and fish. All OVP products are sold by third parties under third party labels.

We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of OVP segment's revenue. Subject to certain purchase minimums, under our long-term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Occasionally we enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

Capitalized Patent Costs

We defer and capitalize certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We own a portfolio of patents not currently utilized in our product development or manufacture. Several entities have paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believe that we have an obligation to protect the underlying patents, we defer the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that support the agreements. We use the term "patent prosecution" in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of "patent prosecution" and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized.  These capitalized costs are amortized over the same period as the licensing revenue related to those patents is recognized.  Costs in excess of the amount of remaining related deferred licensing revenue are not capitalized, but are expensed as incurred. The Company capitalized approximately $292 thousand and $187 thousand for the nine months ended September 30, 2006 and 2005, respectively, and amortized approximately $299 thousand and $117 thousand for the same periods, respectively. The Company capitalized approximately $124 thousand and $127 thousand for the three months ended September 30, 2006 and 2005, respectively, and amortized approximately $43 thousand and $40 thousand for the same periods, respectively. As we are currently in the process of selling the patents underlying these capitalized patent costs to a third party, approximately $1.5 million in capitalized patent costs is included in the "asset held for sale" line item on our balance sheet at September 30, 2006. See Footnote 6 – "Asset Held For Sale" for more detail.

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 3% to $54.6 million for the nine months ended September 30, 2006 as compared to $53.1 million for the corresponding period in 2005. Product revenue increased 3% to $53.3 million for the nine months ended September 30, 2006 as compared to $52.0 million for the corresponding period in 2005. Total revenue decreased 4% to $18.6 million for the three months ended September 30, 2006 as compared to $19.3 million for the corresponding period in 2005. Product revenue decreased 4% to $18.2 million for the three months ended September 30, 2006 as compared to $19.0 million for the corresponding period in 2005.

Product revenue from our Core Companion Animal Health segment was $44.5 million for the nine months ended September 30, 2006, an increase of 7% as compared to $41.7 million for the corresponding period in 2005. Key factors in the increase were higher sales of our instrument consumables, our heartworm diagnostic tests, our heartworm preventive and our IV pumps, somewhat offset by lower sales of our hematology instruments. Product revenue from our Core Companion Animal Health segment was $15.6 million for the three months ended September 30, 2006, an increase of 1% as compared to $15.5 million for the corresponding period in 2005. Key factors in the increase were higher sales of our instrument consumables and our heartworm diagnostic tests, somewhat offset by lower sales of our previous hematology instrument. In the three months ended September 30, 2005, we sold approximately $600 thousand of used products related to our previous hematology instrument back to our previous supplier. No such sales occurred in the three months ended September 30, 2006.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by 15% to $8.8 million for the nine months ended September 30, 2006 as compared to $10.3 million for the corresponding period in 2005. A key factor in the decline was lower sales of our bovine vaccines under our contract with AgriLabs, including purchases under this contract by Intervet which occurred in the first quarter of 2005 but not 2006. Intervet launched a line of bovine vaccines competitive with ours in 2005. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by 27% to $2.6 million for the three months ended September 30, 2006 as compared to $3.5 million for the corresponding period in 2005. Key factors in the decrease were lower sales of our bovine vaccines under our contract with AgriLabs and our fish vaccines, somewhat offset by increased sales of our equine influenza vaccine.

Revenue from research, development and other increased 24% to $1.3 million for the nine months ended September 30, 2006 from $1.1 million for the corresponding period in 2005. The increase was primarily due to the acceleration of deferred licensing fees which were recognized due to a third party terminating its licensing agreement. Revenue from research, development and other increased 21% to $432 thousand for the three months ended September 30, 2006 from $356 thousand for the corresponding period in 2005. The increase was primarily due to third party payments received under our licensing agreements.

For 2006, we expect to grow our Core Companion Animal Health segment product revenue as compared to 2005. We anticipate OVP product revenue to decrease slightly as compared to 2005.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $32.2 million for the first nine months of 2006, a 5% decrease as compared to $33.9 million for the corresponding period in 2005. Gross profit increased 17% to $22.4 million for the nine months ended September 30, 2006 as compared to $19.1 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 41.0% for the nine months ended September 30, 2006 as compared to 36.0% in the corresponding period in 2005. Cost of revenue totaled $10.7 million for the three months ended September 30, 2006, a 9% decrease as compared to $11.7 million for the corresponding period in 2005. Gross profit increased 3% to $7.9 million for the three months ended September 30, 2006 as compared to $7.7 million in the prior year corresponding period. Gross Margin increased to 42.7% for the three months ended September 30, 2006 as compared to 39.7% in the corresponding period in 2005.

Cost of products sold decreased 5% to $31.4 million in the nine months ended September 30, 2006 from $33.2 million in the prior year period. Gross profit on product revenue increased 17% to $22.0 million for the nine months ended September 30, 2006 from $18.8 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 41.2% in the nine months ended September 30, 2006 as compared to 36.2% in the corresponding period in 2005. Key factors in the improvement were higher sales and margins in our heartworm preventive product where we now have taken in house certain manufacturing operations we previously outsourced, higher sales of our heartworm diagnostic tests, where agreements under which we paid certain royalties expired in 2005 and 2006, and improved margins in our OVP segment primarily due to product mix. Cost of products sold decreased 9% to $10.3 million in the three months ended September 30, 2006 as compared to $11.4 million in the prior year period. Gross profit on product revenue increased 3% to $7.8 million for the three months ended September 30, 2006 from $7.6 million in the prior year period. Product Gross Margin increased to 43.1% in the three months ended September 30, 2006 as compared to 40.2% in the corresponding period in 2005. Key factors in the improvement were higher margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced, a greater proportion of revenue from instrument consumable sales, which typically carry a higher than average gross margin and higher sales and margins in our heartworm diagnostic tests, where agreements under which we paid certain royalties expired in 2005 and 2006.

Cost of research, development and other revenue increased 13% to $869 thousand in the nine months ended September 30, 2006 as compared to $771 thousand in the prior year period. Gross profit on research, development and other revenue increased 55% to $460 thousand for the nine months ended September 30, 2006 from $297 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 34.6% for the nine months ended September 30, 2006 as compared to 27.8% in the prior year period. A key factor in the improvement was the greater capitalization of certain expenditures in 2006. Cost of research, development and other revenue increased 6% to $321 thousand in the three months ended September 30, 2006 as compared to $304 thousand in the prior year period. Gross profit on research, development and other revenue increased 113% to $111 thousand for the three months ended September 30, 2006 from $52 thousand in the prior year period. Other Gross Margin increased to 25.7% for the three months ended September 30, 2006 as compared to 14.6% in the prior year period. A key factor in the improvement was higher third party payments received under our licensing agreements in 2006.

We expect Gross Margin to increase in 2006 as compared to 2005 as we expect to sell a greater proportion of total product sales in relatively higher margin products.

Operating Expenses

Total operating expenses increased 6% to $20.6 million in the nine months ended September 30, 2006 as compared to $19.5 million in the prior year period. Total operating expenses increased 9% to $6.8 million in the three months ended September 30, 2006 as compared to $6.2 million in the prior year period.

Selling and marketing expenses increased 1% to $10.8 million in the nine months ended September 30, 2006 as compared to $10.7 million in the corresponding period in 2005. Selling and marketing expenses stayed virtually flat at $3.5 million in the three months ended September 30, 2006 as compared to the corresponding period in 2005.

Research and development expenses declined 13% to $2.7 million for the nine months ended September 30, 2006 from $3.1 million during the corresponding period in 2005. The decline was primarily due to lower compensation and benefits costs primarily due to reductions in headcount. Research and development expenses decreased 8% to $814 thousand for the three months ended September 30, 2006 from $884 thousand during the corresponding period in 2005. A key factor in the decrease was lower compensation and benefits costs primarily due to reductions in headcount.

General and administrative expenses were $7.2 million in the nine months ended September 30, 2006, up 26% from $5.7 million in the prior year period. Key factors in the increase include increased compensation expense, primarily related to the accrual of our 2006 Management Incentive Plan ("MIP") payouts, increased legal fees, primarily related to litigation with United Vaccines, Inc. (a former customer of our OVP segment), and increased rent expense. General and administrative expenses were $2.5 million in the three months ended September 30, 2006, up 35% from $1.8 million in the prior year period. Key factors in the increase were greater compensation expense, primarily related to our 2006 MIP payouts, and increased legal fees, primarily related to litigation with United Vaccines, Inc.

In 2006, we expect total operating expenses to increase as compared to 2005. We expect operating expenses generally will increase more slowly than increases in revenue.

Interest and Other Expense, Net

Net interest expense was $809 thousand in the nine months ended September 30, 2006, an increase of $306 thousand from $503 thousand in the prior year period. The increase reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo"), increases in Wells Fargo's prime rate and negotiated spread rate increases with Wells Fargo. In the nine months ended September 30, 2006, net interest and other expense was decreased slightly by $34 thousand in gains from foreign currency translation, as compared to $187 thousand in gains from foreign currency translation related to an intercompany receivable/payable between our Swiss operating subsidiary and our U.S.-based parent in the nine months ended September 30, 2005. Net interest expense was $263 thousand in the three months ended September 30, 2006, an increase of $25 thousand from $238 thousand in the prior year period. A key factor in the increase was a $21 thousand lower gain from foreign currency translations in the latter period. In the three months ended September 30, 2006, net interest and other expense was reduced by approximately $10 thousand in gains from foreign currency translation, as compared to approximately $31 thousand in such gains in the prior year period. We expect net interest expense to increase in 2006 as compared to 2005 due to additional term loan borrowings agreed to in July 2005 with Wells Fargo.

Income Tax Expense

We recognized $78 thousand of income tax expense in the nine months ended September 30, 2006. We paid no cash income taxes in this period, but did utilize our net operating loss carryforward in Switzerland, as discussed below.

We did not recognize any income tax expense in the three or nine months ended September 30, 2005. This is because we had not been consistently profitable historically and, accordingly, did not recognize a tax benefit on our pre-tax losses. Based on the profitable operating performance of Heska AG, we concluded in the fourth quarter of 2005 that our NOL in Switzerland was realizable on a more-likely-than-not basis. Correspondingly, we reduced the related valuation allowance, which resulted in an income tax benefit of approximately $185 thousand in the fourth quarter of 2005. This results in a deferred tax asset equal to the approximate value of income taxes Heska will recognize in its future statements of operations as income tax that it will not actually pay in cash as Heska utilizes its NOLs, such as occurred during the three and nine months ended September 30, 2006.

Net Income (Loss)

Our net income was $927 thousand in the nine months ended September 30, 2006, an improvement of over $1.8 million compared to the prior year period. The improvement was due to an increase in Gross Margin of approximately five percentage points and greater revenue, somewhat offset by increased operating expenses. Our net income was $864 thousand in the three months ended September 30, 2006, a decrease of $370 thousand when compared to our net income of $1.2 million during the prior year period. The decrease was due to increased operating expenses and lower revenue, somewhat offset by an increase in Gross Margin.

In 2006, we expect to increase our net income primarily due to increased revenue and increased gross margins, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the nine months ended September 30, 2006, we had net income of $927 thousand. During the nine months ended September 30, 2006, our operations provided cash of approximately $1.8 million. At September 30, 2006, we had $5.3 million of cash and cash equivalents, $7.3 million of working capital, $8.8 million of outstanding borrowings under our revolving line of credit, discussed below, and $3.4 million of other debt and capital leases.

At September 30, 2006, we had a $12.0 million asset-based revolving line of credit which had a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At September 30, 2006, $8.8 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2006, interest was charged at a stated rate of prime plus 2.0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any existing or future covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo as well as others, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of September 30, 2006. At September 30, 2006, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $2.3 million.

At September 30, 2006, we also had outstanding obligations for long-term debt and capital leases totaling approximately $3.4 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate and had an outstanding balance at September 30, 2006 of approximately $746 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. The term loan had a stated interest rate of prime plus 2.0% on September 30, 2006. In July 2005, we borrowed an additional $2.5 million from Wells Fargo which was secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 2.0% as of September 30, 2006. The Equipment Notes had an outstanding balance at September 30, 2006 of approximately $2.1 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable on May 31, 2007 and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $22 thousand at September 30, 2006.

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2006 as compared to $344 thousand used during the corresponding period in 2005. Major factors in the increase between the two periods were an increase in net income of $1.8 million, $2.7 million in positive cash impact from accrued liabilities and $1.3 million less cash used for accounts payable, somewhat offset by a $2.7 million increase in cash used for inventory and $1.2 million in accounts receivable due to the timing of customer receipts.

Net cash flows from investing activities used cash of $979 thousand in the nine months ended September 30, 2006, compared to $1.5 million during the corresponding period in 2005, with the change primarily due to a decrease in capital expenditures of approximately $581 thousand in 2006 as compared to 2005, somewhat offset by approximately $105 thousand in higher capitalized patent costs.

Net cash flows from financing activities used cash of $796 thousand during the nine months ended September 30, 2006 as compared to $2.1 million during the corresponding period in 2005. In 2006, the cash was used primarily by the repayments of debt and capital leases. In 2005, the cash was provided primarily by the Equipment Notes.

At September 30, 2006, we had an asset held for sale of approximately $1.8 million related to patents we are in the process of selling to a third-party. Approximately $1.5 million of this total related to deferred patent costs with the balance coming from other payments related to the sale of these patents. We had approximately $1.5 million in deferred revenue related to these patents in our current liabilities at September 30, 2006.

At September 30, 2006, we had total deferred revenue and other long-term liabilities, net of current portion, of approximately $8.1 million. Included in this total is approximately $7.6 million of deferred revenue related to up-front licensing fees that have been received for certain product rights and technology rights out-licensed during the nine months ended September 30, 2006 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology. We also included approximately $18 thousand related to pension liabilities for a defined benefit pension plan which was frozen in October 1992 in deferred revenue and other long-term liabilities, net of current portion at September 30, 2005.

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

Our financial plan for 2006 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2006 and into 2007. Our financial plan for 2006 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans secured by unencumbered assets, or refinancing loans currently outstanding on properties with historical appraised values significantly in excess of related debt; (3) sale of assets, products or marketing rights; and (4) licensing of technology. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling research projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings. See "Risk Factors."

Net Operating Loss Carryforwards

As of December 31, 2005, we had a net domestic operating loss carryforward, or NOL, of approximately $171.7 million, a domestic alternative minimum tax credit of approximately $23 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $1.9 million related to losses previously recorded by Heska AG. Heska AG also has a "tax holiday" from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.

Recent Accounting Pronouncements

Adoption of SFAS No. 123R, "Share-Based Payment" (Revised 2004)

Statement of Financial Accounting Standards No. 123 "Share-Based Payments" ("SFAS No. 123R") was revised and promulgated in December 2004. We adopted this standard on January 1, 2006 under the modified prospective method of adoption. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which became effective in 1996, allows for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS No. 123 had been applied. Prior to January 1, 2006, we have elected to account for our stock-based compensation plans under APB No. 25. Under SFAS No. 123R, we are required to recognize compensation expense using the fair value-based model for options that vest on or after January 1, 2006, including those that were granted prior to

January 1, 2006. Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation. On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees' 2005 raises were to be at below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan called for a performance in excess of our internal budget before any bonus payments were to be made, and authorized our Stock Option Committee, which consisted solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that was not "in-the-money" at its discretion (the aggregate authorization to the Stock Option Committee to be known as the "Vesting Authorization") through June 30, 2005. On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82. These options were not "in-the-money" at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options were reported in the footnotes to our financial statements. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers. This follows a similar action for similar reasons in December 2004 under which approximately 2.2 million outstanding but unvested stock options were immediately vested. We also have an employee stock purchase plan under which we began to recognize compensation expense under SFAS No. 123R on January 1, 2006.

There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees and we treated all employees in one grouping in both periods reported. Our expected volatility input was estimated based on our historical stock price volatility in both periods reported. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in both periods reported. Our expected dividends input was zero in both periods reported. Different assumptions could materially impact the resulting option value calculated. In the nine months ended September 30, 2006, we recorded stock option compensation of approximately $158 thousand related to recognition of the vesting of options to purchase approximately 297 thousand shares. The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 2.7 years, expected volatility of 71%, risk-free interest rate of 5.04% and expected dividends of zero. A tranche of "at-the-money" options granted under these assumptions in the same number as above would require a fair value price of approximately $1.12 per share (the "Benchmark Tranche") to yield the same value as above (the "Benchmark Value"). The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same. For example, the Benchmark Tranche is "at-the-money" options to purchase approximately 297 thousand shares with a fair market stock value of $1.12 per share, and if the Benchmark Tranche is valued using an expected term of 2.7 years, expected volatility of 71%, a risk-free interest rate of 5.04% and expected dividends of zero, we obtain a fair value of approximately $158 thousand – the Benchmark Value. If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 2.7 years and an expected volatility of 60% instead of 71%, we obtain a value of approximately $185 thousand, or an increase of approximately $27 thousand as compared to the Benchmark Value.

Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%
	1	130	111	92	74	55	38	20	4	(12)	(27)
	2	113	88	63	38	14	(8)	(29)	(49)	(66)	(82)
	3	98	69	40	12	(15)	(40)	(62)	(82)	(99)	(114)
	4	85	54	21	(9)	(38)	(63)	(85)	(105)	(120)	(133)
Time to	5	73	39	5	(27)	(56)	(82)	(103)	(121)	(135)	(146)
Expiration	6	61	33	(9)	(42)	(71)	(96)	(117)	(133)	(146)	(154)
(in years)	7	50	15	(22)	(55)	(85)	(109)	(128)	(142)	(153)	(160)
	8	39	4	(33)	(67)	(96)	(118)	(136)	(149)	(158)	(164)
	9	29	(6)	(44)	(77)	(105)	(127)	(143)	(154)	(162)	(167)
	10	20	(15)	(53)	(86)	(113)	(134)	(149)	(159)	(165)	(169)

Stock option compensation related to recognition of the vesting of options of approximately $158 thousand for the nine months ended on September 30, 2006 may not be indicative of the future impact of SFAS No. 123R. Assuming all options vest according to the vesting schedules currently in place, we have approximately $104 thousand of compensation cost to be recognized after September 30, 2006 underlying stock options currently outstanding, approximately $48 thousand of which is to be recognized in the three months ending December 31, 2006. The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options. The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

SFAS No. 157, "Fair Value Measurements"

Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") was issued in September 2006 and is effective for us beginning with fiscal year 2008. We intend to adopt this standard when required. The adoption of SFAS No. 157 is not anticipated to have a material effect on our financial position or results of operations.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"

Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") was issued in September 2006 and is effective for us beginning with fiscal year end 2006. We intend to adopt this standard when required. We anticipate the adoption of SFAS No. 158 will have an impact, although immaterial, on the financial position of our Des Moines operation because they have a defined benefit postretirement plan.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2006, approximately $12.2 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.9%. We also had approximately $5.3 million of cash and cash equivalents at September 30, 2006, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on September 30, 2006. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $70 thousand based on our outstanding balances as of September 30, 2006.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2006.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $756 thousand.

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

As of June 30, 2006, we did not meet the definition of "accelerated filer," as defined by Rule 12b-2 of the Exchange Act and, thus, are not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. Under current SEC rules, we will not include an assessment and attestation until our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. On September 9, 2005, United Vaccines, Inc. ("United"), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary ("Diamond") and Heska Corporation alleging various claims. On October 20, 2005, we filed counterclaims on behalf of Diamond as well as a motion to dismiss all claims against Heska Corporation. United filed an amended complaint on November 16, 2005 and Diamond filed an amended counterclaim on January 25, 2006. The matter proceeded to a jury trial. On October 18, 2006, all remaining claims against Diamond and Heska Corporation were dismissed and United was found in breach of contract with corresponding damages of approximately $1.9 million owed to Diamond. In the course of the litigation, we discovered that United had dissolved effective December 29, 2005. We also came to believe that United had transferred substantially all its assets to an Indiana Domestic Limited Liability Company (LLC). We have been informed that United does not have sufficient assets to satisfy the judgment against it. While we intend to pursue the matter vigorously, there can be no assurance we will recover any of the damages awarded to Diamond or that Diamond or Heska Corporation will not ultimately be responsible for damages to United should United decide to appeal the October 18, 2006 judgment.

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

We currently market our Core Companion Animal Health products in the United States to veterinarians through approximately 10 independent third-party distributors who carry our full line of Core Companion Animal Health products, approximately 12 independent third-party distributors who carry portions of our Core Companion Animal Health product line, through an outside sales force of approximately 32 individuals and through an inside sales force of approximately 21 individuals. To be successful, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our independent third party distributors and rely on other arrangements with third parties to market, distribute and sell our products.

Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin. To be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer. In addition, most of our independent third party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction significantly limits our ability to engage national independent third party distributors to sell our full line of products. In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests. In late 2004, this distributor acquired another of our distributors. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line. In the second quarter of 2005, one of our distributors purchased an IDEXX distributor and subsequently informed us that they no longer would carry our instruments and heartworm diagnostic tests. We believe IDEXX effectively prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc., AGEN Biomedical Limited and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, Intervet International bv (a unit of Akzo Nobel N.V.), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with Schering-Plough Animal Health Corporation ("SPAH") which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan. Novartis Agro K.K. markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

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

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third party suppliers or termination of such relationships;
•	the introduction of new products by our competitors or by us;
•	competition and pricing pressures from competitive products;
•	our ability to maintain relationships with independent third party distributors;
•	large customers failing to purchase at historical levels, including changes in independent third party distributor purchasing patterns and inventory levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We are currently required to obtain an audit of our internal controls for the year ending December 31, 2007. Thus, our general and administrative costs are likely to increase in 2007. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

Our future revenues depend on successful research, development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The research, development and regulatory approval process for many of our potential products is extensive and may take substantially longer than we anticipate. Research projects may fail. New products that we are developing for the veterinary marketplace may not perform up to our expectations. Because we have limited resources to devote to product development and commercialization, any delay in the research or development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.01 to a high of $1.86. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Prior to 2005, we have incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2006, we had an accumulated deficit of $208.9 million. Notwithstanding our positive net income in 2005 and our expectation of profitability for 2006 as a whole, we have not consistently achieved profitability on an annual basis. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The loss of significant customers could harm our operating results.

Sales to Schering Plough Animal Health ("SPAH") accounted for approximately 13% of our consolidated revenue for the three month period ended September 30, 2005 and 2006. SPAH accounted for approximately 11% of our consolidated revenue for the nine month period ended September 30, 2006. SPAH also accounted for approximately 13% of our consolidated accounts receivable at September 30, 2005. No single customer accounted for over 10% of our consolidated revenue for the nine month period ended September 30, 2005. While we do not have any other customers who represented more than 10% of revenues over the last two years, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results. For example, Henry Schein, Inc. ("Henry Schein") acquired NLS Animal Health ("NLS") in the second quarter of 2006. Henry Schein was our largest independent third-party distributor at the time and NLS was a distributor of IDEXX products. We believe IDEXX effectively prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Henry Schein subsequently informed us that they will no longer carry our diagnostic instruments and heartworm diagnostic tests. Henry Schein and we have agreed that Henry Schein will carry our products that do not compete directly with IDEXX under an amended distribution agreement. Henry Schein customers' purchases of our products will likely decline as it is unlikely we will completely recover purchases by these customers through direct sales and sales to other distributors. We believe IDEXX effectively prohibits Henry Schein from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

We may also face legal disputes relating to other areas of our business. These disputes may require significant expenditures on our part and could have material adverse consequences on our business in the case of an unfavorable ruling or settlement. For example, on September 9, 2005, United Vaccines, Inc. ("United"), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary ("Diamond") and Heska Corporation alleging various claims. On October 20, 2005, we filed counterclaims on behalf of Diamond as well as a motion to dismiss all claims against Heska Corporation. United filed an amended complaint on November 16, 2005 and Diamond filed an amended counterclaim on January 25, 2006. The matter proceeded to a jury trial. On October 18, 2006, all remaining claims against Diamond and Heska Corporation were dismissed and United was found in breach of contract with corresponding damages of approximately $1.9 million owed to Diamond. In the course of the litigation, we discovered that United had dissolved effective December 29, 2005. We also came to believe that United had transferred substantially all its assets to an Indiana Domestic Limited Liability Company (LLC). We have been informed that United does not have sufficient assets to satisfy the judgment against it. While we intend to pursue the matter vigorously, there can be no assurance we will recover any of the damages awarded to Diamond or that Diamond or Heska Corporation will not ultimately be responsible for damages to United should United decide to appeal the October 18, 2006 judgment.

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

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including Dr. Robert Grieve, our Chairman and Chief Executive Officer. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have an employment agreement with many of these individuals, all are at-

will employees, which means that either the employee or Heska may terminate employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our key personnel.

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

HESKA CORPORATION

Date:	November 10, 2006	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 10, 2006	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)