Form 10-K
period 2006-12-31
HESKA CORP
filed 2007-03-30
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 0-22427

HESKA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3760 Rocky Mountain Avenue
Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 493-7272

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	Nasdaq Capital Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $45,215,637 as of June 30, 2006 based upon the closing price on the Nasdaq Capital Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

50,832,279 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders.

i-STAT is a registered trademark of Abbott Laboratories.  SPOTCHEM is a trademark of Arkray, Inc.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a trademark of Heska Corporation in other countries.  HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL and VET/IV are trademarks of Heska Corporation in the United States and/or other countries.  This 10-K also refers to trademarks and trade names of other organizations.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2007 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

Internet Site

Our Internet address is www.heska.com.  We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Information contained on our website is not a part of this annual report on Form 10-K.

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

PART I

Item 1.  Business.

We discover, develop, manufacture, market, sell, distribute and support veterinary products.  Our core focus is on the canine and feline companion animal health markets where we strive to provide high value products for latent needs and advance the state of veterinary medicine.

Our business is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products.  The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.  These products are sold directly by us as well as through independent third party distributors and other distribution relationships.  The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as Diamond Animal Health, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com.  We were incorporated in California in 1988, and we reincorporated in Delaware in 1997.

Background

We were incorporated as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites.  In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University.  In 1995, we changed our name to Heska Corporation.  Between 1996 and 1998, we expanded our business, making several acquisitions and significantly increasing our sales and marketing activities.  During 1999 and 2000, we restructured and refocused our business, making several divestitures.  We continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market.

We continued to pursue operating efficiencies and rationalize our business in 2001 and 2002.  In late 2001, we modified our sales strategy to a distributor-focused model and entered into distribution agreements with over 20 third-party veterinary distributors.  We eliminated several direct sales positions as a result.  We also consolidated our European operations into one facility in the fourth quarter of 2001.  In the first half of 2002, we eliminated several positions, primarily in research and development, to lower our expense base.  In July 2002, we licensed to Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses.  This was the result of a strategic decision to focus our resources on the canine and feline veterinary markets.  In the years since 2003, we have continued to focus our efforts on operating improvements, selling consumables into the installed base of instruments we have built and seeking  new product opportunities with third parties.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Instruments

We offer a line of veterinary diagnostic and other instruments which are described below.  We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•                  Electrolytes and Blood Gases.  The i-STAT Handheld Clinical Analyzer is a handheld, portable clinical analyzer that provides quick, easy analysis of blood gases and other key analytes, such as sodium, potassium and glucose, in whole blood.  In January 2007, we introduced the i-STAT 1 Handheld Clinical Analyzer, with improvements over the original analyzer including expanded testing capabilities, upgraded storage capacity and ergonomic improvements.  We are supplied these instruments and affiliated cartridges and supplies under a contractual agreement with i-STAT Corporation (currently a unit of Abbott Laboratories which is to be sold to General Electric Company based on a January 17, 2007 announcement).

•                  Blood Chemistry.  The SPOTCHEM EZ Automated Dry Chemistry System is a compact benchtop system used to measure common blood chemistry components that are vital to veterinary medical diagnosis.  It provides veterinarians with an easy-to-use, flexible and economical in-clinic chemistry system.  We are supplied this instrument and affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).

•                  Hematology.  The HESKA CBC-DIFF Veterinary Hematology System is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals.  We are supplied this instrument and affiliated reagents and supplies under a contractual agreement with Boule Medical AB (“Boule”).

•                  IV Pumps.   The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

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

Veterinary Diagnostic Laboratory Services and Products

Allergy Diagnostic Services. Allergy is common in companion animals, and it has been estimated to affect approximately 10% to 15% of dogs.  Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats.  Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions.  Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient.  The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

We have veterinary diagnostic laboratories in Loveland, Colorado and Fribourg, Switzerland.  Both diagnostic laboratories offer blood testing using our ALLERCEPT Definitive Allergen Panels, which provide the most accurate determination of the specific allergens to which an animal, such as a dog, cat or horse, is reacting.  The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens.  A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens.  The test results serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed later in this document.  In our Fribourg diagnostic laboratory, we also offer preliminary blood testing to screen for the presence of allergen-specific IgE using products based on our ALLERCEPT Definitive Allergen Panels.  Animals testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.

Other Products and Services.  Outside of the United States, we sell kits to conduct blood testing using our ALLERCEPT Definitive Allergen Panels to third-party veterinary diagnostic laboratories.  We also sell products to screen for the presence of allergen-specific IgE to third party veterinary diagnostic laboratories outside of the United States — we sell kits to conduct preliminary blood testing using products based on our ALLERCEPT Definitive Allergen Panels as well as a similar test requiring less technical sophistication, our ALLERCEPT E-SCREEN Test.

We sell ERD Reagent Packs used to detect microalbuminuria, the most sensitive indicator of renal damage, to Antech Diagnostics, the laboratory division of VCA Antech, Inc., for use in its veterinary diagnostic laboratories.

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

We intend to continue to use our Loveland veterinary diagnostic laboratory both as a stand-alone service center for our customers and as an adjunct to our product development efforts.  Many of the assays which we intend to develop for in-clinic use are initially validated in the veterinary diagnostic laboratory and may be offered commercially in this format in the future.

Vaccines and other Biologicals

Allergy Treatment.  Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase ALLERCEPT Allergy Treatment Sets for those animals with positive test results.  These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies.  The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal.  Immunotherapy is generally continued for an extended time.  We offer canine, feline and equine immunotherapy treatment products.

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

Pharmaceuticals and Supplements

Heartworm Prevention.  We have an agreement with Schering-Plough Animal Health Corporation (“SPAH”), the worldwide animal health care business of Schering-Plough Corporation, granting SPAH the distribution and marketing rights in the United States for TRI-HEART Plus Chewable Tablets, our canine heartworm prevention product.  TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections.  We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility.  Our TRI-HEART   Plus Chewable Tablets also have been approved for sale in Japan and South Korea.

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

Other Vaccines, Pharmaceuticals and Products Segment

We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”).   We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands — registered trademarks of AgriLabs.  AgriLabs has rights to sell these bovine vaccines in the United States, Africa, China, Mexico and Taiwan to December 2013.  Subject to minimum purchase requirements, AgriLabs’ rights in these regions will be exclusive at least to December 2009 and could remain exclusive up to December 2013 based on other contractual arrangements.  We have the right to sell these bovine vaccines to any party of our choosing in other regions of the world. AgriLabs has non-exclusive rights to these vaccines in Canada to December 2009.  We also manufacture other bovine products not covered under the agreement with AgriLabs.

We manufacture biological and pharmaceutical products for a number of other animal health companies.  We manufacture products for animals including small mammals and fish.  Our offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers as well as validation support and distribution services.

Marketing, Sales, Distribution and Customer Support

We estimate that there are approximately 40,000 veterinarians in the United States whose practices are devoted principally to small animal medicine.  Those veterinarians practice in approximately 20,000 clinics in the United States.  In 2006, our products were sold to approximately 13,500 such clinics in the United States.  Veterinarians may obtain our products directly from us or indirectly from others, such as independent third-party distributors.  All our Core Companion Animal Health Products are ultimately sold to or through veterinarians.  In many cases, veterinarians will markup their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and other distribution relationships, such as SPAH in the case of our heartworm preventive.  Our direct sales force currently consists of 26 territory managers and 3 regional managers responsible for sales in various parts of the United States.  Our inside sales force consists of 23 persons.

Our independent third-party distributors in the U.S. purchase and market our Core Companion Animal Health products utilizing their direct sales forces.  We currently have agreements with 18 regional distributors with approximately 721 field representatives.  We believe that one of our largest competitors, IDEXX Laboratories, Inc. (“IDEXX”), in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  As a result, 11 of these 18 regional distributors with approximately 158 field representatives carry our full distribution product line.  We believe the IDEXX restrictions limit our ability to engage national independent third party distributors to sell our full distribution line of products.

We have a staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians.  Individuals from our research and development group may also be used as a resource in responding to certain product inquiries.

Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories, independent third-party distributors and Novartis Agro K.K., Tokyo (“Novartis Japan”).  These entities typically have distribution rights and provide customer support.  Novartis Japan exclusively markets and distributes SOLO STEP CH and has exclusive marketing rights to our TRI-HEART Plus Chewable Tablets in Japan.

All OVP products are marketed and sold by third parties under third party labels.  AgriLabs currently has exclusive sales and marketing rights to certain of our bovine vaccines, which are sold primarily under the Titanium® and MasterGuard® labels, in the United States and certain international regions.

We grant third parties rights to certain of our existing products as well as to our intellectual property, with our compensation often taking the form of royalties and/or milestone payments.  For example, we have an agreement with Nestlé Purina PetCare Company (“Purina”), a unit of Nestlé S.A., under which Purina pays royalties on certain pet food products it markets based on our patent-protected science.

Manufacturing

The majority of our product revenue is from proprietary products manufactured by third parties.  Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including our heartworm point-of-care diagnostic tests, our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests.  Our handheld analyzers and affiliated supplies are supplied under a contractual agreement with i-STAT Corporation (currently a unit of Abbott Laboratories which is to be sold to General Electric Company based on a January 17, 2007 announcement), our chemistry analyzers and affiliated supplies are supplied under a contractual agreement with Arkray, and our hematology analyzers and affiliated supplies are supplied under a contractual agreement with Boule.  ALK-Abelló, Inc. manufactures our immunotherapy treatment products.  Diagnostic Chemicals Limited manufactures our ERD Reagent Packs used to detect microalbuminuria in veterinary diagnostic laboratories and our E.R.D.- HEALTHSCREEN Urine Tests.  Quidel and we, at our Des Moines facility, manufacture our heartworm point-of-care diagnostic tests.

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

Product Development

We are committed to providing innovative products to address latent health needs of companion animals.  We may obtain such products from external sources, external collaboration or internal research and development.

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

Internal research and development is managed on a case-by-case basis.  We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate.  We incurred expenses of

$5.9 million, $3.7 million and $3.5 million in the years ended December 31, 2004, 2005 and 2006, respectively, in support of our research and development activities.

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

We actively seek patent protection both in the United States and abroad.  Our issued and pending patent portfolios primarily relate to allergy, flea control, heartworm control, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies.  As of December 31, 2006, we owned, co-owned or had rights to 157 issued U.S. patents and 50 pending U.S. patent applications expiring at various dates from June 2008 to August 2022.  Applications corresponding to pending U.S. applications have been or will be filed in other countries.  Our corresponding foreign patent portfolio as of December 31, 2006 included 58 issued patents and 57 pending applications in various foreign countries.

We have entered into a number of out-licensing agreements to realize additional value in certain of our intellectual property assets in fields outside of our core focus.  For example, in 1998 we obtained rights from ImmuLogic Pharmaceutical Corporation to an intellectual property portfolio including a number of major allergens and the genes that encode them for use in veterinary as well as human allergy applications.  In order to realize additional value from that portfolio, we granted licenses and options for licenses to several companies for the use of those allergens in the fields of diagnosis and treatment of human allergy.  In December 2006, we sold this intellectual property portfolio to Allergopharma Joachim Ganzer KG and obtained an exclusive license to veterinary rights for this intellectual property portfolio as part of the agreement.

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

A number of our animal health products are not regulated.  For example, certain products such as our E.R.D.-HEALTHSCREEN Urine Tests and our ALLERCEPT panels, as well as other reference lab tests, are not regulated by either the USDA or FDA.  Similarly, none of our veterinary instruments requires regulatory approval to be marketed and sold in the United States.  Additionally, various botanically derived products, various nutritional products and supportive care products are exempt from significant regulation as long as they do not bear a therapeutic claim that represents the product as a drug.

We have pursued regulatory approval outside the United States based on market demographics of foreign countries.  For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products.  Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries.  Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States.  We cannot be certain that approval of any of our products in one country will result in approvals in any other country.  To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Food Inspection Agency, or CFIA; in Japan, which is governed by the Japanese

Ministry of Agriculture, Forestry and Fisheries, or MAFF; and in certain European and other Asian countries requiring such approval.

Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below.

Products	Country	Regulated	Agency	Status
E.R.D.-HEALTHSCREEN Canine Urine Test	United States	No	MAFF	Licensed
	EU	No-in most countries
	Canada	No
	Japan	Yes
E.R.D.-HEALTHSCREEN Feline Urine Test	United States	No	MAFF	Licensed
	EU	No-in most countries
	Canada	No
	Japan	Yes
FELINE ULTRANASAL FVRC Vaccine	United States	Yes	USDA	Licensed
FELINE ULTRANASAL FVRCP Vaccine	United States	Yes	USDA	Licensed
SOLO STEP CH	United States	Yes	USDA	Licensed
	EU	No-in most countries	CFIA	Licensed
	Canada	Yes	MAFF	Licensed
	Japan	Yes
SOLO STEP CH Batch Test Strips	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed
SOLO STEP FH	United States	Yes	USDA	Licensed
TRI-HEART Plus Heartworm Preventive	United States	Yes	FDA	Licensed
	Japan	Yes	MAFF	Licensed
	South Korea	Yes	NVRQS	Licensed

Competition

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers.  Companies with a significant presence in the animal health market such as Bayer AG, Intervet International bv (a unit of Akzo Nobel), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth may be marketing or developing products that compete with our products or would compete with them if successfully developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

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

Employees

As of December 31, 2006, we and our subsidiaries employed 299 people, of whom 123 were in sales, marketing, distribution and customer support, 99 were in production and veterinary diagnostic laboratories, 54 were in management and administration and 23 were in research, development and regulatory affairs.  We believe that our ability to attract and retain skilled personnel is critical to our success.  None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of March 30, 2007 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	55	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	38	Executive Vice President and Chief Financial Officer
Joseph H. Ritter, D.V.M.	58	Executive Vice President, Global Business Operations
Michael A. Bent	52	Vice President, Principal Accounting Officer and Controller
John R. Flanders	51	Vice President, General Counsel and Secretary
Todd M. Gilson	36	Vice President, Marketing
Michael J. McGinley, Ph.D.	46	Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines
G. Lynn Snodgrass	37	Vice President, Sales
Nancy Wisnewski, Ph.D.	44	Vice President, Product Development and Technical Customer Service

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

Jason A. Napolitano was appointed Executive Vice President and Chief Financial Officer in May 2002.  He also served as our Secretary from May 2002 to December 2006.  Prior to joining us formally, he was a financial consultant.  From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions.  He holds a B.S. degree from Yale University.

Joseph H. Ritter, D.V.M.  was appointed Executive Vice President, Global Business Operations in March 2006.  From February 2004 to February 2006, he was Vice President, Marketing and International Business.  Also during part of 2004 Dr. Ritter was responsible for our sales force.  From October 2002 until February 2004, he was Heska’s Vice President of International Business.  From 1995 until 2002 he was President and owner of Veterinary Specialties, Inc., a veterinary products distribution company.  From 1984 to 1995, Dr. Ritter held various senior positions at Mallinckrodt Veterinary, Inc. including Group Vice President, America and Asia.  He holds a Doctorate of Veterinary Medicine from the University of Illinois and a M.B.A. with an emphasis on international finance from the American Graduate School of International Management.

Michael A. Bent was appointed Vice President, Principal Accounting Officer and Controller in May 2002.  From September 1999 until April 2002, he was Corporate Controller.  From November 1993 until September 1999, Mr. Bent was Director, Accounting Operations at Coors Brewing Company.  Mr. Bent holds a B.S. in accounting from the University of Wyoming.  Mr. Bent is a CPA in Colorado and Wyoming.

John R. Flanders was appointed Vice President, General Counsel and Secretary in December 2006.  Prior to joining Heska, Mr. Flanders held the same title at Orange Glo International, Inc., a privately held consumer products company, from 2002 to 2006.  Mr. Flanders held various positions at Coors Brewing Company from 1988 to 2002, including Vice President, Deputy General Counsel.  Mr. Flanders holds a Juris Doctor from the University of Denver, College of Law and a B.A. from Colorado State University.  Mr. Flanders is admitted to practice law in the State and Federal courts of Colorado.

Todd M. Gilson was appointed Vice President, Marketing in January 2007.  From July 2005 to December 2006, Mr. Gilson was Director, Marketing for Heska Corporation.  From August 2003 to July 2005 he served as Marketing Manager for Heska.  Mr. Gilson served as Product Manager at the Hain-Celestial Group from March 2003 to August 2003.  He held various positions including Senior Marketing Manager for Waterpik Technologies, Inc. from January 2001 to March 2003.  He held various marketing positions within Procter & Gamble from 1996 through 2001.  Mr. Gilson holds a B.S. in Business Administration from Bowling Green State University.

Michael J. McGinley, Ph.D.  was appointed Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines in January 2002.  He was Vice President, Scientific Affairs for our Diamond Animal Health, Inc. subsidiary from January 1999 to January 2002 and also served as Director, Research and Development from June 1997 to January 1999.  Prior to joining Heska, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories.  He holds both a Doctorate and M.S. degree in Immunobiology from Iowa State University.

G. Lynn Snodgrass was appointed Vice President, Sales in January 2007.  From January 2005 to December 2006, he was Senior Director, Sales for Heska Corporation.  He held various sales positions at Heska from August 1999 through December 2004.  Prior to joining Heska, he held various sales positions with Luitpold Pharmaceuticals, GPC Incorporated, Merck and Company and TV Fanfare, Inc.  Mr. Snodgrass holds a B.S. in Biomedical Science from Texas A&M University.

Nancy Wisnewski, Ph.D., was appointed Vice President, Product Development and Technical Customer Service in December 2006.  From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development.  She served as Senior Director, Research and Development from April 2001 until December 2005.  Dr. Wisnewski held various positions in Heska’s Research and Development organization between 1993 and 2001.  She received a Doctorate in Parasitology/Biochemistry from the University of Notre Dame and a B.S. in Biology from Lafayette College.

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

We may not successfully develop and maintain marketing, sales or distribution capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms.  If our marketing, sales and distribution strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 29 individuals, an inside sales force of approximately 23 individuals, approximately 11 independent third-party distributors who carry our full distribution line and approximately 7 independent third-party distributors who carry portions of our distribution line.  To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our independent third-party distributors.

Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin.  To be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor’s time and focus given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer.  In addition, most of our independent third party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe this restriction limits our ability to engage national independent third party distributors to sell our full distribution line of products.  In 2002, one of our largest distributors informed us that they were going to carry IDEXX products and that they no longer would carry our diagnostic instruments and heartworm diagnostic tests.  In late 2004, this distributor acquired another of our distributors.  We believe IDEXX in effect prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.  In the second quarter of 2005, one of our distributors purchased an IDEXX distributor and subsequently informed us that they no longer would carry our instruments and heartworm diagnostic tests.  We believe IDEXX in effect prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves.  Proprietary products provided by these suppliers represent a majority of our product revenue.  We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products.  Major suppliers who sell us proprietary products which are responsible for more than 5% or more of our revenue are Arkray, Boule, i-STAT Corporation (currently a unit of Abbott Laboratories which is to be sold to General Electric Company based on a January 17, 2007 announcement) and Quidel.  None of these suppliers sell us proprietary products which are responsible for more than 20% of our revenue, although the proprietary products of one is responsible for more than 15% of our revenue and two others are each responsible for more than 10% of our revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we have agreements in place to ensure supply of our major product offerings in the marketplace through at least the end of 2007 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will meet their obligations under these agreements or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

•                  Loss of exclusivity.  Current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products.  We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products.  If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

•                  The involuntary or voluntary discontinuation of a product line.  Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer.  Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.  An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.

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

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than our OVP segment’s customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, Intervet International bv (a unit of Akzo Nobel N.V.), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights.  We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan.  Novartis Japan markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement and has exclusive rights to our TRI-HEART Plus Chewable Tablets in Japan.  One or more of these marketing partners may not devote sufficient resources to marketing our products.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to commercialize our products and our sales will decline.  In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

We often depend on third parties for products we intend to introduce in the future.  If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products.  For example, we jointly developed point-of-care diagnostic products with Quidel.  In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market.  In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all.  Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them.  If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.

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

Even if we are successful in the research and development of a product, we may experience delays in commercialization and/or market acceptance.  For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product.  The former is particularly likely where there is no comparable product available or historical use of such a product.  For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, these products have achieved significantly lower market acceptance than we anticipated.  The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent.  If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

Obtaining and maintaining regulatory approvals in order to market our regulated products may be costly and delay the marketing and sales of our products.

Many of the products we develop, market or manufacture are subject to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign regulatory authorities.  These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of some of our products.  Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

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

SPAH accounted for approximately 13% of our consolidated accounts receivable at December 31, 2006.  No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2005.  While sales to no single customer accounted for more than 10% of consolidated revenue  for the twelve month periods ended on December 31, 2006, December 31, 2005 and December 31, 2004, respectively, the loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.  For example, Henry Schein, Inc. (“Henry Schein”) acquired NLS Animal Health (“NLS”) in the second quarter of 2006.  Henry Schein was our largest independent third-party distributor at the time and NLS was a distributor of IDEXX products.  We believe IDEXX in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Henry Schein subsequently informed us that they would no longer carry our diagnostic instruments and heartworm diagnostic tests.  Henry Schein and we have agreed that Henry Schein will carry our products that do not compete directly with IDEXX under an amended distribution agreement.  Henry Schein customers’ purchases of our products will likely decline as it is unlikely we will completely recover purchases by these customers through direct sales and sales to other distributors.  We believe IDEXX in effect prohibits Henry Schein from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

We may not be able to achieve sustained profitability.

Prior to 2005, we have incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2006, we had an accumulated deficit of $208.0 million.  2005 and 2006 are the only years we have achieved positive net income, and we were not profitable in every quarter of these years.  Our ability to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level.  Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We may face costly legal disputes, including related to our intellectual property or technology or that of our suppliers or collaborators.

We may face legal disputes related to our business.  Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees.  A legal dispute leading to an unfavorable ruling or settlement could have significant material adverse consequences on our business.

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

We license technology from a number of third parties.  The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements.  Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others.  As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents.  While we currently do not have any unresolved notices of infringement, there is no assurance that there will be none in the future.  Any legal action against us or our collaborators and suppliers may require us or our collaborators and suppliers to obtain one or more licenses in order to market or manufacture affected products or services.  However, we or our collaborators and suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses.  An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.  Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators and suppliers from commercializing our products under development and could substantially harm our business.

Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions as a public company.  The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase.  We may be required to obtain an audit of our internal controls as of December 31, 2007 and are currently required to obtain an audit of our internal controls as of December 31, 2008.  Thus, our general and administrative costs are likely to increase in the future.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

•                  changes in our reputation and/or market acceptance of our current or new products; and

•                  changes in the mix of products sold.

We have high operating expenses for personnel and marketing.  Many of these expenses are fixed in the short term.  If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

If we are unable to maintain various financial and other covenants under our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as amended and restated in December 2005 and under prior agreements, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement is essential to continue to fund our operations.  Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants in the past.  Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.

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

If our actual performance deviates from our operating plan, which anticipates we will be profitable in fiscal 2007, we may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds by the sale of equity or debt securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing.  Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies.  If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects.  Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing.  Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

We depend on key personnel for our future success.  If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

Our future success is substantially dependent on the efforts of our senior management and other key personnel.  The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives.  Although we have an employment agreement with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice.  If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired.  We do not maintain key person life insurance for any of our senior management or key personnel.

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

Certain of our products and development programs produced at our Des Moines, Iowa facility involve the controlled use of hazardous and biohazardous materials, including chemicals, infectious disease agents and various radioactive compounds.  Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result.  Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations, significant remediation costs and potential legal liability.  In addition, we may incur substantial costs to comply with environmental regulations if we choose to expand our manufacturing capacity.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

Our principal administrative and research and development activities are located in Loveland, Colorado.  We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an 18-year lease agreement which expires in 2023.  Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own.  We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa.  Our European facility in Fribourg, Switzerland is leased under an agreement which expires in 2012.

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations.  On September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages.  On October 20, 2005, we filed counterclaims on behalf of Diamond as well as a motion to dismiss all claims against Heska Corporation.  United filed an amended complaint on November 16, 2005 and Diamond filed an amended counterclaim on January 25, 2006.  The matter proceeded to a jury trial.  On October 18, 2006, all remaining claims against Diamond and Heska Corporation were dismissed and United was found in breach of contract with corresponding damages owed to Diamond.  In the course of the litigation, we discovered that United had dissolved as of December 29, 2005.  We also came to believe that United had transferred substantially all its assets to an Indiana Domestic Limited Liability Company (“LLC”). On December 28, 2006, United filed a Notice of Appeal with the Seventh Circuit Court of Appeals. Under a settlement and release agreement effective March 23, 2007, United agreed to have approximately $1.6 million paid to Diamond for product Diamond had previously shipped to United and other contractual obligations and all other remaining claims involving this matter were waived.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated below.

	High	Low
2005
First Quarter	$1.28	$0.75
Second Quarter	0.84	0.56
Third Quarter	0.93	0.61
Fourth Quarter	1.35	0.85
2006
First Quarter	1.71	1.13
Second Quarter	1.18	1.02
Third Quarter	1.86	1.01
Fourth Quarter	1.78	1.50
2007
First Quarter (through March 26)	1.73	1.56

As of March 26, 2007, there were approximately 328 holders of record of our common stock and approximately 2,981 beneficial stockholders.  We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future.  In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility.  We currently intend to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2006, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan.  Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	11,818,823	$1.36	3,963,440	(1)
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	11,818,823	$1.36	3,963,440

(1)          Excludes shares authorized for issuance in connection with our 1997 Stock Incentive Plan which are subject to an automatic annual increase of 1,500,000 shares on January 1, 2007.

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2006 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).

Comparison of Cumulative Total Return Among Heska Corporation,

the Nasdaq Medical Devices Index, the Nasdaq Pharmaceutical Index and the Nasdaq U.S. and Foreign Index

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$50,151	$64,033	$65,687	$67,549	$71,815
Research, development and other	1,175	1,292	2,004	1,888	3,245
Total revenue	51,326	65,325	67,691	69,437	75,060

Cost of revenue:
Cost of products sold	30,201	38,399	42,253	42,515	43,000
Cost of research, development and other	734	626	729	1,095	1,414
Total cost of revenue	30,935	39,025	42,982	43,610	44,414

Gross profit	20,391	26,300	24,709	25,827	30,646

Operating expenses:
Selling and marketing	13,128	15,750	15,616	14,020	14,356
Research and development	7,836	6,146	5,891	3,749	3,483
General and administrative	6,755	7,083	7,442	7,187	9,887
Restructuring expenses, (gain) on sale of assets and other	1,007	515	—	—	(155)
Total operating expenses	28,726	29,494	28,949	24,956	27,571
Income (loss) from operations	(8,335)	(3,194)	(4,240)	871	3,075
Interest and other expense, net	334	214	575	774	1,041
Income (loss) before income taxes	(8,669)	(3,408)	(4,815)	97	2,034
Income tax expense (benefit)	—	51	—	(185)	206
Net income (loss)	$(8,669)	$(3,459)	$(4,815)	$282	$1,828
Basic net income (loss) per share	$(0.18)	$(0.07)	$(0.10)	$0.01	$0.04
Diluted net income (loss) per share	$(0.18)	$(0.07)	$(0.10)	$0.01	$0.03
Shares used for basic net income (loss) per share	47,720	48,115	49,029	49,650	50,347
Shares used for diluted net income (loss) per share	47,720	48,115	49,029	50,438	52,932

Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,026	$4,877	$4,982	$5,231	$5,275
Total current assets	24,700	28,717	28,442	26,845	30,652
Total assets	35,585	38,896	38,724	36,784	38,495
Line of credit	7,596	7,528	10,375	9,453	8,022
Current portion of long-term debt and capital leases	2,338	783	302	1,263	1,275
Total current liabilities	19,274	18,516	23,269	20,722	21,980
Long-term debt and capital leases	770	1,746	1,466	2,703	1,927
Long-term deferred revenue and other	6,331	11,978	11,410	10,126	7,840
Total stockholders’ equity	9,210	6,656	2,579	3,233	6,748

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-K are as of March 30, 2007, and we undertake no duty to update this information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 83% of 2006 product revenue, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 17% of 2006 product revenue.

The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

Diagnostic and other instruments and supplies represented approximately 45% of our 2006 product revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 32% of our 2006 product revenue resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our product revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables.  Revenue from products in these three areas, including revenue from consumables, represented approximately 40% of our 2006 product revenue.

Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 38% of our 2006 product revenue.  Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy immunotherapy, our allergy diagnostic tests and our allergy diagnostic kits.  Combined revenue from heartworm-related products and allergy-related products represented approximately 35% of 2006 product revenue.

We consider the Core Companion Animal Health segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment.  Maintaining a continuing, reliable and economic supply of products we currently obtain from third parties is critical to our success in this area.  Virtually all of our sales and marketing expenses are in the Core Companion Animal Health segment.  The majority of our research and development spending is dedicated to this segment, as well.  We strive to provide high value products and advance the state of veterinary medicine.

All our Core Companion Animal Health products are ultimately sold to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  Core Companion Animal Health products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements.  Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 51%, 26% and 23% of Core Companion Animal Health 2006 product revenue, respectively.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  To be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributors as well as contend effectively for the distributor’s time and focus given other products the distributor may be carrying, potentially including those of our competitors.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full distribution line of products.

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment.  Product revenue in this segment grew 10% in 2006 as compared to 2005 and has grown at a compounded annual growth rate of 19% since 1998, our first full year as a public company.

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

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

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

•            Price is fixed or determinable; and

•            Collectibility is reasonably assured.

Revenue from the sale of products is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances.  We do not permit general returns of products sold.  Certain of our products have expiration dates.  Our policy is to exchange certain outdated, expired product with the same product.  We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf life of our products.  Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped.  Our products are shipped complete and ready to use by the customer.  The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.  Certain customer arrangements provide for acceptance provisions.  Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed.  We reduce our product revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time.  Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology.  Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.  Revenue from licensing technology and product rights is reported in our Research, development and other revenue line item.  An example of the former, i.e. licensing technology, is a patent we own under which we have granted a third-party exclusive rights to the human healthcare market for the life of the patent in exchange for an upfront payment and royalty payments on sales of any product based on the patent.  The upfront payment will be amortized over the life of the patent and reported along with any affiliated royalty payments in our Research, development and other revenue line item.  An example of the latter, i.e. product rights, is our July 2002 agreement to license Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses.  As we have no further rights to manufacture, market or sell this vaccine without Intervet Inc.’s permission, we are reporting the amortization of the upfront payment we received in this agreement along with any affiliated royalty payments in our Research, development and other revenue line item.  The upfront payment is being amortized over the estimated life of the product.

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

Capitalized Patent Costs

In the years ended December 31, 2004, 2005 and 2006, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements.  We owned a portfolio of patents not then utilized in our product development or manufacture.  Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts.  Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements.  We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals — to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies.  A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred.  In accordance with SFAS No. 95, paragraph 17(c), we classified patent prosecution expenditures which were capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process.  No internal costs were capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized.  Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred.  We capitalized approximately $292 thousand,   $187 thousand and $541 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, and amortized approximately $334 thousand, $157 thousand and $393 thousand for the same periods, respectively.  In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of December 31, 2006.  We do not expect to capitalize any patent costs in the future.

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a net operating loss carryforward (“NOL”), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from an NOL, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize our NOL in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized our NOL.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.  As an example, in 2005 we reduced our valuation allowance related to the NOL for our Swiss operating subsidiary which resulted in a net deferred tax asset on our balance sheet and we increased this valuation allowance based on agreements subsequently obtained from tax authorities in Switzerland in 2006.  Our domestic NOL represents a deferred tax asset, which has been completely offset by a valuation allowance.  Based on our domestic cumulative operating losses in recent years, as well as other factors including uncertainties regarding our future operations, we have been unable to conclude that it was more likely than not that we will realize a future benefit from our domestic NOL.  Accordingly, a valuation allowance has been established for the entire domestic deferred tax asset at December 31, 2006.  We expect to consider this situation throughout 2007.  Should we conclude it is more likely than not that we will realize a future benefit from our domestic NOL, we likely would recognize a very large income tax benefit and a corresponding deferred tax asset on our balance sheet at that time.

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years.

	Year Ended December 31,
	2004	2005	2006
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net:
Core companion animal health	$52,719	$54,716	$59,936
Other vaccines, pharmaceuticals and products	12,968	12,833	11,879
Total product revenue	65,687	67,549	71,815
Research, development and other	2,004	1,888	3,245
Total revenue, net	67,691	69,437	75,060

Cost of revenue:
Cost of products sold	42,253	42,515	43,000
Cost of research, development and other	729	1,095	1,414
Total cost of revenue:	42,982	43,610	44,414

Gross profit	24,709	25,827	30,646

Operating expenses:
Selling and marketing	15,616	14,020	14,356
Research and development	5,891	3,749	3,483
General and administrative	7,442	7,187	9,887
(Gain) on sale of assets	—	—	(155)
Total operating expenses	28,949	24,956	27,571
Income (loss) from operations	(4,240)	871	3,075
Interest and other expense, net	575	774	1,041
Income (loss) before income taxes	(4,815)	97	2,034
Income tax expense (benefit)	—	(185)	206
Net income (loss)	$(4,815)	$282	$1,828
Basic net income (loss) per share	$(0.10)	$0.01	$0.04
Diluted net income (loss) per share	$(0.10)	$0.01	$0.03

Revenue

Total revenue, which includes product revenue, research and development and other revenue, increased 8% to $75.1 million in 2006 compared to $69.4 million in 2005.  Total revenue for 2005 increased 3% to $69.4 million from $67.7 million in 2004.  Product revenue increased 6% to $71.8 million in 2006 compared to $67.5 million in 2005.  Product revenue increased 3% to $67.5 million in 2005 compared to $65.7 million in 2004.

Core Companion Animal Health segment product revenue increased 10% to $59.9 million in 2006 compared to $54.7 million in 2005.  Key factors in the increase were higher sales of our instrument consumables, our heartworm preventive, our heartworm diagnostic tests and our IV pumps, somewhat offset by lower sales of our hematology instruments.

2005 product revenue from our Core Companion Animal Health segment increased 4% to $54.7 million compared to $52.7 million in 2004.  Key factors in the increase were higher sales of our instrument consumables, our heartworm preventive and our microalbumin laboratory packs, the latter of which we began to sell in 2005, somewhat offset by lower sales of our hematology instruments due to an offer to certain customers who had previously purchased a hematology analyzer to upgrade to our new hematology analyzer during 2004 which was not repeated in 2005, and of our heartworm diagnostic tests.

Other Vaccines, Pharmaceuticals and Products segment (“OVP”) product revenue decreased 7% to $11.9 million in 2006 compared to $12.8 million in 2005.  A key factor in the decline was lower sales of our bovine vaccines under our contract with AgriLabs, including purchases under this contract by Intervet Inc. which occurred in the first quarter of 2005 but not 2006, somewhat offset by increased sales of our bulk bovine biologicals.  Intervet Inc. launched a line of bovine vaccines competitive with ours in 2005.

2005 product revenue from OVP decreased 1% to $12.8 million compared to $13.0 million in 2004.  The decrease in 2005 was due to lower sales of small mammal vaccines, somewhat offset by increased sales of our bovine vaccines under our contract with AgriLabs and our fish vaccines.

Revenue from research and development and other items increased by 72% to $3.2 million in 2006 from $1.9 million in 2005.  This increase was primarily due to the acceleration of approximately $1.5 million in previously deferred licensing fees recognized upon completion of the sale of a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the “Allergopharma Portfolio”) in December 2006.  We recognized approximately $2.1 million in licensing revenue related to the Allergopharma Portfolio in 2006, including revenue from the amortization of previous upfront payments and other payments from third parties.  While we have an exclusive veterinary license to the Allergopharma Portfolio and have a service agreement related to the Allergopharma Portfolio under which we expect to generate 2007 revenue, we expect a significant decline in revenue related to the Allergopharma Portfolio in 2007 as compared to 2006.

The 2005 decrease of 6% to $1.9 million from $2.0 million in 2004 was primarily due to the reduced level of activity for research and development efforts for third parties.  We recognized approximately $269 thousand and $175 thousand in 2005 and 2006, respectively, for the acceleration of deferred revenue related to terminated licensing agreements.

In 2007, we expect continued growth in our Core Companion Animal Health segment.  We anticipate 2007 OVP revenue of around $13.5 million, a slight increase as compared to 2006.  We expect research, development and other revenue to be approximately $1.25 million in 2007, a significant decline when compared to 2006.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories.  Cost of revenue totaled $44.4 million for the twelve months ended December 31, 2006, a 2% increase as compared to $43.6 million for the corresponding period in 2005.  Gross profit increased 19% to $30.6 million for 2006 as compared to $25.8 million in 2005.  Gross Margin, i.e. gross profit divided by total revenue, increased to 40.8% for 2006 as compared to 37.2% in 2005.  Cost of revenue totaled $43.6 million for 2005, a 2% increase as compared to $43.0 million for 2004.  Gross profit increased 5% to $25.8 million for 2005 as compared to $24.7 million in 2004.  Gross Margin increased to 37.2% for 2005 as compared to 36.5% in 2004.

Cost of products sold increased 1% to $43.0 million in the twelve months ended December 31, 2006 from $42.5 million in 2005.  Gross profit on product revenue increased 15% to $28.8 million for 2006 from $25.0 million in the prior year.  Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 40.1% in 2006 as compared to 37.1% in 2005.  Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced; higher sales and margins in our heartworm diagnostic tests, where agreements under which we paid certain royalties expired in 2005 and 2006; and a greater proportion of product sales from instrument consumables, which typically have a higher than average gross margin.  Cost of products sold increased 1% to $42.5 million in 2005 as compared to $42.3 million in 2004.  Gross profit on product revenue increased 7% to $25.0 million for 2005 from $23.4 million in 2004.  Product Gross Margin increased to 37.1% in 2005 as compared to 35.7% in 2004.  Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we now have taken in house certain manufacturing operations we previously outsourced and increased instrument consumable sales, which typically carry a higher than average gross margin, somewhat offset by certain supplier price increases resulting from a contract renegotiation in the second half of 2004.

Cost of research, development and other revenue increased 29% to $1.4 million in the twelve months ended December 31, 2006 as compared to $1.1 million in 2005.  Gross profit on research, development and other revenue increased 131% to $1.8 million for 2006 from $793 thousand in 2005.  Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 56.4% for 2006 as compared to 42.0% in 2005.  The primary reason for the increase in gross margin was the acceleration of certain previously deferred upfront licensing fees which were recognized in 2006 due to the sale of the Allergopharma Portfolio in December 2006.  Cost of research, development and other revenue increased 50% to $1.1 million in 2005 as compared to $729 thousand in 2004.  Gross profit on research, development and other revenue decreased 38% to $793 thousand for the twelve months ended December 31, 2005 from $1.3 million in 2004.  Other Gross Margin decreased to 42.0% for 2005 as compared to 63.6% in 2004.  The primary reason for the decrease is a greater proportion of patent-related costs being expensed as incurred in 2005 rather than capitalized when compared to the prior year.

We expect our gross margin on product sales will increase in 2007 as compared to 2006 as we expect to sell a greater proportion of total sales in relatively higher margin products.

Operating Expenses

Selling and marketing expenses increased by 2% to $14.4 million in 2006 compared to $14.0 million in 2005 primarily due to increased expenditures on marketing programs.  Selling and marketing expenses decreased by 10% to $14.0 million in 2005 as compared to $15.6 million in 2004 primarily due to marketing spending related to the initial rollout of our new hematology instrument and greater outside consulting fees related to corporate branding in 2004.

Research and development expenses decreased by 7% to $3.5 million in 2006 from $3.7 million in 2005.  A key factor in the decline was lower personnel costs.  Research and development expenses decreased by 36% to $3.7 million in 2005 from $5.9 million in 2004.  Key factors in the decrease were lower personnel costs and spending on clinical trials.

General and administrative expenses increased by 38% to $9.9 million in 2006 from $7.2 million in 2005.  Key factors in the increase include increased compensation expense, primarily related to the accrual of our 2006 Management Incentive Plan (“MIP”) payouts and options granted to management which were expensed for accounting purposes in 2006 but not 2005, increased legal fees, primarily related to litigation with United Vaccines, Inc. (a former customer of our OVP segment), and increased rent expense.  General and administrative expenses decreased by 3% to $7.2 million in 2005 from $7.4 million in 2004.  Key factors in the decrease were lower consulting fees and legal fees, somewhat offset by an increase in rent expense.

In 2006, we recognized a gain of approximately $155 thousand on the sale of the Allergopharma Portfolio.  The gain is equal to the sales price less the net book value of the Allergopharma Portfolio, which included all of our unamortized capitalized patent costs.  We had no similar transactions in 2005 or 2004.

In 2007, we expect total operating expenses to increase as compared to 2006.  We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

Interest and Other Expense, Net

Interest expense increased to $1.2 million in 2006 from $1.1 million in 2005 and $690 thousand in 2004.  The increase in 2006 as compared to 2005 primarily reflects increased interest on borrowings under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) due to increases in Wells Fargo’s prime rate.  The increase in 2005 as compared to 2004 reflects the greater usage of borrowings under our credit and security agreement with Wells Fargo, negotiated spread rate increases with Wells Fargo and increases in Wells Fargo’s prime rate.  The 2005 increase in interest expense was partially offset by a $249 thousand gain in Other, net, primarily due to gains on foreign currency translation of approximately $224 thousand.  This foreign currency gain resulted primarily from a transaction under which funds were transferred from Heska AG, our operating subsidiary in Switzerland, to the United States-based parent company via an intercompany receivable/payable and certain inventory transactions involving non-U.S. dollar currencies.  Because this intercompany loan was to be repaid in the foreseeable future, changes in the amount of U.S. dollars receivable by Heska AG resulting from changes in foreign currency exchange rates are required to be recorded through earnings or loss.  The impact of the foreign currency exchange rate changes resulted in a gain on the loan due to a strengthening U.S. dollar relative to the Swiss franc.

We expect net interest expense to decrease in 2007 due to anticipated lower use of our revolving credit facility and lower interest rate spreads under our agreement with Wells Fargo.

Income Tax Expense (Benefit)

Historically, we have not been consistently profitable and, accordingly, have not recognized a tax benefit on our pre-tax losses.  Based on the profitable operating performance of our operating subsidiary in Switzerland, Heska AG, in the fourth quarter of 2005 we concluded that our NOL in Switzerland was realizable on a more-likely-than-not basis.  We reduced the related valuation allowance in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand.  This resulted in a net deferred tax asset of $185 thousand — equal to the estimated quantity of income taxes we would have recognized in our future statements of operations as income tax expense that we would not have to actually pay in cash as we utilized our NOL in Switzerland.

We subsequently obtained agreements from the tax authorities in the canton of Fribourg regarding the determination of our taxable income which reduced our taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes and we expect to reduce our taxable income, and thus our tax obligation, in future years as compared to prior expectations.  Given our corresponding lower income expectations in Switzerland, we no longer believe we will utilize all of our NOL in Switzerland before it fully expires at the end of 2008.  Accordingly, we reduced our net deferred tax asset related to this NOL and recognized a corresponding income tax expense in the fourth quarter of 2006.  In addition, we recognized approximately $58 thousand of income tax expense in the fourth quarter of 2006 related to alternative minimum tax obligations in the United States.

We expect income tax expense to be less in 2007 than it was in 2006, primarily due to lower estimated taxable income in Switzerland as a result of the aforetomentioned agreements from the tax authorities in the canton of Fribourg.

Net Income (Loss)

In 2006, we recorded the second consecutive year of profitability in our history.  Our 2006 net income was $1.8 million as compared to $282 thousand in 2005 and an annual loss of $4.8 million in 2004.  The 2006 improvement over 2005 was due to higher revenue and higher Gross Margin, somewhat offset by increased operating expenses.  The improvement from 2004 to 2005 was due to increased product revenue, higher gross profit percentage on product sales, lower operating expenses and reversal of valuation allowances against our Swiss net operating loss deferred income tax assets for Heska AG.

In 2007, we expect to increase our net income primarily due to increased revenue and increased gross margins somewhat offset by increased operating expenses.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since inception in 1988.  For the year ended December 31, 2006, we had total revenue of $75.1 million and net income of $1.8 million.  In 2006, net cash provided by operations was $1.1 million.  At December 31, 2006, we had $5.3 million of cash and cash equivalents, working capital of $8.7 million, $8.0 million of outstanding borrowings under our revolving line of credit, discussed below, and $3.2 million of other debt and capital leases.

Net cash flows from operating activities provided cash of $1.1 million in 2006 as compared to $148 thousand in 2005 and using $1.1 million in 2004.  The major factors in the improvement in our cash provided from operations in 2006 as compared to 2005 was a  $3.7 million increase in cash from accrued liabilities, the largest component of which was approximately $1.5 million in anticipated payouts under our MIP which were accrued at year end 2006 as compared to no such anticipated payouts in 2005, a $1.5 million improvement in our net income, a $1.1 million improvement in cash used for accounts payable and an approximately $700 thousand increase in stock-based compensation recognized for accounting purposes but not paid in cash.  The latter primarily relates to the adoption of a new accounting standard related to the expensing of stock options.  These factors were somewhat offset by a $3.8 million greater usage of cash from accounts receivable, primarily related to our revenue growth, an approximately $1.5 million greater usage of cash for inventory purchases and an approximately $1.0 million greater usage of cash related to deferred revenue and other long-term liabilities, primarily related to our recognition of approximately $1.5 million in previously deferred licensing fees upon completion of the sale of the Allergopharma Portfolio in December 2006.  Major factors in the improvement in our cash provided from operations in 2005 as compared to the net used in 2004 were a $5.1 million improvement in our net income and an approximately $1.4 million improvement in cash provided by inventory; these items were somewhat offset by a $2.1 million decrease in cash provided by deferred revenue and other long term liabilities, primarily related to an upfront payment received for marketing rights in 2004 not repeated in 2005, a $2.0 million decrease in cash provided by accounts payable and a $1.1 million dollar decrease in accrued liabilities.

Net cash flows from investing activities provided cash of $159 thousand in 2006 as compared to using $1.5 million in 2005 and $1.4 million in 2004.  Expenditures for property and equipment totaled approximately $1.2 million, $1.4 million and $1.3 million in 2006, 2005 and 2004, respectively.  In 2006, the sale of certain intellectual property generated cash, after related costs, of approximately $1.6 million which was slightly larger than approximately $1.5 million in capital expenditures and capitalized patent costs.  In 2004, approximately $1.8 million in capital expenditures and capitalized patent costs were somewhat offset by approximately $400 thousand of proceeds from the licensing of certain rights related to one of our products and $100 thousand of proceeds from the repayment of a loan.

Net cash flows from financing activities used cash of $1.4 million in 2006 as compared to providing $1.8 million in 2005 and $2.5 million in 2004.  In 2006, the Company reduced its line of credit borrowings by

$1.4 million and repaid principal on term debt of $763 thousand which was somewhat offset by $766 thousand in proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.  In 2005, the primary source of cash was $2.5 million from the Equipment Notes, somewhat offset by $922 thousand repayment of borrowings under our revolving line of credit with Wells Fargo.  In 2004, the primary source of funds was $2.8 million in borrowings under our revolving credit facility.

At December 31, 2006, we had a $12.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo.  At December 31, 2006, $8.0 million was outstanding under this line of credit.  Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  On December 31, 2006, interest on the term note was charged at a stated rate of prime plus 2.5% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, as well as our other borrowings, to become immediately due and payable or impact our ability to borrow under the agreement.  Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings.  We were in compliance with all financial covenants as of December 31, 2006.  At December 31, 2006, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $4.0 million.

At December 31, 2006, we also had outstanding obligations for long-term debt and capital leases totaling approximately $3.2 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements.  One term loan is secured by real estate in Iowa and had an outstanding balance at December 31, 2006 of approximately $693 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009.  The term loan had a stated interest rate of prime plus 2.5% on December 31, 2006.  The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”).  The Equipment Notes had a stated interest rate of prime plus 2.5% on December 31, 2006.  Principal payments on the Equipment Notes of $46,296 plus interest are due monthly with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009.  The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable on May 31, 2007 and the lender has subordinated its first security interest to Wells Fargo.  Our capital lease obligations totaled approximately $19 thousand at December 31, 2006.

Based on certain provisions in our agreement with Wells Fargo, we expect the interest rate on all borrowings will be prime plus 1.0% in the first quarter of 2007 and prime for the remainder of 2007.

At December 31, 2006, we had deferred revenue and other long term liabilities, net of current portion, of approximately $7.8 million.  Included in this total is approximately $7.2 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed.  These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent of the market acceptance of any new products, the extent to which currently planned products and/or technologies under research and development are successfully developed, changes required by us by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2007 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2007 and into 2008.  Our financial plan for 2007 expects that we will have positive cash flow from operations, primarily through increased revenue, improved gross margins and limiting any increase in operating expenses to a modest degree.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the sale of equity or debt securities or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings.  See “Risk Factors” In Item 1A.

A summary of our contractual obligations at December 31, 2006 is shown below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term Debt	$3,183	$1,267	$1,916	$—	$—
Capital Lease Obligations	19	8	11	—	—
Interest Payments on Debt	437	238	199	—	—
Line of Credit	8,022	8,022	—	—	—
Operating Leases	30,203	1,533	4,867	3,445	20,358
Unconditional Purchase Obligations	5,832	3,453	2,379	—	—
Total Contractual Cash Obligations	$47,696	$14,521	$9,372	$3,445	$20,358

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

Net Operating Loss Carryforwards

As of December 31, 2006, we had a net domestic operating loss carryforward, or NOL, of approximately $167.8 million, a domestic alternative minimum tax credit of approximately $81 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”).  We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997.  We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.  We also have net operating loss carryforwards in Switzerland of approximately $1.9 million related to losses previously recorded by Heska AG.  Heska AG also has a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As our defined benefit pension plans are currently overfunded and benefits are frozen, we recognized a corresponding asset on our balance sheet on December 31, 2006.  As we do not consider this asset to be material, the adoption of SFAS No. 158 did not have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement will be effective for us January 1, 2008.  We have not yet determined the impact, if any, that adopting this standard may have on our financial statements.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004.  We adopted this standard when required on January 1, 2006.  On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R.  Under the SEC’s new rule, companies in our position could implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005.  We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we decided to adopt this standard effective on January 1, 2006.  We adopted SFAS No. 123R under the modified prospective method of adoption.  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allowed for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures were made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied.  We have elected to account for our stock-based compensation plans under APB No. 25 in 2004 and 2005.  Upon adoption of SFAS No. 123R, we were required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS No. 123R adoption.  This resulted in us recording compensation expense for periods after the effective date of SFAS No. 123R adoption.  Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation.  On December 2, 2004, the Compensation Committee of our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of our internal budget before any bonus payments were to be made, and approved the acceleration of vesting of outstanding but unvested stock options with an exercise price greater than $1.08.  These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification.  However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million, was recorded in 2004.  This action effected options to purchase approximately 2.2 million shares, approximately 1.1 million of which were held by our Directors and Executive Officers.  Had this action not been taken, and had all approximately 2.2 million options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded compensation expense related to these options of approximately $870 thousand on a pro forma basis for the year ending December 31, 2005.  On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which consisted solely of our Chief

Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005.  On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82.  These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification.  However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $540 thousand, was recorded in 2005. This action effected approximately 750 thousand options, approximately 55 thousand of which were held by our Directors and Executive Officers.  Had this action not been taken, and had all approximately 750 thousand options continued to vest according to the vesting schedules in place prior to the acceleration, we would have recorded incremental compensation related to these options of approximately $275 thousand on a pro forma basis for the nine months ending December 31, 2005.  We also have an employee stock purchase plan under which we expect to recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

There are four key inputs to the Black-Scholes model which we use to value our options: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates.  Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting fair value calculated for the option.  Our expected term input was estimated in 2006 and 2005 based on our historical experience for time from option grant to option exercise for all employees and in 2004 based on a software program to which an input was our historical exercise experience for current employees; we treated all employees in one grouping in all three years.  Our expected volatility input was estimated based on our historical stock price volatility in 2006 and 2005 and a combination of our historical price volatility and a peer group volatility in 2004.  Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2006, 2005 and 2004.  Our expected dividends input was zero in 2006, 2005 and 2004.  Different assumptions could materially impact the resulting option value calculated.  In the twelve months ended December 31, 2006, we had stock option compensation of approximately $745 thousand related to recognition of the vesting of options to purchase approximately 1.1 million shares.  The underlying assumptions made in valuing these stock options, weighted by number of options and stock fair value at the time of grant, were as follows: expected term of 2.89 years, expected volatility of 67%, risk-free interest rate of 4.65% and expected dividends of zero.  A tranche of “at-the-money” options granted under these assumptions in the same number as above would require a fair value price of approximately $1.43 per share (the “Benchmark Tranche”) to yield the same value as above (the “Benchmark Value”).  The following table represents the approximate decrease, in thousands of dollars, of the value of the Benchmark Tranche under different expected term and expected volatility assumptions assuming all other inputs are the same.  For example, the Benchmark Tranche is “at-the-money” options to purchase approximately 1.1 million shares with a fair market stock value of $1.43 per share, and if the Benchmark Tranche is valued using an expected term of 2.89 years, expected volatility of 67%, a risk-free interest rate of 4.65% and expected dividends of zero, we obtain a fair value of approximately $745 thousand — the Benchmark Value.  If we value the Benchmark Tranche under the same assumptions, except we assume an expected term of 5.0 years instead of 2.89 years and an expected volatility of 60% instead of 67%, we obtain a value of approximately $882 thousand, or an increase of approximately $137 thousand as compared to the Benchmark Value.

	Volatility
		15%	30%	45%	60%	75%	90%	105%	120%	135%	150%
	1	612	523	431	342	255	169	87	8	(67)	(139)

	2	535	415	292	174	60	(48)	(149)	(243)	(328)	(404)

	3	467	328	185	48	(80)	(198)	(305)	(401)	(484)	(555)

	4	406	252	96	(52)	(188)	(311)	(418)	(510)	(586)	(650)

Time to	5	348	186	19	(137)	(277)	(400)	(504)	(589)	(657)	(711)

Expiration	6	294	125	(48)	(208)	(350)	(470)	(569)	(647)	(707)	(751)

(in years)	7	243	70	(108)	(271)	(412)	(528)	(621)	(691)	(743)	(779)

	8	194	19	(163)	(326)	(465)	(576)	(662)	(724)	(769)	(798)

	9	148	(28)	(211)	(374)	(510)	(616)	(695)	(750)	(788)	(811)

	10	105	(71)	(255)	(418)	(549)	(650)	(721)	(770)	(801)	(820)

Stock option compensation related to recognition of the vesting of options of approximately $745 thousand for the year ended on December 31, 2006 may not be indicative of the future impact of SFAS No. 123R.   Assuming all options vest according to the vesting schedules in place at December 31, 2006, we have approximately $62 thousand of compensation cost to be recognized after December 31, 2006, approximately $60 thousand of which is to be recognized in the year ending December 31, 2007.  The Compensation Committee of our Board of Directors is currently considering alternatives regarding different forms of long-term compensation for future use, including the continued use of stock options.  The decisions of the Compensation Committee of our Board of Directors regarding stock options is likely to be a key factor in the future impact of SFAS No. 123R on our financial statements.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is effected by changes in market interest rates.  At December 31, 2006, approximately $11.2 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 10.68%.  We also had approximately $5.3 million of cash and cash equivalents at December 31, 2006, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on December 31, 2006.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $59 thousand based on our outstanding balances as of December 31, 2006.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on December 31, 2006.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our 2006 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $878 thousand.

Item 8.  Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heska Corporation:

We have audited the accompanying consolidated balance sheet of Heska Corporation and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and its subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2006, the Company changed its method of accounting for Share-Based Payments in accordance with FASB Statement No. 123 (revised), Share-Based Payment.  As discussed in Note 2 to the consolidated financial statements, as of January 1, 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/S/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heska Corporation:

We have audited the accompanying consolidated balance sheet of Heska Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2005.  In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as of December 31, 2005, and for the years ended December 31, 2004 and 2005.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Denver, Colorado

March 29, 2006

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,231	$5,275
Accounts receivable, net of allowance for doubtful accounts of $88 and $98, respectively	9,008	11,372
Inventories, net	11,654	13,090
Other current assets	952	915
Total current assets	26,845	30,652
Property and equipment, net	7,428	6,948
Intangible assets, net	1,529	—
Goodwill	714	771
Deferred tax asset, net of current portion	110	32
Other assets	158	92
Total assets	$36,784	$38,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,186	$4,849
Accrued liabilities	1,481	2,489
Accrued compensation	427	2,006
Income taxes payable	—	58
Current portion of deferred revenue	2,912	3,281
Line of credit	9,453	8,022
Current portion of capital lease obligations	7	8
Current portion of long-term debt	1,256	1,267
Total current liabilities	20,722	21,980
Capital lease obligations, net of current portion	20	11
Long-term debt, net of current portion	2,683	1,916
Deferred revenue, net of current portion, and other	10,126	7,840
Total liabilities	33,551	31,747
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,042,355 and 50,764,273 shares issued and outstanding, respectively	50	51
Additional paid-in capital	213,054	214,601
Accumulated other comprehensive income (loss)	(47)	92
Accumulated deficit	(209,824)	(207,996)
Total stockholders’ equity	3,233	6,748
Total liabilities and stockholders’ equity	$36,784	$38,495

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenue:
Product revenue, net:
Core companion animal health	$52,719	$54,716	$59,936
Other vaccines, pharmaceuticals and products	12,968	12,833	11,879
Total product revenue, net	65,687	67,549	71,815
Research, development and other	2,004	1,888	3,245
Total revenue, net	67,691	69,437	75,060

Cost of revenue:
Cost of products sold	42,253	42,515	43,000
Cost of research, development and other	729	1,095	1,414
Total cost of revenue	42,982	43,610	44,414

Gross profit	24,709	25,827	30,646

Operating expenses:
Selling and marketing	15,616	14,020	14,356
Research and development	5,891	3,749	3,483
General and administrative	7,442	7,187	9,887
(Gain) on sale of assets	—	—	(155)
Total operating expenses	28,949	24,956	27,571
Income (loss) from operations	(4,240)	871	3,075
Interest and other expense (income):
Interest income	(25)	(63)	(69)
Interest expense	690	1,086	1,244
Other, net	(90)	(249)	(134)
Income (loss) before income taxes	(4,815)	97	2,034
Income tax expense (benefit)	—	(185)	206
Net income (loss)	$(4,815)	$282	$1,828

Basic net income (loss) per share	$(0.10)	$0.01	$0.04
Diluted net income (loss) per share	$(0.10)	$0.01	$0.03
Weighted average outstanding shares used to compute basic net income (loss) per share	49,029	49,650	50,347
Weighted average outstanding shares used to compute diluted net income (loss) per share	49,029	50,438	52,932

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
					Other Com-		Total
			Additional	Deferred	prehensive		Stock-
	Common Stock		Paid-in	Com-	Income	Accumulated	holders’
	Shares	Amount	Capital	pensation	(Loss)	Deficit	Equity
Balances, January 1, 2004	48,827	$49	$212,131	$(165)	$(68)	$(205,291)	$6,656
Issuance of common stock related to options, ESPP and other	519	—	409	—	—	—	409
Cancellation of restricted stock	(7)	—	(7)	7	—	—	—
Recognition of stock based compensation	—	—	—	91	—	—	91
Comprehensive net income (loss):
Net income (loss)	—	—	—	—	—	(4,815)	(4,815)
Minimum pension liability adjustments	—	—	—	—	31	—	31
Foreign currency translation adjustments	—	—	—	—	207	—	207
Comprehensive net income (loss)	—	—	—	—	—	—	(4,577)
Balances, December 31, 2004	49,339	49	212,533	(67)	170	(210,106)	2,579
Issuance of common stock related to options, ESPP and other	769	1	579	—	—	—	580
Repurchase of stock	(66)	—	(58)	—	—	—	(58)
Recognition of stock based compensation	—	—	—	67	—	—	67
Comprehensive net income (loss):
Net income (loss)	—	—	—	—	—	282	282
Minimum pension liability adjustments	—	—	—	—	96	—	96
Unrealized gain on available for sale investments	—	—	—	—	27	—	27
Foreign currency translation adjustments	—	—	—	—	(340)	—	(340)
Comprehensive net income (loss)	—	—	—	—	—	—	65
Balances, December 31, 2005	50,042	50	213,054	—	(47)	(209,824)	3,233
Issuance of common stock related to options, ESPP and other	722	1	765	—	—	—	766
Recognition of stock based compensation	—	—	782	—	—	—	782
Comprehensive net income (loss):
Net income (loss)	—	—	—	—	—	1,828	1,828
Minimum pension liability adjustments	—	—	—	—	(89)	—	(89)
Unrealized gain on available for sale investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	233	—	233
Comprehensive net income (loss)	—	—	—	—	—	—	1,967
Balances, December 31, 2006	50,764	$51	$214,601	$—	$92	$(207,996)	$6,748

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(4,815)	$282	$1,828
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,337	1,850	1,671
Amortization of intangible assets	393	157	334
Deferred tax (benefit) expense	—	(185)	148
Stock based compensation	91	90	782
Loss (gain) on disposition of assets	—	17	(155)
Unrealized gain on foreign currency translation	—	(149)	(161)
Changes in operating assets and liabilities:
Accounts receivable	2,067	1,585	(2,200)
Inventories	(1,398)	38	(1,419)
Other current assets	(261)	86	84
Other long-term assets	(2)	84	—
Accounts payable	511	(1,494)	(349)
Accrued liabilities and other	(199)	(1,265)	2,421
Income taxes payable	—	—	58
Deferred revenue and other long-term liabilities	1,138	(948)	(1,917)
Net cash provided by (used in) operating activities	(1,138)	148	1,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from licensing of technology and product rights	400	—	—
Proceeds from sale of assets, net of related costs	—	—	1,640
Proceeds from repayment of loan	—	100	—
Purchases of property and equipment	(1,290)	(1,376)	(1,189)
Capitalized patent costs	(541)	(187)	(292)
Net cash provided by (used in) investing activities	(1,431)	(1,463)	159
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	409	557	766
Repurchase of stock	—	(58)	—
Proceeds from (repayments of) line of credit borrowings, net	2,847	(922)	(1,431)
Proceeds from long-term debt	—	2,500	—
Repayments of debt and capital lease obligations	(761)	(302)	(763)
Net cash provided by (used in) financing activities	2,495	1,775	(1,428)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	179	(211)	188
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105	249	44
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,877	4,982	5,231
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,982	$5,231	$5,275

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

Heska is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products.  The Core Companion Animal Health segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.  These products are sold directly by the Company as well as through independent third party distributors and other distribution relationships.  The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as the Diamond Animal Health segment, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

Cumulative net losses from inception of the Company in 1988 through December 31, 2006, have totaled $208.0 million.  During the year ended December 31, 2006, the Company recorded a net income of approximately $1.8 million and operations provided cash of approximately $1.1 million.  The Company’s ability to achieve sustained profitable operations will depend primarily upon its ability to successfully market its products and commercialize new products.  There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months.  The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings.  The Company held 1,001,317 and 1,607,633 Euros at December 31, 2005 and 2006, respectively.  The Company held 30,178,209 and 50,954,278 Yen at December 31, 2005 and 2006, respectively.  The Company held 1,034,905 and 1,347,692 Swiss Francs at December 31, 2005 and 2006, respectively.  The Company held 1,970 and 1,202 British Pounds at December 31, 2005 and 2006, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit.  The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value.  The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2005 and 2006, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Inventory manufactured by the Company includes the cost of material, labor and overhead.  If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2005	2006
Raw materials	$3,002	$5,337
Work in process	3,090	3,426
Finished goods	6,318	5,851
Allowance for excess or obsolete inventory	(756)	(1,524)
	$11,654	$13,090

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

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2005	2006
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	20,427	19,503
Leasehold and building improvements	7 to 15 years	4,931	5,230
		28,413	27,788
Less accumulated depreciation and amortization		(20,985)	(20,840)
		$7,428	$6,948

Depreciation and amortization expense for property and equipment was $1.3 million, $1.9 million and $1.7 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss operating subsidiary.  This goodwill is reviewed at least annually for impairment.  At December 31, 2005 and 2006, goodwill was approximately $714 thousand and $771 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment.  The Company completed its annual analysis of the fair value of its goodwill at December 31, 2006 and determined there was no indicated impairment of its goodwill.  The change in carrying value of the goodwill between years was solely due to foreign currency rate changes.  There can be no assurance that future goodwill impairments will not occur.  There are no other intangible assets that are not being amortized on a periodic basis.

The Company incurred costs, paid to third-party law firms, to prosecute patents on its proprietary technologies.  The Company capitalized qualifying costs related to its patents.  At December 31, 2005, the cost basis of the capitalized patent costs was approximately $2.3 million, the accumulated amortization was approximately $748 thousand, and the net book value was approximately $1.5 million.  These costs were amortized over an average life of 15 years which was the estimated life of the patents.  Related amortization expense for the years ended December 31, 2004, 2005 and 2006, was approximately $393 thousand, $157 thousand and $334 thousand, respectively.  In December 2006, the Company sold the patents underlying these capitalized patent costs for a gain of approximately $155 thousand over the then book value affiliated with the sale of these patents, which included these capitalized patent costs.  Accordingly, the Company had no capitalized patent costs at December 31, 2006.

Derivative Instruments and Hedging Activities

The Company has utilized derivative financial instruments to reduce financial market risks in the past.  If used, these instruments may be used to hedge foreign currency, interest rate and certain equity market exposures of underlying assets, liabilities and other obligations.  The Company does not use derivative financial instruments for speculative or trading purposes.  The Company had no hedging activities in 2004, 2005 and 2006.

Revenue Recognition

The Company generates its revenues through sale of products and services, licensing of product and technology rights, and research and development services.  Revenue is accounted for in accordance with the guidelines provided by SEC Codification of Staff Accounting Bulletins, Topic 13:  Revenue Recognition.  The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology.  The Company received approximately $3.2 million, $560 thousand and $295 thousand of such payments in 2004, 2005 and 2006, respectively.  Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales to which it is entitled to royalties.

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

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (see Note 9) are reflected in cost of products sold as incurred.

Stock-Based Compensation

During the years ended December 31, 2004 and 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”).  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123  (revised 2004) “Share-Based Payment” (“SFAS No. 123R”).  Any accounting difference between SFAS No. 123R and SFAS No. 123, as historically applied by the Company, shall be defined as the “123R Effect”.  During the year ended December 31, 2006, the 123R Effect reduced the Company’s income from continuing operations, income before income taxes and net income by $782 thousand, basic and diluted earnings per share by $0.02 and $0.01 per share, respectively, and did not have a material impact on cash flow from operations and cash flow from financing.  At December 31, 2006, the Company had two stock-based compensation plans.  See Note 6 for a description of these plans and additional disclosures regarding the plans.  The Company recorded compensation expense of $91 thousand and $67 thousand for the years ended December 31, 2004 and 2005, respectively, related to grants of restricted common stock.  The Company recognized $23 thousand of compensation expense related to the exercise of one option in 2005.  For the year ended December 31, 2006, the Company recorded compensation expense of approximately $782 thousand related to its stock-based compensation plans.

Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the years ended December 31, 2004 and 2005 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005
	(in thousands except per share data)
Net income (loss) as reported	$(4,815)	$282
Stock-based employee compensation expense included in the determination of net loss, as reported	91	90
Stock-based employee compensation expense as if the fair value based method had been applied to all awards	(4,129)	(3,175)
Net income (loss), pro forma	$(8,853)	$(2,803)
Net income (loss) per share:
Basic and diluted — as reported	$(0.10)	$0.01
Basic and diluted — pro forma	$(0.18)	$(0.06)

As discussed in more detail in Note 6, in December 2004 and March 2005 the vesting of options to purchase approximately 2.2 million shares and 750 thousand shares, respectively, was accelerated.  These options were not “in-the-money” at the time of acceleration and, therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of the modifications.  However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $2.1 million and $540 thousand was recorded in 2004 and 2005, respectively, and included in the table above.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses were $712 thousand, $353 thousand and $443 thousand for the years ended December 31, 2004, 2005 and 2006, respectively.

Income Taxes

The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates, in each tax jurisdiction, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period.  Deferred tax assets are reduced by a valuation allowance based on judgmental assessment of available evidence if the Company is unable to conclude that it is more likely than not that some or all of the deferred tax assets will be realized.

Basic and Diluted Net Income (Loss) Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  In 2004, due to the Company’s net loss, all potentially dilutive securities are anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for all periods prior to 2005.  At December 31, 2005 and 2006, securities that have been excluded from diluted net income (loss) per share because they would be anti-dilutive are outstanding options to purchase 7,918,601 and 3,721,800 shares, respectively, of the Company’s common stock.  Securities included in the diluted net income per share calculation at December 31, 2005 and 2006, using the treasury stock method, were outstanding options to purchase approximately 788 thousand and 2.6 million shares of the Company’s common stock, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss), as shown in the Consolidated Statement of Stockholders’ Equity, includes net income (loss) adjusted for the results of certain stockholders’ equity changes.  Such changes include foreign currency items and minimum pension liability adjustments.  At December 31, 2006, Accumulated Other Comprehensive Income consists of $159 thousand gain for cumulative translation adjustments, $89 thousand for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments.  At December 31, 2005, Accumulated Other Comprehensive Income consists of $74 thousand loss for cumulative translation loss adjustments and $27 thousand of unrealized gain on available for sale securities.  At December 31, 2004, Accumulated Other Comprehensive Loss consists of cumulative translation loss adjustments of $311 thousand and income from minimum pension liability adjustments and other of $141 thousand.

Foreign Currency Translation

The functional currency of the Company’s Swiss subsidiary is the Swiss Franc.  Assets and liabilities of the Company’s Swiss subsidiary are translated using the exchange rate in effect at the balance sheet date.  Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period.  Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders’ equity.  Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on the Company’s results of operations or the Company’s financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or  financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company’s defined benefit pension plan is currently overfunded and benefits are frozen.  The adoption of SFAS No. 158 has been reflected in the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement will be effective for us January 1, 2008.  The Company has not yet determined the impact, if any, that adopting this standard may have on its financial statements.

The Company adopted SFAS No. 123R effective January 1, 2006 under the modified prospective method of adoption.   This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award.  The fair value is estimated using option pricing models where applicable.  The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  This represents a change in accounting for the Company’s stock option plans and employee stock purchase plan.  Prior to the Company’s adoption of SFAS No. 123R on January 1, 2006, the Company measured stock-based compensation under the intrinsic value based method of APB No. 25 with pro forma disclosures of net income or loss assuming the fair value method of SFAS No. 123, which became effective in 1996, had been applied.

3.              CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software.  At December 31, 2005 and 2006, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $38 thousand and $38 thousand, respectively, and net book value of approximately $25 thousand and $17 thousand, respectively.  The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes.  Under the terms of the Company’s lease agreements, the Company is required to make monthly payments of principal and interest through the year 2009, at interest rates ranging from 11.0% to 14.0% per annum.  The equipment under the capital leases serves as security for the leases.

The future annual minimum required payments under capital lease obligations as of December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$10
2008	10
2009	2
2010	—
Total future minimum lease payments	22
Less amount representing interest	3
Present value of future minimum lease payments	19
Less current portion	8
Total long-term capital lease obligations	$11

4.              LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2005	2006
Promissory note to the City of Des Moines was paid in full in June 2006.	$34	$—
Real estate mortgage loan with a commercial bank, due in monthly installments, with the balance due of $163 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.75% at December 31, 2005 and prime plus 2.5% at December 31, 2006 (10.0% and 10.75%, respectively).	905	693
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $481 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.75% at December 31, 2005 and prime plus 2.5% at December 31, 2006 (10.0% and 10.75%, respectively).	2,000	1,592
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $120 thousand in full June 30, 2009, with a stated interest rate of prime plus 2.75% at December 31, 2005 and prime plus 2.5% at December 31, 2006 (10.0% and 10.75%, respectively).	500	398
Subordinated promissory note with a significant customer for facilities improvements in Des Moines, secured by the manufacturing facility, due in May 2007, with a stated interest rate of prime plus 1.0% at December 31, 2005 and December 31, 2006 (8.25% and 9.25%, respectively).	500	500
	3,939	3,183
Less installments due within one year	(1,256)	(1,267)
	$2,683	$1,916

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires June 30, 2009.  The agreement includes the real estate mortgage loan and term loans above, and a $12.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2006 of prime plus 2.5%.  Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets.  Under the agreement, the Company is required to comply with certain financial and non-financial covenants.  Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and monthly minimum liquidity.  The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  As of December 31, 2006, approximately $8.0 million was outstanding on the line of credit and there was $4.0 million available capacity for additional borrowings under the line of credit agreement.

Maturities of long-term debt as of December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$1,267
2008	767
2009	1,149
2010	—
$3,183

5. INCOME TAXES

As of December 31, 2006, the Company had a net domestic operating loss carryforward ("NOL"), of approximately $167.8 million, a domestic alternative minimum tax credit of approximately $81 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change").  The Company believes the latest, and most restrictive, Ownership Change occurred at the time of its initial public offering in July 1997.  The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.  The Company also had an NOL of approximately $1.9 million in Switzerland at December 31, 2006 related to losses previously recorded by Heska AG, the Company's operating subsidiary in Switzerland.

Based on the profitable operating performance of Heska AG, the Company's evaluation determined that its NOL in Switzerland was realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand and a corresponding net deferred tax asset of approximately $185 thousand on December 31, 2005.  The Company subsequently obtained agreements from the tax authorities in the canton of Fribourg (the "Tax Agreements") regarding the Company's determination of taxable income.  The Company anticipates the Tax Agreements will reduce the Company's taxable income and therefore tax obligation in Switzerland in future years as compared to prior expectations.  In addition, the Tax Agreements reduced the Company's taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes.  Accordingly, due to the Company's lower income expectations in Switzerland related to the Tax Agreements, the Company no longer believes it will be able to utilize all of its NOL in Switzerland before it fully expires and has made an associated reduction in its net deferred tax asset via an increase in the related valuation allowance along with a corresponding income tax expense journal entry in the fourth quarter of 2006.  At December 31, 2006 the Company had total deferred tax assets of approximately $49 thousand.  As a result of the Tax Agreements, the Company has a smaller net deferred tax asset, lower foreign taxable income and greater domestic taxable income than the Company estimated when it reported its results for the year ended December 31, 2005.  Heska AG has a "tax holiday" from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.  These tax holidays reduce the amount of deferred tax asset that would otherwise be recorded by approximately $14 thousand.  The Company does not have a "tax holiday" for federal taxes in Switzerland.   The Company also recognized approximately $58 thousand of income tax expense for the year ended December 31, 2006 related to alternative minimum income tax obligations in the United States.  The Company's domestic NOL represents a deferred tax asset, which has been completely offset by a valuation allowance.  Based on the Company's domestic cumulative operating losses in recent years, as well as other factors including uncertainties regarding the Company's future operations, the Company has been unable to conclude that it was more likely than not on December 31, 2006 that the Company will realize a future benefit from its domestic NOL.  Accordingly, a valuation allowance has been established for the entire domestic deferred tax asset and no benefit for domestic income taxes has been recognized in the accompanying consolidated statements of operations.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Domestic	$(5,718)	$(1,080)	$1,976
Foreign	903	1,177	58
	$(4,815)	$97	$2,034

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2005	2006
Current deferred tax assets (liabilities):
Inventory	$309	$555
Accrued compensation	17	52
Net operating loss carryforwards—foreign	75	17
Other	317	347
	718	971
Valuation allowance	(643)	(954)
Total current deferred tax assets (liabilities)	$75	$17

Noncurrent deferred tax assets (liabilities):
Research and development and other credits	$330	$388
Deferred revenue	4,853	4,217
Amortization of intangible assets	(584)	—
Property and equipment	945	925
Net operating loss carryforwards—domestic	65,635	64,345
Net operating loss carryforwards—foreign	110	32
	71,289	69,907
Valuation allowance	(71,179)	(69,875)
Total noncurrent deferred tax assets (liabilities)	$110	$32

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current income tax expense (benefit):
Federal	$—	$—	$58
State	—	—	—
Foreign	—	—	—
Total current expense (benefit)	—	—	58
Deferred income tax expense (benefit):
Federal	(1,790)	—	—
State	(231)	—	—
Foreign	—	(185)	148
Total deferred benefit	(2,021)	(185)	148
Valuation allowance	2,021	—	—
Total income tax expense (benefit)	$—	$(185)	$206

The Company’s income tax benefit relating to losses, respectively, for the periods presented differ from the amounts that would result from applying the federal statutory rate to those losses as follows:

	Year Ended December 31,
	2004	2005	2006

Statutory federal tax rate	(34)%	34%	35%
State income taxes, net of federal benefit	(4)%	4%	4%
Other permanent differences	1%	107%	9%
Foreign NOL utilization	—	(95)%	—
Foreign rate difference	—	(199)%	2%
Current year impact of foreign tax holiday	—	(166)%	(1)%
Loss of foreign NOL benefit under new tax rate agreement	—	—	7%
Swiss NOL carryforward	—	(190)%	(1)%
Change in valuation allowance	37%	352%	(50)%
Other	—	(38)%	5%
Effective income tax rate	0%	(191)%	10%

6.              CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock.  In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans.  However, options granted and unexercised under the prior plans are still outstanding.  All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan.  In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant.  In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company’s common stock.  The number of shares reserved for issuance under all plans as of January 1, 2007 was 4,910,988.

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates.  The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option.  The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2006 and 2005 and based on a software program to which an input was the Company’s historical exercise experience for current employees in 2004; the Company treated all employees in one grouping in all three years.  The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2006 and 2005 and a combination of the Company’s historical stock price volatility and a peer group volatility in 2004.  The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2006, 2005 and 2004.  The Company’s expected dividends input was zero in 2006, 2005 and 2004.  Weighted average assumptions used in 2006, 2005 and 2004 for each of these four key inputs are listed in the following table.

	2004	2005	2006
Risk-free interest rate	3.62%	4.17%	4.81%
Expected lives	4.5 years	2.8 years	2.8 years
Expected volatility	76%	86%	65%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2004		2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,954,648	$1.5163	9,350,959	$1.4509	11,989,582	$1.3251
Granted at Market	2,575,830	$1.8890	3,999,897	$1.0130	1,078,891	$1.5175
Granted above Market	418	$2.6300	—	$—	—	$—
Cancelled	(792,963)	$3.8742	(821,161)	$1.6345	(681,377)	$1.3042
Exercised	(386,974)	$0.7476	(540,113)	$0.7222	(568,273)	$1.0418
Outstanding at end of period	9,350,959	$1.4509	11,989,582	$1.3251	11,818,823	$1.3575
Exercisable at end of period	7,939,567	$1.5532	11,765,335	$1.3373	11,792,445	$1.3585

The total estimated fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 were computed to be approximately $718 thousand, $2.2 million and $3.0 million, respectively.  The amounts are amortized ratably over the vesting periods of the options.  The weighted average estimated fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was computed to be approximately $0.68, $0.56 and $1.16, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $251 thousand, $123 thousand and $483 thousand, respectively.  The cash proceeds from options exercised during the years ended December 31, 2006, 2005 and 2004 were $592 thousand, $390 thousand and $289 thousand.  The Company does not consider the tax benefit realized as a result of the exercise of these options to be material given the Company’s relatively large NOL in the United States.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.34 — $0.87	1,994,613	6.15	$0.6457	1,982,402	$0.6454
$0.88 — $1.05	2,364,021	7.71	$0.9008	2,364,021	$0.9008
$1.06 — $1.24	1,964,429	5.71	$1.1220	1,950,262	$1.1222
$1.25 — $1.68	2,937,738	7.95	$1.3822	2,937,738	$1.3822
$1.69 — $13.75	2,558,022	6.50	$2.4869	2,558,022	$2.4869
$0.34 — $13.75	11,818,823	6.91	$1.3575	11,792,445	$1.3585

As of December 31, 2006, there was $62 thousand of total unrecognized compensation expense related to outstanding stock options.  That cost is expected to be recognized over a weighted-average period of 0.4 years with all cost to be recognized by the end of May 2008, assuming all options vest according to the vesting schedules in place at December 31, 2006.  As of December 31, 2006, the aggregate intrinsic value of outstanding options was approximately $5.9 million and the aggregate intrinsic value of exercisable options was approximately $5.9 million.

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

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 2,197,548 had been issued as of December 31, 2006.  Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate.  Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock.  Each enrollment period is one year, with six-month measurement periods ending June 30 and December 31.  The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2004, 2005 and 2006, the weighted-average fair value of the purchase rights granted was $0.44, $0.27 and $0.36 per share, respectively.  Pro forma stock-based compensation was approximately $58 thousand and $65 thousand in 2004 and 2005, respectively, for the ESPP.  Beginning in 2006, stock-based compensation was expensed.

Restricted Stock Exchange

On August 9, 2001, the Board of Directors approved a proposal to give Colorado-based Heska employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock.  The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock.  The fair value of the restricted stock at the time of the exchange was $0.68 per share.  The restricted stock vested over 48 months beginning November 1, 2001.  This exchange resulted in deferred compensation of approximately $710 thousand that was recognized over the vesting period of the restricted stock.  The Company recognized $91 thousand and $67 thousand of non-cash compensation expense from this exchange in 2004 and 2005, respectively.  A total of approximately 728 thousand shares vested under the exchange offer.  The final vesting date was October 1, 2005 and employees may sell previously vested shares.

7.              MAJOR CUSTOMERS

The Company had no customers in 2004, 2005 and 2006 who represented 10% or more of total revenue.  At December 31, 2006, the Company had one customer, Schering-Plough Animal Health Corporation (“SPAH”), who represented 13% of total accounts receivable.  No customer represented 10% or more of total accounts receivable at December 31, 2005.

8.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash paid for interest	$690	$1,004	$1,178
Purchase of assets under capital lease financing	$24	$—	$—

9.              COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities.  In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales.  In the years ended December 31, 2004, 2005 and 2006, royalties of $1.0 million, $895 thousand and $722 thousand became payable under these agreements, respectively.

The Company has contracts with two suppliers for unconditional annual minimum inventory purchases totaling approximately $3.5 million in fiscal 2007 and $2.4 million through 2010.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2006 as follows (in thousands):

Year Ending December 31,
2007	$1,533
2008	1,584
2009	1,622
2010	1,661
2011	1,702
Thereafter	22,101
$30,203

The Company had rent expense of $774 thousand, $1.4 million and $1.8 million in 2004, 2005 and 2006, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations.  For example, on September 9, 2005, United Vaccines, Inc. (“United”), a customer of our OVP segment, filed a lawsuit in Madison, Wisconsin against our Diamond Animal Health, Inc. subsidiary (“Diamond”) and Heska Corporation alleging various claims, including breach of contract and breach of warranty, and demanding compensatory and punitive damages.  On October 20, 2005, we filed counterclaims on behalf of Diamond as well as a motion to dismiss all claims against Heska Corporation.  United filed an amended complaint on November 16, 2005 and Diamond filed an amended counterclaim on January 25, 2006.  The matter proceeded to a jury trial.  On October 18, 2006, all remaining claims against Diamond and Heska Corporation were dismissed and United was found in breach of contract with corresponding damages owed to Diamond.  In the course of the litigation, we discovered that United had dissolved as of December 29, 2005.  We also came to believe that United had transferred substantially all its assets to an Indiana Domestic Limited Liability Company (“LLC”).    On December 28, 2006, United filed a Notice of Appeal with the Seventh Circuit Court of Appeals.  The parties to this matter ultimately signed a settlement and release agreement, as outlined in Note 12. As of December 31, 2006, the Company was not party to any legal proceedings other than the above that are expected, individually or in the aggregate, to have a material effect on its business, financial condition or operating results.

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

10.       SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”).  The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.  These products are sold directly by the Company as well as through independent third-party distributors and other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment’s assets are transferred at cost and are not recorded as revenue for the OVP segment.  The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties.  The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2004:
Total revenue	$54,474	$13,217	$67,691
Operating income (loss)	(5,704)	1,464	(4,240)
Total assets	23,357	15,367	38,724
Capital expenditures	277	1,013	1,290
Depreciation and amortization	378	959	1,337
Amortization of intangible assets	393	—	393
Interest expense	372	318	690

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2005:
Total revenue	$56,604	$12,833	$69,437
Operating income (loss)	(595)	1,466	871
Total assets	22,848	13,936	36,784
Capital expenditures	931	445	1,376
Depreciation and amortization	846	1,004	1,850
Amortization of intangible assets	157	—	157
Interest expense	652	434	1,086

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2006:
Total revenue	$62,968	$12,092	$75,060
Operating income (loss)	2,780	295	3,075
Total assets	26,112	12,383	38,495
Capital expenditures	810	379	1,189
Depreciation and amortization	765	906	1,671
Amortization of intangible assets	334	—	334
Interest expense	809	435	1,244

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2004	2005	2006

United States	$59,452	$60,849	$63,828
Europe	4,484	4,151	5,974
Other International	3,755	4,437	5,258
Total	$67,691	$69,437	$75,060

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2004	2005	2006

United States	$35,123	$33,414	$33,395
Europe	3,601	3,370	5,100
Other International	—	—	—
Total	$38,724	$36,784	$38,495

11.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2005 and 2006 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2005:
Total revenue	$17,154	$16,565	$19,340	$16,378	$69,437
Gross profit	5,918	5,525	7,678	6,706	25,827
Operating income (loss)	(1,103)	(707)	1,472	1,209	871
Net income (loss)	(1,308)	(767)	1,234	1,123	282
Net income (loss) per share — basic and diluted	(0.03)	(0.02)	0.02	0.02	0.01

2006:
Total revenue	$17,500	$18,537	$18,605	$20,418	$75,060
Gross profit	6,853	7,629	7,936	8,228	30,646
Operating income (loss)	42	622	1,150	1,261	3,075
Net income (loss)	(239)	302	864	901	1,828
Net income (loss) per share — basic	(0.00)	0.01	0.02	0.02	0.04
Net income (loss) per share — diluted	(0.00)	0.01	0.02	0.02	0.03

12.    SUBSEQUENT EVENT

Under a settlement and release agreement effective on March 23, 2007, United agreed to have approximately $1.6 million paid to Diamond for product Diamond had previously shipped to United and other contractual obligations and all other remaining claims involving this matter were waived.  See Note 9 – Commitments and Contingencies for historical information on this matter.

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

As of June 30, 2006, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, thus, are not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

Item 9B.     Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.

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

Audit Committee

The information required by this section with respect to our Audit Committee will be incorporated by reference to the information in the section entitled “Directors and Executive Officers” in the Proxy Statement.

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

Item 13.  Certain Relationships and Related Transactions.

The information required by this section will be incorporated by reference to the information in the sections entitled “Executive Compensation—Employment, Severance and Change of Control Agreements,” “Certain Transactions and Relationships” and “Directors and Executive Officers” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this section will be incorporated by reference to the information in the section entitled “Auditor Fees and Services” in the Proxy Statement.

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as a part of this Form 10-K.

(1)  Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2004	$192	$(32)	—	$(65) (a)	$95
December 31, 2005	$95	$43	—	$(50) (a)	$88
December 31, 2006	$88	$46	—	$(36) (a)	$98

Allowance for restructuring charges
Year ended:
December 31, 2004	$121	$—	—	$(106) (b)	$15
December 31, 2005	$15	$—	—	$(15) (b)	$—

Allowance for tax valuation
Year ended:
December 31, 2004	$69,375	$2,105	—	$—	$71,480
December 31, 2005	$71,480	$342	—	$—	$71,822
December 31, 2006	$71,822	$—	—	$(999) (c)	$70,823

(a)          Write-offs of uncollectible accounts.

(b)         Payments for personnel severance costs, contractual obligations and facility closing costs.

(c)          Utilization of tax benefits from net operating loss carryforwards.

(3)    Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(4)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(5)	Bylaws of the Registrant.
10.1+	(2)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.2+	(3)	Exclusive Distribution Agreement between Registrant and Novartis Agro K.K., dated August 18, 1998.
10.3	(3)	Right of First Refusal Agreement between Registrant, Novartis Animal Health, Inc. and Novartis Agro K.K., dated August 18, 1998.
10.4+	(6)	Amended and Restated Distribution Agreement between Registrant and i-STAT Corporation, dated February 9, 1999.
10.5+	(6)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.6+	(7)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.7+		Distribution Agreement between Registrant and Arkray Inc., dated February 16, 2001.
10.8*		1997 Incentive Stock Plan of Registrant, as amended and restated.
10.9*		1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.10*		1997 Incentive Stock Plan Outside Directors Option Agreement.
10.11*	(10)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.12*		2003 Equity Incentive Plan.
10.13*		2003 Equity Incentive Plan Option Agreement.
10.14*	(1)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.15*	(11)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.16*	(8)	Employment Agreement between Registrant and Michael A. Bent, dated May 1, 2000.
10.17*		Employment Agreement between Registrant and Michael McGinley, dated May 1, 2000.
10.18*		Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.
10.19*	(8)	Employment Agreement between Registrant and Jason A. Napolitano, dated May 6, 2002.
10.20*	(9)	Employment Agreement between Registrant and Joseph H. Ritter, dated May 1, 2004.
10.21*		Employment Agreement between Registrant and John R. Flanders, dated December 11, 2006.
10.22		Separation and Release Agreement between Registrant and Carol Talkington Verser, dated December 31, 2006.
10.23+		Distribution Agreement between Registrant and Arkray Global Business Inc., dated November 1, 2004.
10.24+

Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.25+		Distribution Agreement between Registrant and i-STAT Corporation, dated October 1, 2004.
10.26+		Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.27+		Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.28+		First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.29+		Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 1, 2003.
10.30	(9)	Net Lease Agreement between Registrant and CCMRED 40 LLC, dated May 24, 2004.
10.31	(10)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.32	(10)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40 LLC, dated July 14, 2005.
10.33+		Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.34*	(12)	Management Incentive Plan Master Document.
10.35*		2007 MIP Plan.
10.36*	(14)	Director Compensation Policy, effective January 1, 2007.
21.1		Subsidiaries of the Company.
23.1		Consent of Ehrhardt Keefe Steiner & Hottman, PC, Independent Registered Public Accounting Firm.
23.2		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See page 77 of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)    Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.

(5)    Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2001.

(6)    Filed with the Registrant's Form 10-K for the year ended December 31, 2001.

(7)    Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.

(8)    Filed with the Registrant's Form 10-K for the year ended December 31, 2002.

(9)    Filed with the Registrant's Form 10-K for the year ended December 31, 2004.

(10)  Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.

(11)  Filed with the Registrant's Form 10-K for the year ended December 31, 2005.

(12)  Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2006.

(13)  Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2006.

(14)  Filed with the Registrant's Form 8-K dated March 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2007
Robert B. Grieve

/s/ JASON A. NAPOLITANO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007
Jason A. Napolitano

/s/ MICHAEL A. BENT	Vice President, Controller (Principal Accounting Officer)	March 30, 2007
Michael A. Bent

/s/ WILLIAM A. AYLESWORTH	Director	March 30, 2007
William A. Aylesworth

/s/ ELISABETH DEMARSE	Director	March 30, 2007
Elisabeth DeMarse

/s/ A. BARR DOLAN	Director	March 30, 2007
A. Barr Dolan

/s/ PETER EIO	Director	March 30, 2007
Peter Eio

/s/ G. IRWIN GORDON	Director	March 30, 2007
G. Irwin Gordon

/s/ JOHN F. SASEN, Sr.	Director	March 30, 2007
John F. Sasen, Sr.