Form 10-Q
period 2007-03-31
HESKA CORP
filed 2007-05-15
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 14, 2007 was 50,950,322

i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL and VET/IV are trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2006		March 31, 2007

Current assets:
Cash and cash equivalents	$5,275	$6,552
Accounts receivable, net of allowance for doubtful accounts of $98 and $90, respectively	11,372	11,033
Inventories, net	13,090	10,876
Other current assets	915	933
Total current assets	30,652	29,394
Property and equipment, net	6,948	7,968
Goodwill	771	773
Deferred tax asset, net of current portion	32	30
Other assets	92	92
Total assets	$38,495	$38,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,849	$4,108
Accrued liabilities	4,553	3,060
Current portion of deferred revenue	3,281	2,814
Line of credit	8,022	8,210
Current portion of long-term debt and capital leases	1,275	1,276
Total current liabilities	21,980	19,468
Long-term debt and capital leases, net of current portion	1,927	1,733
Deferred revenue, net of current portion, and other	7,840	7,801
Total liabilities	31,747	29,002

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,764,273 and 50,832,279 shares issued and outstanding, respectively	51	51
Additional paid-in capital	214,601	214,728
Accumulated other comprehensive income (loss)	92	78
Accumulated deficit	(207,996)	(205,602)
Total stockholders' equity	6,748	9,255
Total liabilities and stockholders' equity	$38,495	$38,257

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2007

Revenue, net:
Product revenue, net:
Core companion animal health	$14,259	$16,991
Other vaccines, pharmaceuticals and products	2,709	5,323
Total product revenue, net	16,968	22,314
Research, development and other	532	401
Total revenue	17,500	22,715

Cost of revenue:
Cost of products sold	10,212	12,252
Cost of research, development and other	435	103
Total cost of revenue	10,647	12,355

Gross profit	6,853	10,360

Operating expenses:
Selling and marketing	3,674	4,418
Research and development	745	704
General and administrative	2,392	2,635
(Gain) on sale of assets	—	(47)
Total operating expenses	6,811	7,710
Income from operations	42	2,650
Interest and other expense, net	260	180
Income (loss) before income taxes	(218)	2,470
Income tax expense	21	76
Net income (loss)	$(239)	$2,394

Basic net income (loss) per share	$(0.00)	$0.05
Diluted net income (loss) per share	$(0.00)	$0.04

Weighted average outstanding shares used to compute basic net income (loss) per share	50,126	50,803

Weighted average outstanding shares used to compute diluted net income (loss) per share	50,126	54,206

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2007

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(239)	$2,394
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	422	422
Amortization of intangible assets	216	—
Deferred tax (benefit) expense	21	2
Stock based compensation	57	51
Loss (gain) on disposition of assets	—	(47)
Unrealized (gain) loss on foreign currency translation	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	686	339
Inventories	(907)	1,190
Other current assets	100	(18)
Accounts payable	720	(740)
Accrued liabilities	537	(1,492)
Deferred revenue and other long-term liabilities	(543)	(507)
Other	(1)	—
Net cash provided by (used in) operating activities	1,047	1,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	—	47
Purchase of property and equipment	(118)	(418)
Capitalized patent costs	(65)	—
Net cash provided by (used in) investing activities	(183)	(371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	162	75
Proceeds from (repayments of) line of credit borrowings, net	(1,068)	188
Proceeds from (repayments of) debt and capital lease obligations, net	(165)	(194)
Net cash provided by (used in) financing activities	(1,071)	69
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	(15)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(202)	1,277
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,231	5,275
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,029	$6,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$312	$292
Non-cash transfer of inventory to property and equipment	$—	$1,024

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Cumulative net losses from inception of the Company in 1988 through March 31, 2007, have totaled $205.6 million. During the three months ended March 31, 2007, the Company recorded net income of approximately $2.4 million and operations provided cash of approximately $1.6 million. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to maintain supply of its products, successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2007 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company's obligations are fulfilled under agreements to license product rights and/or technology rights, and in determining the need for, and the amount of, a valuation allowance on certain deferred tax assets.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to fair value.

Inventories, net consist of the following (in thousands):

	December 31,	March 31,
	2006	2007

Raw materials	$5,337	$4,194
Work in process	3,426	2,938
Finished goods	5,851	5,434
Allowance for excess or obsolete inventory	(1,524)	(1,690)
	$13,090	$10,876

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. Due to the Company's net loss for the three months ended March 31, 2006, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for that period. For the three months ended March 31, 2006, securities that have been excluded from diluted net loss per share because they were anti-dilutive were outstanding options to purchase 11,812,995 shares of common stock. For the three months ended March 31, 2007, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2007, and therefore excluded, were outstanding options to purchase 2,493,979 shares of common stock. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three months ended March 31, 2007. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

3. CAPITAL STOCK

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") under the modified prospective method of adoption, effective January 1, 2006. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the estimated grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2006. No stock options were granted in the three months ended March 31, 2007.

	Three Months Ended March 31,
	2006	2007

Risk-free interest rate	4.74%	N/A
Expected lives	2.0 years	N/A
Expected volatility	71%	N/A
Expected dividend yield	0%	N/A

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2006		Three Months Ended March 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,989,582	$1.3251	11,818,823	$1.3575
Granted at market	1,078,891	$1.5175	—	$—
Granted above market	—	$—	—	$—
Cancelled	(681,377)	$1.3042	(97,341)	$2.3529
Exercised	(568,273)	$1.0418	(68,006)	$1.1105
Outstanding at end of period	11,818,823	$1.3575	11,653,476	$1.3515
Exercisable at end of period	11,792,445	$1.3585	11,641,809	$1.3518

The estimated fair value of stock options granted during the three months ended March 31, 2006 was computed to be approximately $16 thousand. The amount is amortized ratably over the vesting period of the options. The weighted average estimated fair value of options granted during the three months ended March 31, 2006 was computed to be approximately $0.57. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $34 thousand and $82 thousand, respectively. The cash proceeds from options exercised during the three months ended March 31, 2007 and 2006 was $75 thousand and $162 thousand, respectively. The Company does not consider the tax benefit realized as a result of the exercise of these options to be material given the Company's relatively large net operating loss carryforward (“NOL”) in the United States.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.34 - $0.87	1,994,243	5.91	$0.6457	1,994,243	$0.6457
$0.88 - $0.95	2,243,898	7.52	$0.8965	2,243,898	$0.8965
$0.99 - $1.24	2,009,674	5.55	$1.1177	1,998,007	$1.1179
$1.25 - $1.59	2,681,735	7.55	$1.3574	2,681,735	$1.3574
$1.60 - $13.75	2,723,926	6.56	$2.4100	2,723,926	$2.4100
$0.34 - $13.75	11,653,476	6.69	$1.3518	11,641,809	$1.3518

As of March 31, 2007, there was approximately $22 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 0.2 years, with approximately $20 thousand to be recognized in the nine months ending December 31, 2007 and all cost to be recognized by the end of May 2008, assuming all options vest according to the vesting schedules in place at March 31, 2007. At March 31, 2007, the aggregate intrinsic value of outstanding options was $5.6 million and the aggregate intrinsic value of exercisable options was approximately $5.6 million.

4. SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in OVP segment's assets are transferred at cost and are not recorded as revenue for OVP segment. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and fish. All OVP products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties. The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2006:
Total revenue	$14,731	$2,769	$17,500
Operating income (loss)	(160)	202	42
Total assets	20,558	15,669	36,227
Capital expenditures	95	23	118
Depreciation and amortization	187	235	422
Amortization of intangible assets	216	—	216
Interest expense	205	114	319

Three Months Ended March 31, 2007:
Total revenue	$17,385	$5,330	$22,715
Operating income (loss)	516	2,134	2,650
Total assets	25,423	12,834	38,257
Capital expenditures	225	193	418
Depreciation and amortization	200	222	422
Amortization of intangible assets	—	—	—
Interest expense	159	93	252

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended March 31, 2006 and 2007 was $(258) thousand and $2.4 million, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 15, 2007, and we undertake no duty to update this information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% of our product revenue for the twelve months ended March 31, 2007 and Other Vaccines, Pharmaceuticals and Products, which represented 19% of our product revenue for the twelve months ended March 31, 2007.

The Core Companion Animal Health ("CCA") segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

Diagnostic and monitoring instruments and supplies represented approximately 43% of our product revenue for the twelve months ended March 31, 2007. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 31% of our product revenue for the twelve months ended March 31, 2007 resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld electrolyte instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 38% of our product revenue for the twelve months ended March 31, 2007.

Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 38% of our product revenue for the twelve months ended March 31, 2007. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm preventive, our heartworm diagnostic tests, our allergy diagnostic kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 34% of our product revenue for the twelve months ended March 31, 2007.

We consider the CCA segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Maintaining a continuing, reliable and economic supply of products we currently obtain from third parties is critical to our success in this area. Virtually all of our sales and marketing expenses are in the CCA segment. The majority of our research and development spending is dedicated to this segment, as well. We strive to provide high value products and advance the state of veterinary medicine.

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 50%, 25% and 25% of CCA product revenue for the twelve months ended March 31, 2007.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. To be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), in effect prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full distribution line of products.

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 12% for the twelve months ended March 31, 2007 as compared to the twelve months ended March 31, 2006 and has grown at a compounded annual growth rate of 19% since 1998, our first full year as a public company.

The Other Vaccines, Pharmaceuticals and Products segment ("OVP") includes our 168 thousand square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. We are increasingly integrating this facility with our operations elsewhere. For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

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

Additionally, we generate non-product revenues from research and development projects for third parties, licensing of technology and royalties. We perform these research and development projects for both companion animal and livestock product purposes.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time. Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method. Revenue from licensing technology and product rights is reported in our Research, development and other revenue line item in certain circumstances. An example of the former, i.e., licensing technology, would be a patent we own under which we have granted a third party exclusive rights to the human healthcare market for the life of the patent in exchange for an upfront payment and royalty payments on sales of any product based on the patent. The upfront payment will be amortized over the life of the patent and reported along with any affiliated royalty payments in our Research, development and other revenue line item. An example of the latter, i.e., product rights, is our July 2002 agreement to license Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses. As we have no further rights to manufacture, market or sell this vaccine without Intervet Inc.'s permission, we are reporting the amortization of the upfront payment we received in this agreement along with any affiliated royalty payments in our Research, development and other revenue line item. The upfront payment is being amortized over the estimated life of the product.

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

Capitalized Patent Costs

In the three months ended March 31, 2006, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We owned a portfolio of patents not then utilized in our product development or manufacture. Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements. We use the term "patent prosecution" in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of "patent prosecution" and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized. Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred. The Company capitalized approximately $65 thousand for the three months ended March 31, 2006 and amortized approximately $216 thousand for the same period. In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of March 31, 2007. We do not expect to capitalize any patent costs in the future.

Deferred Tax Assets - Valuation Allowance

Our deferred tax assets, such as a net operating loss carryforward ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from an NOL, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize our NOL in the future. The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized our NOL. The corresponding journal entry will be a reduction of our deferred tax asset. If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance. As an example, in 2005 we reduced our valuation allowance related to the NOL for our Swiss operating subsidiary which resulted in a net deferred tax asset on our balance sheet and we increased this valuation allowance based on agreements subsequently obtained from tax authorities in Switzerland in 2006. Our domestic NOL represents a deferred tax asset, which has been completely offset by a valuation allowance. Based on our domestic cumulative operating losses in recent years, as well as other factors including uncertainties regarding our future operations, we have been unable to conclude that it was more likely than not that we will realize a future benefit from our domestic NOL. Accordingly, a valuation allowance has been established for the entire domestic deferred tax asset at March 31, 2007. We expect to consider this situation throughout 2007. Should we conclude it is more likely than not that we will realize a future benefit from our domestic NOL, we likely would recognize a very large income tax benefit and a corresponding deferred tax asset on our balance sheet at that time and we would expect a significant increase in our income tax expense as compared to historic levels in future periods.

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 30% to $22.7 million for the three months ended March 31, 2007 as compared to $17.5 million for the corresponding period in 2006. Product revenue increased 32% to $22.3 million for the three months ended March 31, 2007 as compared to $17.0 million for the corresponding period in 2006.

Product revenue from our CCA segment was $17.0 million for the three months ended March 31, 2007, an increase of 19% as compared to $14.3 million for the corresponding period in 2006. Key factors in the increase were higher sales of our heartworm preventive, both domestically and internationally, our instrument consumables and our IV pumps.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") increased by $2.6 million to $5.3 million for the three months ended March 31, 2007 as compared to the corresponding period in 2006. The largest factor in the increase was approximately $1.6 million in revenue recognized (the “United Revenue”) upon receipt of a payment for product previously shipped and “take or pay” minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. (“UV”), a former customer. As UV has ceased operations, we do not exepct to generate any future revenue from UV. Other key factors in OVP’s increased sales included higher sales of our fish vaccines, our bovine vaccines under our contract with AgriLabs, and higher sales of our bovine biologicals for Canadian distribution.

Revenue from research, development and other decreased 25% to $401 thousand for the three months ended March 31, 2007 from $532 thousand for the corresponding period in 2006. A key factor in the decrease was certain deferred licensing fees which were recognized as revenue in the three months ended March 31, 2006, but not the corresponding period in 2007 as a result of the acceleration of revenue recognition for related deferred licensing fees upon completion of the sale of a worldwide patent portfolio and the genes that encode them (the “Allergopharma Portfolio”) in December 2006.

In 2007, we expect continued growth in our Core Companion Animal Health segment. We anticipate 2007 OVP revenue of around $14 million, an increase as compared to 2006. We expect research, development and other revenue to be approximately $1.25 million in 2007, a significant decline when compared to 2006.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $12.4 million for the first three months of 2007, a 16% increase as compared to $10.6 million for the corresponding period in 2006. Gross profit increased by $3.5 million to $10.4 million for the three months ended March 31, 2007 as compared to $6.9 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 45.6% for the three months ended March 31, 2007 as compared to 39.2% in the corresponding period in 2006.

Cost of products sold increased by $2.0 million to $12.3 million in the three months ended March 31, 2007 from $10.2 million in the prior year period. Gross profit on product revenue increased by $3.3 million to $10.1 million for the three months ended March 31, 2007 from $6.8 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 45.1% in the three months ended March 31, 2007 as compared to 39.8% in the corresponding period in 2006. The largest factor in the increase was recognition of the United Revenue for which the affiliated cost of products sold had been recognized in prior periods. Another factor in the increase was higher sales of our canine heartworm preventive.

Cost of research, development and other revenue decreased by $332 thousand to $103 thousand in the three months ended March 31, 2007 as compared to the prior year period. Gross profit on research, development and other revenue increased by $201 thousand to $298 thousand for the three months ended March 31, 2007 as compared to the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 74.3% for the three months ended March 31, 2007 as compared to 18.2% in the prior year period. A key factor in the increase was the amortization of previously capitalized patent costs in the three months ended March 31, 2006, but not the corresponding period in 2007 as a result of the sale of the Allergopharma Portfolio, which included all patents for which we had capitalized patent costs, in December 2006.

We expect our gross margin on product sales will increase in 2007 as compared to 2006 as we expect to sell a greater proportion of total sales in relatively higher margin products.

Operating Expenses

Total operating expenses increased 13% to $7.7 million in the three months ended March 31, 2007 as compared to $6.8 million in the prior year period.

Selling and marketing expenses increased 20% to $4.4 million in the three months ended March 31, 2007 as compared to $3.7 million in the corresponding period in 2006. The increase is primarily related to higher sales commissions, marketing expenses, including costs related to the launch of our new handheld clinical analyzer and an increase in personnel in our marketing group.

Research and development expenses declined 6% to $704 thousand for the three months ended March 31, 2007 from $745 thousand during the corresponding period in 2006. The decline was primarily due to lower recognition of compensation and benefits expenses.

General and administrative expenses were $2.6 million in the three months ended March 31, 2007, up 10% from $2.4 million in the prior year period. Key factors in the increase were a large state sales tax expense and greater compensation and benefit expenses including related to an increase in personnel in our information technology area. This was somewhat offset by lower audit fees as compared to the prior year period.

In 2007, we expect total operating expenses to increase as compared to 2006. We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

Interest and Other Expense, Net

Interest and other expense, net decreased $80 thousand to $180 thousand in the three months ended March 31, 2007 as compared to the prior year period. Interest and other expenses, net can be broken into two components: net interest expense and net foreign currency gains (or losses). Net interest expense was

$232 thousand in the three months ended March 31, 2007, a decrease of $70 thousand from the prior year period. The decrease reflects negotiated spread rate decreases with Wells Fargo Bank, National Association (“Wells Fargo”) and the lowered usage of borrowings under our credit and security agreement with Wells Fargo, somewhat offset by increases in the prime rate of interest. In the three months ended March 31, 2007, net foreign currency gains increased slightly to $52 thousand from $42 thousand in the prior year period.

We expect net interest expense to decrease in 2007 due to anticipated lower use of our revolving credit facility and lower interest rate spreads under our agreement with Wells Fargo.

Income Tax Expense (Benefit)

Income tax expenses increased by $55 thousand to $76 thousand in the three months ended March 31, 2007 as compared to the prior year period. The increase was due to the accrual of domestic Federal alternative minimum tax and the recognition of certain state income taxes, somewhat offset by the lower recognition of income tax in Switzerland after which we reduced the valuation allowance corresponding to our NOL in Switzerland resulting from agreements obtained from the tax authorities in the canton of Fribourg.

We expect income tax expense to be less in 2007 than it was in 2006, primarily due to lower estimated taxable income in Switzerland as a result of agreements from the tax authorities in the canton of Fribourg.

Net Income (Loss)

Our net income was $2.4 million in the three months ended March 31, 2007, an improvement of over $2.6 million compared to the prior year period. The improvement was primarily due to higher product revenue and significantly greater gross margins, somewhat offset by higher operating expenses.

In 2007, we expect to increase our net income primarily due to increased revenue and increased gross margins, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the three months ended March 31, 2007, we had net income of $2.4 million. During the three months ended March 31, 2007, our operations provided cash of approximately $1.6 million. At March 31, 2007, we had $6.6 million of cash and cash equivalents, $9.9 million of working capital, $8.2 million of outstanding borrowings under our revolving line of credit, discussed below, and $3.0 million of other debt and capital leases.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2007 as compared to $1.0 million provided during the corresponding period in 2006. Major factors in the increase were an increase in net income of $2.6 million and $2.1 million in positive cash impact from decreased inventory holdings. This was somewhat offset by a $2.0 million increase in cash used to reduce accrued liabilities in 2007 primarily related to payments for our 2006 Management Incentive Plan (“MIP”); there were no payments made under our 2005 MIP. Another factor which somewhat offset the increase in cash provided by operating activities was $1.5 million in cash used to reduce accounts payable in 2007 as compared to 2006.

Net cash flows from investing activities used cash of $371 thousand in the three months ended March 31, 2007, compared to $183 thousand during the corresponding period in 2006, with the change primarily due to a $300 thousand increase in capital expenditures in 2007.

Net cash flows from financing activities provided cash of $69 thousand during the three months ended March 31, 2007 as compared to using cash of $1.1 million during the corresponding period in 2006. In 2006, the cash was used primarily to reduce our revolving line of credit balance with Wells Fargo as compared to a slight increase in this balance in 2007.

At March 31, 2007, we had a $12.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At March 31, 2007, $8.2 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2007, interest was charged at a stated rate of prime plus 1.0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of March 31, 2007. At March 31, 2007, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $3.3 million.

At March 31, 2007, we also had outstanding obligations for long-term debt and capital leases totaling approximately $3.0 million primarily related to three term loans with Wells Fargo and a subordinated promissory note with a significant customer with the proceeds used for facilities enhancements. One term loan is secured by real estate in Iowa and had an outstanding balance at March 31, 2007 of approximately $640 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due upon maturity of the credit facility agreement on June 30, 2009. The term loan had a stated interest rate of prime plus 1.0% on March 31, 2007. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 1.0% as of March 31, 2007. The Equipment Notes had an outstanding balance at March 31, 2007 of approximately $1.9 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. The subordinated promissory note is secured by our production facility, has a stated interest rate of prime plus 1.0% and a remaining balance of $500 thousand payable on May 31, 2007 and the lender has subordinated its first security interest to Wells Fargo. Our capital lease obligations totaled approximately $18 thousand at March 31, 2007.

Based on certain provisions in our agreement with Wells Fargo, the interest rate on all borrowings under the agreement was prime beginning on April 1, 2007 and we expect to remain prime for the balance of the year.

At March 31, 2007, we had property and equipment, net, of approximately $8.0 million, an increase of approximately $1.0 million as compared to the level on December 31, 2006. This increase was primarily related to instruments used by our customers on a rental basis which were accounted for as a non-cash transfer from inventory to property and equipment at the time of placement.

At March 31, 2007, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $7.8 million. Included in this total is approximately $7.1 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed during the three months ended March 31, 2007 and prior. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies under research and development are successfully developed, changes required by us or by regulatory bodies to maintain our operations and other factors.

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

Recent Accounting Pronouncements

As of January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of our adoption of FIN 48 we recognized no adjustment to our financial position for the three months ended March 31, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us January 1, 2008. We have not yet determined the impact, if any, that adopting this standard may have on our financial statements.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2007, approximately $11.2 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 9.25%. We also had approximately $6.6 million of cash and cash equivalents at March 31, 2007, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2007. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $46 thousand based on our outstanding balances as of March 31, 2007.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2007.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $848 thousand.

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

As of June 30, 2006, we did not meet the definition of "accelerated filer," as defined by Rule 12b-2 of the Exchange Act and, thus, are not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. Based upon our closing stock price as of May 14, 2007, we would meet the definition of accelerated filer for our fiscal year ending December 31, 2007.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2007, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our product revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us proprietary products which are responsible for more than 5% or more of our trailing 12-month product revenue are Arkray, Boule, i-STAT Corporation (a unit of Abbott Laboratories which was to be sold to General Electric Company according to a January 17, 2007 announcement) and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 20% of our revenue, although the proprietary products of one is responsible for more than 15% of our revenue and two others are each responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have agreements in place to ensure supply of our major product offerings in the marketplace through at least the end of 2007 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•

Loss of exclusivity.In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels in the future and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

•

The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 28 individuals, an inside sales force of approximately 23 individuals, approximately 11 independent third-party distributors who carry our full distribution line and approximately 7 independent third-party distributors who carry portions of our distribution line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as sales personnel of our independent third-party distributors.

Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin. To be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer. In addition, most of our independent third party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction limits our ability to engage national independent third party distributors to sell our full distribution line of products. In the second quarter of 2005, our largest distributor purchased an IDEXX distributor and subsequently informed us that they no longer would carry our instruments and heartworm diagnostic tests. We believe IDEXX in effect prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa, China, Mexico and Taiwan. Novartis Agro K.K., Tokyo markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement and has exclusive rights to our TRI-HEART Plus Chewable Tablets in Japan. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Intervet International bv (a unit of Akzo Nobel N.V.), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.01 to a high of $2.39. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;
•	our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;
•	termination, cancellation or expiration of our third party supplier relationships;
•	announcements of technological innovations or new products by our competitors or by us;
•	litigation;
•	regulatory developments, including delays in product introductions;
•	developments in our relationships with collaborative partners;
•	developments or disputes concerning patents or proprietary rights;
•	availability of our revolving line of credit and compliance with debt covenants;
•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	economic and other external factors; and
•	general market conditions.

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

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.

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

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third party suppliers or termination, cancellation or expiration of such relationships;
•	the introduction of new products by our competitors or by us;
•	competition and pricing pressures from competitive products;
•	our ability to maintain relationships with independent third party distributors;
•	large customers failing to purchase at historical levels, including changes in independent third party distributor purchasing patterns and inventory levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We expect to obtain an audit of our internal controls as of December 31, 2007 and are currently required to obtain an audit of our internal controls as of December 31, 2008. Thus, our general and administrative costs are likely to increase in the future. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2007, we had an accumulated deficit of $205.6 million. 2005 and 2006 are the only years we have achieved positive net income, and we were not profitable in every quarter of these years. The first quarter ended March 31, 2007 is the first time we have achieved profitability in the first quarter of a fiscal year. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Although we have been profitable in 2005 and 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

The loss of significant customers could harm our operating results.

Sales to SPAH accounted for approximately 12% of consolidated revenue for the three month period ended on March 31, 2007 and SPAH accounted for approximately 18% of our consolidated accounts receivable at March 31, 2007. No other customer accounted for more than 10% of revenues for the three month period ended March 31, 2007 or more than 10% of accounts receivable on March 31, 2007. There were no sales to any single customer more than 10% of consolidated revenues for the three month period ended March 31, 2006 and no customer accounted for more than 10% of receivables on March 31, 2006. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

We license technology from a number of third parties. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. While we currently do not have any unresolved notices of infringement, there is no assurance that there will be none in the future. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses, or current and future licenses may not be adequate for the operation of our businesses. An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators and suppliers from commercializing our products under development and could substantially harm our business.

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

No matters were submitted to a vote of stockholders during the first quarter ended March 31, 2007.

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

HESKA CORPORATION

Date:	May 15, 2007	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 15, 2007	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)