Form 10-Q
period 2007-06-30
HESKA CORP
filed 2007-08-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 13, 2007 was 51,300,486

i-STAT is a registered trademark of Abbott Laboratories.  SPOTCHEM is a trademark of Arkray, Inc.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a trademark of Heska Corporation in other countries.  HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, HEMATRUE and VET/IV are trademarks of Heska Corporation in the United States and/or other countries.  This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2006		June 30, 2007

Current assets:
Cash and cash equivalents	$5,275	$5,481
Accounts receivable, net of allowance for doubtful accounts of $98 and $85, respectively	11,372	10,619
Inventories, net	13,090	12,273
Other current assets	915	768
Total current assets	30,652	29,141
Property and equipment, net	6,948	8,588
Goodwill	771	765
Deferred tax asset, net of current portion	32	27
Other assets	92	92
Total assets	$38,495	$38,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,849	$4,248
Accrued liabilities	4,553	3,945
Current portion of deferred revenue	3,281	2,524
Line of credit	8,022	7,402
Current portion of long-term debt and capital leases	1,275	776
Total current liabilities	21,980	18,895
Long-term debt and capital leases, net of current portion	1,927	1,539
Deferred revenue, net of current portion, and other	7,840	7,511
Total liabilities	31,747	27,945

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,764,273 and 51,097,220 shares issued and outstanding, respectively	51	51
Additional paid-in capital	214,601	215,110
Accumulated other comprehensive income (loss)	92	77
Accumulated deficit	(207,996)	(204,570)
Total stockholders' equity	6,748	10,668
Total liabilities and stockholders' equity	$38,495	$38,613

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Revenue, net:
Product revenue, net:
Core companion animal health	$14,652	$16,236	$28,911	$33,227
Other vaccines, pharmaceuticals and products	3,520	3,540	6,229	8,863
Total product revenue, net	18,172	19,776	35,140	42,090
Research, development and other	365	311	897	712
Total revenue	18,537	20,087	36,037	42,802

Cost of revenue:
Cost of products sold	10,795	11,713	21,007	23,965
Cost of research, development and other	113	73	548	176
Total cost of revenue	10,908	11,786	21,555	24,141

Gross profit	7,629	8,301	14,482	18,661

Operating expenses:
Selling and marketing	3,607	3,959	7,281	8,377
Research and development	1,104	742	1,849	1,446
General and administrative	2,296	2,390	4,688	5,025
(Gain) on sale of assets	—	—	—	(47)
Total operating expenses	7,007	7,091	13,818	14,801
Income from operations	622	1,210	664	3,860
Interest and other expense, net	286	159	546	339
Income before income taxes	336	1,051	118	3,521
Income tax expense	34	18	55	94
Net income	$302	$1,033	$63	$3,427

Basic net income per share	$0.01	$0.02	$0.00	$0.07
Diluted net income per share	$0.01	$0.02	$0.00	$0.06

Weighted average outstanding shares used to compute basic net income per share	50,251	50,946	50,189	50,875

Weighted average outstanding shares used to compute diluted net income per share	51,594	55,739	52,174	55,047

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2007

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$63	$3,427
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	829	902
Amortization of intangible assets	256	—
Deferred tax (benefit) expense	55	5
Stock based compensation	122	110
Loss (gain) on disposition of assets	—	(47)
Unrealized (gain) loss on foreign currency translation	4	(55)
Changes in operating assets and liabilities:
Accounts receivable	(686)	753
Inventories	185	(672)
Other current assets	127	156
Accounts payable	(975)	(601)
Accrued liabilities	915	(550)
Income taxes payable	—	(58)
Deferred revenue and other long-term liabilities	(449)	(1,086)
Other	(1)	1
Net cash provided by (used in) operating activities	445	2,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	—	47
Purchase of property and equipment	(333)	(1,056)
Capitalized patent costs	(168)	—
Net cash provided by (used in) investing activities	(501)	(1,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	268	399
Proceeds from (repayments of) line of credit borrowings, net	40	(621)
Proceeds from (repayments of) debt and capital lease obligations, net	(375)	(887)
Net cash provided by (used in) financing activities	(67)	(1,109)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	80	39
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43)	206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,231	5,275
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,188	$5,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$615	$486
Non-cash transfer of inventory to property and equipment	$—	$1,488

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Cumulative net losses from inception of the Company in 1988 through June 30, 2007, have totaled $204.6 million. During the six months ended June 30, 2007, the Company recorded net income of approximately $3.4 million and operations provided cash of approximately $2.3 million. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to maintain supply of its products, successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three months and six months ended June 30, 2006 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31,	June 30,
	2006	2007

Raw materials	$5,337	$5,378
Work in process	3,426	2,656
Finished goods	5,851	5,491
Allowance for excess or obsolete inventory	(1,524)	(1,252)
	$13,090	$12,273

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three and six months ended June 30, 2007 and 2006, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended June 30, 2007 and 2006, and therefore excluded, were outstanding options to purchase 1,621,870 and 6,301,137 shares of common stock, respectively. Common stock equivalent securities that were anti-dilutive for the six months ended June 30, 2007 and 2006, and therefore excluded, were outstanding options to purchase 1,818,776 and 3,594,981 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and six months ended June 30, 2007. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2006 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Risk-free interest rate	5.07%	4.65%	5.04%	4.65%
Expected lives	2.8 years	2.8 years	2.7 years	2.8 years
Expected volatility	71%	58%	71%	58%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2006		Six Months Ended June 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,989,582	$1.3251	11,818,823	$1.3575
Granted at market	1,078,891	$1.5175	220,835	$2.2500
Granted above market	—	$—	—	$—
Cancelled	(681,377)	$1.3042	(102,501)	$2.4682
Exercised	(568,273)	$1.0418	(277,978)	$1.0512
Outstanding at end of period	11,818,823	$1.3575	11,659,179	$1.3730
Exercisable at end of period	11,792,445	$1.3585	11,630,845	$1.3718

The estimated fair value of stock options granted during the six months ended June 30, 2007 and 2006 was computed to be approximately $206 thousand and $181 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the six months ended June 30, 2007 and 2006 was computed to be approximately $0.93 and $0.53, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $269 thousand and $102 thousand, respectively. The cash proceeds from options exercised during the six months ended June 30, 2007 and 2006 were $292 thousand and $187 thousand, respectively. The Company does not consider the tax benefit realized as a result of the exercise of these options to be material given the Company's relatively large net operating loss carryforward ("NOL") in the United States.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2007	Weighted Average Exercise Price
$0.34 - $0.87	1,989,926	5.66	$0.6457	1,989,926	$0.6457
$0.88 - $0.95	2,114,751	7.26	$0.8966	2,114,751	$0.8966
$0.99 - $1.24	1,964,154	5.30	$1.1179	1,954,987	$1.1180
$1.25 - $1.59	2,654,453	7.31	$1.3557	2,654,453	$1.3557
$1.60 - $13.75	2,935,895	6.58	$2.3954	2,916,728	$2.3964
$0.34 - $13.75	11,659,179	6.50	$1.3730	11,630,845	$1.3718

As of June 30, 2007, there was approximately $180 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 0.9 years, with approximately $102 thousand to be recognized in the six months ending December 31, 2007 and all cost to be recognized by the end of May 2009, assuming all options vest according to the vesting schedules in place at June 30, 2007. As of June 30, 2007, the aggregate intrinsic value of outstanding options was $12.1 million and the aggregate intrinsic value of exercisable options was approximately $12.1 million.

4. SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The Core Companion Animal Health segment includes diagnostic and monitoring instruments and supplies, as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in our OVP segment's assets are transferred at cost and are not recorded as revenue for our OVP segment. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and fish. All OVP products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties. The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2006:
Total revenue	$29,652	$6,385	$36,037
Operating income (loss)	205	459	664
Total assets	23,991	12,533	36,524
Capital expenditures	268	65	333
Depreciation and amortization	380	449	829
Amortization of intangible assets	256	—	256
Interest expense	403	202	605

Six Months Ended June 30, 2007:
Total revenue	$33,881	$8,921	$42,802
Operating income (loss)	729	3,131	3,860
Total assets	25,157	13,456	38,613
Capital expenditures	442	614	1,056
Depreciation and amortization	464	438	902
Amortization of intangible assets	—	—	—
Interest expense	236	167	403

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2006:
Total revenue	$14,921	$3,616	$18,537
Operating income (loss)	365	257	622
Total assets	23,991	12,533	36,524
Capital expenditures	173	42	215
Depreciation and amortization	193	214	407
Amortization of intangible assets	40	—	40
Interest expense	198	89	287

Three Months Ended June 30, 2007:
Total revenue	$16,496	$3,591	$20,087
Operating income (loss)	213	997	1,210
Total assets	25,157	13,456	38,613
Capital expenditures	217	421	638
Depreciation and amortization	264	216	480
Amortization of intangible assets	—	—	—
Interest expense	77	74	151

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended June 30, 2006 and 2007 was $501 thousand and $1.0 million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2006 and 2007 was $243 thousand and $3.4 million, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of August 14, 2007, and we do not intend to update this forward-looking information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 82% of our product revenue for the twelve months ended June 30, 2007 and Other Vaccines, Pharmaceuticals and Products, which represented 18% of our product revenue for the twelve months ended June 30, 2007.

The Core Companion Animal Health ("CCA") segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

Diagnostic and monitoring instruments and supplies represented approximately 44% of our product revenue for the twelve months ended June 30, 2007. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 32% of our product revenue for the twelve months ended June 30, 2007 resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld diagnostic instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 39% of our product revenue for the twelve months ended June 30, 2007.

Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 38% of our product revenue for the twelve months ended June 30, 2007. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm preventive, our heartworm diagnostic tests, our allergy diagnostic kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 34% of our product revenue for the twelve months ended June 30, 2007.

We consider the CCA segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Maintaining a continuing, reliable and economic supply of products we currently obtain from third parties is critical to our success in this area. Virtually all of our sales and marketing expenses occur in the CCA segment. The majority of our research and development spending is dedicated to this segment, as well. We strive to provide high value products and advance the state of veterinary medicine.

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 50%, 25% and 25%, respectively, of CCA product revenue for the twelve months ended June 30, 2007.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), in effect prohibits its distributors from selling competitors' products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full distribution line of products.

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 12% for the twelve months ended June 30, 2007 as compared to the twelve months ended June 30, 2006 and has grown at a compounded annual growth rate of 18% since 1998, our first full year as a public company.

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

Additionally, we generate non-product revenues from licensing agreements, royalties and research and development projects for third parties. We perform these research and development projects for both companion animal and livestock product purposes.

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

Capitalized Patent Costs

In the six months ended June 30, 2006, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We owned a portfolio of patents not then utilized in our product development or manufacture. Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements. We use the term "patent prosecution" in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of "patent prosecution" and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized.  Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred. The Company capitalized approximately $103 thousand and $168 thousand, respectively, for the three and six months ended June 30, 2006 and amortized approximately $40 thousand and $256 thousand, respectively, for the same periods. In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of June 30, 2007. We do not expect to capitalize any patent costs in the future.

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a net operating loss carryforward ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from an NOL, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize our NOL in the future. The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized our NOL. The corresponding journal entry will be a reduction of our deferred tax asset. If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance. As an example, in 2005 we reduced our valuation allowance related to the NOL for our Swiss operating subsidiary which resulted in a net deferred tax asset on our balance sheet and we increased this valuation allowance based on agreements subsequently obtained from tax authorities in Switzerland in 2006. Our domestic NOL represents a deferred tax asset, which has been completely offset by a valuation allowance. Based on our domestic cumulative operating losses in recent years, as well as other factors including uncertainties regarding our future operations, we have been unable to conclude that it was more likely than not that we will realize a future benefit from our domestic NOL. Accordingly, a valuation allowance has been established for the entire domestic deferred tax asset at June 30, 2007. We expect to consider this situation throughout 2007. Should we conclude it is more likely than not that we will realize a future benefit from our domestic NOL, we likely would recognize a very large income tax benefit and a corresponding deferred tax asset on our balance sheet at that time and we would expect a significant increase in our income tax expense as compared to historical levels in future periods.

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 19% to $42.8 million for the six months ended June 30, 2007 as compared to $36.0 million for the corresponding period in 2006. Product revenue increased 20% to $42.1 million for the six months ended June 30, 2007 as compared to $35.1 million for the corresponding period in 2006. Total revenue increased 8% to $20.1 million for the three months ended June 30, 2007 as compared to $18.5 million for the corresponding period in 2006. Product revenue increased 9% to $19.8 million for the three months ended June 30, 2007 as compared to $18.2 million for the corresponding period in 2006.

Product revenue from our CCA segment was $33.2 million for the six months ended June 30, 2007, an increase of 15% as compared to $28.9 million for the corresponding period in 2006. Key factors in the increase were greater sales of our instrument consumables, our heartworm preventive products, both domestically and internationally and our IV pumps, somewhat offset by lower revenue from our chemistry instruments. Product revenue from our CCA segment was $16.2 million for the three months ended June 30, 2007, an increase of 11% as compared to $14.7 million for the corresponding period in 2006. Key factors in the increase were greater sales of our instrument consumables, our IV pumps, our handheld diagnostic instruments and our hematology instruments, somewhat offset by lower revenue from our chemistry instruments.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") increased by $2.6 million to $8.9 million for the six months ended June 30, 2007 as compared to $6.2 million in the corresponding period in 2006. The largest factor in the increase was approximately $1.6 million in revenue recognized (the "United Revenue") upon receipt of a payment for product previously shipped and "take or pay" minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. ("UV"), a former customer. As UV has ceased operations, we do not expect to generate any future revenue from UV. Other key factors in the increase were greater sales of our fish vaccines and bovine vaccines under our contract with AgriLabs. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") was $3.5 million for the three months ended June 30, 2007, a slight increase as compared to the corresponding period in 2006. Key factors in the increase were greater sales of bovine vaccines under our contract with AgriLabs and our fish vaccines, somewhat offset by lower sales of bulk bovine biologicals.

Revenue from research, development and other decreased 21% to $712 thousand for the six months ended June 30, 2007 from $897 thousand for the corresponding period in 2006. Revenue from research, development and other decreased 15% to $311 thousand for the three months ended June 30, 2007 from $365 thousand for the corresponding period in 2006. In both cases, a key factor in the decrease was certain deferred licensing fees which were recognized as revenue in the period ended in 2006, but not the corresponding period in 2007 as a result of the acceleration of revenue recognition for related deferred licensing fees upon completion of the  sale of a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the "Allergopharma Portfolio") in December 2006. In both cases, another key factor was a decrease in sponsored research and development revenue.

In 2007, we expect continued growth in our Core Companion Animal Health segment. We anticipate 2007 OVP revenue of around $15 million, an increase as compared to 2006. We expect research, development and other revenue to be approximately $1.5 million in 2007, a significant decline when compared to 2006.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $24.1 million for the first six months of 2007, a 12% increase as compared to $21.6 million for the corresponding period in 2006. Gross profit increased by $4.2 million to $18.7 million for the six months ended June 30, 2007 as compared to $14.5 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 43.6% for the six months ended June 30, 2007 as compared to 40.2% in the corresponding period in 2006. Cost of revenue totaled $11.8 million for the three months ended June 30, 2007, an 8% increase as compared to $10.9 million for the corresponding period in 2006. Gross profit increased by $672 thousand to $8.3 million for the three months ended June 30, 2007 as compared to $7.6 million in the prior year corresponding period. Gross Margin increased to 41.3% for the three months ended June 30, 2007 as compared to 41.2% in the corresponding period in 2006.

Cost of products sold increased by $3.0 million to $24.0 million in the six months ended June 30, 2007 from $21.0 million in the prior year period. Gross profit on product revenue increased by $4.0 million to $18.1 million for the six months ended June 30, 2007 from $14.1 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, increased to 43.1% in the six months ended June 30, 2007 as compared to 40.2% in the corresponding period in 2006. The largest factor in the increase was recognition of the United Revenue for which the affiliated Cost of products sold had been recognized in prior periods. Cost of products sold increased by $918 thousand to $11.7 million in the three months ended June 30, 2007 from $10.8 million in the prior year period. Gross profit on product revenue increased by $685 thousand to $8.1 million for the three months ended June 30, 2007 from $7.4 million in the prior year period. Product Gross Margin increased to 40.8% in the three months ended June 30, 2007 as compared to 40.6% in the corresponding period in 2006. A key factor in the increase was higher margins in our OVP segment due largely to product mix.

Cost of research, development and other revenue decreased by $372 thousand to $176 thousand in the six months ended June 30, 2007 as compared to $548 thousand in the prior year period. Gross profit on research, development and other revenue increased by $187 thousand to $536 thousand for the six months ended June 30, 2007 as compared to $349 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 75.3% for the six months ended June 30, 2007 as compared to 38.9% in the prior year period. Cost of research, development and other revenue decreased by $40 thousand to $73 thousand in the three months ended June 30, 2007 as compared to $113 thousand in the prior year period. Gross profit on research, development and other revenue decreased by $14 thousand to $238 thousand for the three months ended June 30, 2007 as compared to $252 thousand in the prior year period. Other Gross Margin increased to 76.5% for the three months ended June 30, 2007 as compared to 69.0% in the prior year period. In both cases, a key factor in the increase was the amortization of previously capitalized patent costs affiliated with the Allergopharma Portfolio and related to the deferred licensing fees affiliated with the Allergopharam Portfolio discussed above in the period ended in 2006, but not the corresponding period in 2007.

We expect our gross margin on product sales will increase in 2007 as compared to 2006 as we expect to sell a greater proportion of total sales in relatively higher margin products.

Operating Expenses

Total operating expenses increased 7% to $14.8 million in the six months ended June 30, 2007 as compared to $13.8 million in the prior year period. Total operating expenses increased 1% to $7.1 million in the three months ended June 30, 2007 as compared to $7.0 million in the prior year period.

Selling and marketing expenses increased 15% to $8.4 million in the six months ended June 30, 2007 as compared to $7.3 million in the corresponding period in 2006. Key factors in the increase were increased sales compensation expense and spending on marketing programs, including programs related to new product launches. Selling and marketing expenses increased 10% to $4.0 million in the three months ended June 30, 2007 as compared to $3.6 million in the corresponding period in 2006. Key factors in the increase were increased sales compensation expense and spending on marketing programs.

Research and development expenses declined by $403 thousand to $1.4 million for the six months ended June 30, 2007 from $1.8 million during the corresponding period in 2006. Research and development expenses declined by $362 thousand to $742 thousand for the three months ended June 30, 2007 from $1.1 million during the corresponding period in 2006. In both cases, a key factor in the decrease was lower expenses recognized on research and development projects on a period-over-period basis.

General and administrative expenses were $5.0 million in the six months ended June 30, 2007, up 7% from $4.7 million in the prior year period. Key factors in the increase were a large state sales tax expense and greater compensation and benefits expense, including related to an increase in personnel in our information technology area. General and administrative expenses were $2.4 million in the three months ended June 30, 2007, up 4% from $2.3 million in the prior year period. A key factor in the increase was higher audit fees.

In 2007, we expect total operating expenses to increase as compared to 2006. We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

Interest and Other Expense, Net

Interest and other expense, net decreased $207 thousand to $339 thousand in the six months ended June 30, 2007 as compared to $546 thousand in the prior year period. Interest and other expenses, net can be broken into two components: net interest expense and net foreign currency gains (or losses). Net interest expense was $361 thousand in the six months ended June 30, 2007, a decrease of $210 thousand from the prior year period. In the six months ended June 30, 2007, net foreign currency gains decreased slightly to $21 thousand, from $24 thousand in the prior year period. Interest and other expense, net decreased $128 thousand to $159 thousand in the three months ended June 30, 2007 as compared to the prior year period. Net interest expense was $129 thousand in the three months ended June 30, 2007, a decrease of $140 thousand from $269 thousand in the prior year period. In the three months ended June 30, 2007, net foreign currency gains increased slightly to $30 thousand, from $18 thousand in the prior year period. The largest factor in the decrease in net interest expense for both the six and three months ended June 20, 2007 was lower borrowings under our credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Another factor in the decrease in both periods was lower interest rate spreads on our borrowings with Wells Fargo resulting from our achievement of negotiated milestones. This was somewhat offset by an increase in the Prime rate of interest in both periods in 2007 as compared to the corresponding period in 2006.

We expect net interest expense to decrease in 2007 due to anticipated lower use of our revolving credit facility and lower interest rate spreads under our agreement with Wells Fargo.

Income Tax Expense (Benefit)

Income tax expenses increased by $39 thousand to $94 thousand in the six months ended June 30, 2007 as compared to $55 thousand in the prior year period. The increase was due to the accrual of domestic Federal alternative minimum tax and the recognition of certain state income taxes, somewhat offset by the lower recognition of income tax in Switzerland after we reduced the valuation allowance corresponding to our NOL in Switzerland as a result of agreements obtained from the tax authorities in the canton of Fribourg. Income tax expenses decreased by $16 thousand to $18 thousand in the three months ended June 30, 2007 as compared to $34 thousand in the prior year period. The decrease was due to the lower recognition of income tax in Switzerland after we reduced the valuation allowance corresponding to our NOL in Switzerland as a result of agreements obtained from the tax authorities in the canton of Fribourg, somewhat offset by an increase in the accrual of domestic Federal alternative minimum tax.

We expect income tax expense to be less in 2007 than it was in 2006, primarily due to lower estimated taxable income in Switzerland as a result of agreements from the tax authorities in the canton of Fribourg.

Net Income (Loss)

Our net income was $3.4 million in the six months ended June 30, 2007, an improvement compared to $63 thousand in the prior year period. As discussed above, the improvement was primarily due to higher product revenue and significantly greater gross margins, somewhat offset by higher operating expenses. Our net income was $1.0 million in the three months ended June 30, 2007, an improvement of $731 thousand compared to $302 thousand in the prior year period. As discussed above the improvement was primarily due to higher product revenue.

In 2007, we expect to increase our net income primarily due to increased revenue and increased gross margins, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2007, we had net income of $3.4 million. During the six months ended June 30, 2007, our operations provided cash of approximately $2.3 million. At June 30, 2007, we had $5.5 million of cash and cash equivalents, $10.2 million of working capital, $7.4 million of outstanding borrowings under our revolving line of credit, discussed below, and $2.3 million of other debt and capital leases.

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2007 as compared to $445 thousand in the prior year period. Major factors in the improvement were an increase in net income of approximately $3.4 million and approximately $1.4 million more cash provided from accounts receivable in the 2007 period. These were somewhat offset by a $1.5 million increase in cash used to reduce accrued liabilities in the 2007 period, primarily related to payments for our 2006 Management Incentive Plan ("MIP"); there were no payments made under our 2005 MIP. Other factors that somewhat offset our improvement in cash provided by operating activities was greater cash used of $857 thousand related to inventory and $637 thousand related to deferred revenue and other long-term liabilities.

Net cash flows from investing activities used cash of $1.0 million in the six months ended June 30, 2007, compared to $501 thousand during the corresponding period in 2006, with the change primarily due to a $723 thousand increase in capital expenditures in 2007.

Net cash flows from financing activities used cash of $1.1 million during the six months ended June 30, 2007 as compared to using cash of $67 thousand during the corresponding period in 2006. Key factors in the change were a $581 thousand greater repayment of borrowings under our revolving line of credit with Wells Fargo and a $512 thousand increase in the scheduled repayments of other debts, including the full repayment of a subordinated note to a customer who had previously lent us the funds for facilities improvements in the 2007 period.

At June 30, 2007, we had a $12.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At June 30, 2007, $7.4 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2007, interest was charged at a stated rate of prime plus 0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of June 30, 2007. At June 30, 2007, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $3.5 million.

At June 30, 2007, we also had outstanding obligations for long-term debt and capital leases totaling approximately $2.3 million primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at June 30, 2007 of approximately $587 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due upon maturity of the credit facility agreement on June 30, 2009. The term loan had a stated interest rate of prime plus 0% on June 30, 2007. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 0% as of June 30, 2007. The Equipment Notes had an outstanding balance at June 30, 2007 of approximately $1.7 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. Our capital lease obligations totaled approximately $16 thousand at June 30, 2007.

At June 30, 2007, we had property and equipment, net, of approximately $8.6 million, an increase of approximately $1.6 million as compared to the level on December 31, 2006. This increase was primarily related to instruments used by our customers on a rental basis which were accounted for as a non-cash transfer from inventory to property and equipment at the time of placement.

At June 30, 2007, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $7.5 million. Included in this total is approximately $6.7 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed prior to June 30, 2007. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

Recent Accounting Pronouncements

In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for fiscal years beginning after December 15, 2007. The EITF concluded that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when goods or services are no longer expected to be provided. We are currently assessing the impact of implementing this standard but, we do not expect it will have a material impact on our results of operations or our financial position.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2007, approximately $9.7 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 8.25%. We also had approximately $5.5 million of cash and cash equivalents at June 30, 2007, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2007. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $42 thousand based on our outstanding balances as of June 30, 2007.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2007.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $903 thousand.

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

As of June 30, 2007, we met the definition of "accelerated filer," as defined by Rule 12b-2 of the Exchange Act and, thus, will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2007, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our product revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us proprietary products which are responsible for 5% or more of our trailing 12-month product revenue are Arkray, Boule, i-STAT Corporation (a unit of Abbott Laboratories) and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 20% of our revenue, although the proprietary products of one is responsible for more than 15% of our revenue and two others are responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have agreements in place to ensure supply of our major product offerings in the marketplace through at least the end of 2007 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•

Loss of exclusivity.  In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

Even if we are successful in the research and development of a product or obtain rights to a product from a third-party supplier, we may experience delays in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, these products have achieved significantly lower market acceptance than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 28 individuals, an inside sales force of approximately 25 individuals, approximately 13 independent third-party distributors who carry our full distribution line and approximately 7 independent third-party distributors who carry portions of our distribution line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin. For us to be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer. In addition, most of our independent third party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe this restriction limits our ability to engage national independent third party distributors to sell our full distribution line of products. In the second quarter of 2005, our largest distributor purchased an IDEXX distributor and subsequently informed us that they no longer would carry our instruments and heartworm diagnostic tests. We believe IDEXX in effect prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate at a lower unit price to their customers, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Intervet International bv (currently a unit of Akzo Nobel N.V., and included in businesses to be sold to Schering-Plough Corporation based on a March 12, 2007 announcement), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.34 to a high of $2.90. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We expect to obtain an audit of our internal controls as of December 31, 2007. Thus, our general and administrative costs are likely to increase in the future. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

The loss of significant customers could harm our operating results.

Sales to SPAH accounted for approximately 10% of consolidated revenue for the six month period ended on June 30, 2007 and SPAH accounted for approximately 13% of our consolidated accounts receivable at June 30, 2007. No single customer accounted for more than 10% of revenues for the three month period ended

June 30, 2007. There were no sales to any single customer for more than 10% of consolidated revenues for the three and six month periods ended June 30, 2006 and no customer accounted for more than 10% of receivables on June 30, 2006. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

We have historically not consistently generated positive cash flow from operations and may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, which anticipates we will be profitable in fiscal 2007, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by the sale of equity or debt securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects. Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2007, we had an accumulated deficit of $204.6 million. 2005 and 2006 are the only years we have achieved positive net income, and we were not profitable in every quarter of these years. The first quarter ended March 31, 2007 is the first time we have achieved profitability in the first quarter of a fiscal year. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Although we have been profitable in 2005 and 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Our 2007 annual meeting of stockholders (the "2007 Annual Meeting") was held on May 4, 2007 in Loveland, Colorado. Two proposals, as described in our Proxy Statement dated April 12, 2007, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors

Nominee	Number of Shares

Peter Eio	For	47,860,110
	Withheld	76,848

G. Irwin Gordon	For	47,860,010
	Withheld	76,948

Robert B. Grieve, Ph.D.	For	38,417,612
	Withheld	9,519,346

2.	Ratification of the Appointment of Ehrhardt Keefe Steiner & Hottman PC as Heska Corporation's Independent Registered Public Accountant:

For	Against	Abstain
47,806,295	77,411	53,252

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Number	Notes	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 14, 2007	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 14, 2007	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)