Form 10-Q
period 2007-09-30
HESKA CORP
filed 2007-11-13
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant's telephone number, including area code:(970) 493-7272

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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 12, 2007 was 51,355,349

DRI-CHEM is a registered trademark of FUJIFILM Corporation. i-STAT is a registered trademark of Abbott Laboratories.  SPOTCHEM is a trademark of Arkray, Inc.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a trademark of Heska Corporation in other countries.  HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL, HEMATRUE and VET/IV are trademarks of Heska Corporation in the United States and/or other countries.  This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2006		September 30, 2007

Current assets:
Cash and cash equivalents	$5,275	$5,308
Accounts receivable, net of allowance for doubtful accounts of $98 and $88, respectively	11,372	10,920
Inventories, net	13,090	13,014
Other current assets	915	817
Total current assets	30,652	30,059
Property and equipment, net	6,948	9,471
Goodwill	771	807
Deferred tax asset, net of current portion	32	25
Other assets	92	92
Total assets	$38,495	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,849	$4,603
Accrued liabilities	4,553	3,931
Current portion of deferred revenue	3,281	3,028
Line of credit	8,022	7,926
Current portion of long-term debt and capital leases	1,275	776
Total current liabilities	21,980	20,264
Long-term debt and capital leases, net of current portion	1,927	1,345
Deferred revenue, net of current portion, and other	7,840	6,676
Total liabilities	31,747	28,285

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,764,273 and 51,339,148 shares issued and outstanding, respectively	51	51
Additional paid-in capital	214,601	215,469
Accumulated other comprehensive income (loss)	92	206
Accumulated deficit	(207,996)	(203,557)
Total stockholders' equity	6,748	12,169
Total liabilities and stockholders' equity	$38,495	$40,454

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenue, net:
Product revenue, net:
Core companion animal health	$15,612	$15,601	$44,523	$48,828
Other vaccines, pharmaceuticals and products	2,561	3,399	8,790	12,262
Total product revenue, net	18,173	19,000	53,313	61,090
Research, development and other	432	491	1,329	1,203
Total revenue	18,605	19,491	54,642	62,293

Cost of revenue:
Cost of products sold	10,348	11,825	31,355	35,790
Cost of research, development and other	321	58	869	234
Total cost of revenue	10,669	11,883	32,224	36,024

Gross profit	7,936	7,608	22,418	26,269

Operating expenses:
Selling and marketing	3,490	3,795	10,771	12,172
Research and development	814	663	2,663	2,109
General and administrative	2,482	2,017	7,170	7,042
(Gain) on sale of assets	—	—	—	(47)
Total operating expenses	6,786	6,475	20,604	21,276
Income from operations	1,150	1,133	1,814	4,993
Interest and other expense, net	263	94	809	433
Income before income taxes	887	1,039	1,005	4,560
Income tax expense	23	27	78	121
Net income	$864	$1,012	$927	$4,439

Basic net income per share	$0.02	$0.02	$0.02	$0.09
Diluted net income per share	$0.02	$0.02	$0.02	$0.08

Weighted average outstanding shares used to compute basic net income per share	50,411	51,269	50,264	51,008

Weighted average outstanding shares used to compute diluted net income per share	52,940	56,173	52,442	55,458

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2007

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$927	$4,439
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,256	1,445
Amortization of intangible assets	299	—
Deferred tax (benefit) expense	78	9
Stock based compensation	184	171
Loss (gain) on disposition of assets	—	(47)
Unrealized (gain) loss on foreign currency translation	16	(36)
Changes in operating assets and liabilities:
Accounts receivable	(357)	452
Inventories	(1,376)	(2,252)
Asset held for sale	(326)	—
Other current assets	(5)	105
Accounts payable	(135)	(246)
Accrued liabilities	1,605	(582)
Income taxes payable	—	(40)
Deferred revenue and other liabilities	(413)	(1,417)
Other	(1)	2
Net cash provided by (used in) operating activities	1,752	2,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	—	47
Purchase of property and equipment	(687)	(1,638)
Capitalized patent costs	(292)	—
Net cash provided by (used in) investing activities	(979)	(1,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	392	697
Proceeds from (repayments of) line of credit borrowings, net	(619)	(96)
Proceeds from (repayments of) debt and capital lease obligations, net	(569)	(1,081)
Net cash provided by (used in) financing activities	(796)	(480)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	101
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28	33
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,231	5,275
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,259	$5,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$913	$614
Non-cash transfer of inventory to property and equipment	$—	$2,328

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Cumulative net losses from inception of the Company in 1988 through September 30, 2007, have totaled $203.6 million. During the nine months ended September 30, 2007, the Company recorded net income of approximately $4.4 million and operations provided cash of approximately $2.0 million. The Company's ability to achieve sustained profitable operations will depend primarily upon its ability to maintain supply of its products, successfully market its products and commercialize new products. There can be no guarantee that the Company will be successful in these endeavors or attain quarterly, annual, or sustained profitability in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31,	September 30,
	2006	2007

Raw materials	$5,337	$4,124
Work in process	3,426	2,618
Finished goods	5,851	7,037
Allowance for excess or obsolete inventory	(1,524)	(765)
	$13,090	$13,014

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three and nine months ended September 30, 2007 and 2006, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2007 and 2006, and therefore excluded, were outstanding options to purchase 1,588,878 and 3,072,692 shares of common stock, respectively. Common stock equivalent securities that were anti-dilutive for the nine months ended September 30, 2007 and 2006, and therefore excluded, were outstanding options to purchase 1,619,478 and 3,097,783 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and nine months ended September 30, 2007 and 2006. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Risk-free interest rate	4.86%	4.95%	5.04%	4.66%
Expected lives	2.8 years	4.0 years	2.7 years	2.9 years
Expected volatility	66%	62%	71%	58%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2006		Nine Months Ended September 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,989,582	$1.3251	11,818,823	$1.3575
Granted at market	1,078,891	$1.5175	230,835	$2.2569
Granted above market	—	$—	—	$—
Cancelled	(681,377)	$1.3042	(116,339)	$3.1655
Exercised	(568,273)	$1.0418	(519,906)	$1.1318
Outstanding at end of period	11,818,823	$1.3575	11,413,413	$1.3695
Exercisable at end of period	11,792,445	$1.3585	11,380,079	$1.3674

The estimated fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was computed to be approximately $219 thousand and $189 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2007 and 2006 was computed to be approximately $0.95 and $0.54, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $525 thousand and $142 thousand, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2007 and 2006 were $588 thousand and $306 thousand, respectively. The Company does not consider the tax benefit realized as a result of the exercise of these options to be material given the Company's relatively large net operating loss carryforward ("NOL") in the United States.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.34 - $0.87	1,948,926	5.36	$0.6427	1,948,926	$0.6427
$0.88 - $0.95	2,082,652	7.02	$0.8963	2,082,652	$0.8963
$0.99 - $1.24	1,886,400	4.96	$1.1188	1,879,733	$1.1189
$1.25 - $1.60	2,633,797	7.04	$1.3568	2,633,797	$1.3568
$1.62 - $13.75	2,861,638	6.36	$2.3858	2,834,971	$2.3865
$0.34 - $13.75	11,413,413	6.24	$1.3695	11,380,079	$1.3674

As of September 30, 2007, there was approximately $141 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 0.7 years, with approximately $52 thousand to be recognized in the three months ending December 31, 2007 and all cost to be recognized as of July 2011, assuming all options vest according to the vesting schedules in place at September 30, 2007. As of September 30, 2007, the aggregate intrinsic value of outstanding options was approximately $10.2 million and the aggregate intrinsic value of exercisable options was approximately $10.1 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2006:
Total revenue	$45,674	$8,968	$54,642
Operating income (loss)	1,370	444	1,814
Total assets	26,158	12,113	38,271
Capital expenditures	443	244	687
Depreciation and amortization	575	681	1,256
Amortization of intangible assets	299	—	299
Interest expense	586	317	903

Nine Months Ended September 30, 2007:
Total revenue	$49,934	$12,359	$62,293
Operating income (loss)	1,512	3,481	4,993
Total assets	27,285	13,169	40,454
Capital expenditures	858	780	1,638
Depreciation and amortization	782	663	1,445
Amortization of intangible assets	—	—	—
Interest expense	303	237	540

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2006:
Total revenue	$16,022	$2,583	$18,605
Operating income (loss)	1,165	(15)	1,150
Total assets	26,158	12,113	38,271
Capital expenditures	175	179	354
Depreciation and amortization	195	232	427
Amortization of intangible assets	43	—	43
Interest expense	183	115	298

Three Months Ended September 30, 2007:
Total revenue	$16,053	$3,438	$19,491
Operating income (loss)	783	350	1,133
Total assets	27,285	13,169	40,454
Capital expenditures	416	166	582
Depreciation and amortization	318	225	543
Amortization of intangible assets	—	—	—
Interest expense	67	70	137

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended September 30, 2006 and 2007 was $870 thousand and $1.1 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2006 and 2007 was $1.1 million and $4.6 million, respectively.

6. ASSET HELD FOR SALE

At September 30, 2006, the Company was in the process of selling a significant portion of its non-core intellectual property assets to a third party. This asset was included in the Core Companion Animal Health segment in September 2006. The sale was completed in the last quarter of 2006.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of November 13, 2007, and we do not intend to update this forward-looking information.

Overview

We discover, develop, manufacture, market, sell, distribute and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 81% of our product revenue for the twelve months ended September 30, 2007 and Other Vaccines, Pharmaceuticals and Products, which represented 19% of our product revenue for the twelve months ended September 30, 2007.

The Core Companion Animal Health ("CCA") segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.

Diagnostic and monitoring instruments and supplies represented approximately 44% of our product revenue for the twelve months ended September 30, 2007. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 32% of our product revenue for the twelve months ended September 30, 2007 resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld diagnostic instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 39% of our product revenue for the twelve months ended September 30, 2007.

Single use diagnostic and other tests, vaccines and pharmaceuticals represented approximately 37% of our product revenue for the twelve months ended September 30, 2007. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm preventives, our heartworm diagnostic tests, our allergy diagnostic kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 33% of our product revenue for the twelve months ended September 30, 2007.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 50%, 27% and 23%, respectively, of CCA product revenue for the twelve months ended September 30, 2007.

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

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 12% for the twelve months ended September 30, 2007 as compared to the twelve months ended September 30, 2006 and has grown at a compounded annual growth rate of 18% since 1998, our first full year as a public company.

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

We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of our OVP segment's revenue. Subject to certain purchase minimums, under our long-term agreement AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa, China, Mexico and Taiwan until at least December 2009. This exclusivity may be extended under certain conditions. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Capitalized Patent Costs

In the nine months ended September 30, 2006, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements. We owned a portfolio of patents not then utilized in our product development or manufacture. Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts. Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements. We use the term "patent prosecution" in this context in the narrow sense often used by intellectual property professionals – to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies. A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of "patent prosecution" and we would therefore expense the corresponding legal expenses as incurred. In accordance with SFAS No. 95, paragraph 17(c), we have classified patent prosecution expenditures which are capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process. No internal costs are capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized.  Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred. The Company capitalized approximately $124 thousand and $292 thousand, respectively, for the three and nine months ended September 30, 2006 and amortized approximately $43 thousand and $299 thousand, respectively, for the same periods. In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of September 30, 2007. We do not expect to capitalize any patent costs in the future.

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a net operating loss carryforward ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from an NOL, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize our NOL in the future. The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized our NOL. The corresponding journal entry will be a reduction of our deferred tax asset. If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance. As an example, in 2005 we reduced our valuation allowance related to the NOL for our Swiss operating subsidiary which resulted in a net deferred tax asset on our balance sheet and we increased this valuation allowance based on agreements subsequently obtained from tax authorities in Switzerland in 2006. Our domestic NOL represents a deferred tax asset, which has been completely offset by a valuation allowance. Based on our domestic cumulative operating losses in recent years, as well as other factors including uncertainties regarding our future operations, we have been unable to conclude that it was more likely than not that we will realize a future benefit from our domestic NOL. Accordingly, a valuation allowance has been established for the entire domestic deferred tax asset at September 30, 2007. Should we conclude it is more likely than not that we will realize a future benefit from our domestic NOL, we likely would recognize a very large income tax benefit and a corresponding deferred tax asset on our balance sheet at that time and we would expect a significant increase in our income tax expense as compared to historical levels in future periods.

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 14% to $62.3 million for the nine months ended September 30, 2007 as compared to $54.6 million for the corresponding period in 2006. Product revenue increased 15% to $61.1 million for the nine months ended September 30, 2007 as compared to $53.3 million for the corresponding period in 2006. Total revenue increased 5% to $19.5 million for the three months ended September 30, 2007 as compared to the corresponding period in 2006. Product revenue increased 5% to $19.0 million for the three months ended September 30, 2007 as compared to the corresponding period in 2006.

Product revenue from our CCA segment was $48.8 million for the nine months ended September 30, 2007, an increase of 10% as compared to $44.5 million for the corresponding period in 2006. Key factors in the increase were greater sales of our instrument consumables, our IV pumps, our allergy diagnostic kits, our handheld diagnostic instruments and sales of our heartworm preventives internationally, somewhat offset by lower revenue from our chemistry instruments. Product revenue from our CCA segment was $15.6 million for the three months ended September 30, 2007, down slightly compared to the corresponding period in 2006. The largest factor in the decline was lower sales of our heartworm preventives domestically. This was somewhat offset by greater sales of our heartworm diagnostic tests and our instrument consumables. At September 30, 2007, we had approximately $756 thousand in customer orders for a new hematology instrument we launched in July 2007 for which we did not have the inventory to fulfill and therefore did not recognize the corresponding revenue. We shipped instruments under those customer orders after September 30, 2007.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") increased by $3.5 million to $12.3 million for the nine months ended September 30, 2007 as compared to $8.8 million in the corresponding period in 2006. A key factor in the increase was greater sales of our fish vaccines. Another key factor in the increase was approximately $1.6 million in revenue recognized (the "United Revenue") upon receipt of a payment for product previously shipped and "take or pay" minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. ("UV"), a former customer. As UV has ceased operations, we do not expect to generate any future revenue from UV. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment was $3.4 million for the three months ended September 30, 2007, a 33% increase as compared to the corresponding period in 2006. The largest factor in the increase was greater sales of our fish vaccines, which was somewhat offset by lower sales of our equine influenza vaccine and Canadian bovine vaccine sales.

Research, development and other revenue was $1.2 million in the nine months ended September 30, 2007, down from $1.3 million in the corresponding period in 2006. A key factor in the decrease was certain deferred licensing fees which were recognized as revenue in the period ended in 2006, but not the corresponding period in 2007 as a result of the acceleration of revenue recognition for related deferred licensing fees upon completion of the sale of a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the "Allergopharma Portfolio") in December 2006. This was somewhat offset by revenue from a now completed service contract we had with the buyer of the Allergopharma Portfolio under which we received our final payment in the three months ended September 30, 2007. Research, development and other revenue was $491 thousand for the three months ended September 30, 2007, up from $432 thousand for the corresponding period in 2006. A key factor in the increase was revenue from a now completed service contract we had with the buyer of the Allergopharma Portfolio under which we received our final payment in the three months ended September 30, 2007, somewhat offset by certain deferred licensing fees which were recognized as revenue in the period ended in 2006, but not the corresponding period in 2007 as a result of the acceleration of revenue recognition for related deferred licensing fees upon completion of the sale of the Allergopharma Portfolio.

In 2007, we expect continued growth in our Core Companion Animal Health segment. We anticipate 2007 OVP revenue of around $15 million, an increase as compared to 2006. We expect research, development and other revenue to be approximately $1.5 million in 2007, a significant decline when compared to 2006.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $36.0 million for the first nine months of 2007, a 12% increase as compared to $32.2 million for the corresponding period in 2006. Gross profit increased by $3.9 million to $26.3 million for the nine months ended September 30, 2007 as compared to $22.4 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 42.2% for the nine months ended September 30, 2007 as compared to 41.0% in the corresponding period in 2006. Cost of revenue totaled $11.9 million for the three months ended September 30, 2007, an increase compared to $10.7 million for the corresponding period in 2006. Gross profit decreased by $328 thousand to $7.6 million for the three months ended September 30, 2007. Gross Margin was 39.0% for the three months ended September 30, 2007, down from 42.7% in the corresponding period in 2006.

Cost of products sold increased by $4.4 million to $35.8 million in the nine months ended September 30, 2007 from $31.4 million in the prior year period. Gross profit on product revenue increased by $3.3 million to $25.3 million for the nine months ended September 30, 2007 as compared to $22.0 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 41.4% for the nine months ended September 30, 2007, a slight increase from 41.2% in the corresponding period in 2006. The largest factor in the increase was recognition of the United Revenue for which the affiliated Cost of products sold had been recognized in prior periods. This was somewhat offset by lower margins resulting from aggressive sales and marketing programs related to our diagnostic instruments which were to be supplanted by newer instruments from major product launches. Cost of products sold was $11.8 million in the three months ended September 30, 2007, a $1.5 million increase from the prior year period. Gross profit on product revenue was $7.2 million for the three months ended September 30, 2007, a decrease of approximately $650 thousand dollars from the prior year period. Product Gross Margin was 37.8% in the three months ended September 30, 2007, a decrease from 43.1% in the corresponding period in 2006. Lower sales of our heartworm preventives, aggressive sales and marketing programs related to our diagnostic instruments which were to be supplanted by newer instruments from major product launches and higher sales in our OVP segment were key factors in the decline. Our heartworm preventives represent a relatively high margin product area and our OVP segment is a relatively low margin product area.

Cost of research, development and other revenue was $234 thousand in the nine months ended September 30, 2007, a decrease of $635 thousand as compared to $869 thousand in the prior year period. Gross profit on research, development and other revenue was $969 thousand for the nine months ended September 30, 2007, a $509 thousand increase as compared to $460 thousand in the prior year period. Other Gross Margin, i.e.

gross profit on research, development and other revenue divided by research, development and other revenue, was 80.5% for the nine months ended September 30, 2007, up from 34.6% in the prior year period. Cost of research, development and other revenue decreased to $58 thousand in the three months ended September 30, 2007, a decrease of $263 thousand from the prior year period. Gross profit on research, development and other revenue was $433 thousand for the three months ended September 30, 2007, an increase of $322 thousand compared to the prior year period. Other Gross Margin was 88.2% for the three months ended September 30, 2007, an increase from 25.7% in the prior year period. In both cases, a key factor in the increase was the amortization of previously capitalized patent costs affiliated with the Allergopharma Portfolio and related to deferred licensing fees affiliated with the Allergopharma Portfolio discussed above in the period ended in 2006, but not the corresponding period in 2007.

We expect our gross margin on product sales will increase in 2007 as compared to 2006 as we expect to sell a greater proportion of total sales in relatively higher margin products.

Operating Expenses

Total operating expenses increased 3% to $21.3 million in the nine months ended September 30, 2007 as compared to $20.6 million in the prior year period. Total operating expenses decreased 5% to $6.5 million in the three months ended September 30, 2007 as compared to $6.8 million in the prior year period.

Selling and marketing expenses increased 13% to $12.2 million in the nine months ended September 30, 2007 as compared to $10.8 million in the corresponding period in 2006. A key factor in the increase was expense recognized related to the launch of our new handheld diagnostic instrument and the launch of our new hematology instrument. Selling and marketing expenses increased 9% to $3.8 million in the three months ended September 30, 2007 as compared to the corresponding period in 2006. A key factor in the increase was expense recognized related to the launch of our new hematology instrument.

Research and development expenses were $2.1 million for the nine months ended September 30, 2007, a decline of approximately $554 thousand compared to $2.7 million in the corresponding period in 2006. Lower spending on lab supplies was a factor in the decline. Research and development expenses were approximately $663 thousand in the three months ended September 30, 2007, a $151 thousand decline from the corresponding period in 2006. A factor in the decline was a decrease in accrual expense related to our Management Incentive Program ("MIP") recognized in the period ended in 2007 as compared to the period ended in 2006.

General and administrative expenses were $7.0 million in the nine months ended September 30, 2007, down 2% from $7.2 million in the prior year period. General and administrative expenses were $2.0 million in the three months ended September 30, 2007, down 19% from the prior year period. In both cases, a key factor in the decline was lower legal fees, primarily related to litigation with UV in 2006.

In 2007, we expect total operating expenses to increase as compared to 2006. We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

Interest and Other Expense, Net

Interest and other expense, net was $433 thousand in the nine months ended September 30, 2007, a decrease of $376 thousand as compared to $809 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gains (or losses). Net interest expense was $475 thousand in the nine months ended September 30, 2007, a decrease of $368 thousand from $843 thousand in the prior year period. In the nine months ended September 30, 2007, net foreign currency gains increased slightly to $42 thousand, up $8 thousand from $34 thousand in the prior year period. The largest factor in the decrease in net interest expense was lower borrowings under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") along with the fact that we repaid $500 thousand in subordinated debt in May 2007. Another factor was lower interest rate spreads to Prime on our borrowings with

Wells Fargo resulting from our achievement of negotiated milestones. This was somewhat offset by higher levels in the Prime rate of interest in the first six months of 2007 compared to the corresponding period in 2006. Interest and other expense, net was $94 thousand in the three months ended September 30, 2007, a decrease of $169 thousand as compared to the prior year period. Net interest expense was $114 thousand in the three months ended September 30, 2007, a decrease of $159 thousand from the prior year period. In the three months ended September 30, 2007, net foreign currency gains were $20 thousand, up from $10 thousand in the prior year period. The largest factor in the decrease in net interest expense was lower borrowings under our credit and security agreement with Wells Fargo. Another factor in the decrease was the lower interest rate spreads on our borrowings with Wells Fargo resulting from our achievement of negotiated milestones.

We expect net interest expense to decrease in 2007 due to anticipated lower use of our revolving credit facility and lower interest rate spreads under our agreement with Wells Fargo.

Income Tax Expense (Benefit)

Income tax expense was $121 thousand in the nine months ended September 30, 2007, a $43 thousand increase as compared to $78 thousand in the prior year period. The increase was due to the accrual of domestic Federal alternative minimum tax and the recognition of certain state income taxes, both of which did not occur in the corresponding 2006 period, somewhat offset by the lower recognition of income tax in Switzerland after we reduced the valuation allowance corresponding to our NOL in Switzerland as a result of agreements obtained from the tax authorities in the canton of Fribourg. Income tax expense was $27 thousand in the three months ended September 30, 2007, an increase of $4 thousand as compared to the prior year period. The increase was due to the accrual of domestic Federal alternative minimum tax, which did not occur in the corresponding 2006 period, largely offset by the lower recognition of income tax in Switzerland after we reduced the valuation allowance corresponding to our NOL in Switzerland as a result of agreements obtained from the tax authorities in the canton of Fribourg.

We expect income tax expense to be less in 2007 than it was in 2006, primarily due to lower estimated taxable income in Switzerland and an increase in the valuation allowance related to the NOL for our Swiss operating subsidiary recognized in the fourth quarter of 2006, both of which are a result of agreements from the tax authorities in the canton of Fribourg.

Net Income (Loss)

Our net income was $4.4 million in the nine months ended September 30, 2007, an increase of approximately $3.5 million compared to $927 thousand in the prior year period. As discussed above, the improvement was primarily due to higher product revenue, somewhat offset by higher operating expenses. Our net income was $1.0 million in the three months ended September 30, 2007, a 17% increase from the prior year period. As discussed above, the improvement was primarily due to lower operating expenses and higher product revenue, somewhat offset by lower Product Gross Margin.

In 2007, we expect to increase our net income primarily due to increased revenue, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the nine months ended September 30, 2007, we had net income of $4.4 million. During the nine months ended September 30, 2007, our operations provided cash of approximately $2.0 million. At September 30, 2007, we had $5.3 million of cash and cash equivalents, $9.8 million of working capital, $7.9 million of outstanding borrowings under our revolving line of credit, discussed below, and $2.1 million of other debt and capital leases.

Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2007 as compared to $1.8 million in the prior year period. Major factors in the improvement was an increase in net income of approximately $3.5 million and approximately $809 thousand more cash provided from accounts receivable in the 2007 period. This was somewhat offset by a $2.2 million increase in cash used to reduce accrued liabilities in the 2007 period, primarily related to payments made in early 2007 for our 2006 MIP; there were no corresponding payments in early 2006 as our 2005 MIP did not generate any payout. Other factors that somewhat offset our improvement in cash provided by operating activities was approximately $1.0 million related to deferred revenue and other long-term liabilities, primarily due to a customer of our OVP segment utilizing a year end prepaid balance to a greater degree in the 2007 period, and greater cash used of approximately $876 thousand related to inventory, primarily related to instruments used by our customers on a rental basis which were accounted for as a non-cash transfer from inventory to property and equipment at the time of placement.

Net cash flows from investing activities used cash of $1.6 million in the nine months ended September 30, 2007, compared to $979 thousand during the corresponding period in 2006. The greater usage of cash was primarily due to an approximately $1.0 million increase in capital expenditures in 2007, somewhat offset by the recognition of capitalized patent costs in 2006 and the gain on the sale of assets related to the sale of certain patents in 2007.

Net cash flows from financing activities used cash of approximately $480 thousand during the nine months ended September 30, 2007 as compared to using cash of $796 thousand during the corresponding period in 2006. Approximately $523 thousand less cash used to pay down our revolving line of credit was largely offset by an approximately $512 thousand increase in scheduled repayments of other debts, including $500 thousand in repayment of a subordinated note in May 2007. The balance of the approximately $316 thousand lower usage of cash in the 2006 period was due to approximately $305 thousand greater proceeds from the issuance of common stock, primarily related to stock option exercises.

At September 30, 2007, we had a $12.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At September 30, 2007, $7.9 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2007, interest was charged at a stated rate of prime plus 0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of September 30, 2007. At September 30, 2007, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $4.1 million.

At September 30, 2007, we also had outstanding obligations for long-term debt and capital leases totaling approximately $2.1 million primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at September 30, 2007 of approximately $534 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due upon maturity of the credit facility agreement on June 30, 2009. The term loan had a stated interest rate of prime plus 0% on September 30, 2007. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 0% as of September 30, 2007. The Equipment Notes had an outstanding balance at September 30, 2007 of approximately $1.6 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments and with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. Our capital lease obligations totaled approximately $13 thousand at September 30, 2007.

At September 30, 2007, we had property and equipment, net, of approximately $9.5 million, an increase of approximately $2.5 million as compared to the level on December 31, 2006. This increase was primarily related to instruments used by our customers on a rental basis which were accounted for as a non-cash transfer from inventory to property and equipment at the time of placement.

At September 30, 2007, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $6.7 million. Included in this total is approximately $5.8 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed prior to September 30, 2007. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies under research and development are successfully developed, launched and sold, changes required by us or by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2007 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2007 and into 2008. Our financial plan for 2007 expects that we will have positive cash flow from operations, primarily through increased revenue and limiting any increase in operating expenses to a modest degree. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity or debt securities or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

Net Operating Loss Carryforwards

As of December 31, 2006, we had a net domestic operating loss carryforward, or NOL, of approximately $167.5 million, a domestic alternative minimum tax credit of approximately $83 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest, and most restrictive, Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. As of December 31, 2006, we also had net operating loss carryforwards in Switzerland of approximately $1.9 million related to losses previously recorded by Heska AG, our Swiss operating subsidiary. Heska AG also had a "tax holiday" from canton, municipal and church income taxes in the canton of Fribourg through August 31, 2007.

Recent Accounting Pronouncements

None.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar and against other foreign currency exchange rates. These exposures are directly related to our normal operating and funding activities.

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2007, approximately $10.0 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 7.75%. We also had approximately $5.3 million of cash and cash equivalents at September 30, 2007, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on September 30, 2007. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $47 thousand based on our outstanding balances as of September 30, 2007.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2007.

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

As of June 30, 2007, we met the definition of "accelerated filer," as defined by Rule 12b-2 of the Exchange Act and, thus, will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K as of December 31, 2007.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2007, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our product revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month product revenue are Arkray Global Business, Inc., Boule Medical AB, i-STAT Corporation (a unit of Abbott Laboratories) and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 20% of our revenue, although the proprietary products of one is responsible for more than 15% of our revenue and two others are responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have agreements in place to ensure supply of our major product offerings in the marketplace through at least the end of 2007 and we believe we are in compliance with such agreements, there can be no assurance that our suppliers will meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•

High switching costs. In certain of our diagnostic instrument products we could lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

•

Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers' compliance with these regulations and standards. Violations could potentiallylead to interruptions in supply that could cause us to lose sales to readily available competitive products.
•

Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.

•

Limited intellectual property rights. We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization's than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Intervet International bv (currently a unit of Akzo Nobel N.V., and included in businesses to be sold to Schering-Plough Corporation based on a March 12, 2007 announcement), Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

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

The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell our Core Companion Animal Health products predominantly to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 28 individuals, an inside sales force of approximately 24 individuals, approximately 13 independent third-party distributors who carry our full distribution line and approximately 7 independent third-party distributors who carry portions of our distribution line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.50 to a high of $2.90. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices. Our manufacturing facilities and those of our third party manufacturers must also conform to certain other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. In addition, certain of our agreements require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals. Any of these events, alone or in unison, could damage our business.

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

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, which anticipates we will be profitable in the fourth quarter of 2007 and in 2008, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by the sale of equity or debt securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects. Additionally, amounts we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

The loss of significant customers could harm our operating results.

No single customer accounted for more than 10% of total revenue for the nine and three month periods ended September 30, 2007. No single customer accounted for more than 10% of total revenue for the nine month period ended September 30, 2006. Sales to SPAH accounted for approximately 12% of our total revenue for the three month period ended September 30, 2006. SPAH accounted for approximately 11% and 18% of our consolidated accounts receivable at September 30, 2007 and 2006, respectively. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

We may become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

We license technology from a number of third parties. The majority of these license agreements impose due diligence or milestone obligations on us, and in some cases impose minimum royalty and/or sales obligations on us, in order for us to maintain our rights under these agreements. Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents. While we currently do not have any unresolved notices of infringement, there is no assurance that there will be none in the future. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses or current and future licenses may not be adequate for the operation of our businesses. An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute. Failure to obtain necessary licenses or to identify and implement alternative approaches could prevent us and our collaborators and suppliers from commercializing our products under development and could substantially harm our business.

If we are unable to maintain various financial and other covenants under our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants under our credit and security agreement in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.

Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement. We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2007, we had an accumulated deficit of $203.6 million. 2005 and 2006 are the only years we have achieved positive net income, and we were not profitable in every quarter of these years. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level. Although we have been profitable in 2005 and 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Changes to those rules may adversely affect our reported financial results or the way we conduct our business.

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

HESKA CORPORATION

Date:	November 13, 2007	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 13, 2007	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)