Form 10-K
period 2007-12-31
HESKA CORP
filed 2008-03-03
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $116,055,285 as of June 30, 2007 based upon the closing price on the Nasdaq Capital Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

51,476,783 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2008 Annual Meeting of Stockholders.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2008 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

Internet Site

Our Internet address is www.heska.com.  Because we believe it provides useful information in a cost-effective manner to interested investors, via a link on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are publicly available free of charge and we believe are available as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities Exchange Commission.  Information contained on our website is not a part of this annual report on Form 10-K.

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

PART I

Item 1.  Business.

We develop, manufacture, market, sell and support veterinary products.  Our core focus is on the canine and feline companion animal health markets where we strive to provide high value products and advance the state of veterinary medicine.

Our business is comprised of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products.  The Core Companion Animal Health segment (“CCA”) includes diagnostic instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use.  These products are sold directly by us as well as through independent third-party distributors and other distribution relationships.  The Other Vaccines, Pharmaceuticals and Products segment (“OVP”), previously reported as Diamond Animal Health, includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com.  We originally incorporated in California in 1988, and we subsequently incorporated in Delaware in 1997.

Background

We were incorporated as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites.  In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University.  In 1995, we changed our name to Heska Corporation.  We completed our initial public offering in July 1997.  Between 1996 and 1998, we expanded our business, making several acquisitions and significantly increasing our sales and marketing activities.  During 1999 and 2000, we restructured and refocused our business, making several divestitures.  We continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market.  In 2001 and 2002, we took further steps to lower our expense base, largely in internal research and development but also in other areas, and to rationalize and further focus our business.  In the years since 2003, we have continued to concentrate our efforts on operating improvements, such as by striving to enhance the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, and seeking new product opportunities with third parties.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Instruments

We offer a line of veterinary diagnostic and other instruments which are described below.  We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

·                  Handheld Blood Analysis.  The i-STAT 1 Handheld Clinical Analyzer, introduced in January 2007, and the less expensive original i-STAT Handheld Clinical Analyzer are handheld instruments that provide quick, easy analysis of critical electrolyte, blood gas, chemistry and basic hematology results with whole blood.  We are supplied these instruments and affiliated cartridges and supplies under a contractual agreement with i-STAT Corporation (a unit of Abbott Laboratories).

·                  Blood Chemistry.  The DRI-CHEM Veterinary Chemistry Analyzer, introduced in November 2007, is a robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 21 tests at a time with a single blood sample.  Test slides are available as both pre-packaged panels as well as individual slides. The instrument has an additional feature allowing simple, fully automated sample dilution and results calculations. We are supplied this instrument and affiliated test slides and supplies under a contractual agreement with  FUJIFILM Corporation (“FUJIFILM”).  In addition, we continue to service and support our previous chemistry instrument for which we are supplied affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).

·                  Hematology.  The HEMATRUE Veterinary Hematology Analyzer, introduced in July 2007, is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals.  Boule Medical AB (“Boule”) supplies us with this instrument and affiliated reagents and supplies.  In addition, we continue to service and support our previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System for which we are supplied the affiliated reagents and supplies under a contractual agreement with Boule.

·                  IV Pumps.   The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

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

Veterinary Diagnostic Laboratory Products and Services

Allergy Diagnostic Products and Services. Allergy is common in companion animals, and it has been estimated to affect approximately 10% to 15% of dogs.  Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats.  Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions.

Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient.  The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

Our ALLERCEPT Definitive Allergen Panels provide the most accurate determination of which we are aware of the specific allergens to which an animal, such as a dog, cat or horse, is reacting.  The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens.  A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens.  The test results serve as the basis for prescription ALLERCEPT Allergy Treatment Sets, discussed later in this document.

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

We have veterinary diagnostic laboratories in Loveland, Colorado and Fribourg, Switzerland which both offer blood testing using our ALLERCEPT Definitive Allergen Panels.  In our Fribourg veterinary diagnostic laboratory, we also offer preliminary blood testing to screen for the presence of allergen-specific IgE using products based on our ALLERCEPT Definitive Allergen Panels.  Animals testing positive for allergen-specific IgE are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.

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

Other Vaccines, Pharmaceuticals and Products Segment

 We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”).   We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the TitaniumÒ and MasterGuardÒ brands — registered trademarks of AgriLabs.  AgriLabs has rights to sell these bovine vaccines in the United States, Africa and Mexico to December 2013.  Subject to minimum purchase requirements, AgriLabs’ rights in these regions will be exclusive to December 2009.  We have the right to sell these bovine vaccines to any party of our choosing in other regions of the world. AgriLabs has non-exclusive rights to these vaccines in Canada to December 2008.  We also manufacture other bovine products not covered under the agreement with AgriLabs.

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

Marketing, Sales and Customer Support

We estimate that there are approximately 40,000 veterinarians in the United States whose practices are devoted principally to small animal medicine.  Those veterinarians practice in approximately 20,000 clinics in the United States.  In 2007, our products were sold to approximately 13,500 such clinics in the United States.  Veterinarians may obtain our products directly from us or indirectly from others, such as independent third-party distributors.  All our Core Companion Animal Health products are predominately sold ultimately to or through veterinarians.  In many cases, veterinarians will markup their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through a direct sales force, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as SPAH in the case of our heartworm preventive.  Our direct sales force currently consists of 29 territory managers and 3 regional managers responsible for sales in various parts of the United States.  Our inside sales force consists of 25 persons.

Our independent third-party distributors in the U.S. purchase and market our Core Companion Animal Health products utilizing their direct sales forces.  We currently have agreements with 18 regional distributors with approximately 701 field representatives.  We believe that one of our largest competitors, IDEXX Laboratories, Inc. (“IDEXX”), in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  As a result, 12 of these 18 regional distributors with approximately 138 field representatives carry our full distribution product line.  We believe the IDEXX restrictions limit our ability to engage national independent third party distributors to sell our full distribution line of products.

We have a staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians.  Individuals from our product development group may also be used as a resource in responding to certain product inquiries.

Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories, independent third-party distributors and Novartis Agro K.K., Tokyo (“Novartis Japan”).  These entities typically provide customer support.  Novartis Japan exclusively markets and distributes SOLO STEP CH and our line of E.R.D. HEALTHSCREEN urine test products.

All OVP products are marketed and sold by third parties under third party labels.  AgriLabs currently has exclusive sales and marketing rights to certain of our bovine vaccines, which are sold primarily under the TitaniumÒ and MasterGuardÒ labels, in the United States and certain international regions.

We grant third parties rights to our intellectual property as well as our products, with our compensation often taking the form of royalties and/or milestone payments.  For example, we have an agreement with Nestlé Purina PetCare Company (“Purina”), a unit of Nestlé S.A., under which Purina pays royalties on certain pet food products it markets based on our patent-protected science.

Manufacturing

The majority of our product revenue is from proprietary products manufactured by third parties.  Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including our heartworm point-of-care diagnostic tests, our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests.  Our handheld blood analysis instruments and affiliated supplies are supplied by i-STAT Corporation (a unit of Abbott Laboratories), our chemistry instruments and affiliated supplies are supplied by FUJIFILM, test strips and supplies affiliated with our previous chemistry instrument are supplied by Arkray and our hematology instruments and affiliated supplies are supplied by Boule.  ALK-Abelló, Inc. manufactures our immunotherapy treatment products.  Genzyme Diagnostics P.E.I., Inc., formerly known as Diagnostic Chemicals Limited manufactures our E.R.D. Reagent Packs and our E.R.D.- HEALTHSCREEN Urine Tests.  Quidel and we, at our Des Moines facility, manufacture our heartworm point-of-care diagnostic tests.

Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration (“FDA”), and Drug Enforcement Agency (“DEA”) licensed biological and pharmaceutical manufacturing facility.  This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year.  We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests.  We currently manufacture our canine heartworm prevention product, our FELINE ULTRANASAL Vaccines and all our OVP segment products at this facility.  Our OVP segment’s customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility.  We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility.  We believe the raw materials for products we manufacture are available from several sources.

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

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products.  We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities.  We have collaborated, and intend to continue to do so, with a number of companies and universities.  Examples of such collaborations include:

·                  Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

·                  Boule for the development of veterinary applications for the HEMATRUE Veterinary Hematology Analyzer and associated reagents.

·                  FUJIFILM for the development of veterinary applications for the DRI-CHEM Veterinary Chemistry Analyzer and associated slides and supplies.

Internal research and development is managed on a case-by-case basis.  We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate.  We incurred expenses of $3.7 million, $3.5 million and $2.7 million in the years ended December 31, 2005, 2006 and 2007, respectively, in support of our research and development activities.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  The proprietary technologies of our OVP segment and Heska AG, our subsidiary in Switzerland, are primarily protected through trade secret protection of, for example, our manufacturing processes in these areas.

We actively seek patent protection both in the United States and abroad.  Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies.  As of December 31, 2007, we owned, co-owned or had rights to 166 issued U.S. patents and 40 pending U.S. patent applications expiring at various dates from February 2011 to November 2022.  Applications corresponding to pending U.S. applications have been or will be filed in other countries.  Our corresponding foreign patent portfolio as of December 31, 2007 included 75 issued patents and 44 pending applications in various foreign countries.

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

Government Regulation

Although the majority of our product revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries.  These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products.  Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.  Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country.  The following summarizes the major U.S. government agencies that regulate animal health products:

·                  USDA.  Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA.  Industry data indicate that it takes approximately four years and $1.0 million to license a conventional vaccine for animals from basic research through licensing.  In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost.  However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license.  The USDA licensing process involves the submission of several data packages.  These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

·                  FDA.  Pharmaceutical products, which generally include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA.  Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million.  Of this time, approximately three years is spent in animal studies and the regulatory review process.  However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required.  Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended.  Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process.  In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, as food safety issues relating to tissue residue levels are not applicable.

·                  EPA.  Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

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

Products	Country	Regulated	Agency	Status
E.R.D.-HEALTHSCREEN Canine Urine Test	United States EU Canada Japan	No No-in most countries No Yes	MAFF	Licensed
E.R.D.-HEALTHSCREEN Feline Urine Test	United States EU Canada Japan	No No-in most countries No Yes	MAFF	Licensed
FELINE ULTRANASAL FVRC Vaccine	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed
FELINE ULTRANASAL FVRCP Vaccine	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed
SOLO STEP CH	United States EU Canada Japan	Yes No-in most countries Yes Yes	USDA CFIA MAFF	Licensed Licensed Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed
SOLO STEP FH	United States	Yes	USDA	Licensed
TRI-HEART Plus Heartworm Preventive	United States Japan South Korea	Yes Yes Yes	FDA MAFF NVRQS	Licensed Licensed Licensed

Competition

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers.  Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth may be marketing or developing products that compete with our products or would compete with them if successfully developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.

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

Employees

As of December 31, 2007, we and our subsidiaries employed 311 people, of whom 137 were focused in production and technical and logistical services, including regulatory affairs, 106 in sales, marketing, customer support and instrumentation service, 58 in general administrative services, such as accounting, and 10 in product development.  We believe that our ability to attract and retain skilled personnel is critical to our success.  None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of March 3, 2008 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	56	Chairman of the Board and Chief Executive Officer
Jason A. Napolitano	39	Executive Vice President and Chief Financial Officer
Joseph H. Ritter, D.V.M.	59	Executive Vice President, Global Business Operations
Michael A. Bent	53	Vice President, Principal Accounting Officer and Controller
John R. Flanders	51	Vice President, General Counsel and Corporate Secretary
Michael J. McGinley, Ph.D.	47	Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines
G. Lynn Snodgrass	38	Vice President, Sales
Nancy Wisnewski, Ph.D.	45	Vice President, Product Development and Technical Customer Service

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

John R. Flanders was appointed Vice President, General Counsel and Corporate Secretary in December 2006.  Prior to joining Heska, Mr. Flanders held the same title at Orange Glo International, Inc., a privately held consumer products company, from 2002 to 2006.  Mr. Flanders held various positions at Coors Brewing Company from 1988 to 2002, including Vice President, Deputy General Counsel.  Mr. Flanders holds a Juris Doctor from the University of Denver, College of Law and a B.A. from Colorado State University.  Mr. Flanders is admitted to practice law in the State and Federal courts of Colorado.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves.  Proprietary products provided by these suppliers represent a majority of our product revenue.  We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month product revenue are Arkray, Boule, i-STAT Corporation (a unit of Abbott Laboratories) and Quidel.  None of these suppliers sell us proprietary products which are responsible for more than 20% of our trailing 12-month product revenue, although the proprietary products of one is responsible for more than 15% of our revenue and two others are responsible for more than 10% of our revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we have arrangements to ensure supply of our major product offerings in the marketplace through at least the end of 2008, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

·                  Loss of exclusivity.  In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results.  In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products.  We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products.  If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

·                  The loss of product rights upon expiration or termination of an existing agreement.  Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer.  In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities.  Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

·                  High switching costs.  In our diagnostic instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.  If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use.  This would require new testing and compliance inspections prior to sale thus resulting in potential delays.  Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products.  We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

·                  Inability to meet minimum obligations.  Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations.  It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity.  Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.

·                  The involuntary or voluntary discontinuation of a product line.  Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer.  Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.  An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.

·                  Inconsistent or inadequate quality control.  We may not be able to control or adequately monitor the quality of products we receive from our suppliers.  Poor quality items could damage our reputation with our customers.

·                  Limited capacity or ability to scale capacity.  If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.  If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available.  This could require us to seek or fund new sources of supply, which may be difficult to find unless it is under terms that are less advantageous.

·                  Regulatory risk.  Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards.  Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

·                  Developmental delays.  We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.

·                  Limited intellectual property rights.  We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to effectively sell our products and substantially harm our business.

We may be unable to successfully market and sell our products.

We may not successfully develop and maintain marketing and/or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms.  If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 29 individuals, an inside sales force of approximately 25 individuals, approximately 12 independent third-party distributors who carry our full distribution product line and approximately 6 independent third-party distributors who carry portions of our distribution product line.  To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third-party distributors could cannibalize our direct sales efforts and lower our total gross margin.  For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor’s time and focus given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third-party distributors, our financial performance may suffer.  In addition, most of our independent third-party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe this restriction limits our ability to engage national independent third-party distributors to sell our full distribution line of products.  In the second quarter of 2005, our largest distributor purchased an IDEXX distributor and subsequently informed us that they no longer would carry our instruments and heartworm diagnostic tests.  We believe IDEXX in effect prohibits this distributor from carrying our diagnostic instruments and heartworm diagnostic tests as a condition for having access to buy the IDEXX product line.

Our future revenues depend on successful product development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The product development and regulatory approval process for many of our potential products is extensive and may take substantially longer than we anticipate.  Research projects may fail.  New products that we are developing for the veterinary marketplace may not perform up to our expectations.  Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates.  If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays in commercialization and/or market acceptance of the product.  For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product.  The former is particularly likely where there is no comparable product available or historical use of such a product.  For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, these products have achieved significantly lower market acceptance than we anticipated.  The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent.  If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

·                  supply of products from third-party suppliers or termination, cancellation or expiration of such relationships;

·                  the introduction of new products by our competitors or by us;

·                  competition and pricing pressures from competitive products;

·                  our ability to maintain relationships with independent third-party distributors;

·                  large customers failing to purchase at historical levels, including changes in independent third-party distributor purchasing patterns and inventory levels;

·                  fundamental shifts in market demand;

·                  manufacturing delays;

·                  shipment problems;

·                  information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;

·                  regulatory and other delays in product development;

·                  product recalls or other issues which may raise our costs;

·                  changes in our reputation and/or market acceptance of our current or new products; and

·                  changes in the mix of products sold.

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

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organization’s than our OVP segment’s customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights.  We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico.  Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement.  One or more of these marketing partners may not devote sufficient resources to marketing our products.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to commercialize our products and our sales will decline.  In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, which anticipates we will be profitable in 2008, we may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds by the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt.  There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders.  The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing.  Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies.  If we relinquish rights to certain of our intellectual property, or sell certain of our assets, products or marketing rights it may limit our future prospects.  Additionally, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing.  Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the past 12 months, our closing stock price has ranged from a low of $1.48 to a high of $2.90.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

·                  stock sales by large stockholders or by insiders;

·                  our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;

·                  termination, cancellation or expiration of our third-party supplier relationships;

·                  announcements of technological innovations or new products by our competitors or by us;

·                  litigation;

·                  regulatory developments, including delays in product introductions;

·                  developments or disputes concerning patents or proprietary rights;

·                  availability of our revolving line of credit and compliance with debt covenants;

·                  releases of reports by securities analysts;

·                  changes in regulatory policies;

·                  economic and other external factors; and

·                  general market conditions.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2007, we had an accumulated deficit of $173.2 million.  We have achieved only one quarter with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions as a public company.  The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level and timing of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we are anticipating, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase.  Thus, our general and administrative costs increased in 2007 from what they would have been in the absence of Sarbanes-Oxley and may increase in the future.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

The loss of significant customers could harm our operating results.

Sales to no single customer accounted for more than 10% of total revenue for the years ended December 31, 2007, 2006 or 2005.  No single customer accounted for more than 10% of our consolidated accounts receivable as of December 31, 2007.  SPAH accounted for approximately 13% of our consolidated accounts receivable at December 31, 2006.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

We may become subject to additional patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions.  The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are likely to be costly, time-consuming and distracting.  As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third party patents.  Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture affected products or services.  However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses or current and future licenses may not be adequate, any of which could substantially harm our business.  An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.

We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others.  Any litigation or interference proceeding will likely result in substantial expense to us and significant diversion of the efforts of our technical and management personnel.  Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties.  Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

Obtaining and maintaining regulatory approvals in order to market our regulated products may be costly and delay the marketing and sales of our products.

Many of the products we develop, market or manufacture are subject to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign and other regulatory authorities.  These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion and sale of some of our products.  Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

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

Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices and other requirements.  If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.  In addition, certain of our agreements require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals.  Any of these events, alone or in unison, could damage our business.

If we are unable to maintain various financial and other covenants under our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement is essential to continue to fund our operations.  Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement in the past.  Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.

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

We may face product returns and product liability litigation in excess of or not covered by our insurance coverage or indemnities and/or warranties from our suppliers.  If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could substantially decline.

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

Certain of our products and development programs produced at our Des Moines, Iowa facility involve the controlled use of hazardous and biohazardous materials, including chemicals and infectious disease agents.  Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result.  Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations, significant remediation costs and potential legal liability.  In addition, we may incur substantial costs to comply with environmental regulations if we choose to expand our manufacturing capacity.

Item 1B.  Unresolved Staff Comments.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated below.

	High	Low
2006
First Quarter	$1.71	$1.13
Second Quarter	1.18	1.02
Third Quarter	1.86	1.01
Fourth Quarter	1.78	1.50
2007
First Quarter	1.73	1.56
Second Quarter	2.54	1.67
Third Quarter	2.90	1.88
Fourth Quarter	2.34	1.57
2008
First Quarter (through February 29)	2.10	1.48

As of February 29, 2008, there were approximately 296 holders of record of our common stock and approximately 2,980 beneficial stockholders.  We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future.  In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility.  We currently intend to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2007, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan.  Our stockholders have approved all of these plans.

(c) Number of Securities
	(a) Number of Securities	(b) Weighted-Average	Remaining Available for Future
	to be Issued Upon	Exercise Price of	Issuance Under Equity
	Exercise of Outstanding	Outstanding Options	Compensation Plans (excluding
Plan Category	Options and Rights	and Rights	securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	12,118,417	$1.40	4,478,553
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	12,118,417	$1.40	4,478,553

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2007 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$64,033	$65,687	$67,549	$71,815	$80,807
Research, development and other	1,292	2,004	1,888	3,245	1,528
Total revenue	65,325	67,691	69,437	75,060	82,335

Cost of revenue:
Cost of products sold	38,399	42,253	42,515	43,000	48,874
Cost of research, development and other	626	729	1,095	1,414	274
Total cost of revenue	39,025	42,982	43,610	44,414	49,148

Gross profit	26,300	24,709	25,827	30,646	33,187

Operating expenses:
Selling and marketing	15,750	15,616	14,020	14,356	16,109
Research and development	6,146	5,891	3,749	3,483	2,679
General and administrative	7,083	7,442	7,187	9,887	8,925
Restructuring expenses, (gain) on sale of assets and other	515	—	—	(155)	(47)
Total operating expenses	29,494	28,949	24,956	27,571	27,666
Income (loss) from operations	(3,194)	(4,240)	871	3,075	5,521
Interest and other expense, net	214	575	774	1,041	588
Income (loss) before income taxes	(3,408)	(4,815)	97	2,034	4,933
Income tax expense (benefit)	51	—	(185)	206	(29,875)
Net income (loss)	$(3,459)	$(4,815)	$282	$1,828	$34,808
Basic net income (loss) per share	$(0.07)	$(0.10)	$0.01	$0.04	$0.68
Diluted net income (loss) per share	$(0.07)	$(0.10)	$0.01	$0.03	$0.63
Shares used for basic net income (loss) per share	48,115	49,029	49,650	50,347	51,097
Shares used for diluted net income (loss) per share	48,115	49,029	50,438	52,932	55,509

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,877	$4,982	$5,231	$5,275	$5,524
Total current assets	28,717	28,442	26,845	30,652	35,127
Total assets	38,896	38,724	36,784	38,495	75,591
Line of credit	7,528	10,375	9,453	8,022	12,614
Current portion of long-term debt and capital leases	783	302	1,263	1,275	776
Total current liabilities	18,516	23,269	20,722	21,980	25,195
Long-term debt and capital leases	1,746	1,466	2,703	1,927	1,151
Long-term deferred revenue and other	11,978	11,410	10,126	7,840	6,362
Total stockholders’ equity	6,656	2,579	3,233	6,748	42,883

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-K are as of March 3, 2008, and we undertake no duty to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 82% of 2007 product revenue, and Other Vaccines, Pharmaceuticals and Products, previously reported as Diamond Animal Health, which represented 18% of 2007 product revenue.

The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic and other instruments and supplies represented approximately 46% of our 2007 product revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 32% of our 2007 product revenue resulted from the sale of such consumables to an installed base of instruments and approximately 14% of our product revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our handheld blood analysis instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables.  Revenue from products in these three areas, including revenue from consumables, represented approximately 41% of our 2007 product revenue.

Single use diagnostic and other tests, pharmaceuticals and vaccines and other products represented approximately 35% of our 2007 product revenue.  Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 32% of 2007 product revenue.

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

All our Core Companion Animal Health products are predominately sold ultimately to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  Core Companion Animal Health products are sold directly by us as well as through independent third-party distributors and other distribution relationships, such as corporate agreements.  Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 49%, 28% and 23% of Core Companion Animal Health 2007 product revenue, respectively.

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

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment.  Product revenue in this segment grew 10% in 2007 as compared to 2006 and has grown at a compounded annual growth rate of 18% since 1998, our first full year as a public company.

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

We have developed our own line of bovine vaccines that are licensed by the USDA.  We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the TitaniumÒ and MasterGuardÒ brands which are registered trademarks of AgriLabs.  This agreement generates a significant portion of our OVP segment’s revenue.  Subject to certain purchase minimums, under our long term agreement, AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa and Mexico until December 2009.  Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

Additionally, we generate non-product revenues from licensing of technology, royalties and sponsored research and development projects for third parties.  We perform these sponsored research and development projects for both companion animal and livestock product purposes.

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

Revenue Recognition

We generate our revenue through the sale of products, licensing of technology product rights, royalties and sponsored research and development.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

·                  Persuasive evidence of an arrangement exists;

·                  Delivery has occurred or services rendered;

·                  Price is fixed or determinable; and

·                  Collectibility is reasonably assured.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time.  Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology.  Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.  Revenue from licensing technology and product rights is reported in our research, development and other revenue line item.  An example of the former, i.e. licensing technology, is a patent we own under which we have granted a third-party exclusive rights to the human healthcare market for the life of the patent in exchange for an upfront payment and royalty payments on sales of any product based on the patent.  The upfront payment will be amortized over the life of the patent and reported along with any affiliated royalty payments in our research, development and other revenue line item.  An example of the latter, i.e. product rights, is our July 2002 agreement to license Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses.  As we had no further rights to manufacture, market or sell this vaccine without Intervet Inc.’s permission under this agreement, we are reporting the amortization of the upfront payment we received in this agreement along with any affiliated royalty payments in our research, development and other revenue line item.  The upfront payment is being amortized over the estimated life of the product.

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

Occasionally we enter into arrangements that include multiple elements.  Such arrangements may include the licensing of technology and manufacturing of product.  In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements.  If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that our obligations to the customer are fulfilled, as appropriate.  If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met.  In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

Capitalized Patent Costs

In the years ended December 31, 2006 and 2005, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements.  We owned a portfolio of patents not then utilized in our product development or manufacture.  Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts.  Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements.  We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals — to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies.  A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred.  In accordance with SFAS No. 95, paragraph 17(c), we classified patent prosecution expenditures which were capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process.  No internal costs were capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized.  Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred.  We capitalized approximately $292 thousand, and $187 thousand for the years ended December 31, 2006 and 2005, respectively, and amortized approximately $334 thousand and $157 thousand for the same periods, respectively.  In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of December 31, 2007 and 2006.  We do not expect to capitalize any patent costs in the future.

Deferred Tax Assets — Valuation Allowance

Our deferred tax assets, such as a net operating loss carryforward (“NOL”), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations at the time we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years.

	Year Ended December 31,
	2005	2006	2007
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net:
Core companion animal health	$54,716	$59,936	$65,910
Other vaccines, pharmaceuticals and products	12,833	11,879	14,897
Total product revenue	67,549	71,815	80,807
Research, development and other	1,888	3,245	1,528
Total revenue, net	69,437	75,060	82,335

Cost of revenue:
Cost of products sold	42,515	43,000	48,874
Cost of research, development and other	1,095	1,414	274
Total cost of revenue	43,610	44,414	49,148

Gross profit	25,827	30,646	33,187

Operating expenses:
Selling and marketing	14,020	14,356	16,109
Research and development	3,749	3,483	2,679
General and administrative	7,187	9,887	8,925
(Gain) on sale of assets	—	(155)	(47)
Total operating expenses	24,956	27,571	27,666
Income from operations	871	3,075	5,521
Interest and other expense, net	774	1,041	588
Income before income taxes	97	2,034	4,933
Income tax expense (benefit):
Current	—	58	108
Net operating loss usage	—	79	17
Valuation allowance adjustment	(185)	69	(30,000)
Total income tax expense (benefit)	(185)	206	(29,875)
Net income	$282	$1,828	$34,808
Basic net income per share	$0.01	$0.04	$0.68
Diluted net income per share	$0.01	$0.03	$0.63

Revenue

Total revenue, which includes product revenue, research and development and other revenue, increased 10% to $82.3 million in 2007 compared to $75.1 million in 2006.  Total revenue for 2006 increased 8% to $75.1 million from $69.4 million in 2005.  Product revenue increased 13% to $80.8 million in 2007 compared to $71.8 million in 2006.  Product revenue increased 6% to $71.8 million in 2006 compared to $67.5 million in 2005.

Core Companion Animal Health segment product revenue increased 10% to $65.9 million in 2007 compared to $59.9 million in 2006.  Key factors in the increase were higher sales of our instrument consumables, our hematology instruments, our handheld blood analysis instruments, our IV pumps, international sales of our heartworm preventive, our microalbumin laboratory packs and our allergy diagnostic kits.

2006 product revenue from our Core Companion Animal Health segment increased 10% to $59.9 million compared to $54.7 million in 2005.  Key factors in the increase were higher sales of our instrument consumables, our heartworm preventive, our heartworm diagnostic tests and our IV pumps, somewhat offset by lower sales of our hematology instruments.

Other Vaccines, Pharmaceuticals and Products segment (“OVP”) product revenue increased 25% to $14.9 million in 2007 compared to $11.9 million in 2006.  A key factor for the increase was greater sales of fish vaccines.  Another key factor in the increase was approximately $1.6 million in revenue recognized (the “United Revenue”) upon receipt of a payment for product previously shipped and “take or pay” minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. (“UV”), a former customer.  As UV has ceased operations, we do not expect to generate any future revenue from UV.  Another key factor was an increase in sales of bovine vaccines under our contract with AgriLabs.  Decreases in sales of our bulk bovine biologicals and our equine influenza vaccine somewhat offset increased sales in other areas.  We licensed Intervet Inc. exclusive rights to our equine influenza vaccine in July 2002, and our last shipment of this product prior to Intervet Inc. producing the product themselves occurred in the third quarter of 2006.

2006 product revenue from OVP decreased 7% to $11.9 million compared from $12.8 million in 2005.  A key factor in the decline was lower sales of our bovine vaccines under our contract with AgriLabs, including purchases under this contract by Intervet Inc. which occurred in the first quarter of 2005 but not 2006, somewhat offset by increased sales of our bulk bovine biologicals.  Intervet Inc. launched a line of bovine vaccines competitive with ours in 2005.

Revenue from research and development and other revenue decreased by 53% to $1.5 million in 2007 from $3.2 million in 2006.  The decrease is primarily due to the non-recurring revenue from the acceleration of approximately $1.5 million in previously deferred licensing fees recognized upon completion of the sale of a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the “Allergopharma Portfolio”) in December 2006.

Revenue from research and development and other revenue increased by 72% to $3.2 million in 2006 from $1.9 million in 2005 primarily due to the acceleration of approximately $1.5 million in previously deferred licensing fees recognized upon completion of the sale of the Allergopharma Portfolio in December 2006.  We recognized approximately $2.1 million in licensing revenue related to the Allergopharma Portfolio in 2006, including revenue from the amortization of previous upfront payments and other payments from third parties.

In 2008, we expect continued growth in our Core Companion Animal Health segment.  We anticipate 2008 OVP revenue to increase by about $1 million as compared to 2007.  We expect research, development and other revenue to be approximately $1 million in 2008, a decline when compared to 2007.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories.  Cost of revenue totaled $49.1 million for the twelve months ended December 31, 2007, an 11% increase as compared to $44.4 million for the corresponding period in 2006.  Gross profit increased 8% to $33.2 million for 2007 as compared to $30.6 million in 2006.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 40.3% for 2007 as compared to 40.8% in 2006.  Cost of revenue totaled $44.4 million for 2006, a 2% increase as compared to $43.6 million for 2005.  Gross profit increased 19% to $30.6 million for 2006 as compared to $25.8 million in 2005.  Gross Margin increased to 40.8% for 2006 as compared to 37.2% in 2005.

Cost of products sold increased 14% to $48.9 million in the twelve months ended December 31, 2007 from $43.0 million in 2006.  Gross profit on product revenue increased 11% to $31.9 million for 2007 from $28.8 million in the prior year.  Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, decreased to 39.5% in 2007 as compared to 40.1% in 2006.  Product mix was a key factor in the decrease, including sales of our diagnostic instruments, which represented a larger share of overall sales than in 2006.  Our diagnostic instruments tend to be relatively lower margin sales and certain instruments experienced lower gross margins in 2007 than in 2006 due to aggressive sales and marketing programs in 2007.  This was somewhat offset by recognition of the United Revenue for which the affiliated cost of products sold had been recognized in prior periods.  Cost of products sold increased 1% to $43.0 million in 2006 as compared to $42.5 million in 2005.  Gross profit on product revenue increased 15% to $28.8 million for 2006 from $25.0 million in 2005.  Product Gross Margin increased to 40.1% in 2006 as compared to 37.1% in 2005.  Key factors in the improvement were higher sales and margins in our heartworm preventive product, where we took in house certain manufacturing operations which were previously outsourced; higher sales and margins in our heartworm diagnostic tests, where agreements under which we paid certain royalties expired in 2005 and 2006; and a greater proportion of product sales from instrument consumables, which typically have a higher than average gross margin.

Cost of research, development and other revenue decreased 81% to $274 thousand in the twelve months ended December 31, 2007 as compared to $1.4 million in 2006.  Gross profit on research, development and other revenue decreased 32% to $1.3 million for 2007 from $1.8 million in 2006.  Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, increased to 82.1% for 2007 as compared to 56.4% in 2006.  The primary reason for the increase in gross margin was revenue related to the Allergopharma Portfolio from deferred licensing fees for which a corresponding capitalized patent cost was amortized, which occurred in 2006, but not in 2007.  This was somewhat offset by the acceleration of certain previously deferred upfront licensing fees which were recognized in 2006 due to the sale of the Allergopharma Portfolio in December 2006.

Cost of research, development and other revenue increased 29% to $1.4 million in 2006 as compared to $1.1 million in 2005.  Gross profit on research, development and other revenue increased 131% to $1.8 million for the twelve months ended December 31, 2006 from $793 thousand in 2005.  Other Gross Margin increased to 56.4% for 2006 as compared to 42.0% in 2005.  The primary reason for the increase in gross margin was the acceleration of certain previously deferred upfront licensing fees which were recognized in 2006 due to the sale of the Allergopharma Portfolio in December 2006.

We expect Gross Margin to be down slightly for 2008 as a whole compared to 2007.

Operating Expenses

Selling and marketing expenses increased by 12% to $16.1 million in 2007 compared to $14.4 million in 2006.  A key factor in the increase was cost related to new product launches.  Selling and marketing expenses increased by 2% to $14.4 million in 2006 as compared to $14.0 million in 2005 primarily due to increased expenditures on marketing programs.

Research and development expenses decreased by $804 thousand to $2.7 million in 2007 from $3.5 million in 2006.  A factor in the decline was a decrease in accrual expenses related to our Management Incentive Program (“MIP”) recognized in 2007 as compared to 2006.  Research and development expenses decreased by $266 thousand to $3.5 million in 2006 from $3.7 million in 2005.  A key factor in the decline was lower personnel costs.

General and administrative expenses decreased by 10% to $8.9 million in 2007 from $9.9 million in 2006.  Key factors in the decline were lower incentive compensation, including compensation related to our MIP, in 2007 as compared to 2006, and lower legal fees, primarily related to our litigation with UV in 2006.  General and administrative expenses increased by 38% to $9.9 million in 2006 from $7.2 million in 2005.  Key factors in the increase include increased compensation expense, primarily related to the accrual of our 2006 Management Incentive Plan (“MIP”) payouts and options granted to management which were expensed for accounting purposes in 2006 but not 2005, increased legal fees, primarily related to litigation with UV, and increased rent expense.

In 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held net of costs.  In 2006, we recognized a gain of approximately $155 thousand on the sale of the Allergopharma Portfolio.  The gain is equal to the sales price less the net book value of the Allergopharma Portfolio, which included all of our unamortized capitalized patent costs.  We had no similar transactions in 2005.

In 2008, we expect total operating expenses to increase as compared to 2007.  We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

Interest and Other Expense, Net

Interest and other expense, net was $588 thousand in 2007, as compared to $1.0 million in 2006 and $774 thousand in 2005.  This line item includes interest expense, interest income and foreign currency gains and losses.  The largest factor in the decrease from 2006 to 2007 was lower borrowings under our credit and security agreement with Wells Fargo along with the fact that we repaid $500 thousand in subordinated debt in May 2007.  Another factor was lower interest rate spreads to Prime on our borrowings with Wells Fargo resulting from our achievement of negotiated milestones.  The increase from 2005 to 2006 was primarily a result of increased interest on borrowings under our credit and security agreement with Wells Fargo due to increases in Wells Fargo’s prime rate.

We expect interest and other expense, net to decrease in 2008 as compared to 2007 based on the currently lower Prime rate of interest from Wells Fargo.

Income Tax Expense (Benefit)

Current income tax expense consists of taxes payable on tax returns for a given year.  These primarily relate to domestic federal alternative minimum tax payments required.  We have typically not had to pay much in cash taxes when we have generated taxable income due to our NOL in Switzerland and in the United States.

Net operating loss usage represents the tax we would have paid had we not had an NOL in a given jurisdiction that we did not pay as a result of that NOL.  This consists solely of net operating loss usage in Switzerland in all periods reported.

A valuation allowance adjustment is due to a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years.  Based on the profitable operating performance of our subsidiary in Switzerland, in the fourth quarter of 2005 we concluded that our NOL in Switzerland was realizable on a more-likely-than-not basis.  We reduced the related valuation allowance in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand, reported as a valuation allowance adjustment income tax benefit.  This resulted in a net deferred tax asset of $185 thousand - equal to the estimated quantity of income taxes we would have recognized in our future statements of operations as income tax expense that we would not have to actually pay in cash assuming our estimate of our NOL in Switzerland was exactly correct.

We subsequently obtained agreements from the tax authorities in the canton of Fribourg regarding the determination of our taxable income which reduced our taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes and we expect to reduce our taxable income, and thus our tax obligation, in future years as compared to prior expectations.  Given our corresponding lower income expectations in Switzerland, we no longer believed we would utilize all of our NOL in Switzerland before it fully expires at the end of 2008.  Accordingly, we reduced our net deferred tax asset related to this NOL via an increase in the related valuation allowance which is reported as a valuation allowance adjustment income tax expense of $69 thousand in the fourth quarter of 2006.

In the fourth quarter of 2007, based on the Company’s profitable domestic operating performance, we concluded that a portion of our domestic deferred tax assets, which primarily consist of our domestic NOL, was realizable on a more-likely-than-not basis and the related valuation allowance was, resulting in an income tax benefit of $30 million, reported as a valuation allowance adjustment income tax benefit.  This resulted in a net deferred tax asset of $30 million for our domestic deferred tax assets.

In 2008, we expect current income tax expense to increase compared to 2007 primarily due to greater domestic federal alternative minimum tax payments resulting from greater domestic taxable income in 2008 compared to 2007.  We expect net operating loss usage income tax expense to increase significantly in 2008 as compared to 2007 as we expect to report domestic net operating loss usage, which we expect to be much greater than the net operating loss usage income tax expense in Switzerland we have reported to date, on this line item for the first time.  We do not expect to have any valuation allowance adjustment income tax expense or benefit in 2008 and expect to record valuation allowance adjustment income tax expense or benefit infrequently, if at all, in future years.

Net Income (Loss)

In 2007, we recorded the third consecutive year of profitability in our history.  Our 2007 net income was $34.8 million as compared to $1.8 million in 2006 and $282 thousand in 2005.  A large valuation allowance income tax benefit was the primary reason for the increase from 2006 to 2007, although increased revenue also contributed to the improvement.  The 2006 improvement over 2005 was due to higher revenue and higher Gross Margin, somewhat offset by increased operating expenses.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since inception in 1988.  For the year ended December 31, 2007, we had total revenue of $82.3 million and net income of $34.8 million.  In 2007, net cash used by operations was $1.7 million.  At December 31, 2007, we had $5.5 million of cash and cash equivalents, working capital of $9.9 million, $12.6 million of outstanding borrowings under our revolving line of credit, discussed below, and $1.9 million of other debt and capital leases.

Net cash flows from operating activities used cash of $1.7 million in 2007 as compared to providing cash of $1.1 million in 2006 and $148 thousand in 2005.  The major factors in the use of cash in 2007 as compared to providing cash in 2006 were increased inventories of $5.4 million due primarily to the non-cash transfer of inventory to property and equipment related to 2007 rental programs on certain of our diagnostic instruments as well as greater overall inventory levels, decreases in accrued liabilities and other related items of $3.7 million primarily due to decreases in accrued management incentive plan payouts, somewhat offset by a $33.0 million improvement in our net income which was mostly offset by a corresponding $30.1 million deferred tax benefit change, a $2.5 million improvement in cash provided by accounts receivable resulting from a lower days outstanding accounts receivable balance and a $1.2 million improvement in cash provided by accounts payable related to increased spending.  The major factors in the improvement in our cash provided from operations in 2006 as compared to 2005 was a  $3.7 million increase in cash from accrued liabilities, the largest component of which was approximately $1.5 million in anticipated payouts under our MIP which were accrued at year end 2006 as compared to no such anticipated payouts in 2005, a $1.5 million improvement in our net income, a $1.1 million improvement in cash used for accounts payable and an approximately $700 thousand increase in stock-based compensation recognized for accounting purposes but not paid in cash.  The latter primarily relates to the adoption of a new accounting standard related to the expensing of stock options.  These factors were somewhat offset by a $3.8 million greater usage of cash from accounts receivable, primarily related to our revenue growth, an approximately $1.5 million greater usage of cash for inventory purchases and an approximately $1.0 million greater usage of cash related to deferred revenue and other long-term liabilities, primarily related to our recognition of approximately $1.5 million in previously deferred licensing fees upon completion of the sale of the Allergopharma Portfolio in December 2006.

Net cash flows from investing activities used cash of $2.3 million in 2007 as compared to providing cash of $159 thousand in 2006 and using $1.5 million in 2005.  Expenditures for property and equipment totaled approximately $2.4 million, $1.2 million and $1.4 million in 2007, 2006 and 2005, respectively.  The cash used in 2007 was entirely for purchases of property and equipment, which increased from 2006 due to the purchases of demonstration units for the three new diagnostic instruments we launched in 2007 and increased purchases related to our Des Moines manufacturing operations in 2007 as compared to 2006.  In 2006, the sale of certain intellectual property generated cash, after related costs, of approximately $1.6 million which was slightly larger than approximately $1.5 million in capital expenditures and capitalized patent costs.  In 2005, approximately $1.6 million in capital expenditures and capitalized patent costs were somewhat offset by $100 thousand of proceeds from the repayment of a loan.

Net cash flows from financing activities provided cash of $4.2 million in 2007 as compared to using $1.4 million in 2006 and providing $1.8 million in 2005.  In 2007, we increased our line of credit borrowings by $4.6 million and received $851 thousand from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.  These cash inflows were somewhat offset by the repayment of principal on term debt of $1.3 million.  In 2006, we reduced our line of credit borrowings by $1.4 million and repaid principal on term debt of $763 thousand which was somewhat offset by $766 thousand in proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.  In 2005, the primary source of cash was $2.5 million in new term debt from Wells Fargo, somewhat offset by $922 thousand repayment of borrowings under our revolving line of credit with Wells Fargo.

At December 31, 2007, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as a result of a December 2007 amendment to our credit and security agreement with Wells Fargo which increased the line of credit to $15.0 million from $12.0 million previously.  At December 31, 2007, $12.6 million was outstanding under this line of credit.  Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  On December 31, 2007, interest was charged at a stated rate of prime plus 0% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed above, as well as our other borrowings, to become immediately due and payable or impact our ability to borrow under the agreement.  Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings.  We were in compliance with all financial covenants as of December 31, 2007.  At December 31, 2007, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $1.6 million.

At December 31, 2007, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.9 million primarily related to three term loans with Wells Fargo.  One term loan is secured by real estate in Iowa and had an outstanding balance at December 31, 2007 of approximately $481 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009.  The term loan had a stated interest rate of prime plus 0% on December 31, 2007.  The other two term loans are secured by machinery and equipment at our Des Moines,

Iowa and Loveland, Colorado locations (the “Equipment Notes”).  The Equipment Notes had a stated interest rate of prime plus 0% on December 31, 2007.  Principal payments on the Equipment Notes of $46,296 plus interest are due monthly with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009.  Our capital lease obligations totaled approximately $11 thousand at December 31, 2007.

At December 31, 2007, we had property and equipment, net, of approximately $10.7 million, an increase of approximately $3.7 million as compared to the level on December 31, 2006.  This increase was primarily related to instruments used by our customers on a rental basis which were accounted for as a non-cash transfer from property and equipment at the time of purchase.

At December 31, 2007, we had deferred revenue and other long term liabilities, net of current portion, of approximately $6.3 million.  Included in this total is approximately $5.4 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed.  These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing, selling and distribution efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing revenue, the extent of the market acceptance of any new products, the extent to which currently planned products and/or technologies under development are successfully developed, changes required by us by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2008 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2008 and into 2009.  Our financial plan for 2008 expects that we will have positive cash flow from operations, primarily through increased revenue.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.  See “Risk Factors” In Item 1A.

A summary of our contractual obligations at December 31, 2007 is shown below.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$1,916	$767	$1,149	$—	$—
Capital lease obligations	11	9	2	—	—
Interest payments on debt	155	115	40	—	—
Line of credit	12,614	12,614	—	—	—
Operating leases	29,018	1,824	5,086	3,465	18,643
Unconditional purchase obligations	2,674	2,674	—	—	—
Total contractual cash obligations	$46,388	$18,003	$6,277	$3,465	$18,643

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

Net Operating Loss Carryforwards

As of December 31, 2007, we had a net domestic operating loss carryforward, or NOL, of approximately $164.6 million, a domestic alternative minimum tax credit of approximately $146 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand.  Our NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”).  We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.  We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.  We also have net operating loss carryforwards in Switzerland of approximately $920 thousand related to losses previously recorded by Heska AG which are scheduled to expire at the end of 2008.

Recent Accounting Pronouncements

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The adoption of FIN 48 had no material impact on our results of operations or our financial position for the year ended December 31, 2007.

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for fiscal years beginning after December 15, 2007.  The EITF concluded that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when goods or services are no longer expected to be provided.  We are currently assessing the impact of implementing this standard but we do not expect it will have a material impact on our results of operations or our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141 “Business Combinations”.  Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective.  We are currently evaluating the impact, if any, that SFAS 141R may have on our financial statements.

SFAS No. 123R, “Share-Based Payment” (Revised 2004)

Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004.  We adopted this standard when required on January 1, 2006.  On April 14, 2005, the SEC issued a release amending the compliance dates for SFAS No. 123R.  Under the SEC’s new rule, companies in our position could implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as originally required under SFAS No. 123R, that begins after June 15, 2005.  We originally intended to adopt SFAS No. 123R beginning on July 1, 2005 but based on the SEC’s action on April 14, 2005, we decided to adopt this standard effective on January 1, 2006.  We adopted SFAS No. 123R under the modified prospective method of adoption.  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which became effective in 1996, allowed for the continued measurement of compensation cost for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma disclosures were made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied.  We have elected to account for our stock-based compensation plans under APB No. 25 in 2004 and 2005.  Upon adoption of SFAS No. 123R, we were required to recognize compensation expense using the fair value-based model for options that vest after the effective date of SFAS No. 123R adoption, including those that were granted prior to the effective date of SFAS No. 123R adoption.  This resulted in us recording compensation expense for periods after the effective date of SFAS No. 123R adoption.  Historically, under APB No. 25, we have recorded minimal amounts of stock-based compensation.  On February 24, 2005, our Board of Directors considered the significant impact that the use of fair values, rather than intrinsic values, would have on our future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payouts were made for 2004 and the 2005 management incentive plan calls for a performance in excess of our internal budget before any bonus payments are made, and authorized our Stock Option Committee, which consisted solely of our Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005 our Board of Directors approved the extension of the Vesting Authorization to our Stock Option Committee from June 30, 2005 to December 31, 2005.  On March 30, 2005 our Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82.  These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification.  However, for pro forma purposes, in accordance with SFAS No. 123, the remaining unamortized compensation related to these options was reported in the footnotes to our financial statements.  This action effected options to purchase approximately 750 thousand shares, approximately 55 thousand of which were shares underlying options held by our Directors and Executive Officers.  This follows a similar action for similar reasons in December 2004 under which unvested options to purchase approximately 2.2 million shares were immediately vested.  We also have an employee stock purchase plan under which we expect to recognize compensation expense under SFAS No. 123R beginning on January 1, 2006.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates.  At December 31, 2007, approximately $14.5 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 7.25%.  We also had approximately $5.5 million of cash and cash equivalents at December 31, 2007, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on December 31, 2007.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $90 thousand based on our outstanding balances as of December 31, 2007.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on December 31, 2007.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our 2007 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $1.1 million.

Item 8.  Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heska Corporation:

We have audited the accompanying consolidated balance sheets of Heska Corporation and its subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2005, 2006 and 2007.  We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and its subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, for the years ended December 31, 2005, 2006 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Heska Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO Criteria.

/S/	Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
March 3, 2008

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,275	$5,524
Accounts receivable, net of allowance for doubtful accounts of $98 and $96, respectively	11,372	11,064
Inventories, net	13,090	16,395
Deferred tax asset, current	17	1,260
Other current assets	898	884
Total current assets	30,652	35,127
Property and equipment, net	6,948	10,669
Goodwill	771	834
Deferred tax asset, net of current portion	32	28,776
Other assets	92	185
Total assets	$38,495	$75,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,849	$5,653
Accrued liabilities	2,489	2,309
Accrued compensation	2,006	866
Income taxes payable	58	—
Current portion of deferred revenue	3,281	2,977
Line of credit	8,022	12,614
Current portion of capital lease obligations	8	9
Current portion of long-term debt	1,267	767
Total current liabilities	21,980	25,195
Capital lease obligations, net of current portion	11	2
Long-term debt, net of current portion	1,916	1,149
Deferred revenue, net of current portion, and other	7,840	6,362
Total liabilities	31,747	32,708
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 50,764,273 and 51,447,663 shares issued and outstanding, respectively	51	51
Additional paid-in capital	214,601	215,685
Accumulated other comprehensive income	92	335
Accumulated deficit	(207,996)	(173,188)
Total stockholders’ equity	6,748	42,883
Total liabilities and stockholders’ equity	$38,495	$75,591

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenue:
Product revenue, net:
Core companion animal health	$54,716	$59,936	$65,910
Other vaccines, pharmaceuticals and products	12,833	11,879	14,897
Total product revenue, net	67,549	71,815	80,807
Research, development and other	1,888	3,245	1,528
Total revenue, net	69,437	75,060	82,335

Cost of revenue:
Cost of products sold	42,515	43,000	48,874
Cost of research, development and other	1,095	1,414	274
Total cost of revenue	43,610	44,414	49,148

Gross profit	25,827	30,646	33,187

Operating expenses:
Selling and marketing	14,020	14,356	16,109
Research and development	3,749	3,483	2,679
General and administrative	7,187	9,887	8,925
(Gain) on sale of assets	—	(155)	(47)
Total operating expenses	24,956	27,571	27,666
Income from operations	871	3,075	5,521
Interest and other expense, net	774	1,041	588
Income before income taxes	97	2,034	4,933
Income tax expense (benefit):
Current	—	58	108
Net operating loss usage	—	79	17
Valuation allowance adjustment	(185)	69	(30,000)
Total income tax expense (benefit)	(185)	206	(29,875)
Net income	$282	$1,828	$34,808

Basic net income per share	$0.01	$0.04	$0.68
Diluted net income per share	$0.01	$0.03	$0.63
Weighted average outstanding shares used to compute basic net income per share	49,650	50,347	51,097
Weighted average outstanding shares used to compute diluted net income per share	50,438	52,932	55,509

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balances, January 1, 2005	49,339	$49	$212,533	$(67)	$170	$(210,106)	$2,579
Issuance of common stock related to options, ESPP and other	769	1	579	—	—	—	580
Repurchase of stock	(66)	—	(58)	—	—	—	(58)
Recognition of stock based compensation	—	—	—	67	—	—	67
Comprehensive net income:
Net income	—	—	—	—	—	282	282
Minimum pension liability adjustments	—	—	—	—	96	—	96
Unrealized gain on available for sale investments	—	—	—	—	27	—	27
Foreign currency translation adjustments	—	—	—	—	(340)	—	(340)
Comprehensive net income	—	—	—	—	—	—	65
Balances, December 31, 2005	50,042	50	213,054	—	(47)	(209,824)	3,233
Issuance of common stock related to options, ESPP and other	722	1	765	—	—	—	766
Recognition of stock based compensation	—	—	782	—	—	—	782
Comprehensive net income:
Net income	—	—	—	—	—	1,828	1,828
Minimum pension liability adjustments	—	—	—	—	(89)	—	(89)
Unrealized (loss) on available for sale investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	233	—	233
Comprehensive net income	—	—	—	—	—	—	1,967
Balances, December 31, 2006	50,764	51	214,601	—	92	(207,996)	6,748
Issuance of common stock related to options, ESPP and other	684	—	851	—	—	—	851
Recognition of stock based compensation	—	—	233	—	—	—	233
Comprehensive net income:
Net income	—	—	—	—	—	34,808	34,808
Minimum pension liability adjustments	—	—	—	—	53	—	53
Unrealized gain on available for sale investments	—	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	—	185	—	185
Comprehensive net income	—	—	—	—	—	—	35,051
Balances, December 31, 2007	51,448	$51	$215,685	$—	$335	$(173,188)	$42,883

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$282	$1,828	$34,808
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,850	1,671	2,183
Amortization of intangible assets	157	334	—
Deferred tax (benefit) expense	(185)	148	(29,983)
Stock based compensation	90	782	233
Loss (gain) on disposition of assets	17	(155)	(47)
Unrealized gain on foreign currency translation	(149)	(161)	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,585	(2,200)	308
Inventories	38	(1,419)	(6,840)
Other current assets	86	84	19
Other long-term assets	84	—	4
Accounts payable	(1,494)	(349)	804
Accrued liabilities and other	(1,265)	2,421	(1,320)
Income taxes payable	—	58	(58)
Deferred revenue and other long-term liabilities	(948)	(1,917)	(1,822)
Net cash provided by (used in) operating activities	148	1,125	(1,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	—	1,640	47
Proceeds from repayment of loan	100	—	—
Purchases of property and equipment	(1,376)	(1,189)	(2,357)
Capitalized patent costs	(187)	(292)	—
Net cash provided by (used in) investing activities	(1,463)	159	(2,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	557	766	851
Repurchase of stock	(58)	—	—
Proceeds from (repayments of) line of credit borrowings, net	(922)	(1,431)	4,591
Proceeds from long-term debt	2,500	—	—
Repayments of debt and capital lease obligations	(302)	(763)	(1,275)
Net cash provided by (used in) financing activities	1,775	(1,428)	4,167
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(211)	188	122
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	249	44	249
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,982	5,231	5,275
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,231	$5,275	$5,524
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,004	$1,178	$774
Non-cash transfer of inventory to property and equipment	$34	$15	$3,565

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION AND BUSINESS

Heska Corporation (“Heska” or the “Company”) develops, manufactures, markets, sells and supports veterinary products.  Heska’s core focus is on the canine and feline companion animal health markets.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains the majority of its cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits, U.S. government agency obligations and U.S. corporate commercial paper.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other currency foreign hedging arrangements.  Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months.  The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date, with changes due to foreign exchange fluctuations recorded in current earnings.  The Company held 1,607,633 and 415,931 Euros at December 31, 2006 and 2007, respectively.  The Company held 50,954,278 and 57,730,441 Yen at December 31, 2006 and 2007, respectively.  The Company held 1,347,692 and 667,506 Swiss Francs at December 31, 2006 and 2007, respectively.  The Company held 1,202 and 1,348 British Pounds at December 31, 2006 and 2007, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit.  The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value.  The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2006 and 2007, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Inventory manufactured by the Company includes the cost of material, labor and overhead.  If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2006	2007
Raw materials	$5,337	$4,865
Work in process	3,426	3,138
Finished goods	5,851	8,969
Allowance for excess or obsolete inventory	(1,524)	(577)
	$13,090	$16,395

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2006	2007
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	19,503	24,918
Leasehold and building improvements	7 to 15 years	5,230	5,282
		27,788	33,255
Less accumulated depreciation and amortization		(20,840)	(22,586)
		$6,948	$10,669

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis.  The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period.  During 2005, 2006 and 2007, total costs transferred from inventory were approximately $34 thousand, $15 thousand and $3.6 million, respectively.

Depreciation and amortization expense for property and equipment was $1.9 million, $1.7 million and $2.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary.  This goodwill is reviewed at least annually for impairment.  At December 31, 2006 and 2007, goodwill was approximately $771 thousand and $834 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment.  The Company completed its annual analysis of the fair value of its goodwill at December 31, 2007 and determined there was no indicated impairment of its goodwill.  The change in carrying value of the goodwill between years was solely due to foreign currency rate changes.  There can be no assurance that future goodwill impairments will not occur.  There are no other intangible assets that are not being amortized on a periodic basis.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company generates its revenues through sale of products and services, licensing of product and technology rights, and research and development services.  Revenue is accounted for in accordance with the guidelines provided by SEC Codification of Staff Accounting Bulletins, Topic 13:  Revenue Recognition.  The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

·                  Persuasive evidence of an arrangement exists;

·                  Delivery has occurred or services rendered;

·                  Price is fixed or determinable; and

·                  Collectibility is reasonably assured.

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology.  The Company received approximately $560 thousand, $395 thousand and $325 thousand of such payments in 2005, 2006 and 2007, respectively.  Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), in determining the separate units of accounting.  For those arrangements subject to the separation criteria of EITF 00-21, the Company must determine whether the various elements meet the criteria to be accounted for as separate elements.  If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company’s obligations to the customer are fulfilled, as appropriate.  If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met.  In accounting for these multiple element arrangements, the Company must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (see Note 9) are reflected in cost of products sold as incurred.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

During the year ended December 31, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”).  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”).  Any accounting difference between SFAS No. 123R and SFAS No. 123, as historically applied by the Company, shall be defined as the “123R Effect”.  During the year ended December 31, 2006 and 2007, the 123R Effect reduced the Company’s income from continuing operations, income before income taxes and net income by $782 thousand and $233 thousand, basic and diluted earnings per share by $0.02 and $0.01 per share for 2006 and $0.01 and $0.00 per share for 2007, respectively, and did not have a material impact on cash flow from operations and cash flow from financing.  At December 31, 2007, the Company had two stock-based compensation plans.  See Note 7 for a description of these plans and additional disclosures regarding the plans.  The Company recorded compensation expense of $67 thousand for the year ended December 31, 2005 related to grants of restricted common stock.  The Company recognized $23 thousand of compensation expense related to the exercise of one option in 2005.  For the years ended December 31, 2006 and 2007, the Company recorded compensation expense of approximately $782 thousand and $233 thousand, respectively, related to its stock-based compensation plans.

Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share for the year ended December 31, 2005 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

Year Ended December 31,
2005
(in thousands except per share data)
Net income (loss) as reported	$282
Stock-based employee compensation expense included in the determination of net loss, as reported	90
Stock-based employee compensation expense as if the fair value based method had been applied to all awards	(3,175)
Net income (loss), pro forma	$(2,803)
Net income (loss) per share:
Basic and diluted — as reported	$0.01
Basic and diluted — pro forma	$(0.06)

As discussed in more detail in Note 7, in March 2005 the vesting of options to purchase approximately 750 thousand shares was accelerated.  These options were not “in-the-money” at the time of acceleration and, therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of the modifications.  However, for pro forma purposes in accordance with SFAS No. 123, the remaining unamortized compensation related to these options, calculated under SFAS No. 123 of approximately $540 thousand was recorded in 2005 and included in the table above.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses were $353 thousand, $443 thousand and $654 thousand for the years ended December 31, 2005, 2006 and 2007, respectively.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic and Diluted Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  At December 31, 2005, 2006 and 2007, securities that have been excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 7,918,601, 3,721,800 and 1,616,886 shares, respectively, of the Company’s common stock.  Securities included in the diluted net income per share calculation at December 31, 2005, 2006 and 2007, using the treasury stock method, were outstanding options to purchase approximately 788 thousand, 2.6 million and 4.4 million shares of the Company’s common stock, respectively.

Comprehensive Income

Comprehensive income, as shown in the Consolidated Statement of Stockholders’ Equity, includes net income adjusted for the results of certain stockholders’ equity changes.  Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2007, Accumulated Other Comprehensive Income consists of $344 thousand gain for cumulative translation adjustments, $36 thousand for unrealized pension liability and $27 thousand of unrealized gain on available for sale investments.  At December 31, 2006, Accumulated Other Comprehensive Income consists of $159 thousand gain for cumulative translation adjustments, $89 thousand for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments.  At December 31, 2005, Accumulated Other Comprehensive Income consists of $74 thousand loss for cumulative translation loss adjustments and $27 thousand of unrealized gain on available for sale securities.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The adoption of FIN 48 had no material impact on our results of operations or our financial position for the year ended December 31, 2007.

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for fiscal years beginning after December 15, 2007.  The EITF concluded that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when goods or services are no longer expected to be provided.  We are currently assessing the impact of implementing this standard but we do not expect it will have a material impact on our results of operations or our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141 “Business Combinations”.  Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective.  We are currently evaluating the impact, if any, that SFAS 141R may have on our financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.              CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software.  At December 31, 2006 and 2007, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $38 thousand and $38 thousand, respectively, and net book value of approximately $17 thousand and $9 thousand, respectively.  The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes.  Under the terms of the Company’s lease agreements, the Company is required to make monthly payments of principal and interest through the year 2009, at interest rates ranging from 11.0% to 14.0% per annum.  The equipment under the capital leases serves as security for the leases.

The future annual minimum required payments under capital lease obligations as of December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	$10
2009	2
Total future minimum lease payments	12
Less amount representing interest	1
Present value of future minimum lease payments	11
Less current portion	9
Total long-term capital lease obligations	$2

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.              LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2006	2007
Real estate mortgage loan with a commercial bank, due in monthly installments, with the balance due of $163 thousand on June 30, 2009, with a stated interest rate of prime plus 2.5% at December 31, 2006 and prime at December 31, 2007 (10.75% and 7.25%, respectively).	$693	$481
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $481 thousand on June 30, 2009, with a stated interest rate of prime plus 2.5% at December 31, 2006 and prime at December 31, 2007 (10.75% and 7.25%, respectively).	1,592	1,148
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments beginning February 2006 with the balance due of $120 thousand on June 30, 2009, with a stated interest rate of prime plus 2.5% at December 31, 2006 and prime at December 31, 2007 (10.75% and 7.25%, respectively).	398	287
Subordinated promissory note, secured by the manufacturing facility in Des Moines, paid in full in May 2007.	500	—
	3,183	1,916
Less installments due within one year	(1,267)	(767)
	$1,916	$1,149

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires June 30, 2009.  The agreement includes the real estate mortgage loan and term loans above, and a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2007 of prime (7.25%).  Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets.  Under the agreement, the Company is required to comply with certain financial and non-financial covenants.  Among the financial covenants are requirements for monthly minimum book net worth, quarterly minimum net income and monthly minimum liquidity.  The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  As of December 31, 2007, approximately $12.6 million was outstanding on the line of credit and there was $1.6 million available capacity for additional borrowings under the line of credit agreement.

Maturities of long-term debt as of December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	$767
2009	1,149
$1,916

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.              SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Interest and other expense (income):
Interest income	$(63)	$(69)	$(87)
Interest expense	1,086	1,244	721
Other, net	(249)	(134)	(46)
	$774	$1,041	$588

6.              INCOME TAXES

As of December 31, 2007, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $164.6 million, a domestic alternative minimum tax credit of approximately $146 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand.  The Company’s domestic NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”).  The Company believes the latest Ownership Change occurred at the time of its initial public offering in July 1997.  The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.  The Company also had an NOL of approximately $920 thousand in Switzerland at December 31, 2007 related to losses previously recorded by Heska AG, the Company’s subsidiary in Switzerland, which is scheduled to expire at the end of 2008.

The Company reduces its deferred tax assets by an offsetting valuation allowance if, based on judgmental assessment of available evidence, the Company is unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  The Company maintained a full, offsetting valuation allowance for all deferred tax assets prior to 2005.  The Company records a valuation allowance adjustment income tax benefit or expense due to a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years.  Based on the profitable operating performance of Heska AG, the Company’s evaluation determined that its NOL in Switzerland was realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2005, resulting in an income tax benefit of approximately $185 thousand and a corresponding net deferred tax asset of approximately $185 thousand on December 31, 2005.  The Company subsequently obtained agreements from the tax authorities in the canton of Fribourg (the “Tax Agreements”) regarding the Company’s determination of taxable income.  The Company anticipated the Tax Agreements would reduce the Company’s taxable income and therefore tax obligation in Switzerland in future years as compared to prior expectations.  In addition, the Tax Agreements reduced the Company’s taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes.  Accordingly, due to the Company’s lower income expectations in Switzerland related to the Tax Agreements, the Company no longer believed it would be able to utilize all of its NOL in Switzerland before it fully expired and made an associated reduction in its net deferred tax asset in the fourth quarter of 2006 via an increase of $69 thousand in the related valuation allowance along with a corresponding income tax expense journal entry.  As a result of the Tax Agreements, the Company had a smaller net deferred tax asset, lower foreign taxable income and greater domestic taxable income than the Company estimated when it reported its results for the year ended December 31, 2005.  Based on the Company’s profitable domestic operating performance, the Company’s evaluation determined that a portion of its domestic deferred tax assets, which primarily consist of its domestic NOL, was realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2007, resulting in an income tax benefit of $30 million and a corresponding net deferred tax asset of $30 million on December 31, 2007.

We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  In the United States, the tax years 2004 — 2006 remain open to examination by the federal Internal Revenue Service and the tax years 2003 — 2006 remain open for various state taxing authorities.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Domestic	$(1,080)	$1,976	$4,802
Foreign	1,177	58	131
	$97	$2,034	$4,933

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2006	2007
Current deferred tax assets (liabilities):
Inventory	$555	$191
Accrued compensation	52	69
Net operating loss carryforwards — domestic	—	649
Net operating loss carryforwards — foreign	17	36
Other	347	315
	971	1,260
Valuation allowance	(954)	—
Total current deferred tax assets (liabilities)	$17	$1,260

Noncurrent deferred tax assets (liabilities):
Research and development tax credit	$307	$307
Alternative minimum tax credit	81	146
Deferred revenue	4,217	3,655
Property and equipment	925	1,151
Net operating loss carryforwards — domestic	64,345	62,318
Net operating loss carryforwards — foreign	32	—
	69,907	67,577
Valuation allowance	(69,875)	(38,801)
Total noncurrent deferred tax assets (liabilities)	$32	$28,776

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current income tax expense (benefit):
Federal	$—	$58	$81
State	—	—	27
Foreign	—	—	—
Total current expense (benefit)	—	58	108
Deferred income tax expense (benefit):
Federal	—	—	(26,667)
State	—	—	(3,333)
Foreign	(185)	148	17
Total deferred benefit	(185)	148	(29,983)
Valuation allowance	—	—	—
Total income tax expense (benefit)	$(185)	$206	$(29,875)

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differ from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2005	2006	2007

Statutory federal tax rate	34%	35%	33%
State income taxes, net of federal benefit	4%	4%	4%
Other permanent differences	107%	9%	4%
Domestic NOL utilization	—	—	(38)%
Foreign NOL utilization	(95)%	—	—
Foreign rate difference	(199)%	2%	—
Current year impact of foreign tax holiday	(166)%	(1)%	—
Loss of foreign NOL benefit under new tax rate agreement	—	7%	—
Swiss NOL carryforward	(190)%	(1)%	—
Change in valuation allowance	352%	(50)%	(608)%
Other	(38)%	5%	(1)%
Effective income tax rate	(191)%	10%	(606)%

7.              CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock.  In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans.  However, options granted and unexercised under the prior plans are still outstanding.  All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan.  In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant.  In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company’s common stock.  The number of shares reserved for issuance under all plans as of January 1, 2008 was 4,478,553.

The stock options granted by the board of directors may be either incentive stock options (“ISOs”) or non-qualified stock options (“NQs”).  The exercise price for options under all of the plans may be no less than

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates.  The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option.  The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2007, 2006 and 2005; the Company treated all employees in one grouping in all three years.  The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2007, 2006 and 2005.  The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2007, 2006 and 2005.  The Company’s expected dividends input was zero in 2007, 2006 and 2005.  Weighted average assumptions used in 2007, 2006 and 2005 for each of these four key inputs are listed in the following table.

	2005	2006	2007
Risk-free interest rate	4.17%	4.81%	3.46%
Expected lives	2.8 years	2.8 years	3.0 years
Expected volatility	86%	65%	60%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2005		2006		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,350,959	$1.4509	11,989,582	$1.3251	11,818,823	$1.3575
Granted at Market	3,999,897	$1.0130	1,078,891	$1.5175	980,835	$1.9305
Granted above Market	—	$—	—	$—	—	$—
Cancelled	(821,161)	$1.6345	(681,377)	$1.3042	(122,746)	$2.9538
Exercised	(540,113)	$0.7222	(568,273)	$1.0418	(558,495)	$1.1348
Outstanding at end of period	11,989,582	$1.3251	11,818,823	$1.3575	12,118,417	$1.3979
Exercisable at end of period	11,765,335	$1.3373	11,792,445	$1.3585	11,340,083	$1.3675

The total estimated fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 were computed to be approximately $810 thousand, $718 thousand and $2.2 million, respectively.  The amounts are amortized ratably over the vesting periods of the options.  The weighted average estimated fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was computed to be approximately $0.83, $0.68 and $0.56, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $557 thousand, $251 thousand and $123 thousand, respectively.  The cash proceeds from options exercised during the years ended December 31, 2007, 2006 and 2005 were $634 thousand, $592 thousand and $390 thousand.  The Company does not consider the tax benefit realized as a result of the exercise of these options to be material given the Company’s relatively large NOL in the United States.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.34 - $0.87	1,948,126	5.11	$0.6426	1,948,126	$0.6426
$0.88 - $1.06	2,845,950	6.07	$0.9401	2,845,950	$0.9401
$1.07 - $1.25	2,568,823	6.39	$1.2134	2,564,656	$1.2136
$1.27 - $1.82	2,139,453	7.04	$1.5971	2,139,453	$1.5971
$1.83 - $13.75	2,616,065	6.43	$2.4768	1,841,898	$2.7422
$0.34 - $13.75	12,118,417	6.23	$1.3979	11,340,083	$1.3675

As of December 31, 2007, there was $681 thousand of total unrecognized compensation expense related to outstanding stock options.  That cost is expected to be recognized over a weighted-average period of 2.1 years with all cost to be recognized by the end of December 2011, assuming all options vest according to the vesting schedules in place at December 31, 2007.  As of December 31, 2007, the aggregate intrinsic value of outstanding options was approximately $6.9 million and the aggregate intrinsic value of exercisable options was approximately $6.9 million.

Modifications to and Vesting of Certain Stock Option Grants

On February 24, 2005, the Company’s Board of Directors (the “Board of Directors”) considered the significant impact that the use of fair values, rather than intrinsic values, would have on the Company’s future results of operations, as well as factors including that the management team had requested that their salaries be frozen for 2005, many non-management employees’ 2005 raises were to be below market levels, no management bonus payments were made for 2004 and the 2005 management incentive plan called for a performance in excess of the Company’s internal budget before any bonus payments were to be made, and authorized the Company’s Stock Option Committee (the “Stock Option Committee”), which consisted solely of the Company’s Chief Executive Officer, to immediately vest all options granted from that date through June 30, 2005 and to accelerate the vesting of any outstanding but unvested stock options with a strike price that is not “in-the-money” at its discretion (the aggregate authorization to the Stock Option Committee to be known as the “Vesting Authorization”) through June 30, 2005; for similar reasons and understanding the SEC had issued a release amending the compliance date for SFAS No. 123R, on May 9, 2005, the Board of Directors approved the extension of the Vesting Authorization to the Stock Option Committee from June 30, 2005 to December 31, 2005.  On March 30, 2005, the Stock Option Committee exercised its discretion and accelerated the vesting of outstanding but unvested stock options with a strike price greater than or equal to $0.82.  This action effected options to purchase approximately 750 thousand shares, approximately 55 thousand of which were shares underlying options held by the Company’s Directors and Executive Officers.  All options granted in 2005 on or after March 30, 2005, which totaled options to purchase approximately 3.9 million shares, were granted with immediate vesting.

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 2,322,443 had been issued as of December 31, 2007.  Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate.  Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock.  Each enrollment

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period is one year, with six-month measurement periods ending June 30 and December 31.  The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2005, 2006 and 2007, the weighted-average fair value of the purchase rights granted was $0.27, $0.36 and $0.50 per share, respectively.  Pro forma stock-based compensation was approximately $65 thousand in 2005 for the ESPP.  Beginning in 2006, stock-based compensation was expensed.

Restricted Stock Exchange

On August 9, 2001, the Board of Directors approved a proposal to give Heska Corporation and Heska AG employees an opportunity to exchange all options outstanding with exercise prices greater than $3.90 per share under the 1997 Stock Incentive Plan for shares of restricted stock.  The offer closed on September 28, 2001 with options to purchase 1,044,900 shares of common stock exchanged for 1,044,900 shares of restricted stock.  The fair value of the restricted stock at the time of the exchange was $0.68 per share.  The restricted stock vested over 48 months beginning November 1, 2001.  This exchange resulted in deferred compensation of approximately $710 thousand that was recognized over the vesting period of the restricted stock.  The Company recognized $67 thousand of non-cash compensation expense from this exchange in 2005.  A total of approximately 728 thousand shares vested under the exchange offer.  The final vesting date was October 1, 2005 and employees may sell previously vested shares.

8.              MAJOR CUSTOMERS

The Company had no customers in 2005, 2006 and 2007 to whom sales represented 10% or more of total revenue.  No customer represented 10% or more of total accounts receivable at December 31, 2007.  At December 31, 2006, the Company had one customer, Schering-Plough Animal Health Corporation (“SPAH”), who represented 13% of total accounts receivable.

9.              COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities.  In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales.  In the years ended December 31, 2005, 2006 and 2007, royalties of $895 thousand, $722 thousand and $559 thousand became payable under these agreements, respectively.

The Company has a contract with one supplier for unconditional annual minimum inventory purchases totaling approximately $2.7 million in fiscal 2008.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2007 as follows (in thousands):

Year Ending December 31,
2008	$1,824
2009	1,706
2010	1,671
2011	1,709
2012	1,750
Thereafter	20,358
$29,018

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had rent expense of $1.4 million, $1.8 million and $1.9 million in 2005, 2006 and 2007, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations.  At December 31, 2007, the Company had no material litigation pending.

The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment.  The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid.  Historically, the Company has incurred minimal warranty costs, and as a result, does not maintain a warranty reserve.

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

10.       SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”).  The Core Companion Animal Health segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.  These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment’s assets are transferred at cost and are not recorded as revenue for the OVP segment.  The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle but, also for other animals including small mammals and fish.  All OVP products are sold by third parties under third party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties.  The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2005:
Total revenue	$56,604	$12,833	$69,437
Operating income (loss)	(595)	1,466	871
Interest expense	652	434	1,086
Total assets	22,848	13,936	36,784
Capital expenditures	931	445	1,376
Depreciation and amortization	846	1,004	1,850
Amortization of intangible assets	157	—	157

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2006:
Total revenue	$62,968	$12,092	$75,060
Operating income	2,780	295	3,075
Interest expense	809	435	1,244
Total assets	26,112	12,383	38,495
Capital expenditures	810	379	1,189
Depreciation and amortization	765	906	1,671
Amortization of intangible assets	334	—	334

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2007:
Total revenue	$67,279	$15,056	$82,335
Operating income	1,862	3,659	5,521
Interest expense	429	292	721
Total assets	62,414	13,177	75,591
Capital expenditures	1,416	941	2,357
Depreciation and amortization	1,295	888	2,183
Amortization of intangible assets	—	—	—

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2005	2006	2007

United States	$60,849	$63,828	$69,389
Europe	4,151	5,974	4,088
Other International	4,437	5,258	8,858
Total	$69,437	$75,060	$82,335

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2005	2006	2007

United States	$33,414	$33,395	$72,585
Europe	3,370	5,100	3,006
Other International	—	—	—
Total	$36,784	$38,495	$75,591

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2006 and 2007 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2006:
Total revenue	$17,500	$18,537	$18,605	$20,418	$75,060
Gross profit	6,853	7,629	7,936	8,228	30,646
Operating income	42	622	1,150	1,261	3,075
Net income (loss)	(239)	302	864	901	1,828
Net income (loss) per share — basic	(0.00)	0.01	0.02	0.02	0.04
Net income (loss) per share — diluted	(0.00)	0.01	0.02	0.02	0.03

2007:
Total revenue	$22,715	$20,087	$19,491	$20,042	$82,335
Gross profit	10,360	8,301	7,608	6,918	33,187
Operating income	2,650	1,210	1,133	528	5,521
Net income	2,394	1,033	1,012	30,369	34,808
Net income per share — basic	0.05	0.02	0.02	0.59	0.68
Net income per share — diluted	0.04	0.02	0.02	0.55	0.63

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are adequate to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting — Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference to the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as a part of this Form 10-K.

(1)  Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2005	$95	$43	—	$(50	)(a)	$88
December 31, 2006	$88	$46	—	$(36	)(a)	$98
December 31, 2007	$98	$26	—	$(28	)(a)	$96

(a)          Write-offs of uncollectible accounts.

(3)   Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(2)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(3)	Bylaws of the Registrant.
10.1*	(12)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.2*	(12)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3*	(12)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4*	(9)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.5*	(12)	2003 Equity Incentive Plan.
10.6*	(12)	2003 Equity Incentive Plan Option Agreement.
10.7*	(11)	Management Incentive Plan Master Document.
10.8*		2008 Management Incentive Plan.
10.9*	(13)	Director Compensation Policy, effective January 1, 2007.
10.10*		Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11*	(10)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12*		Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13*	(6)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.14*		Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.15*	(8)	Employment Agreement between Registrant and Joseph H. Ritter, dated May 1, 2004.
10.16*		Amendment to Employment Agreement between Registrant and Joseph H. Ritter, dated effective as of January 1, 2008.
10.17*	(6)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18*		Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19*	(12)	Employment Agreement between Registrant and Michael McGinley, dated May 1, 2000.
10.20*		Amendment to Employment Agreement between Registrant and Michael McGinley, dated effective as of January 1, 2008.
10.21*	(12)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.
10.22*		Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.
10.23*	(12)	Employment Agreement between Registrant and John R. Flanders, dated December 11, 2006.
10.24*		Amendment to Employment Agreement between Registrant and John R. Flanders, dated effective as of January 1, 2008.
10.25	(8)	Net Lease Agreement between Registrant and CCMRED 40 LLC, dated May 24, 2004.
10.26	(9)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.27	(9)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40 LLC, dated July 14, 2005.

10.28+	(12)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.29+		First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.30+		Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.31		Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.32+	(1)	Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.33+	(4)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.34+	(5)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.35+	(7)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.36+	(12)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.37+	(12)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.38+		Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.39+	(12)

Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.40+	(12)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 1, 2003.
10.41+	(12)	Distribution Agreement between Registrant and i-STAT Corporation, dated October 1, 2004.
10.42+	(12)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.
10.43+		Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation dated as of January 30, 2007.
21.1		Subsidiaries of the Company.
23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See page 76 of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(3)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2001.
(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(11)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
(12)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.
(13)	Filed with the Registrant’s Form 8-K dated March 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2008.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. GRIEVE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2008
Robert B. Grieve

/s/ JASON A. NAPOLITANO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2008
Jason A. Napolitano

/s/ MICHAEL A. BENT	Vice President, Controller (Principal Accounting Officer)	March 3, 2008
Michael A. Bent

/s/ WILLIAM A. AYLESWORTH	Director	March 3, 2008
William A. Aylesworth

/s/ A. BARR DOLAN	Director	March 3, 2008
A. Barr Dolan

/s/ PETER EIO	Director	March 3, 2008
Peter Eio

/s/ G. IRWIN GORDON	Director	March 3, 2008
G. Irwin Gordon

/s/ LOUISE L. McCORMICK	Director	March 3, 2008
Louise L. McCormick

/s/ JOHN F. SASEN, SR.	Director	March 3, 2008
John F. Sasen, Sr.