Form 10-Q
period 2008-03-31
HESKA CORP
filed 2008-05-12
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

	Large accelerated filer [ ]	Accelerated filer [ X ]
	Non-accelerated filer [ ] (Do not check if a small reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 9, 2008 was 51,599,666

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2007		March 31, 2008

Current assets:
Cash and cash equivalents	$5,524	$5,703
Accounts receivable, net of allowance for doubtful accounts of $96 and $101, respectively	11,064	10,516
Inventories, net	16,395	16,373
Deferred tax asset, current	1,260	773
Other current assets	884	762
Total current assets	35,127	34,127
Property and equipment, net	10,669	10,541
Goodwill	834	944
Deferred tax asset, net of current portion	28,776	29,486
Other assets	185	185
Total assets	$75,591	$75,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,653	$4,755
Accrued liabilities	3,175	3,382
Current portion of deferred revenue	2,977	1,954
Line of credit	12,614	13,903
Current portion of long-term debt and capital leases	776	775
Total current liabilities	25,195	24,769
Long-term debt and capital leases, net of current portion	1,151	958
Deferred revenue, net of current portion, and other	6,362	6,358
Total liabilities	32,708	32,085

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 51,447,663 and 51,539,083 shares issued and outstanding, respectively	51	52
Additional paid-in capital	215,685	215,901
Accumulated other comprehensive income	335	659
Accumulated deficit	(173,188)	(173,414)
Total stockholders' equity	42,883	43,198
Total liabilities and stockholders' equity	$75,591	$75,283

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2008

Revenue, net:
Product revenue, net:
Core companion animal health	$16,991	$17,355
Other vaccines, pharmaceuticals and products	5,323	4,281
Total product revenue, net	22,314	21,636
Research, development and other	401	282
Total revenue	22,715	21,918

Cost of revenue:
Cost of products sold	12,252	14,133
Cost of research, development and other	103	49
Total cost of revenue	12,355	14,182

Gross profit	10,360	7,736

Operating expenses:
Selling and marketing	4,418	4,922
Research and development	704	539
General and administrative	2,635	2,498
(Gain) on sale of assets	(47)	—
Total operating expenses	7,710	7,959
Income (loss) from operations	2,650	(223)
Interest and other expense, net	180	166
Income (loss) before income taxes	2,470	(389)
Income tax expense (benefit)	76	(163)
Net income (loss)	$2,394	$(226)

Basic net income (loss) per share	$0.05	$(0.00)
Diluted net income (loss) per share	$0.04	$(0.00)

Weighted average outstanding shares used to compute basic net income (loss) per share	50,803	51,481

Weighted average outstanding shares used to compute diluted net income (loss) per share	54,206	51,481

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$2,394	$(226)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	422	775
Deferred tax expense (benefit)	2	(199)
Stock-based compensation	51	101
(Gain) on disposition of assets	(47)	—
Unrealized (gain) loss on foreign currency translation	—	68
Changes in operating assets and liabilities:
Accounts receivable	339	477
Inventories	1,190	(97)
Other current assets	(18)	151
Accounts payable	(740)	(898)
Accrued liabilities	(1,492)	278
Deferred revenue and other liabilities	(507)	(1,027)
Net cash provided by (used in) operating activities	1,594	(597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	47	—
Purchase of property and equipment	(418)	(518)
Net cash provided by (used in) investing activities	(371)	(518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75	68
Proceeds from (repayments of) line of credit borrowings, net	188	1,289
Proceeds from (repayments of) debt and capital lease obligations, net	(194)	(194)
Net cash provided by (used in) financing activities	69	1,163
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15)	131
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,277	179
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,275	5,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,552	$5,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$292	$212
Non-cash transfer of inventory to property and equipment	$1,024	$119

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2008.

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

Inventories, net consist of the following (in thousands):

	December 31,	March 31,
	2007	2008

Raw materials	$4,865	$5,029
Work in process	3,138	2,755
Finished goods	8,969	9,382
Allowance for excess or obsolete inventory	(577)	(793)
	$16,395	$16,373

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three months ended March 31, 2007 the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2007, and therefore excluded, were outstanding options to purchase 2,493,979 shares of common stock. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three months ended March 31, 2007.

Due to the Company's net loss for the three months ended March 31, 2008, all potentially dilutive securities were anti-dilutive and as a result, basic net loss per share is the same as diluted net loss per share for this period. For the three months ended March 31, 2008, securities that have been excluded from diluted net loss per share because they were anti-dilutive were outstanding options to purchase 3,407,102 shares. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2008. No stock options were granted in the three months ended March 31, 2007.

	Three Months Ended March 31,
	2007	2008

Risk-free interest rate	N/A	3.14%
Expected lives	N/A	3.2 years
Expected volatility	N/A	63%
Expected dividend yield	N/A	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2007		Three Months Ended March 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,818,823	$1.3575	12,118,417	$1.3979
Granted at market	980,835	$1.9305	45,268	$1.8300
Granted above market	—	$—	—	$—
Cancelled	(122,746)	$2.9538	(35,646)	$8.7092
Exercised	(558,495)	$1.1348	(91,420)	$1.0590
Outstanding at end of period	12,118,417	$1.3979	12,036,619	$1.3805
Exercisable at end of period	11,340,083	$1.3675	11,266,559	$1.3490

The estimated fair value of stock options granted during the three months ended March 31, 2008 was computed to be approximately $38 thousand. No stock options were granted in the three months ended March 31, 2007. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the three months ended March 31, 2008 was computed to be approximately $0.83. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $45 thousand and $34 thousand, respectively. The cash proceeds from options exercised during the three months ended March 31, 2008 and 2007 were $68 thousand and $75 thousand, respectively. In addition, approximately $29 thousand was due to the Company for stock options exercised in the last week of the quarter. In the three months ended March 31, 2008, the Company's domestic net operating loss carryforward ("NOL") was increased by $49 thousand due to option exercises. As the Company maintained an equal and offsetting valuation allowance for all deferred tax assets in the three months ended March 31, 2007, no net tax benefit was realized for accounting purposes due to option exercises during that period.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.34 - $0.87	1,933,126	4.84	$0.6418	1,933,126	$0.6418
$0.88 - $1.06	2,806,531	5.83	$0.9399	2,806,531	$0.9399
$1.07 - $1.25	2,539,193	6.13	$1.2135	2,537,526	$1.2136
$1.26 - $1.82	2,126,582	6.80	$1.5968	2,126,582	$1.5968
$1.83 - $13.75	2,631,187	6.32	$2.3794	1,862,794	$2.3256
$0.34 - $13.75	12,036,619	6.01	$1.3805	11,266,559	$1.3490

As of March 31, 2008, there was approximately $576 thousand of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.9 years, with approximately $135 thousand to be recognized in the nine months ending December 31, 2008 and all cost to be recognized as of January 2012, assuming all options vest according to the vesting schedules in place at March 31, 2008. As of March 31, 2008, the aggregate intrinsic value of outstanding options was approximately $4.7 million and the aggregate intrinsic value of exercisable options was approximately $4.7 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2007:
Total revenue	$17,385	$5,330	$22,715
Operating income (loss)	516	2,134	2,650
Interest expense	159	93	252
Total assets	25,423	12,834	38,257
Capital expenditures	225	193	418
Depreciation and amortization	200	222	422

Three Months Ended March 31, 2008:
Total revenue	$17,637	$4,281	$21,918
Operating income (loss)	(1,229)	1,006	(223)
Interest expense	160	52	212
Total assets	62,957	12,326	75,283
Capital expenditures	325	193	518
Depreciation and amortization	546	229	775

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2008 was $2.4 million and $98 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 12, 2008, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 83% of our product revenue for the twelve months ended March 31, 2008 and Other Vaccines, Pharmaceuticals and Products, which represented 17% of our product revenue for the twelve months ended March 31, 2008.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 47% of our product revenue for the twelve months ended March 31, 2008. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 33% of our product revenue for the twelve months ended March 31, 2008 resulted from the sale of such consumables to an installed base of instruments and approximately 14% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld blood analysis instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 42% of our product revenue for the twelve months ended March 31, 2008.

Single use diagnostic and other tests, pharmaceuticals and vaccines and other products represented approximately 36% of our product revenue for the twelve months ended March 31, 2008. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 32% of our product revenue for the twelve months ended March 31, 2008.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 49%, 29% and 22%, respectively, of CCA product revenue for the twelve months ended March 31, 2008.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor's time and focus given other products the distributor may be carrying, potentially including those of our competitors. We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. We believe the IDEXX restrictions limit our ability to engage national distributors to sell our full distribution line of products.

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 6% for the twelve months ended March 31, 2008 as compared to the twelve months ended March 31, 2007 and has grown at a compounded annual growth rate of 17% since 1998, our first full year as a public company.

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

We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of our OVP segment's revenue. Subject to certain purchase minimums, under our long-term agreement AgriLabs has the exclusive right to sell the aforementioned bovine vaccines in the United States, Africa and Mexico until at least December 2009. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time. Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology. Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method. Revenue from licensing technology and product rights is included in our research, development and other revenue line item. An example of the former, i.e., licensing technology, is a patent we own under which we have granted a third party exclusive rights to the human healthcare market for the life of the patent in exchange for an upfront payment and royalty payments on sales of any product based on the patent. The upfront payment will be amortized over the life of the patent and reported along with any affiliated royalty payments in our research, development and other revenue line item. An example of the latter, i.e., product rights, is our July 2002 agreement to license Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world's first intranasal influenza vaccine for horses. As we have no further rights to manufacture, market or sell this vaccine without Intervet Inc.'s permission, we are reporting the amortization of the upfront payment we received in this agreement along with any affiliated royalty payments in our research, development and other revenue line item. The upfront payment is being amortized over the estimated life of the product.

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

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue decreased 4% to $21.9 million for the three months ended March 31, 2008 as compared to $22.7 million for the corresponding period in 2007. Product revenue decreased 3% to $21.6 million for the three months ended March 31, 2008 as compared to $22.3 million for the corresponding period in 2007.

Product revenue from our CCA segment was $17.4 million for the three months ended March 31, 2008, an increase of 2% as compared to $17.0 million for the corresponding period in 2007. Key factors in the increase were higher sales of our heartworm diagnostic tests, both internationally and domestically and our chemistry instruments, somewhat offset by decreased sales of our heartworm preventive, both internationally and domestically, our IV pumps and our handheld diagnostic instruments.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by $1.0 million to $4.3 million for the three months ended March 31, 2008 as compared to $5.3 million in the corresponding period in 2007. The primary factor in the decrease was approximately $1.6 million in revenue recognized (the "United Revenue") in the first quarter of 2007, upon receipt of a payment for product previously shipped and "take or pay" minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. ("UV"), a former customer. Another factor in the decrease was lower sales of bulk bovine biologicals. Greater sales of our fish vaccines somewhat offset declines in the above areas.

Research, development and other revenue was $282 thousand in the three months ended March 31, 2008, down from $401 thousand in the corresponding period in 2007. A key factor in the decrease was $100 thousand in revenue from a service contract in the three months ended March 31, 2007 which did not occur in the corresponding 2008 period. The service contract was completed in 2007 and related to a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the "Allergopharma Portfolio").

In 2008, we expect continued growth in our Core Companion Animal Health segment. We anticipate 2008 OVP revenue to decrease slightly as compared to 2007. We expect research, development and other revenue to be slightly greater than $1.0 million in 2008, a decline when compared to 2007.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $14.2 million for the first three months of 2008, a 15% increase as compared to $12.4 million for the corresponding period in 2007. Gross profit decreased by $2.6 million to $7.7 million for the three months ended March 31, 2008 as compared to $10.4 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, decreased to 35.3% for the three months ended March 31, 2008 as compared to 45.6% in the corresponding period in 2007.

Cost of products sold increased by $1.9 million to $14.1 million in the three months ended March 31, 2008 from $12.3 million in the prior year period. Gross profit on product revenue decreased by $2.6 million to $7.5 million for the three months ended March 31, 2008 as compared to $10.1 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 34.7% for the three months ended March 31, 2008, a decrease from 45.1% in the corresponding period in 2007. The largest factor in the decrease was recognition of the United Revenue in the three months ended March 31, 2007, for which the affiliated Cost of products sold had been recognized in prior periods and for which no corresponding revenue or gross profit was recognized in the 2008 comparable period. In addition, lower margins resulted from increased reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our handheld diagnostic instruments, product mix and aggressive sales and marketing programs related to our diagnostic products.

Cost of research, development and other revenue was $49 thousand in the three months ended March 31, 2008, a decrease of $54 thousand as compared to $103 thousand in the prior year period. Gross profit on research, development and other revenue was $233 thousand for the three months ended March 31, 2008, a $65 thousand decrease as compared to $298 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, was 82.6% for the three months ended March 31, 2008, up from 74.3% in the prior year period. A key factor in the increase was lower contract research activities, which tend to carry below average margins.

We expect Gross Margin to be down slightly for 2008 as a whole compared to 2007.

Operating Expenses

Total operating expenses increased 3% to $8.0 million in the three months ended March 31, 2008 as compared to $7.7 million in the prior year period.

Selling and marketing expenses increased 11% to $4.9 million in the three months ended March 31, 2008 as compared to $4.4 million in the corresponding period in 2007. A key factor in the increase was increased expenses related to training and the recent launch of new instrument offerings.

Research and development expenses were $539 thousand for the three months ended March 31, 2008, a decline of approximately $165 thousand compared to $704 thousand in the corresponding period in 2007. A key factor in the decrease was less space at our corporate headquarters being used for research and development activities. In late 2007, we implemented a plan to move and expand space for certain activities within our corporate headquarters, which reduced the space dedicated to research and development activities.

General and administrative expenses were $2.5 million in the three months ended March 31, 2008, down 5% from $2.6 million in the prior year period. A key factor in the decline is a lower accrual related to our Management Incentive Program ("MIP") payout in 2008 as compared to 2007.

In 2008, we expect total operating expenses to increase as compared to 2007. We expect operating expenses generally will increase more slowly than increases in revenue from existing operations.

In the three months ended March 31, 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held, net of costs. We had no corresponding gain on asset sale in the 2008 period.

Interest and Other Expense, Net

Interest and other expense, net was $166 thousand in the three months ended March 31, 2008, a decrease of $14 thousand as compared to $180 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gains (or losses). Net interest expense was $188 thousand in the three months ended March 31, 2008, a decrease of $44 thousand from $232 thousand in the prior year period. Lower interest rates due to decreases in the Prime rate and lower interest rate spreads based on our achievement of negotiated milestones under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") somewhat offset by increased borrowings were responsible for the decline. In the three months ended March 31, 2008, net foreign currency gains were $22 thousand, down $30 thousand from $52 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2008 as compared to 2007 based on the currently lower Prime rate of interest at Wells Fargo.

Income Tax Expense (Benefit)

Income tax expense (benefit) was a benefit of $163 thousand in the three months ended March 31, 2008, a $239 thousand decrease as compared to a $76 thousand expense in the prior year period. The decrease was due to our pre-tax loss in 2008 as compared to pre-tax income in 2007.

In the fourth quarter of 2007, based on our profitable domestic operating performance, we concluded that a portion of our domestic deferred tax assets, which primarily consist of our domestic NOL, was realizable on a more-likely-than-not basis and the related valuation allowance was reduced, resulting in an income tax benefit of $30 million, reported as a valuation allowance adjustment income tax benefit. This resulted in a net deferred tax asset of $30 million for our domestic deferred tax assets. We do not expect to have any valuation allowance adjustment income tax expense or benefit in 2008 and expect to record valuation allowance adjustment income tax expense or benefit infrequently, if at all, in future years.

We expect to report a higher percentage of our pre-tax income as income tax expense for 2008 as compared to the three months ended March 31, 2007 due to the recognition of domestic net operating loss usage income tax expense resulting from domestic taxable income. We did not recognize domestic net operating loss usage income tax expense in 2007 as we did not reduce the related valuation allowance until year end.

Net Income (Loss)

Our net loss was $226 thousand in the three months ended March 31, 2008, a decrease of approximately $2.6 million compared to net income of $2.4 million in the prior year period. As discussed above, the decrease was primarily due to lower revenue, lower Gross Margin and higher operating expenses.

We expect to generate net income in 2008 for the reasons outlined above.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the three months ended March 31, 2008, we had a net loss of $226 thousand. During the three months ended March 31, 2008, our operations used cash of approximately $597 thousand. At March 31, 2008, we had $5.7 million of cash and cash equivalents, $9.4 million of working capital, $13.9 million of outstanding borrowings under our revolving line of credit, discussed below, and $1.7 million of other debt and capital leases.

Net cash used by operating activities was approximately $597 thousand for the three months ended March 31, 2008 as compared to $1.6 million provided by operating activities in the prior year period. Major factors in the decrease in net cash provided by operating activities for the three months ended March 31, 2008 as compared to the same period in 2007 were the $2.6 million decrease in net income, a $1.3 million increase in cash used for inventory purchases largely related to the introduction of three new instrument products in 2007, a $520 thousand increase in cash used related to deferred revenue with a key factor in the change being the timing of an OVP customer's purchases following required prepayments. These factors were somewhat offset by $1.8 million improvement in cash provided from accrued liabilities with the relatively higher payout for the 2006 MIP in 2007 compared to the 2007 MIP in 2008 being a key factor in the change.

Net cash flows from investing activities used cash of $518 thousand in the three months ended March 31, 2008, compared to $371 thousand during the corresponding period in 2007. The greater usage of cash was primarily due to an increase in capital expenditures of $100 thousand in 2008 and proceeds of $47 thousand on the sale of assets related to the sale of certain patents in 2007 which did not occur in the 2008 period.

Net cash flows from financing activities provided cash of approximately $1.2 million during the three months ended March 31, 2008 as compared to $69 thousand during the corresponding period in 2007. Approximately $1.1 million more was borrowed on the line of credit in 2008 as compared to the same period in 2007 and was the key factor in the change.

At March 31, 2008, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At March 31, 2008, $13.9 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2008, interest was charged at a stated rate of prime plus 0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of March 31, 2008. At March 31, 2008, we had no remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At March 31, 2008, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.7 million primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at March 31, 2008 of approximately $428 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due upon maturity of the credit facility agreement on June 30, 2009. The term loan had a stated interest rate of prime plus 0% on March 31, 2008. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 0% as of March 31, 2008. The Equipment Notes had an outstanding balance at March 31, 2008 of approximately $1.3 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments, with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. Our capital lease obligations totaled approximately $9 thousand at March 31, 2008.

At March 31, 2008, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $6.4 million. Included in this total is approximately $5.3 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

Our financial plan for 2008 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2008 and into 2009. Our financial plan for 2008 anticipates we will be profitable in each of the last three quarters of the year and expects that we will have positive cash flow from operations, primarily through increased revenue. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2008, approximately $15.6 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.25%. We also had approximately $5.7 million of cash and cash equivalents at March 31, 2008, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2008. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $99 thousand based on our outstanding balances as of March 31, 2008.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2008.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2008, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our product revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month product revenue are Arkray, Boule, i-STAT Corporation (a unit of Abbott Laboratories) and Quidel. None of these suppliers sell us proprietary products which are responsible for more than 20% of our trailing 12-month product revenue, although the proprietary products of one is responsible for more than 15% of our revenue and one other is responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have arrangements to ensure supply of our major product offerings in the marketplace through at least the end of 2008, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 39 individuals, an inside sales force of approximately 24 individuals, approximately 12 independent third-party distributors who carry our full distribution product line and approximately 6 independent third-party distributors who carry portions of our distribution product line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

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

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third-party suppliers or termination, cancellation or expiration of such relationships;
•	the introduction of new products by our competitors or by us;
•	competition and pricing pressures from competitive products;
•	our ability to maintain relationships with independent third-party distributors;
•	large customers failing to purchase at historical levels, including changes in independent third-party distributor purchasing patterns and inventory levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, which anticipates we will be profitable in each of the last three quarters of 2008, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Additionally, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.30 to a high of $2.90. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;
•	our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;
•	termination, cancellation or expiration of our third-party supplier relationships;
•	announcements of technological innovations or new products by our competitors or by us;
•	litigation;
•	regulatory developments, including delays in product introductions;
•	developments or disputes concerning patents or proprietary rights;
•	availability of our revolving line of credit and compliance with debt covenants;

•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	economic and other external factors; and
•	general market conditions.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2008, we had an accumulated deficit of $173.4 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results or the way we conduct our business.

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

No customer accounted for more than 10% of our consolidated revenue for the three month period ended March 31, 2008.  SPAH accounted for 14% of our consolidated accounts receivable at March 31, 2008.  No other customer accounted for more than 10% of accounts receivable at March 31, 2008.  Sales to SPAH accounted for approximately 12% of consolidated revenue for the three month period ended March 31, 2007 and SPAH accounted for approximately 18% of our consolidated accounts receivable at March 31, 2007.  No other customer accounted for more than 10% of revenue for the three month period ended March 31, 2007 or more than 10% of accounts receivable at March 31, 2007.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

Under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants under our credit and security agreement in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications, if needed in the future, on economic terms, if at all.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Number	Notes	Description
10.1	Separation and Release Agreement between Registrant and Joseph H. Ritter, dated April 4, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	May 12, 2008	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 12, 2008	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)