Form 10-Q
period 2008-06-30
HESKA CORP
filed 2008-08-11
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a small reporting company)		Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock outstanding at August 8, 2008 was 51,806,063.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2007		June 30, 2008

Current assets:
Cash and cash equivalents	$5,524	$6,153
Accounts receivable, net of allowance for doubtful accounts of $96 and $96, respectively	11,064	10,148
Inventories, net	16,395	15,459
Deferred tax asset, current	1,260	259
Other current assets	884	688
Total current assets	35,127	32,707
Property and equipment, net	10,669	10,054
Goodwill	834	922
Deferred tax asset, net of current portion	28,776	29,486
Other assets	185	185
Total assets	$75,591	$73,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,653	$3,216
Accrued liabilities	3,175	3,773
Current portion of deferred revenue	2,977	2,402
Line of credit	12,614	12,720
Current portion of long-term debt and capital leases	776	1,539
Total current liabilities	25,195	23,650
Long-term debt, net of current portion	1,151	—
Deferred revenue, net of current portion, and other	6,362	5,649
Total liabilities	32,708	29,299

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 51,447,663 and 51,737,568 shares issued and outstanding, respectively	51	52
Additional paid-in capital	215,685	216,159
Accumulated other comprehensive income	335	592
Accumulated deficit	(173,188)	(172,748)
Total stockholders' equity	42,883	44,055
Total liabilities and stockholders' equity	$75,591	$73,354

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenue, net:
Product revenue, net:
Core companion animal health	$16,236	$17,324	$33,227	$34,679
Other vaccines, pharmaceuticals and products	3,540	4,874	8,863	9,155
Total product revenue, net	19,776	22,198	42,090	43,834
Research, development and other	311	417	712	699
Total revenue	20,087	22,615	42,802	44,533

Cost of revenue:
Cost of products sold	11,713	13,860	23,965	27,993
Cost of research, development and other	73	184	176	233
Total cost of revenue	11,786	14,044	24,141	28,226

Gross profit	8,301	8,571	18,661	16,307

Operating expenses:
Selling and marketing	3,959	4,644	8,377	9,566
Research and development	742	417	1,446	956
General and administrative	2,390	2,124	5,025	4,622
(Gain) on sale of assets	—	—	(47)	—
Total operating expenses	7,091	7,185	14,801	15,144
Income from operations	1,210	1,386	3,860	1,163
Interest and other expense, net	159	181	339	347
Income before income taxes	1,051	1,205	3,521	816
Income tax expense:
Current	15	83	89	119
Net operating loss usage and other deferred	3	456	5	257
Total income tax expense	18	539	94	376
Net income	$1,033	$666	$3,427	$440

Basic net income per share	$0.02	$0.01	$0.07	$0.01
Diluted net income per share	$0.02	$0.01	$0.06	$0.01

Weighted average outstanding shares used to compute basic net income per share	50,946	51,595	50,875	51,538

Weighted average outstanding shares used to compute diluted net income per share	55,739	53,961	55,047	54,401

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$3,427	$440
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	902	1,586
Deferred tax expense (benefit)	5	295
Stock-based compensation	110	205
(Gain) on disposition of assets	(47)	—
Unrealized (gain) loss on foreign currency translation	(55)	29
Changes in operating assets and liabilities:
Accounts receivable	753	845
Inventories	(672)	694
Other current assets	156	193
Accounts payable	(601)	(2,437)
Accrued liabilities	(550)	669
Deferred revenue and other liabilities	(1,086)	(1,289)
Income taxes payable	(58)	—
Other	1	—
Net cash provided by (used in) operating activities	2,285	1,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	47	—
Purchase of property and equipment	(1,056)	(720)
Net cash provided by (used in) investing activities	(1,009)	(720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	399	270
Proceeds from (repayments of) line of credit borrowings, net	(621)	106
Proceeds from (repayments of) debt and capital lease obligations, net	(887)	(388)
Net cash provided by (used in) financing activities	(1,109)	(12)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	39	131
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206	629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,275	5,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,481	$6,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$486	$390
Non-cash transfer of inventory to property and equipment	$1,488	$243

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31,	June 30,
	2007	2008

Raw materials	$4,865	$6,380
Work in process	3,138	2,401
Finished goods	8,969	7,469
Allowance for excess or obsolete inventory	(577)	(791)
	$16,395	$15,459

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three and six months ended June 30, 2008 and 2007, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended June 30, 2008 and 2007, and therefore excluded, were outstanding options to purchase 4,626,724 and 1,621,870 shares of common stock, respectively. Common stock equivalent securities that were anti-dilutive for the six months ended June 30, 2008 and 2007, and therefore excluded, were outstanding options to purchase 4,332,372 and 1,818,776 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and six months ended June 30, 2008 and 2007. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Risk-free interest rate	4.65%	2.57%	4.65%	2.63%
Expected lives	2.8 years	2.9 years	2.8 years	2.9 years
Expected volatility	58%	50%	58%	51%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2007		Six Months Ended June 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,818,823	$1.3575	12,118,417	$1.3979
Granted at market	980,835	$1.9305	455,268	$1.5583
Granted above market	—	$—	—	$—
Cancelled	(122,746)	$2.9538	(197,879)	$3.7395
Exercised	(558,495)	$1.1348	(203,423)	$0.8946
Outstanding at end of period	12,118,417	$1.3979	12,172,383	$1.3743
Exercisable at end of period	11,340,083	$1.3675	11,357,323	$1.3461

The estimated fair value of stock options granted during the six months ended June 30, 2008 and 2007 was computed to be approximately $257 thousand and $206 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the six months ended June 30, 2008 and 2007 was computed to be approximately $0.57 and $0.93, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $111 thousand and $269 thousand, respectively. The cash proceeds from options exercised during the six months ended June 30, 2008 and 2007 were $182 thousand and $292 thousand, respectively. In the three and six months ended June 30, 2008, the Company's domestic net operating loss carryforward ("NOL") was increased by $13 thousand and $62 thousand, respectively, due to option exercises. As the Company maintained an equal and offsetting valuation allowance for all deferred tax assets in the three and six months ended June 30, 2007, no net tax benefit was realized for accounting purposes due to option exercises during that period.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.34 - $0.87	1,858,726	4.61	$0.6453	1,858,726	$0.6453
$0.88 - $1.06	2,779,782	5.59	$0.9396	2,779,782	$0.9396
$1.07 - $1.25	2,521,993	5.88	$1.2133	2,521,993	$1.2133
$1.26 - $1.82	2,461,957	7.07	$1.5838	2,304,040	$1.5931
$1.83 - $13.75	2,549,925	6.01	$2.3365	1,892,782	$2.5079
$0.34 - $13.75	12,172,383	5.89	$1.3743	11,357,323	$1.3461

As of June 30, 2008, there was approximately $714 thousand of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 2.1 years, with approximately $159 thousand to be recognized in the six months ending December 31, 2008 and all cost to be recognized as of April 2012, assuming all options vest according to the vesting schedules in place at June 30, 2008. As of June 30, 2008, the aggregate intrinsic value of outstanding options was approximately $1.8 million and the aggregate intrinsic value of exercisable options was approximately $1.8 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2007:
Total revenue	$33,881	$8,921	$42,802
Operating income (loss)	729	3,131	3,860
Interest expense	236	167	403
Total assets	25,157	13,456	38,613
Capital expenditures	442	614	1,056
Depreciation and amortization	464	438	902

Six Months Ended June 30, 2008:
Total revenue	$35,233	$9,300	$44,533
Operating income (loss)	(1,094)	2,257	1,163
Interest expense	288	94	382
Total assets	60,733	12,621	73,354
Capital expenditures	409	311	720
Depreciation and amortization	1,127	459	1,586

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2007:
Total revenue	$16,496	$3,591	$20,087
Operating income (loss)	213	997	1,210
Interest expense	77	74	151
Total assets	25,157	13,456	38,613
Capital expenditures	217	421	638
Depreciation and amortization	264	216	480

Three Months Ended June 30, 2008:
Total revenue	$17,595	$5,020	$22,615
Operating income (loss)	135	1,251	1,386
Interest expense	128	42	170
Total assets	60,733	12,621	73,354
Capital expenditures	84	118	202
Depreciation and amortization	581	230	811

5.           COMPREHENSIVE INCOME

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income for the three months ended June 30, 2007 and 2008 was $1.0 million and $599 thousand, respectively. Total comprehensive income for the six months ended June 30, 2007 and 2008 was $3.4 million and $697 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of August 11, 2008, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 82% of our product revenue for the twelve months ended June 30, 2008 and Other Vaccines, Pharmaceuticals and Products, which represented 18% of our product revenue for the twelve months ended June 30, 2008.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 47% of our product revenue for the twelve months ended June 30, 2008. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 32% of our product revenue for the twelve months ended June 30, 2008 resulted from the sale of such consumables to an installed base of instruments and approximately 15% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld blood analysis instruments, our chemistry instruments and our hematology instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 43% of our product revenue for the twelve months ended June 30, 2008.

Single use diagnostic and other tests, pharmaceuticals and vaccines and other products represented approximately 35% of our product revenue for the twelve months ended June 30, 2008. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 31% of our product revenue for the twelve months ended June 30, 2008.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 49%, 29% and 22%, respectively, of CCA product revenue for the twelve months ended June 30, 2008.

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

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 5% for the twelve months ended June 30, 2008 as compared to the twelve months ended June 30, 2007 and has grown at a compounded annual growth rate of 17% since 1998, our first full year as a public company.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as an NOL, are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future. The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset. The corresponding journal entry will be a reduction of our deferred tax asset. If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 4% to $44.5 million for the six months ended June 30, 2008 as compared to $42.8 million for the corresponding period in 2007. Product revenue increased 4% to $43.8 million for the six months ended June 30, 2008 as compared to $42.1 million for the corresponding period in 2007. Total revenue increased 13% to $22.6 million for the three months ended June 30, 2008 as compared to $20.1 million for the corresponding period in 2007. Product revenue increased 12% to $22.2 million for the three months ended June 30, 2008 as compared to $19.8 million for the corresponding period in 2007.

Product revenue from our CCA segment was $34.7 million for the six months ended June 30, 2008, an increase of 4% as compared to $33.2 million for the corresponding period in 2007. Key factors in the increase were higher sales of our chemistry instruments, our heartworm diagnostic tests, both internationally and domestically, our instrument consumables and our hematology instruments, somewhat offset by decreased sales of our handheld diagnostic instruments, our IV pumps and our heartworm preventive internationally. Product revenue from our CCA segment was $17.3 million for the three months ended June 30, 2008, an increase of 7% as compared to $16.2 million for the corresponding period in 2007. Key factors in the increase were higher sales of our chemistry instruments, our instrument consumables and our heartworm preventive domestically, somewhat offset by decreased sales of our handheld diagnostic instruments and our IV pumps.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") increased by $292 thousand to $9.2 million for the six months ended June 30, 2008 as compared to $8.9 million in the corresponding period in 2007. The largest factor in the increase was greater sales of our fish vaccines. This was largely offset by approximately $1.6 million in revenue recognized (the "United Revenue") in the first quarter of 2007, upon receipt of a payment for product previously shipped and "take or pay" minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. ("UV"), a former customer. Sales of bovine vaccines for Canadian distribution also declined. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") increased by $1.3 million to $4.9 million for the three months ended June 30, 2008 as compared to $3.5 million in the corresponding period in 2007. Greater sales of our fish vaccines was the largest factor in the increase with greater sales of our bulk bovine biologicals also contributing to the change.

Research, development and other revenue was $699 thousand in the six months ended June 30, 2008, down slightly from $712 thousand in the corresponding period in 2007. A key factor in the decrease was $100 thousand in revenue recognized from a service contract in the three months ended March 31, 2007 which did not occur in the corresponding 2008 period. The service contract was completed in 2007 and related to a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the "Allergopharma Portfolio"). The decline in revenue from this service contract was somewhat offset by an increase in revenue recognized from sponsored research and development. Research, development and other revenue was $417 thousand in the three months ended June 30, 2008, up from $311 thousand in the corresponding period in 2007. A key factor in the increase was an increase in revenue recognized from sponsored research and development.

In 2008, we expect continued growth in our Core Companion Animal Health segment product revenue. We anticipate 2008 OVP product revenue to be approximately $13.5 million, a decrease as compared to 2007. We expect research, development and other revenue to be approximately $1.3 million in 2008, a decrease as compared to 2007.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $28.2 million for the first six months of 2008, a 17% increase as compared to $24.1 million for the corresponding period in 2007. Gross profit decreased by $2.4 million to $16.3 million for the six months ended June 30, 2008 as compared to $18.7 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, decreased to 36.6% for the six months ended June 30, 2008 as compared to 43.6% in the corresponding period in 2007. Cost of revenue totaled $14.0 million for the three months ended June 30, 2008, a 19% increase as compared to $11.8 million for the corresponding period in 2007. Gross profit increased by $270 thousand to $8.6 million for the three months ended June 30, 2008 as compared to $8.3 million in the prior year corresponding period. Gross Margin decreased to 37.9% for the three months ended June 30, 2008 as compared to 41.3% in the corresponding period in 2007.

Cost of products sold increased by $4.0 million to $28.0 million in the six months ended June 30, 2008 from $24.0 million in the prior year period. Gross profit on product revenue decreased by $2.3 million to $15.8 million for the six months ended June 30, 2008 as compared to $18.1 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 36.1% for the six months ended June 30, 2008, a decrease from 43.1% in the corresponding period in 2007. The largest factor in the decrease was recognition of the United Revenue in the three months ended March 31, 2007, for which the affiliated Cost of products sold had been recognized in prior periods and for which no corresponding revenue or gross profit was recognized in the 2008 comparable period. In addition, product mix and increased reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our handheld diagnostic instruments, were factors in the decrease. Cost of products sold increased by $2.1 million to $13.9 million in the three months ended June 30, 2008 from $11.7 million in the prior year period. Gross profit on product revenue increased by $275 thousand to $8.3 million for the three months ended June 30, 2008 as compared to $8.1 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 37.6% for the three months ended June 30, 2008, a decrease from 40.8% in the corresponding period in 2007. A key factor in the decline was lower margins on higher revenue in our OVP segment. Net positive production variances in 2007 as compared to net negative production variances in 2008, increased idle plant charge and increased scrap inventory charges were all factors in the lower year-over-year margins in this segment.

Cost of research, development and other revenue was $233 thousand in the six months ended June 30, 2008, an increase of $57 thousand as compared to $176 thousand in the prior year period. Gross profit on research, development and other revenue was $466 thousand for the six months ended June 30, 2008, a $70 thousand decrease as compared to $536 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, was 66.7% for the six months ended June 30, 2008, down from 75.3% in the prior year period. A key factor in the decrease was increased revenue recognized from sponsored research and development, an activity which tends to yield below average margins. Cost of research, development and other revenue was $184 thousand in the three months ended June 30, 2008, an increase of $111 thousand as compared to $73 thousand in the prior year period. Gross profit on research, development and other revenue was $233 thousand for the three months ended June 30, 2008, a $5 thousand decrease as compared to $238 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, was 55.9% for the three months ended June 30, 2008, down from 76.5% in the prior year period. A key factor in the decrease was an increase in revenue recognized from sponsored research and development, an activity which tends to yield below average margins.

We expect Gross Margin to decline for 2008 as a whole compared to 2007.

Operating Expenses

Total operating expenses increased 2% to $15.1 million in the six months ended June 30, 2008 as compared to $14.8 million in the prior year period. Total operating expenses increased 1% to $7.2 million in the three months ended June 30, 2008 as compared to $7.1 million in the prior year period.

Selling and marketing expenses increased 14% to $9.6 million in the six months ended June 30, 2008 as compared to $8.4 million in the corresponding period in 2007. Key factors in the change were an increase in personnel, greater advertising expenses and expenses related to the recent launch of new instrument offerings. Selling and marketing expenses increased 17% to $4.6 million in the three months ended June 30, 2008 as compared to $4.0 million in the corresponding period in 2007. Key factors in the change were an increase in personnel and greater advertising expenses.

Research and development expenses were $956 thousand for the six months ended June 30, 2008, a decline of approximately $490 thousand as compared to $1.4 million in the corresponding period in 2007. Research and development expenses were $417 thousand for the three months ended June 30, 2008, a decline of approximately $325 thousand compared to $742 thousand in the corresponding period in 2007. In both cases, a key factor in the change was less space at our corporate headquarters being used for research and development activities. In late 2007, we implemented a plan to move and expand space for certain activities within our corporate headquarters, which reduced the space dedicated to research and development activities.

General and administrative expenses were $4.6 million in the six months ended June 30, 2008, down 8% from $5.0 million in the prior year period. General and administrative expenses were $2.1 million in the three months ended June 30, 2008, down 11% from $2.4 million in the prior year period. In both cases, a key factor in the change was a lower expense accrual related to our Management Incentive Program ("MIP") in 2008 as compared to 2007.

In the six months ended June 30, 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held, net of costs.  We had no corresponding gain on asset sale in the 2008 period.

In 2008, we expect total operating expenses to increase as compared to 2007. We expect operating expenses generally will increase more slowly than increases in revenue.

Interest and Other Expense, Net

Interest and other expense, net was $347 thousand in the six months ended June 30, 2008, an increase of $8 thousand as compared to $339 thousand in the prior year period, and was $181 thousand in the three months ended June 30, 2008, an increase of $22 thousand as compared to $159 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gain (or loss). Net interest expense was $345 thousand in the six months ended June 30, 2008, a decrease of $16 thousand from $361 thousand in the prior year period. Lower interest rates due to decreases in the Prime rate and lower interest rate spreads based on our achievement of negotiated milestones under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo"), largely offset by increased borrowings, were responsible for the decline. Net interest expense was $157 thousand in the three months ended June 30, 2008, an increase of $28 thousand from $129 thousand in the prior year period. The increase was due to greater borrowings, somewhat offset by decreases in the Prime rate. In the six months ended June 30, 2008, net foreign currency loss was $2 thousand, a change of $24 thousand from a net foreign currency gain of $22 thousand in the prior year period. In the three months ended June 30, 2008, net foreign currency loss was $24 thousand, a change of $6 thousand from a net foreign currency loss of $30 thousand in the prior year period.

We expect interest and other expense, net to increase in 2008 as compared to 2007 due to greater borrowings.

Income Tax Expense

Income tax expense was $376 thousand in the six months ended June 30, 2008, a $282 thousand increase as compared to $94 thousand in the prior year period. Income tax expense was $539 thousand in the three months ended June 30, 2008, a $521 thousand increase as compared to $18 thousand in the prior year period.

Current income tax expense was $119 thousand in the six months ended June 30, 2008, an increase of $30 thousand from $89 thousand as compared to the prior year period. The change was due to the recognition of certain state income taxes in the 2008 period, somewhat offset by a lower accrual of domestic Federal alternative minimum tax. Current income tax expense was $83 thousand in the three months ended June 30, 2008, an increase of $68 thousand as compared to $15 thousand in the prior year period. The primary reason for the change was the recognition of certain state income taxes in the 2008 period.

Net operating loss usage and other deferred income tax expense was $257 thousand in the six months ended June 30, 2008, an increase of $252 thousand from $5 thousand in the prior year period. Net operating loss usage and other deferred tax expense was $456 thousand in the three months ended June 30, 2008, an increase of $453 thousand from $3 thousand in the prior year period. In both cases, the change was due to the recognition of domestic net operating loss usage and other deferred income tax expense in the 2008 period, but not in the 2007 period, for the reasons outlined in the next paragraph.

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

We expect to report a higher percentage of our pre-tax income as income tax expense for 2008 as compared to 2007 due to the recognition of domestic net operating loss usage and other deferred income tax expense related to domestic taxable income. We did not recognize domestic net operating loss usage and other deferred income tax expense in 2007 as we did not reduce the related valuation allowance until year end.

Net Income

Net income was $440 thousand in the six months ended June 30, 2008, a decrease of approximately $3.0 million compared to net income of $3.4 million in the prior year period. As discussed above, the decrease was primarily due to lower Gross Margin, higher operating expenses and increased income tax expense. Net income was $666 thousand in the three months ended June 30, 2008, a decrease of approximately $367 thousand compared to net income of $1.0 million in the prior year period. As discussed above, the decrease was primarily due to increased income tax expense.

We expect to generate net income in 2008 for the reasons outlined above.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2008, we had a net income of $440 thousand. During the six months ended June 30, 2008, our operations provided cash of approximately $1.2 million. At June 30, 2008, we had $6.2 million of cash and cash equivalents, $9.1 million of working capital, $12.7 million of outstanding borrowings under our revolving line of credit, discussed below, and $1.5 million of other debt and capital leases.

Net cash provided by operating activities was approximately $1.2 million for the six months ended June 30, 2008 as compared to $2.3 million provided by operating activities in the prior year period. Majorfactors in the decrease in cash provided by operating activities for the six months ended June 30, 2008 as compared to the same period in 2007 were the $3.0 million decrease in net income and a $1.8 million increase in cash used for accounts payable. These factors were somewhat offset by a $1.4 million decrease in cash used to purchase inventory, a $1.2 million reduction in cash used for accrued liabilities, an increase of $684 thousand in depreciation and amortization, and a $290 thousand increase in deferred tax expense. A key factor in the increase in depreciation and amortization was increased rental units. The increase in deferred tax expense was primarily related to our conclusion in the fourth quarter of 2007 that a portion of our domestic deferred tax assets was realizable on a more-likely-than-not basis and the corresponding recognition of tax expense related to these assets in 2008, but not 2007.

Net cash flows from investing activities used cash of $720 thousand in the six months ended June 30, 2008, compared to $1.0 million during the corresponding period in 2007. The reduced usage of cash was primarily due to a decrease in capital expenditures of $336 thousand in 2008.

Net cash flows used in financing activities was $12 thousand during the six months ended June 30, 2008 as compared to $1.1 million during the corresponding period in 2007. We repaid approximately $500 thousand less in term debt in the 2008 period as a $500 thousand term loan from a customer matured and was repaid in the 2007 period. Proceeds from the issuance of common stock decreased by approximately $129 thousand, primarily due to lower proceeds from option exercises. Our revolving line of credit with Wells Fargo provided an increase of $727 thousand in cash, as we repaid over $600 thousand in the six months ended June 30, 2007 as opposed to borrowing over $100 thousand in the six months ended June 30, 2008.

At June 30, 2008, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. At June 30, 2008, $12.7 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2008, interest was charged at a stated rate of prime plus 0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.

Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of June 30, 2008. At June 30, 2008, we had no available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At June 30, 2008, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.5 million primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at June 30, 2008 of approximately $375 thousand due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due upon maturity of the credit facility agreement on June 30, 2009. The term loan had a stated interest rate of prime plus 0% on June 30, 2008. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had a stated interest rate of prime plus 0% as of June 30, 2008. The Equipment Notes had an outstanding balance at June 30, 2008 of approximately $1.2 million with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments, with a balloon payment of approximately $602 thousand due upon maturity of the credit facility agreement on June 30, 2009. Our capital lease obligations totaled approximately $7 thousand at June 30, 2008.

At June 30, 2008, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $5.6 million. Included in this total is approximately $4.6 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing revenue, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, changes required by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2008 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2008 and into 2009. Our financial plan for 2008 anticipates we will be profitable in the third and fourth quarters of the year and expects that we will have positive cash flow from operations, primarily through increased revenue. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

Net Operating Loss Carryforwards

As of December 31, 2007, we had a net domestic operating loss carryforward, or NOL, of approximately $164.6 million, a domestic alternative minimum tax credit of approximately $146 thousand and a domestic research and development tax credit carryforward of approximately $307 thousand. Our NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $920 thousand as of December 31, 2007 related to losses previously recorded by Heska AG which are scheduled to expire at the end of 2008.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2008, approximately $14.3 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5%. We also had approximately $6.2 million of cash and cash equivalents at June 30, 2008, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2008. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $81 thousand based on our outstanding balances as of June 30, 2008.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2008.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2008, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 40 individuals, an inside sales force of approximately 22 individuals, approximately 12 independent third-party distributors who carry our full distribution product line and approximately 6 independent third-party distributors who carry portions of our distribution product line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

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

The loss of significant customers could harm our operating results.

Sales to Novartis AG and its business units ("Novartis") represented approximately 11% and 12% of consolidated revenue for the three and six month periods ended June 30, 2008, respectively.  Aqua Health, a business unit of Novartis AG, purchased approximately $4.0 million in fish vaccines from our OVP segment in the twelve months ended June 30, 2008.  Aqua Health has informed us they intend to produce their fish vaccines in-house beginning immediately and intend to purchase fish vaccines from us only when they do not have the capacity to do so themselves.  We do not expect to make any sales to Aqua Health in the next twelve months, if at all.  No other customer accounted for more than 10% of our consolidated revenue for the three and six month periods ended June 30, 2008.  SPAH accounted for approximately 13% of our consolidated accounts receivable at June 30, 2008.  Novartis accounted for approximately 11% of our consolidated accounts receivable at June 30, 2008.  No other customer accounted for more than 10% of accounts receivable at June 30, 2008.  Sales to SPAH accounted for approximately 10% of consolidated revenue for the six month period ended June 30, 2007 and SPAH accounted for approximately 13% of our consolidated accounts receivable at June 30, 2007.  No other customer accounted for more than 10% of revenue for the six month period ended June 30, 2007 or more than 10% of accounts receivable at June 30, 2007.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $1.01 to a high of $2.34. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2008, we had an accumulated deficit of $172.7 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

If our actual performance deviates from our operating plan, which anticipates we will be profitable in each of the last two quarters of 2008, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Additionally, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Our 2008 annual meeting of stockholders (the "2008 Annual Meeting") was held on May 6, 2008 in Loveland, Colorado. Two proposals, as described in our Proxy Statement dated April 15, 2008, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee	Number of Shares

Louise L. McCormick	For	46,222,076
	Withheld	816,143

John F. Sasen, Sr.	For	46,176,834
	Withheld	861,385

2.	Ratification of the Appointment of Ehrhardt Keefe Steiner & Hottman PC as Heska Corporation's Independent Registered Public Accountant:

For	Against	Abstain
46,325,346	630,660	82,213

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Number	Notes	Description
10.1	1997 Employee Stock Purchase Plan of Registrant, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 11, 2008	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 11, 2008	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

32