Form 10-Q
period 2008-09-30
HESKA CORP
filed 2008-11-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock outstanding at November 7, 2008 was 51,818,663.

DRI-CHEM is a registered trademark of FUJIFILM Corporation. i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, ERD, G2 DIGITAL and VET/IV are registered trademarks of Heska Corporation in the United States and/or other countries. This 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2007		September 30, 2008

Current assets:
Cash and cash equivalents	$5,524	$5,434
Accounts receivable, net of allowance for doubtful accounts of $96 and $107, respectively	11,064	11,048
Inventories, net	16,395	15,033
Deferred tax asset, current	1,260	362
Other current assets	884	839
Total current assets	35,127	32,716
Property and equipment, net	10,669	9,401
Goodwill	834	856
Deferred tax asset, net of current portion	28,776	29,022
Other assets	185	185
Total assets	$75,591	$72,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,653	$5,907
Accrued liabilities	3,175	3,663
Current portion of deferred revenue	2,977	2,345
Line of credit	12,614	9,020
Current portion of long-term debt and capital leases	776	1,344
Total current liabilities	25,195	22,279
Long-term debt, net of current portion	1,151	—
Deferred revenue, net of current portion, and other	6,362	5,309
Total liabilities	32,708	27,588

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 51,447,663 and 51,816,063 shares issued and outstanding, respectively	51	52
Additional paid-in capital	215,685	216,318
Accumulated other comprehensive income	335	393
Accumulated deficit	(173,188)	(172,171)
Total stockholders' equity	42,883	44,592
Total liabilities and stockholders' equity	$75,591	$72,180

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenue, net:
Product revenue, net:
Core companion animal health	$15,601	$18,944	$48,828	$53,623
Other vaccines, pharmaceuticals and products	3,399	2,426	12,262	11,581
Total product revenue, net	19,000	21,370	61,090	65,204
Research, development and other	491	316	1,203	1,015
Total revenue	19,491	21,686	62,293	66,219

Cost of revenue:
Cost of products sold	11,825	13,402	35,790	41,395
Cost of research, development and other	58	88	234	321
Total cost of revenue	11,883	13,490	36,024	41,716

Gross profit	7,608	8,196	26,269	24,503

Operating expenses:
Selling and marketing	3,795	4,458	12,172	14,024
Research and development	663	506	2,109	1,462
General and administrative	2,017	2,134	7,042	6,756
(Gain) on sale of assets	—	—	(47)	—
Total operating expenses	6,475	7,098	21,276	22,242
Income from operations	1,133	1,098	4,993	2,261
Interest and other expense, net	94	153	433	500
Income before income taxes	1,039	945	4,560	1,761
Income tax expense:
Current	23	54	112	173
Net operating loss usage and other deferred	4	314	9	571
Total income tax expense	27	368	121	744
Net income	$1,012	$577	$4,439	$1,017

Basic net income per share	$0.02	$0.01	$0.09	$0.02
Diluted net income per share	$0.02	$0.01	$0.08	$0.02

Weighted average outstanding shares used to compute basic net income per share	51,269	51,797	51,008	51,625

Weighted average outstanding shares used to compute diluted net income per share	56,173	52,580	55,458	53,774

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$4,439	$1,017
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,445	2,337
Deferred tax expense (benefit)	9	654
Stock-based compensation	171	302
(Gain) on disposition of assets	(47)	—
Unrealized (gain) loss on foreign currency translation	(36)	38
Changes in operating assets and liabilities:
Accounts receivable	452	(55)
Inventories	(2,252)	823
Other current assets	105	43
Accounts payable	(246)	254
Accrued liabilities	(582)	559
Deferred revenue and other liabilities	(1,417)	(1,686)
Income taxes payable	(40)	—
Other	2	—
Net cash provided by (used in) operating activities	2,003	4,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	47	—
Purchase of property and equipment	(1,638)	(528)
Net cash provided by (used in) investing activities	(1,591)	(528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	697	332
Proceeds from (repayments of) line of credit borrowings, net	(96)	(3,594)
Proceeds from (repayments of) debt and capital lease obligations, net	(1,081)	(582)
Net cash provided by (used in) financing activities	(480)	(3,844)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	101	(4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33	(90)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,275	5,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,308	$5,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$614	$528
Non-cash transfer of inventory to property and equipment	$2,328	$539

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31,	September 30,
	2007	2008

Raw materials	$4,865	$6,497
Work in process	3,138	2,674
Finished goods	8,969	6,537
Allowance for excess or obsolete inventory	(577)	(675)
	$16,395	$15,033

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three and nine months ended September 30, 2008 and 2007, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2008 and 2007, and therefore excluded, were outstanding options to purchase 7,978,742 and 1,588,878 shares of common stock, respectively. Common stock equivalent securities that were anti-dilutive for the nine months ended September 30, 2008 and 2007, and therefore excluded, were outstanding options to purchase 4,547,890 and 1,619,478 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and nine months ended September 30, 2008 and 2007. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Risk-free interest rate	4.95%	2.14%	4.66%	2.61%
Expected lives	4.0 years	3.0 years	2.9 years	2.9 years
Expected volatility	62%	50%	58%	51%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2007		Nine Months Ended September 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,818,823	$1.3575	12,118,417	$1.3979
Granted at market	980,835	$1.9305	475,268	$1.5319
Granted above market	—	$—	—	$—
Cancelled	(122,746)	$2.9538	(508,316)	$2.5069
Exercised	(558,495)	$1.1348	(281,918)	$0.8564
Outstanding at end of period	12,118,417	$1.3979	11,803,451	$1.3685
Exercisable at end of period	11,340,083	$1.3675	11,063,659	$1.3440

The estimated fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was computed to be approximately $264 thousand and $219 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2008 and 2007 was computed to be approximately $0.56 and $0.95, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $136 thousand and $525 thousand, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2008 and 2007 were $241 thousand and $588 thousand, respectively. In the three and nine months ended September 30, 2008, the Company's domestic net operating loss carryforward ("NOL") was increased by $9 thousand and $71 thousand, respectively, due to option exercises. As the Company maintained an equal and offsetting valuation allowance for all deferred tax assets in the three and nine months ended September 30, 2007, no net tax benefit was realized on the Company's statements of operations due to option exercises during that period.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2008	Weighted Average Exercise Price
$0.34 - $0.87	1,789,053	4.29	$0.6424	1,789,053	$0.6424
$0.88 - $1.06	2,787,534	5.37	$0.9395	2,767,534	$0.9396
$1.07 - $1.25	2,446,073	5.59	$1.2166	2,446,073	$1.2166
$1.26 - $1.82	2,294,202	6.96	$1.5879	2,140,660	$1.5981
$1.83 - $13.75	2,486,589	5.74	$2.3188	1,920,339	$2.4594
$0.34 - $13.75	11,803,451	5.64	$1.3685	11,063,659	$1.3440

As of September 30, 2008, there was approximately $641 thousand of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.9 years, with approximately $80 thousand to be recognized in the three months ending December 31, 2008 and all cost to be recognized as of September 2012, assuming all options vest according to the vesting schedules in place at September 30, 2008. As of September 30, 2008, the aggregate intrinsic value of outstanding options was approximately $111 thousand and the aggregate intrinsic value of exercisable options was approximately $111 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2007:
Total revenue	$49,934	$12,359	$62,293
Operating income	1,512	3,481	4,993
Interest expense	303	237	540
Total assets	27,285	13,169	40,454
Capital expenditures	858	780	1,638
Depreciation and amortization	782	663	1,445

Nine Months Ended September 30, 2008:
Total revenue	$54,473	$11,746	$66,219
Operating income (loss)	(12)	2,273	2,261
Interest expense	381	127	508
Total assets	61,421	10,759	72,180
Capital expenditures	192	336	528
Depreciation and amortization	1,648	689	2,337

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2007:
Total revenue	$16,053	$3,438	$19,491
Operating income	783	350	1,133
Interest expense	67	70	137
Total assets	27,285	13,169	40,454
Capital expenditures	416	166	582
Depreciation and amortization	318	225	543

Three Months Ended September 30, 2008:
Total revenue	$19,240	$2,446	$21,686
Operating income	1,082	16	1,098
Interest expense	93	33	126
Total assets	61,421	10,759	72,180
Capital expenditures	66	25	91
Depreciation and amortization	521	230	751

5.	COMPREHENSIVE INCOME

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income for the three months ended September 30, 2007 and 2008 was $1.1 million and $378 thousand, respectively. Total comprehensive income for the nine months ended September 30, 2007 and 2008 was $4.6 million and $1.1 million, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements intended to qualify for the safe harbor created by the SEC under the Private Securities Litigation Reform Act of 1995. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of November 10, 2008, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 83% of our product revenue for the twelve months ended September 30, 2008 and Other Vaccines, Pharmaceuticals and Products, which represented 17% of our product revenue for the twelve months ended September 30, 2008.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 48% of our product revenue for the twelve months ended September 30, 2008. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 32% of our product revenue for the twelve months ended September 30, 2008 resulted from the sale of such consumables to an installed base of instruments and approximately 16% of our product revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld blood analysis instruments, our chemistry instruments and our hematology instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 44% of our product revenue for the twelve months ended September 30, 2008.

Single use diagnostic and other tests, pharmaceuticals and vaccines and other products represented approximately 35% of our product revenue for the twelve months ended September 30, 2008. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 32% of our product revenue for the twelve months ended September 30, 2008.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third party distributors and other distribution relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 49%, 29% and 22%, respectively, of CCA product revenue for the twelve months ended September 30, 2008.

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

We intend to sustain profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor product revenue growth trends in our CCA segment. Product revenue in this segment grew 10% for the twelve months ended September 30, 2008 as compared to the twelve months ended September 30, 2007 and has grown at a compounded annual growth rate of 17% since 1998, our first full year as a public company.

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

Results of Operations

Revenue

Total revenue consists of two components: 1) product revenue and 2) research, development and other revenue. Total revenue increased 6% to $66.2 million for the nine months ended September 30, 2008 as compared to $62.3 million for the corresponding period in 2007. Product revenue increased 7% to $65.2 million for the nine months ended September 30, 2008 as compared to $61.1 million for the corresponding period in 2007. Total revenue increased 11% to $21.7 million for the three months ended September 30, 2008 as compared to $19.5 million for the corresponding period in 2007. Product revenue increased 12% to $21.4 million for the three months ended September 30, 2008 as compared to $19.0 million for the corresponding period in 2007.

Product revenue from our CCA segment was $53.6 million for the nine months ended September 30, 2008, an increase of 10% as compared to $48.8 million for the corresponding period in 2007. Key factors in the increase were higher sales of our chemistry instruments, our heartworm diagnostic tests, both internationally and domestically, our instrument consumables, our hematology instruments and our heartworm preventive domestically, somewhat offset by decreased sales of our handheld diagnostic instruments and our heartworm preventive internationally. Product revenue from our CCA segment was $18.9 million for the three months ended September 30, 2008, an increase of 21% as compared to $15.6 million for the corresponding period in 2007. Key factors in the increase were higher sales of our chemistry instruments, our instrument consumables, our heartworm preventive domestically, our heartworm diagnostic tests domestically and our hematology instruments.

Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by $681 thousand to $11.6 million for the nine months ended September 30, 2008 as compared to $12.3 million in the corresponding period in 2007. The largest factor in the decrease was approximately $1.6 million in revenue recognized (the "United Revenue") in the first quarter of 2007, upon receipt of a payment for product previously shipped and "take or pay" minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. ("UV"), a former customer. This was somewhat offset by increased sales of bovine vaccines under our agreement with AgriLabs and greater sales of our fish vaccines. Product revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by $1.0 million to $2.4 million for the three months ended September 30, 2008 as compared to $3.4 million in the corresponding period in 2007. Lower sales of our fish vaccines was the primary reason for the decline. This was somewhat offset by an increase in sales of bovine vaccines under our agreement with AgriLabs.

Research, development and other revenue was $1.0 million in the nine months ended September 30, 2008, down slightly from $1.2 million in the corresponding period in 2007. The primary factor in the decrease was $250 thousand in revenue recognized from a service contract in the nine months ended September 30, 2007 which did not occur in the corresponding 2008 period. The service contract completed in 2007 was related to a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the "Allergopharma Portfolio") and was with the buyer of the Allergopharma Portfolio, which we sold in December 2006. The decline in revenue from this service contract was somewhat offset by an increase in royalty revenue. Research, development and other revenue was $316 thousand in the three months ended September 30, 2008, a decline of approximately $175 thousand from $491 thousand in the corresponding period in 2007. A key factor in the decrease was revenue from a now completed service contract we had with the buyer of the Allergopharma Portfolio under which we received our final payment in the three months ended September 30, 2007.

In 2008, we expect growth in our Core Companion Animal Health segment product revenue as compared to 2007, although we anticipate a decline in product revenue in this area in the fourth quarter of 2008 as compared to the fourth quarter of 2007. We anticipate 2008 OVP product revenue to be approximately $13.25 million, a decrease as compared to 2007. We expect research, development and other revenue to be approximately $1.3 million in 2008, a decrease when compared to 2007.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories. Cost of revenue totaled $41.7 million for the first nine months of 2008, a 16% increase as compared to $36.0 million for the corresponding period in 2007. Gross profit decreased by $1.8 million to $24.5 million for the nine months ended September 30, 2008 as compared to $26.3 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, decreased to 37.0% for the nine months ended September 30, 2008 as compared to 42.2% in the corresponding period in 2007. Cost of revenue totaled $13.5 million for the three months ended September 30, 2008, a 14% increase as compared to $11.9 million for the corresponding period in 2007. Gross profit increased by $588 thousand to $8.2 million for the three months ended September 30, 2008 as compared to $7.6 million in the prior year corresponding period. Gross Margin decreased to 37.8% for the three months ended September 30, 2008 as compared to 39.0% in the corresponding period in 2007.

Cost of products sold increased by $5.6 million to $41.4 million in the nine months ended September 30, 2008 from $35.8 million in the prior year period. Gross profit on product revenue decreased by $1.5 million to $23.8 million for the nine months ended September 30, 2008 as compared to $25.3 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 36.5% for the nine months ended September 30, 2008, a decrease from 41.4% in the corresponding period in 2007. The largest factor in the decrease was recognition of the United Revenue in the three months ended March 31, 2007, for which the affiliated Cost of products sold had been recognized in prior periods and for which no corresponding revenue or gross profit was recognized in the 2008 comparable period. In addition, product mix and increased reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our handheld diagnostic instruments, were factors in the decrease. Cost of products sold increased by $1.6 million to $13.4 million in the three months ended September 30, 2008 from $11.8 million in the prior year period. Gross profit on product revenue increased by $793 thousand to $8.0 million for the three months ended September 30, 2008 as compared to $7.2 million in the prior year period. Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, was 37.3% for the three months ended September 30, 2008, a decrease from 37.8% in the corresponding period in 2007. A key factor in the decline was product mix.

Cost of research, development and other revenue was $321 thousand in the nine months ended September 30, 2008, an increase of $87 thousand as compared to $234 thousand in the prior year period. Gross profit on research, development and other revenue was $694 thousand for the nine months ended September 30, 2008, a $275 thousand decrease as compared to $969 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, was 68.4% for the nine months ended September 30, 2008, down from 80.5% in the prior year period. A key factor in the decrease was a higher percentage of revenue in this area was generated from sponsored research and development, an activity which tends to yield below average margins, in 2008 as compared to 2007. Cost of research, development and other revenue was $88 thousand in the three months ended September 30, 2008, an increase of $30 thousand as compared to $58 thousand in the prior year period. Gross profit on research, development and other revenue was $228 thousand for the three months ended September 30, 2008, a $205 thousand decrease as compared to $433 thousand in the prior year period. Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, was 72.2% for the three months ended September 30, 2008, down from 88.2% in the prior year period. A key factor in the decrease was a higher percentage of revenue in this area was generated sponsored research and development, an activity which tends to yield below average margins.

We expect Gross Margin to decline for 2008 as a whole compared to 2007.

Operating Expenses

Total operating expenses increased 5% to $22.2 million in the nine months ended September 30, 2008 as compared to $21.3 million in the prior year period. Total operating expenses increased 10% to $7.1 million in the three months ended September 30, 2008 as compared to $6.5 million in the prior year period.

Selling and marketing expenses increased 15% to $14.0 million in the nine months ended September 30, 2008 as compared to $12.2 million in the corresponding period in 2007. Key factors in the change were an increase in personnel, greater advertising expenses and increased expenditures on market research. Selling and marketing expenses increased 17% to $4.5 million in the three months ended September 30, 2008 as compared to $3.8 million in the corresponding period in 2007. Key factors in the change were increased expenditures on market research and an increase in personnel.

Research and development expenses were $1.5 million for the nine months ended September 30, 2008, a decline of approximately $647 thousand as compared to $2.1 million in the corresponding period in 2007. Research and development expenses were $506 thousand for the three months ended September 30, 2008, a decline of approximately $157 thousand compared to $663 thousand in the corresponding period in 2007. In both cases, a key factor in the change was less space at our corporate headquarters being used for research and development activities. In late 2007, we implemented a plan to move and expand space for certain activities within our corporate headquarters, which reduced the space dedicated to research and development activities.

General and administrative expenses were $6.8 million in the nine months ended September 30, 2008, down 4% from $7.0 million in the prior year period. A key factor in the change was a lower expense accrual related to our Management Incentive Program ("MIP") in 2008 as compared to 2007. General and administrative expenses were $2.1 million in the three months ended September 30, 2008, up 6% from $2.0 million in the prior year period. Year-over-year differences in sales and property tax were factors in the increase.

In the nine months ended September 30, 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held, net of costs.  We had no corresponding gain on asset sale in the 2008 period.

In 2008, we expect total operating expenses to increase as compared to 2007. We expect operating expenses generally will increase more slowly than increases in revenue.

Interest and Other Expense, Net

Interest and other expense, net was $500 thousand in the nine months ended September 30, 2008, an increase of $67 thousand as compared to $433 thousand in the prior year period, and was $153 thousand in the three months ended September 30, 2008, an increase of $59 thousand as compared to $94 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gain (or loss). Net interest expense was $456 thousand in the nine months ended September 30, 2008, a decrease of $19 thousand from $475 thousand in the prior year period. Lower interest rates due to decreases in the Prime rate and lower interest rate spreads based on our achievement of negotiated milestones under our credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo"), largely offset by increased borrowings, were responsible for the decline. Net interest expense was $111 thousand in the three months ended September 30, 2008, a decrease of $3 thousand from $114 thousand in the prior year period. Decreases in the Prime rate largely offset by greater borrowings were responsible for the decline. In the nine months ended September 30, 2008, net foreign currency loss was $44 thousand, a change of $86 thousand from a net foreign currency gain of $42 thousand in the prior year period. In the three months ended September 30, 2008, net foreign currency loss was $42 thousand, a change of $62 thousand from a net foreign currency gain of $20 thousand in the prior year period.

We expect interest and other expense, net to increase in 2008 as compared to 2007 due to greater borrowings.

Income Tax Expense

Income tax expense was $744 thousand in the nine months ended September 30, 2008, a $623 thousand increase as compared to $121 thousand in the prior year period. Income tax expense was $368 thousand in the three months ended September 30, 2008, a $341 thousand increase as compared to $27 thousand in the prior year period.

Current income tax expense was $173 thousand in the nine months ended September 30, 2008, an increase of $61 thousand from $112 thousand as compared to the prior year period. The change was due to the recognition of certain state income taxes in the 2008 period, somewhat offset by a lower accrual of domestic Federal alternative minimum tax. Current income tax expense was $54 thousand in the three months ended September 30, 2008, an increase of $31 thousand as compared to $23 thousand in the prior year period. The primary reason for the change was the recognition of certain state income taxes in the 2008 period.

Net operating loss usage and other deferred income tax expense was $571 thousand in the nine months ended September 30, 2008, an increase of $562 thousand from $9 thousand in the prior year period. Net operating loss usage and other deferred tax expense was $314 thousand in the three months ended September 30, 2008, an increase of $310 thousand from $4 thousand in the prior year period. In both cases, the change was due to the recognition of domestic net operating loss usage and other deferred income tax expense in the 2008 period, but not in the 2007 period, for the reasons outlined in the next paragraph.

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

Net Income

Net income was $1.0 million in the nine months ended September 30, 2008, a decrease of approximately $3.4 million compared to net income of $4.4 million in the prior year period. As discussed above, the decrease was primarily due to lower Gross Margin, higher operating expenses and increased income tax expense. Net income was $577 thousand in the three months ended September 30, 2008, a decrease of approximately $435 thousand compared to net income of $1.0 million in the prior year period. As discussed above, the decrease was primarily due to increased operating expenses and income tax expense.

We expect to generate net income of approximately $150 thousand in 2008 for the reasons outlined above, which implies a significant net loss in the fourth quarter of 2008.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the nine months ended September 30, 2008, we had a net income of $1.0 million. During the nine months ended September 30, 2008, our operations provided cash of approximately $4.3 million. At September 30, 2008, we had $5.4 million of cash and cash equivalents, $10.4 million of working capital, $9.0 million of outstanding borrowings under our revolving line of credit, discussed below, and $1.3 million of other debt and capital leases.

Net cash provided by operating activities was approximately $4.3 million for the nine months ended September 30, 2008 as compared to $2.0 million provided by operating activities in the prior year period. Major factors in the increase in cash provided by operating activities for the nine months ended September 30, 2008 as compared to the same period in 2007 were a $3.1 million increase in cash provided by inventory, a $1.1 million increase in cash provided from accrued liabilities, an increase of $892 thousand in depreciation, amortization, an increase of $645 thousand in deferred tax expense and an increase of $500 thousand in cash provided by accounts payable. A key factor in the increase in depreciation and amortization was increased rental units. The increase in deferred tax expense was related primarily to our recognition of domestic net operating loss usage upon releasing the related valuation allowance based on our conclusion in the fourth quarter of 2007 that a portion of our domestic deferred tax assets was realizable on a more-likely-than-not basis. These factors were somewhat offset by a $3.4 million decline in net income and a $507 thousand increase in cash used for accounts receivable.

Net cash flows from investing activities used cash of $528 thousand in the nine months ended September 30, 2008, compared to $1.6 million during the corresponding period in 2007. The reduced usage of cash was primarily due to a decrease in capital expenditures of $1.1 million in 2008.

Net cash flows used in financing activities was $3.8 million during the nine months ended September 30, 2008 as compared to $480 thousand during the corresponding period in 2007. We repaid approximately $500 thousand less in term debt in the 2008 period as a $500 thousand term loan from a customer matured and was repaid in the 2007 period. Proceeds from the issuance of common stock decreased by approximately $365 thousand, primarily due to lower proceeds from option exercises. Our revolving line of credit with Wells Fargo used an additional $3.5 million of cash, as we repaid over $3.6 million in the nine months ended September 30, 2008 as compared to $96 thousand in the nine months ended September 30, 2007.

At September 30, 2008, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2009 as part of our credit and security agreement with Wells Fargo. In October 2008, we amended this agreement to, among other things, extend the maturity date of the agreement from June 30, 2009 to June 30, 2011 and extend the maturity date of two of the three term loans outstanding under the agreement to June 30, 2011. At September 30, 2008, $9.0 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2008, interest was charged at a stated rate of Prime plus 0% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of September 30, 2008, although we do not expect we will be able to comply with all financial covenants through the end of 2008. At September 30, 2008, we had $4.2 million borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At September 30, 2008, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.3 million primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance of approximately $322 thousand with a stated interest rate of Prime plus 0% on September 30, 2008. This loan is due in monthly installments of $17,658 plus interest, with a balloon payment of approximately $163 thousand due on June 30, 2009. Under our credit and security agreement with Wells Fargo, the maturity on this loan may be extended to May 2010 if Wells Fargo receives an updated valuation on the underlying assets. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had an outstanding balance of approximately $1.0 million with a stated interest rate of Prime plus 0% on September 30, 2008. Principal payments on the Equipment Notes of $46,296 plus interest are due in monthly installments. Our capital lease obligations totaled approximately $4 thousand at September 30, 2008.

At September 30, 2008, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $5.3 million. Included in this total is approximately $4.2 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

We do not expect we will be able to comply with all financial covenants through the end of 2008 under our credit and security agreement with Wells Fargo. Although we have been able to negotiate waivers and new covenants when we have violated covenants with Wells Fargo in the past and expect to be able to do so in 2008 if necessary, we may not be able to do so if we fail to comply with any 2008 covenants. We anticipate a significant net loss in the fourth quarter of 2008 and our current expectation is for a net loss in the first half of 2009 followed by net income in the second half of 2009. If our current expectations are accurate and we are able to negotiate a waiver of any 2008 financial covenant violation with Wells Fargo or enter into a new credit and security agreement with a new financial institution on terms similar to our current agreement with Wells Fargo, we do not anticipate the need for additional capital. However, our actual results may differ from these expectations, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity or refinancing part or all of our loans currently outstanding under our credit and security agreement with Wells Fargo, which we believe includes loans against assets with historical appraised values significantly in excess of related debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

Net Operating Loss Carryforwards

As of December 31, 2007, we had a net domestic operating loss carryforward, or NOL, of approximately $165.2 million, a domestic alternative minimum tax credit of approximately $129 thousand and a domestic research and development tax credit carryforward of approximately $312 thousand. Our NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future. We also had net operating loss carryforwards in Switzerland of approximately $920 thousand as of December 31, 2007 related to losses previously recorded by Heska AG which are scheduled to expire at the end of 2008.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At September 30, 2008, approximately $10.4 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5%. We also had approximately $5.4 million of cash and cash equivalents at September 30, 2008, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on September 30, 2008. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $49 thousand based on our outstanding balances as of September 30, 2008.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2008.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2008, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We do not believe we will be able to comply with all 2008 financial covenants required under our credit agreement with Wells Fargo. If we are unable to negotiate a waiver of any covenant violation under our credit agreement and maintain various financial and other covenants under this or similar agreements in the future, we will be unable to borrow any funds under the agreement and fund our operations.

We have informed Wells Fargo we do not expect we will be able to comply with all financial covenants through the end of 2008. Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Key financial covenants of concern are minimum capital, a monthly covenant, and minimum net income, a quarterly covenant. Additional financial covenants include a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. We have not always been able to maintain compliance with all covenants under our credit and security agreement in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications on economic terms, if at all, if we fail to comply with 2008 financial covenants or other covenants in the future.

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

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We are currently not in compliance with the $1.00 minimum bid price. We have received a communication from Nasdaq advising us that we have until July 20, 2009 to regain compliance with this requirement, which requires our stock to have a minimum closing bid price of $1.00 for at least 10 consecutive trading days. If we fail to regain compliance with the minimum bid price requirement by July 20, 2009, Nasdaq has informed us we will be eligible for an additional 180 calendar day compliance period if we satisfy the Nasdaq Capital Market initial listing criteria other than the minimum bid price requirement at that time. While we believe we currently meet the Nasdaq Capital Market initial listing criteria other than the minimum bid price requirement, there can be no assurance we will meet these criteria in the future, that Nasdaq will interpret these criteria in the same manner we do, or that Nasdaq will not change such criteria to include requirements we do not meet in the future, any of which could cause us to fail to obtain the additional 180 day compliance period. In addition, we may be delisted before July 20, 2009 if we fail to comply with other Nasdaq Capital Markets listing requirements. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our product revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products. Major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month product revenue are Arkray Global Business, Inc., Boule Medical AB, FUJIFILM Corporation, i-STAT Corporation (a unit of Abbott Laboratories) and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 20% of our trailing 12-month product revenue, although the proprietary products of one is responsible for more than 15% of our revenue and one other is responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have arrangements to ensure supply of our major product offerings in the marketplace through at least the end of 2008, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

We currently sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside sales force of approximately 39 individuals, an inside sales force of approximately 22 individuals, approximately 12 independent third-party distributors who carry our full distribution product line and approximately 7 independent third-party distributors who carry portions of our distribution product line. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico. Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of SPAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets. Should SPAH decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreements with SPAH and AgriLabs require us to potentially pay penalties if we are unable to supply product over an extended period of time.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2008, we had an accumulated deficit of $172.2 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Sales to no single customer accounted for more than 10% of our consolidated revenue for the three and nine month periods ended September 30, 2008 and September 30, 2007.  SPAH accounted for approximately 13% and 11% of our consolidated accounts receivable at September 30, 2008 and 2007, respectively. No other customer accounted for more than 10% of accounts receivable at September 30, 2008 or 2007.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.36 to a high of $2.10. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;
•	changes in the outlook for our business, including any changes in our earnings guidance;
•	our quarterly operating results, including as compared to our revenue, earnings or other guidance and in comparison to historical results;
•	termination, cancellation or expiration of our third-party supplier relationships;

•	announcements of technological innovations or new products by our competitors or by us;
•	litigation;
•	regulatory developments, including delays in product introductions;
•	developments or disputes concerning patents or proprietary rights;
•	availability of our revolving line of credit and compliance with debt covenants;
•	releases of reports by securities analysts;
•	changes in regulatory policies;
•	economic and other external factors; and
•	general market conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Number	Notes	Description
10.1	*

Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.2	*

Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated October 1, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
*	Confidential treatment has been requested with respect to certain portions of this agreement.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	November 10, 2008	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 10, 2008	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)