Form 10-K
period 2008-12-31
HESKA CORP
filed 2009-03-16
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $60,480,577 as of June 30, 2008 based upon the closing price on the Nasdaq Capital Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

52,010,928 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Stockholders.

DRI-CHEM is a registered trademark of FUJIFILM Corporation.  i-STAT is a registered trademark of Abbott Laboratories.  SPOTCHEM is a trademark of Arkray, Inc.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a trademark of Heska Corporation in other countries.  HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, G2 DIGITAL and VET/IV are registered trademarks of Heska Corporation in the United States and/or other countries.  This Form 10-K also refers to trademarks and trade names of other organizations.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2009 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

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

Where You Can Find Additional Information

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102.  You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Heska Corporation, that file electronically with the Securities and Exchange Commission.

PART I

Item 1.  Business.

We develop, manufacture, market, sell and support veterinary products.  Our core focus is on the canine and feline companion animal health markets where we strive to provide high value products.

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

Background

We were incorporated as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites.  In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University.  In 1995, we changed our name to Heska Corporation.  We completed our initial public offering in July 1997.  Between 1996 and 1998, we expanded our business, making several acquisitions and significantly increasing our sales and marketing activities.  During 1999 and 2000, we restructured and refocused our business, making several divestitures.  We continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market.  In 2001 and 2002, we took further steps to lower our expense base, largely in internal research and development but also in other areas, and to rationalize and further focus our business.  In the years since 2003, we have continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, and seeking new product opportunities with third parties.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Instruments

We offer a line of veterinary diagnostic and other instruments which are described below.  We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•                  Handheld Blood Analysis.  The i-STAT 1 Handheld Clinical Analyzer, introduced in January 2007, is a handheld instrument that provides quick, easy analysis of critical electrolyte, blood gas, chemistry and basic hematology results with whole blood.  In addition, we continue to service and support the similar, less expensive original i-STAT Handheld Clinical Analyzer.  We are supplied new instruments and affiliated cartridges and supplies of these products under a contractual agreement with Abbott Point of Care Inc. (“APOC”), formerly known as i-STAT Corporation, a unit of Abbott Laboratories.

•                  Blood Chemistry.  The DRI-CHEM 4000 Veterinary Chemistry Analyzer, introduced in November 2007, is a robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample.  Test slides are available as both pre-packaged panels as well as individual slides. The instrument has an additional feature allowing simple, fully automated sample dilution and results calculations. We are supplied this instrument and affiliated test slides and supplies under a contractual agreement with FUJIFILM Corporation (“FUJIFILM”).  In addition, we continue to service and support our previous chemistry instrument for which we are supplied affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).

•                  Hematology.  The HEMATRUE Veterinary Hematology Analyzer, introduced in July 2007, is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals.  In addition, we continue to service and support our previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System.  We are supplied new instruments and affiliated reagents and supplies of these products under a contractual agreement with Boule Medical AB (“Boule”).

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

Other Vaccines, Pharmaceuticals and Products Segment

We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”).   We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands — registered trademarks of AgriLabs.  AgriLabs has rights to sell these bovine vaccines in the United States, Africa and Mexico into December 2013.  AgriLabs’ rights in these regions will be exclusive into December 2009.  We have the right to sell these bovine vaccines to any party of our choosing in other regions of the world. We also manufacture other bovine products not covered under the agreement with AgriLabs.

We manufacture biological and pharmaceutical products for a number of other animal health companies.  We manufacture products for animals including small mammals.  Our offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers as well as validation support and distribution services.

Marketing, Sales and Customer Support

We estimate that there are approximately 46,000 veterinarians in the United States whose practices are devoted principally to small animal medicine.  Those veterinarians practice in approximately 20,000 clinics in the United States.  In 2008, our products were sold to approximately 14,500 such clinics in the United States.  Veterinarians may obtain our products directly from us or indirectly from others, such as independent third-party distributors.  All our Core Companion Animal Health products are predominately sold to or through veterinarians ultimately.  In many cases, veterinarians will markup their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as SPAH in the case of our heartworm preventive.  Our outside field organization currently consists of 38 individuals for activities in various parts of the United States.  Our inside sales force consists of 20 persons.

Our independent third-party distributors in the U.S. purchase and market our Core Companion Animal Health products utilizing their direct sales forces.  We currently have agreements with 16 regional distributors with approximately 676 field representatives.  We believe that one of our largest competitors, IDEXX Laboratories, Inc. (“IDEXX”), in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  As a result, 11 of these 16 regional distributors with approximately 135 field representatives carry our full distribution product line.  We believe the IDEXX restrictions limit our ability to engage national independent third party distributors to sell our full distribution line of products.

We have a staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians.  Individuals from our product development group may also be used as a resource in responding to certain product inquiries.

Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories, independent third-party distributors and Novartis Agro K.K., Tokyo (“Novartis Japan”).  These entities typically provide customer support.  Novartis Japan exclusively markets and distributes SOLO STEP CH and our line of E.R.D. HEALTHSCREEN urine test products in Japan.

All OVP products are marketed and sold by third parties under third party labels.  AgriLabs currently has exclusive sales and marketing rights to certain of our bovine vaccines, which are sold primarily under the Titanium® and MasterGuard® labels, in the United States, Africa and Mexico.

We grant third parties rights to our intellectual property as well as our products, with our compensation often taking the form of royalties and/or milestone payments.  For example, we have an agreement with Nestlé Purina PetCare Company (“Purina”), a unit of Nestlé S.A., under which Purina pays royalties on certain pet food products it markets based on our patent-protected science.

Manufacturing

The majority of our product revenue is from proprietary products manufactured by third parties.  Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including our heartworm point-of-care diagnostic tests, our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests.  Our handheld blood analysis instruments and affiliated supplies are manufactured under contract with APOC, our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM, test strips and supplies affiliated with our previous chemistry instrument are manufactured under contract with Arkray and our hematology instruments and affiliated supplies are manufactured under contract with Boule.  Our immunotherapy treatment products are manufactured under contract with ALK-Abelló, Inc.  Our E.R.D. Reagent Packs and our E.R.D.- HEALTHSCREEN Urine Tests are manufactured under contract with Genzyme Diagnostics P.E.I., Inc., formerly known as Diagnostic Chemicals Limited.  Our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel.  We manufacture and supply Quidel with certain critical raw materials for our heartworm point-of-care tests.

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

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products.  We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities.  We have collaborated, and intend to continue to do so, with a number of companies and universities.  Examples of such collaborations include:

•                  Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•                  Boule for the development of veterinary applications for the HEMATRUE Veterinary Hematology Analyzer and associated reagents;

•                  FUJIFILM for the development of veterinary applications for the DRI-CHEM 4000 Veterinary Chemistry Analyzer and associated slides and supplies.

We are currently collaborating with FUJIFILM on a line extension of our chemistry instrument offering.  We expect to complete development and sell the resulting new instrument prior to year end.

Internal research and development is managed on a case-by-case basis.  We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate.  We incurred expenses of $3.5 million, $2.7 million and $2.0 million in the years ended December 31, 2006, 2007 and 2008, respectively, in support of our research and development activities.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  The proprietary technologies of our OVP segment are primarily protected through trade secret protection of, for example, our manufacturing processes in this area.

We actively seek patent protection both in the United States and abroad.  Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies.  As of December 31, 2008, we owned, co-owned or had rights to 176 issued U.S. patents and 35 pending U.S. patent applications expiring at various dates from February 2011 to August 2024.  Applications corresponding to pending U.S. applications have been or will be filed in other countries.  Our corresponding foreign patent portfolio as of December 31, 2008 included 80 issued patents and 35 pending applications in various foreign countries.

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

Seasonality

We expect to experience less seasonality than we have in the past due to factors including increased instrument consumable revenue, which does not tend to be seasonal, and changes in the timing of certain product promotions. At this point, we do not anticipate a large seasonal effect on our consolidated financial results.

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

•                  FDA.  Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA.  Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million.  Of this time, approximately three years is spent in animal studies and the regulatory review process.  However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required.  Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended.  Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process.  In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, as food safety issues relating to tissue residue levels are not applicable.

•                  EPA.  Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

After we have received regulatory licensing or approval for our products, numerous regulatory requirements typically apply.  Among the conditions for certain regulatory approvals is the requirement that our manufacturing facilities or those of our third-party manufacturers conform to current Good Manufacturing Practices or other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation.  The USDA, FDA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections and/or reports.

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

Products	Country	Regulated	Agency	Status
E.R.D.-HEALTHSCREEN Canine Urine Test	United States	No
	EU	No-in most countries
	Canada	No
	Japan	Yes	MAFF	Licensed

E.R.D.-HEALTHSCREEN Feline Urine Test	United States	No
	EU	No-in most countries
	Canada	No
	Japan	Yes	MAFF	Licensed

FELINE ULTRANASAL FVRC Vaccine	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed

FELINE ULTRANASAL FVRCP Vaccine	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed

SOLO STEP CH	United States	Yes	USDA	Licensed
	EU	No-in most countries
	Canada	Yes	CFIA	Licensed
	Japan	Yes	MAFF	Licensed

SOLO STEP CH Batch Test Strips	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed

SOLO STEP FH	United States	Yes	USDA	Licensed

TRI-HEART Plus Heartworm Preventive	United States	Yes	FDA	Licensed
	Japan	Yes	MAFF	Licensed
	South Korea	Yes	NVRQS	Licensed

Competition

Our market is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers.  Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Merial Limited, Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth may be marketing or developing products that compete with our products or would compete with them if successfully developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.

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

Employees

As of December 31, 2008, we and our subsidiaries employed 312 people, of whom 138 were focused in production and technical and logistical services, including instrumentation service, 108 in sales, marketing and customer support, 56 in general administrative services, such as accounting, and 10 in product development.  We believe that our ability to attract and retain skilled personnel is critical to our success.  None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of March 16, 2009 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	57	Chairman of the Board and Chief Executive Officer
Michael J. McGinley, Ph.D.	48	President and Chief Operating Officer
Jason A. Napolitano	40	Executive Vice President, Chief Financial Officer and Secretary
Michael A. Bent	54	Vice President, Principal Accounting Officer and Controller
G. Lynn Snodgrass	39	Vice President, Sales

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

Michael J. McGinley, Ph.D. was appointed President and Chief Operating Officer effective January 1, 2009.  He previously served as Vice President, Global Operations from April through December 2008, Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines from January 2002 to April 2008 and in other positions beginning in June 1997.  Prior to joining Heska, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories.  He holds Doctorate and M.S. degrees in Immunobiology from Iowa State University.

Jason A. Napolitano was appointed Executive Vice President and Chief Financial Officer in May 2002.  He was appointed our Secretary in February 2009.  He also served as our Secretary from May 2002 to December 2006.  Prior to joining us formally, he was a financial consultant.  From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions.  He holds a B.S. degree from Yale University.

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

Item 1A.  Risk Factors

Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control.  The following discussion highlights some of these factors and the possible impact of these factors on future results of operations.  The risks and uncertainties described below are not the only ones we face.  Additional risks or uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations.  If any of the following factors actually occur, our business, financial condition or results of operations could be harmed.  In that case, the price of our common stock could decline and you could experience losses on your investment.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves.  Proprietary products provided by these suppliers represent a majority of our product revenue.  We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month product revenue are APOC, Arkray, Boule, FUJIFILM and Quidel.  None of these suppliers sell us proprietary products which are responsible for more than 20% of our trailing 12-month product revenue, although the proprietary products of one is responsible for more than 15% of our revenue and one other is responsible for more than 10% of our revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  For example, APOC has the right to cancel our agreement with notice to us and if APOC does so, we believe we have the contractual right to purchase consumable supplies from APOC for six months and sell consumable supplies for at least nine months following such notice on a non-exclusive basis.  Although we believe we have arrangements to ensure supply of our other major product offerings in the marketplace through at least the end of 2009, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, and/or damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to sell our products effectively and substantially harm our business.

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

We believe the recent worldwide economic weakness has had a negative effect on our business, and this may continue in the future.  This is particularly notable in the sale of new instruments, which is a capital expenditure many, if not most, veterinarians may choose to defer in times of perceived economic weakness.  Even if the overall economy begins to grow in the future, there may be a lag before veterinarians display confidence such growth will continue and return to historical capital expenditure purchasing patterns.  As the vast majority of cash flow to veterinarians ultimately is funded by pet owners without private insurance or government support, our business may be more susceptible to severe economic downturns than other health care businesses which rely less on individual consumers.

The market for companion animal healthcare products is highly fragmented.  Because our Core Companion Animal Health proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we predominately sell all our Core Companion Animal Health products to or through veterinarians ultimately.  The acceptance of our products by veterinarians is critical to our success.  Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.

We currently market and sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 38 individuals, an inside sales force of approximately 20 individuals, approximately 11 independent third-party distributors who carry our full distribution product line and approximately 5 independent third-party distributors who carry portions of our distribution product line, as well as through trade shows and print advertising.  To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third-party distributors could cannibalize our direct sales efforts and lower our total gross margin.  For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the distributor’s time and focus given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third-party distributors, our financial performance may suffer.  In addition, most of our independent third-party distributor agreements can be terminated on 60 days notice and we believe that IDEXX, one of our largest competitors, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe this restriction limits our ability to engage national independent third-party distributors to sell our full distribution line of products and has caused large distributors of our products in the past to no longer carry our instruments and heartworm diagnostic tests upon commencing distribution of the IDEXX product line.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merial Limited (a company jointly owned by Merck & Co., Inc. and Sanofi-Aventis), Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, Inc. recently launched a canine heartworm diagnostic test competitive with ours.  If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights.  We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico.  Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement.  One or more of these marketing partners may not devote sufficient resources to marketing our products.  For example, on March 9, 2009, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“SGP”) announced plans to merge.  SGP is the parent company of SPAH.  Merck owns 50% of Merial Limited, a company which sells a canine heartworm preventive competitive with ours.  If Merck and SGP are required to divest or cease operations related to our heartworm preventive in order to complete their merger, our sales could decline significantly and our business could be damaged.  Similarly, if SPAH personnel are distracted or experience turmoil as a result of the announced merger between Merck and SGP, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of SPAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets.  Should SPAH decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to commercialize our products and our sales will decline.  In addition, both our agreement with AgriLabs requires us to potentially pay penalties if we are unable to supply product over an extended period of time.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds by the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values in excess of related debt.  There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders.  The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing.  Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies.  Additionally, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing.  We believe the credit markets are particularly restrictive and difficult to obtain funding in versus recent history.  Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Our common stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market.  The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price.  We are currently not in compliance with the $1.00 minimum bid price and we have received a communication from Nasdaq so advising us.  Nasdaq has announced a temporary suspension of minimum bid price enforcement until April 20, 2009, when the compliance process will be reinstated; we are to have 180 calendar days from April 20, 2009 to regain compliance with the minimum bid price requirement, which requires our stock to have a minimum closing bid price of $1.00 for at least 10 consecutive trading days.  If we fail to regain compliance with the minimum bid price requirement within 180 days, Nasdaq has informed us we will be eligible for an additional 180 calendar day compliance period if we satisfy the Nasdaq Capital Market initial listing criteria other than the minimum bid price requirement at that time.  There can be no assurance we will meet these criteria at that point, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, or that Nasdaq will not change such criteria to include requirements we do not meet in the future, any of which could cause us to fail to obtain the additional 180 day compliance period.  In addition, we may be delisted before April 20, 2009 if we fail to comply with certain other Nasdaq Capital Markets listing requirements.  If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market.  This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

•                  changes in our reputation and/or market acceptance of our current or new products; and

•                  changes in the mix of products sold.

We have high operating expenses, including those related to personnel.  Many of these expenses are fixed in the short term.  If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

We often depend on third parties for products we intend to introduce in the future.  If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products.  For example, we jointly developed point-of-care diagnostic products with Quidel.  In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market.  In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all.  Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them.  If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.  We are currently collaborating with FUJIFILM on a line extension of our chemistry instrument offering.  We expect to complete and sell the resulting new instrument prior to year end.  If FUJIFILM fails to complete the anticipated development activities in a timely fashion, we will not generate any sales of this new instrument prior to year end and our 2009 revenue will likely be lower than our current expectations as a result.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2008, we had an accumulated deficit of $174.0 million.  We have achieved only one quarter with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

If we are unable to maintain various financial and other covenants required by our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

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

Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets.  We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future.  If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

Our future revenues depend on successful product development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The product development and regulatory approval process for many of our potential products is extensive and may take substantially longer than we anticipate.  Research projects may fail.  New products that we may be developing for the veterinary marketplace may not perform up to our expectations.  Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates.  If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the past 12 months, our closing stock price has ranged from a low of $0.17 to a high of $1.60.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Sales to no single customer accounted for more than 10% of our consolidated revenue for the periods ended December 31, 2008, 2007 and 2006.  No single customer accounted for more than 10% of accounts receivable at December 31, 2008 or 2007.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Obtaining and maintaining regulatory approvals in order to market our regulated products may be costly and delay the marketing and sales of our products.

Many of the products we develop, market or manufacture may subject us to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign and other regulatory authorities.  These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion and sale of some of our products.  Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions and expenses as a public company.  The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase in such a circumstance.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2007
First Quarter	$1.73	$1.56
Second Quarter	2.54	1.67
Third Quarter	2.90	1.88
Fourth Quarter	2.34	1.57
2008
First Quarter	2.10	1.30
Second Quarter	1.60	1.20
Third Quarter	1.23	0.65
Fourth Quarter	0.61	0.18
2009
First Quarter (through March 13)	0.35	0.17

As of March 13, 2009, there were approximately 293 holders of record of our common stock and approximately 2,559 beneficial stockholders.  We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future.  In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility.  We currently intend to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2008, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan.  Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	12,835,269	$1.28	3,198,436
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	12,835,269	$1.28	3,198,436

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2008 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Products, net of sales returns and allowances	$65,687	$67,549	$71,815	$80,807	$80,331
Research, development and other	2,004	1,888	3,245	1,528	1,322
Total revenue	67,691	69,437	75,060	82,335	81,653

Cost of revenue:
Cost of products sold	42,253	42,515	43,000	48,874	52,478
Cost of research, development and other	729	1,095	1,414	274	331
Total cost of revenue	42,982	43,610	44,414	49,148	52,809

Gross profit	24,709	25,827	30,646	33,187	28,844

Operating expenses:
Selling and marketing	15,616	14,020	14,356	16,109	17,640
Research and development	5,891	3,749	3,483	2,679	1,951
General and administrative	7,442	7,187	9,887	8,925	8,917
Restructuring expenses	—	—	—	—	785
Other	—	—	(155)	(47)	232
Total operating expenses	28,949	24,956	27,571	27,666	29,525
Income (loss) from operations	(4,240)	871	3,075	5,521	(681)
Interest and other expense, net	575	774	1,041	588	640
Income (loss) before income taxes	(4,815)	97	2,034	4,933	(1,321)
Income tax expense (benefit)	—	(185)	206	(29,875)	(471)
Net income (loss)	$(4,815)	$282	$1,828	$34,808	$(850)
Basic net income (loss) per share	$(0.10)	$0.01	$0.04	$0.68	$(0.02)
Diluted net income (loss) per share	$(0.10)	$0.01	$0.03	$0.63	$(0.02)
Shares used for basic net income (loss) per share	49,029	49,650	50,347	51,097	51,674
Shares used for diluted net income (loss) per share	49,029	50,438	52,932	55,509	51,674

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,982	$5,231	$5,275	$5,524	$4,705
Total current assets	28,442	26,845	30,652	35,127	31,290
Total assets	38,724	36,784	38,495	75,591	70,438
Line of credit	10,375	9,453	8,022	12,614	11,042
Current portion of long-term debt and capital leases	302	1,263	1,275	776	770
Total current liabilities	23,269	20,722	21,980	25,195	22,228
Long-term debt and capital leases	1,466	2,703	1,927	1,151	381
Long-term deferred revenue and other	11,410	10,126	7,840	6,362	5,306
Total stockholders’ equity	2,579	3,233	6,748	42,883	42,523

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-K are as of March 16, 2009, and we undertake no duty to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 83% of 2008 product revenue, and Other Vaccines, Pharmaceuticals and Products which represented 17% of 2008 product revenue.

The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic and other instruments and supplies represented approximately 48% of our 2008 product revenue.  Many products in this area involve placing an instrument with a customer and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 34% of our 2008 product revenue resulted from the sale of such consumables to an installed base of instruments and approximately 14% of our product revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our handheld blood analysis instrument, our chemistry instrument and our hematology instrument and their affiliated operating consumables.  Revenue from products in these three areas, including revenue from consumables, represented approximately 44% of our 2008 product revenue.

Single use diagnostic and other tests, pharmaceuticals and vaccines and other products represented approximately 35% of our 2008 product revenue.  Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 32% of 2008 product revenue.

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

All our Core Companion Animal Health products predominately are sold to or through veterinarians ultimately.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  Core Companion Animal Health products are sold directly by us as well as through independent third-party distributors and other distribution relationships, such as our corporate agreement with SPAH and the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories.  Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 51%, 29% and 20% of Core Companion Animal Health 2008 product revenue, respectively.

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

We intend to return to and sustain profitability through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor product revenue growth trends in our Core Companion Animal Health segment.  Product revenue in this segment grew 2% in 2008 as compared to 2007 and has grown at a compounded annual growth rate of 16% since 1998, our first full year as a public company.

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

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals.  All OVP products are sold by third parties under third party labels.

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

License revenue under arrangements to sell or license product rights or technology rights is recognized as obligations under the agreement are satisfied, which generally occurs over a period of time.  Generally, licensing revenue is deferred and recognized over the estimated life of the related agreements, products, patents or technology.  Nonrefundable licensing fees, marketing rights and milestone payments received under contractual arrangements are deferred and recognized over the remaining contractual term using the straight-line method.  Revenue from licensing technology and product rights is reported in our research, development and other revenue line item.  An example of the former, i.e. licensing technology, is a patent we own under which we grant a third-party exclusive rights to the human healthcare market for the life of the patent in exchange for an upfront payment and royalty payments on sales of any product based on the patent.  The upfront payment will be amortized over the life of the patent and reported along with any affiliated royalty payments in our research, development and other revenue line item.  An example of the latter, i.e. product rights, is our July 2002 agreement to license Intervet Inc. certain rights to patents, trademarks and know-how for our Flu AVERT I.N. equine influenza vaccine, the world’s first intranasal influenza vaccine for horses.  As we had no further rights to manufacture, market or sell this vaccine without Intervet Inc.’s permission under this agreement, we are reporting the amortization of the upfront payment we received in this agreement along with any affiliated royalty payments in our research, development and other revenue line item.  The upfront payment is being amortized over the estimated life of the product.

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

Capitalized Patent Costs

In the year ended December 31, 2006, we deferred and capitalized certain costs, including payments to third-party law firms for patent prosecution to expand the scope of our patents, related to the technology or patents underlying a variety of long-term licensing agreements.  We owned a portfolio of patents not then utilized in our product development or manufacture.  Several entities paid upfront licensing fees to utilize the technology supported by these patents in their own product development and commercialization efforts.  Because we believed that we had an obligation to protect the underlying patents, we deferred the revenue associated with these long-term agreements and the direct and incremental costs of prosecuting the patents that supported the agreements.  We use the term “patent prosecution” in this context in the narrow sense often used by intellectual property professionals — to describe activities where we seek to expand the scope of existing patents such as geographically, where we may look to expand patent protection into new countries, or for broader applications, such as for newly contemplated uses or expanded claim breadth coverage of the technology defined by those licensing our technology within existing geographies.  A situation where a third party has violated our intellectual property rights by using our patented technology without permission and we have filed a corresponding lawsuit would not meet this definition of “patent prosecution” and we would therefore expense the corresponding legal expenses as incurred.  In accordance with SFAS No. 95, paragraph 17(c), we classified patent prosecution expenditures which were capitalized as cash used for investing activities since, like a capital expenditure to improve a building or add a piece of equipment, the cost is a necessary investment into a productive asset to maintain our future revenue process.  No internal costs were capitalized.  These capitalized costs were amortized over the same period as the licensing revenue related to those patents was recognized.  Costs in excess of the amount of remaining related deferred licensing revenue were not capitalized, but expensed as incurred.  We capitalized approximately $292 thousand for the year ended December 31, 2006 and amortized approximately $334 thousand for the same period.  In December 2006, we sold all patents for which we had capitalized patent costs and, accordingly, we have no capitalized patent costs on our balance sheet as of December 31, 2008, 2007 and 2006.  We do not expect to capitalize any patent costs in the future.

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

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2006	2007	2008
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product revenue, net:
Core companion animal health	$59,936	$65,910	$67,021
Other vaccines, pharmaceuticals and products	11,879	14,897	13,310
Total product revenue, net	71,815	80,807	80,331
Research, development and other	3,245	1,528	1,322
Total revenue, net	75,060	82,335	81,653

Cost of revenue:
Cost of products sold	43,000	48,874	52,478
Cost of research, development and other	1,414	274	331
Total cost of revenue	44,414	49,148	52,809

Gross profit	30,646	33,187	28,844

Operating expenses:
Selling and marketing	14,356	16,109	17,640
Research and development	3,483	2,679	1,951
General and administrative	9,887	8,925	8,917
Restructuring expenses	—	—	785
Other	(155)	(47)	232
Total operating expenses	27,571	27,666	29,525
Income (loss) from operations	3,075	5,521	(681)
Interest and other expense, net	1,041	588	640
Income (loss) before income taxes	2,034	4,933	(1,321)
Income tax expense (benefit)	206	(29,875)	(471)
Net income (loss)	$1,828	$34,808	$(850)
Basic net income (loss) per share	$0.04	$0.68	$(0.02)
Diluted net income (loss) per share	$0.03	$0.63	$(0.02)

Revenue

Total revenue, which includes product revenue, research and development and other revenue, decreased 1% to $81.7 million in 2008 compared to $82.3 million in 2007.  Total revenue for 2007 increased 10% to $82.3 million from $75.1 million in 2006.  Product revenue decreased 1% to $80.3 million in 2008 compared to $80.8 million in 2007.  Product revenue increased 13% to $80.8 million in 2007 compared to $71.8 million in 2006.

Core Companion Animal Health segment product revenue increased 2% to $67.0 million in 2008 compared to $65.9 million in 2007.  Key factors in the increase were greater sales of our chemistry instrument, which was launched in November 2007, our instrument consumables and our heartworm diagnostic tests, somewhat offset by lower sales of our handheld blood analysis instruments and our heartworm preventive, both internationally and domestically.

2007 product revenue from our Core Companion Animal Health segment increased 10% to $65.9 million compared to $59.9 million in 2006.   Key factors in the increase were higher sales of our instrument consumables, our hematology instruments, our handheld blood analysis instruments, our IV pumps, international sales of our heartworm preventive, our microalbumin laboratory packs and our allergy diagnostic kits.

Other Vaccines, Pharmaceuticals and Products segment (“OVP”) product revenue decreased 11% to $13.3 million in 2008 compared to $14.9 million in 2007.  The largest factor in the decrease was approximately $1.6 million in revenue (the “United Revenue”) recognized in 2007 upon receipt of a payment for product previously shipped and “take or pay” minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. (“UV”), a former customer.  As UV had ceased operations, we did not generate any corresponding revenue from UV in 2008, nor do we expect to generate any revenue from UV in the future.  This decrease was somewhat offset by an increase in sales of bovine vaccines under our contract with AgriLabs.

2007 product revenue from OVP increased 25% to $14.9 million compared to $11.9 million in 2006.  Key factors in the increase were greater sales of fish vaccines, the United Revenue and an increase in sales of bovine vaccines under our contract with AgriLabs.  Decreases in sales of our bulk bovine biologicals and our equine influenza vaccine somewhat offset increased sales in other areas.  We licensed Intervet Inc. exclusive rights to our equine influenza vaccine in July 2002, and our last shipment of this product prior to Intervet Inc. producing the product themselves occurred in the third quarter of 2006.

Revenue from research and development and other revenue decreased by 13% to $1.3 million in 2008 from $1.5 million in 2007.  The primary factor in the decrease was $250 thousand in revenue recognized from a service contract in 2007, with no corresponding revenue recognized in 2008 as the service contract was completed in 2007.  The service contract was related to a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the “Allergopharma Portfolio”) and was with the buyer of the Allergopharma Portfolio, which we sold in December 2006.

Revenue from research and development and other revenue decreased by 53% to $1.5 million in 2007 from $3.2 million in 2006.  The decrease is primarily due to revenue from the acceleration of approximately $1.5 million in previously deferred licensing fees recognized upon completion of the sale of the Allergopharma Portfolio in December 2006, with no corresponding revenue recognized in 2007.

We expect total revenue to decline slightly when compared to 2008.

Cost of Revenue

Cost of revenue consists of two components: 1) cost of products sold and 2) cost of research, development and other revenue, both of which correspond to their respective revenue categories.  Cost of revenue totaled $52.8 million for the twelve months ended December 31, 2008, a 7% increase as compared to $49.1 million for the corresponding period in 2007.  Gross profit decreased 13% to $28.8 million for 2008 as compared to $33.2 million in 2007.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 35.3% for 2008 as compared to 40.3% in 2007.  Cost of revenue totaled $49.1 million for 2007, an 11% increase as compared to $44.4 million for 2006.  Gross profit increased 8% to $33.2 million for 2007 as compared to $30.6 million in 2006.  Gross Margin decreased to 40.3% for 2007 as compared to 40.8% in 2006.

Cost of products sold increased 7% to $52.5 million in the twelve months ended December 31, 2008 from $48.9 million in 2007.  Gross profit on product revenue decreased 13% to $27.9 million for 2008 from $31.9 million in the prior year.  Product Gross Margin, i.e. gross profit on product revenue divided by product revenue, decreased to 34.7% in 2008 as compared to 39.5% in 2007.  The largest factor in the decrease was recognition of the United Revenue in 2007 for which the affiliated Cost of products sold had been recognized in prior periods and for which no corresponding revenue or gross profit was recognized in 2008.  In addition, product mix and increased reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our new chemistry instrument and our handheld diagnostic instruments, were factors in the decrease.  Cost of products sold increased 14% to $48.9 million in 2007 as compared to $43.0 million in 2006.  Gross profit on product revenue increased 11% to $31.9 million for 2007 from $28.8 million in 2006.  Product Gross Margin decreased to 39.5% in 2007 as compared to 40.1% in 2006.  Product mix was a key factor in the decrease, including sales of our diagnostic instruments, which represented a larger share of overall sales than in 2006.  Our diagnostic instruments tend to be relatively lower margin sales and certain instruments experienced lower gross margins in 2007 than in 2006 due to aggressive sales and marketing programs in 2007.  This was somewhat offset by recognition of the United Revenue for which the affiliated cost of products sold had been recognized in prior periods.

Cost of research, development and other revenue increased 21% to $331 thousand in the twelve months ended December 31, 2008 as compared to $274 thousand in 2007.  Gross profit on research, development and other revenue decreased 21% to $1.0 million for 2008 from $1.3 million in 2007.  Other Gross Margin, i.e. gross profit on research, development and other revenue divided by research, development and other revenue, decreased to 75.0% for 2008 as compared to 82.1% in 2007. A factor in the decline was lower margins on sponsored research and development revenue.  Cost of research, development and other revenue decreased 81% to $274 thousand in 2007 as compared to $1.4 million in 2006.  Gross profit on research, development and other revenue decreased 32% to $1.3 million for the twelve months ended December 31, 2007 from $1.8 million in 2006.  Other Gross Margin increased to 82.1% for 2007 as compared to 56.4% in 2006.  The primary reason for the increase in gross margin was revenue related to the Allergopharma Portfolio from deferred licensing fees for which a corresponding capitalized patent cost was amortized, which occurred in 2006, but not in 2007.  This was somewhat offset by the acceleration of certain previously deferred upfront licensing fees which were recognized in 2006 due to the sale of the Allergopharma Portfolio in December 2006.

We expect Gross Margin to be flat or down slightly for 2009 as compared to 2008.

Operating Expenses

Selling and marketing expenses increased by 10% to $17.6 million in 2008 compared to $16.1 million in 2007.  Key factors in the change were an increase in personnel and increased expenditures on market research.  Selling and marketing expenses increased by 12% to $16.1 million in 2007 as compared to $14.4 million in 2006.  A key factor in the increase was cost related to new product launches.

Research and development expenses decreased by $728 thousand to $2.0 million in 2008 from $2.7 million in 2007.  A key factor in the change was less space at our corporate headquarters being used for research and development activities.  In late 2007, we implemented a plan to move and expand space for certain activities within our corporate headquarters, which reduced the space dedicated to research and development activities.  Research and development expenses decreased by $804 thousand to $2.7 million in 2007 from $3.5 million in 2006.  A factor in the decline was a decrease in accrued expenses related to our Management Incentive Program (“MIP”) recognized in 2007 as compared to 2006.

General and administrative expenses were $8.9 million in 2008, a slight decrease as compared to 2007.  A factor in the decline was no MIP payouts were earned in 2008 while there was some corresponding MIP payout earned in 2007.  General and administrative expenses decreased by 10% to $8.9 million in 2007 from $9.9 million in 2006.  Key factors in the decline were lower incentive compensation, including compensation related to our MIP, in 2007 as compared to 2006, and lower legal fees, primarily related to our litigation with UV in 2006.

In 2008, we recorded restructuring expenses of approximately $785 thousand, consisting of approximately $621 thousand related primarily to personnel severance and other costs for certain individuals affected by our restructuring in December 2008 and $164 thousand related to inventory of discontinued products, including a monitoring product the manufacturer has informed us it no longer intends to support.  We recorded no restructuring expenses in 2007 or 2006.

Other operating expenses of approximately $232 thousand in 2008 relate to an asset impairment charge related to certain rental instruments we own.  In 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held net of costs on this line.  In 2006, we recognized a gain of approximately $155 thousand on the sale of the Allergopharma Portfolio on this line.  The gain is equal to the sales price less the net book value of the Allergopharma Portfolio, which included all of our unamortized capitalized patent costs.

We expect 2009 operating expenses will be lower than in 2008, primarily as a result of our restructuring at the end of 2008.

Interest and Other Expense, Net

Interest and other expense, net was $640 thousand in 2008, as compared to $588 thousand in 2007 and $1.0 million in 2006.  This line item includes interest expense, interest income and foreign currency gains and losses.  The largest factor in the increase in 2008 as compared to 2007 was greater borrowings under our revolving line of credit with Wells Fargo, somewhat offset by lower market interest rates.  The largest factor in the decrease from 2006 to 2007 was lower borrowings under our credit and security agreement with Wells Fargo along with the fact that we repaid $500 thousand in subordinated debt in May 2007.  Another factor was lower interest rate spreads to Prime on our borrowings with Wells Fargo resulting from our achievement of negotiated milestones.

We expect interest and other expense, net to decrease in 2009 as compared to 2008 based on lower market interest rates and lower average borrowings, somewhat offset by an increase in our interest rate spread.

Income Tax Expense (Benefit)

In general, income tax expense (or benefit) can be broken into two categories: current and deferred.  Valuation allowance adjustments and net operating loss usage have been components of deferred income tax expense (benefit) in all years presented.

Current income tax expense generally consists of taxes payable on tax returns for a given year.  These primarily relate to domestic federal alternative minimum tax payments required, although state taxes are also included in this category.  We have typically not had to pay much in cash taxes when we have generated taxable income due to our NOL in Switzerland and in the United States.

A valuation allowance adjustment is due to a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years.  Based on the profitable operating performance of our subsidiary in Switzerland, in the fourth quarter of 2005 we concluded that our NOL in Switzerland was realizable on a more-likely-than-not basis.  We reduced the related valuation allowance in the fourth quarter of 2005.  This resulted in a net deferred tax asset equal to the estimated quantity of income taxes we would have recognized in our future statements of operations as income tax expense that we would not have to actually pay in cash assuming our estimate of our NOL usage in Switzerland was exactly correct.

We subsequently obtained agreements from the tax authorities in the canton of Fribourg (the “Tax Agreements”) regarding the determination of our taxable income which reduced our taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes and we expected to reduce our taxable income, and thus our tax obligation, in future years as compared to prior expectations.  Given our corresponding lower income expectations in Switzerland, we no longer believed we would utilize all of our NOL in Switzerland before it was scheduled to expire at the end of 2008.  Accordingly, we reduced our net deferred tax asset related to this NOL via an increase in the related valuation allowance which is reported as a valuation allowance adjustment income tax expense of $69 thousand in the fourth quarter of 2006.  We did not generate sufficient taxable income in 2008 to fully utilize our Swiss net deferred tax asset, which expired at the end of 2008, and made an associated reduction in the deferred tax asset and recorded a corresponding income tax expense journal entry of $10 thousand in the fourth quarter of 2008.

Net operating loss usage represents the tax we would have paid had we not had an NOL in a given jurisdiction, but did not pay.  We had net operating loss usage in Switzerland of $32 thousand, $17 thousand and $79 thousand in 2008, 2007 and 2006, respectively.  The amount decreased from 2006 to 2007 due to the Tax Agreements.  The amount increased from 2007 to 2008 due to the expiration of a “tax holiday” from canton, municipal and church income taxes in the canton of Fribourg in August 2007.

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

In 2008, domestic deferred income tax benefits related to our loss before income taxes was the primary reason we recorded a $471 thousand income tax benefit.  In 2007, the $30 million valuation allowance adjustment related to our domestic NOL discussed above was the primary reason for the $29.9 million income tax benefit recorded.  In 2006, deferred tax expenses discussed above related to our Swiss subsidiary were the primary components of $206 thousand in income tax expense.

In 2009, we expect current income tax expense as compared to an income tax benefit in 2008 as we expect to generate income before income taxes as opposed to the loss before income taxes we experienced in 2008.

or benefit in 2009 and expect to record valuation allowance adjustment income tax expense or benefit infrequently, if at all, in future years.

Net Income (Loss)

Our 2008 net loss was $850 thousand as compared to net income of $34.8 million in 2007 and $1.8 million in 2006.  The decline in 2008 as compared to 2007 was due to the large valuation allowance adjustment related to our domestic NOL recognized in 2007, but not 2008.  Lower total revenue, lower Gross Margin and higher operating expenses for 2008 as compared to 2007 also contributed to the change.  A large valuation allowance income tax benefit was the primary reason for the increase from 2006 to 2007, although increased revenue also contributed to the improvement.

In 2009, we expect to generate net income as opposed to the net loss we reported in 2008, primarily as a result of lower operating expenses.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since inception in 1988.  For the year ended December 31, 2008, we had total revenue of $81.7 million and net loss of $850 thousand.  In 2008, net cash provided by operations was $1.7 million.  At December 31, 2008, we had $4.7 million of cash and cash equivalents, working capital of $9.1 million, $11.0 million of outstanding borrowings under our revolving line of credit, discussed below, and $1.2 million of other debt and capital leases.

Net cash flows from operating activities provided cash of $1.7 million in 2008 as compared to using cash of $1.7 million in 2007 and providing cash of $1.1 million in 2006.  The major factors in the improvement in 2008 versus 2007 were a $7.4 million improvement in cash provided by inventory as we lowered our inventory levels at year end 2008 compared to year end 2007, a $1.9 million improvement in cash provided by accrued liabilities and other related items primarily due to a relatively large cash payout for our 2006 MIP in early 2007, a $1.2 million improvement in cash provided by accounts receivable primarily due to lower fourth quarter sales and $1.1 million greater depreciation and amortization primarily related to full versus partial year depreciation on rental instruments we capitalized in 2007.  This was somewhat offset by a $35.7 million decrease in net income, partially mitigated by a $29.4 million decrease in deferred tax benefit primarily due to the $30 million valuation allowance adjustment related to our domestic NOL recorded in 2007, as well as a $2.6 million increase in cash used for accounts payable which primarily relates to lower inventory received but not paid for at year end 2008 as compared to 2007.  The major factors in the use of cash in 2007 as compared to providing cash of $1.1 million in 2006 were an increase in cash used for inventories of $5.4 million due primarily to the non-cash transfer of inventory to property and equipment related to 2007 rental programs on certain of our diagnostic instruments as well as greater overall inventory levels, decreases in cash provided from accrued liabilities and other related items of $3.7 million primarily due to decreases in accrued management incentive plan payouts, somewhat offset by a $33.0 million improvement in our net income which was mostly offset by a corresponding deferred tax benefit change of $30.1 million, a $2.5 million improvement in cash provided by accounts receivable resulting from a lower days outstanding accounts receivable balance and a $1.2 million improvement in cash provided by accounts payable related to increased spending.

Net cash flows from investing activities used cash of $554 thousand in 2008 as compared to using cash of $2.3 million in 2007 and providing cash of $159 thousand in 2006.  Expenditures for property and equipment totaled approximately $554 thousand, $2.4 million and $1.2 million in 2008, 2007 and 2006, respectively.  The cash used in 2008 was entirely for purchases of property and equipment, which decreased from $1.8 million as compared to 2007.  A factor in the decrease was the launch of three major instruments in 2007 for which we capitalized demonstration and other units, with no corresponding instrument launches in 2008.  The cash used in 2007 was entirely for purchases of property and equipment, which increased from 2006 due to the purchases of demonstration units for the three new diagnostic instruments we launched in 2007 and increased purchases related to our Des Moines manufacturing operations in 2007 as compared to 2006.  In 2006, the sale of certain intellectual property generated cash, after related costs, of approximately

$1.6 million which was slightly larger than approximately $1.5 million in capital expenditures and capitalized patent costs.

Net cash flows from financing activities used cash of $2.0 million in 2008 as compared to providing $4.2 million in 2007 and using $1.4 million in 2006.  In 2008 we used cash to reduce our borrowings under our line of credit by $1.6 million and repay principal on term debt of $776 thousand which was partially offset by proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan totaling $372 thousand.  In 2007, we increased our line of credit borrowings by $4.6 million and received $851 thousand from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.  These cash inflows were somewhat offset by the repayment of principal on term debt of $1.3 million.  In 2006, we reduced our line of credit borrowings by $1.4 million and repaid principal on term debt of $763 thousand which was somewhat offset by $766 thousand in proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.  Proceeds from the issuance of common stock decreased in 2008 as compared to 2007 and 2006 primarily due to lower proceeds from option exercises.  We repaid approximately $500 thousand more term debt in 2007 than in 2008 and 2006 because a $500 thousand term loan from a customer matured and was repaid in 2007.

At December 31, 2008, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2011.  At December 31, 2008, $11.0 million was outstanding under this line of credit.  Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  On December 31, 2008, interest was charged at a stated rate of prime plus 2.50% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of December 31, 2008.  At December 31, 2008, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $448 thousand.

At December 31, 2008, we also had outstanding obligations for long-term debt and capital leases totaling approximately $1.2 million primarily related to three term loans with Wells Fargo.  One term loan is secured by real estate in Iowa and had an outstanding balance at December 31, 2008 of approximately $269 thousand due in monthly installments of $17,658 plus interest.  The term loan had a stated interest rate of prime plus 2.50% on December 31, 2008 and is to be paid in full in April 2010.  The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”).  Principal payments on the Equipment Notes of $46,296 plus interest are due monthly.  The Equipment Notes had a stated interest rate of prime plus 2.50% on December 31, 2008 and are to be paid in full in August 2010.  Our capital lease obligations totaled approximately $2 thousand at December 31, 2008.

At December 31, 2008, we had deferred revenue and other long term liabilities, net of current portion, of approximately $5.3 million.  Included in this total is approximately $3.8 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed.  These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing our revenue, the extent to which currently planned products and/or technologies under development are successfully developed and achieve market acceptance, changes required by us by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2009 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2009 and into 2010.  Our financial plan for 2009 expects that we will have positive cash flow from operations.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies, such as further reductions in our personnel costs.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.  See “Risk Factors” in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

A summary of our contractual obligations at December 31, 2008 is shown below:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$1,149	$768	$381	$—	$—
Capital lease obligations	2	2	—	—	—
Interest payments on debt	57	50	7	—	—
Line of credit	11,042	11,042	—	—	—
Operating leases	29,829	2,045	5,697	1,869	20,218
Unconditional purchase obligations	2,741	2,741	—	—	—
Total contractual cash obligations	$44,820	$16,648	$6,085	$1,869	$20,218

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

Net Operating Loss Carryforwards

As of December 31, 2008, we had a net domestic operating loss carryforward, or NOL, of approximately $166.4 million, a domestic alternative minimum tax credit of approximately $129 thousand and a domestic research and development tax credit carryforward of approximately $312 thousand.  Our NOL is scheduled to expire in various years beginning in 2010 and ending in 2028, with the majority scheduled to expire in 2018 or later.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”).  We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.

We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the Untied States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (beginning in 2008 for calendar year-end entities).  In February 2008, FSP 157-2 was issued which delayed application of SFAS No. 157 for non-recurring nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (beginning in 2009 for calendar year-end entities).  The adoption of the provisions of FSP 157-2 for non-recurring nonfinancial assets and nonfinancial liabilities will impact how those balances are measured, for example in the case of assessing impairment.  The adoption of SFAS No. 157 related to non-recurring, non-financial fair value measurements is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No.141(R) will change the accounting treatment for business combinations on a prospective basis beginning in 2009 for calendar year-end entities.  The effects are presumed to be material to the accounting for future business acquisitions, if any, and will also increase future income statement volatility upon consummation of future business acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009.  The adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (beginning in 2009 for calendar year-end entities) with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates.  At December 31, 2008, approximately $12.2 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.75%.  We also had approximately $4.7 million of cash and cash equivalents at December 31, 2008, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on December 31, 2008.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual interest expense of approximately $75 thousand based on our outstanding balances as of December 31, 2008.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on December 31, 2008.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our 2008 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $900 thousand.

Item 8.  Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heska Corporation:

We have audited the accompanying consolidated balance sheets of Heska Corporation and its subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2006, 2007 and 2008.  We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and its subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, for the years ended December 31, 2006, 2007 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Heska Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO Criteria.

/S/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

March 16, 2009

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$5,524	$4,705
Accounts receivable, net of allowance for doubtful accounts of $96 and $209, respectively	11,064	9,514
Inventories, net	16,395	15,249
Current portion of deferred tax asset	1,260	869
Other current assets	884	953
Total current assets	35,127	31,290
Property and equipment, net	10,669	8,509
Goodwill	834	890
Deferred tax asset, net of current portion	28,776	29,749
Other assets	185	—
Total assets	$75,591	$70,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,653	$3,904
Accrued liabilities	2,309	2,574
Accrued compensation	866	554
Accrued restructuring	—	578
Current portion of deferred revenue	2,977	2,806
Line of credit	12,614	11,042
Current portion of capital lease obligations	9	2
Current portion of long-term debt	767	768
Total current liabilities	25,195	22,228
Capital lease obligations, net of current portion	2	—
Long-term debt, net of current portion	1,149	381
Deferred revenue, net of current portion, and other	6,362	5,306
Total liabilities	32,708	27,915
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 51,447,663 and 52,010,928 shares issued and outstanding, respectively	51	52
Additional paid-in capital	215,685	216,463
Accumulated other comprehensive income	335	46
Accumulated deficit	(173,188)	(174,038)
Total stockholders’ equity	42,883	42,523
Total liabilities and stockholders’ equity	$75,591	$70,438

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenue:
Product revenue, net:
Core companion animal health	$59,936	$65,910	$67,021
Other vaccines, pharmaceuticals and products	11,879	14,897	13,310
Total product revenue, net	71,815	80,807	80,331
Research, development and other	3,245	1,528	1,322
Total revenue, net	75,060	82,335	81,653

Cost of revenue:
Cost of products sold	43,000	48,874	52,478
Cost of research, development and other	1,414	274	331
Total cost of revenue	44,414	49,148	52,809

Gross profit	30,646	33,187	28,844

Operating expenses:
Selling and marketing	14,356	16,109	17,640
Research and development	3,483	2,679	1,951
General and administrative	9,887	8,925	8,917
Restructuring expenses	—	—	785
Other	(155)	(47)	232
Total operating expenses	27,571	27,666	29,525
Income (loss) from operations	3,075	5,521	(681)
Interest and other expense, net	1,041	588	640
Income (loss) before income taxes	2,034	4,933	(1,321)
Income tax expense (benefit)	206	(29,875)	(471)
Net income (loss)	$1,828	$34,808	$(850)

Basic net income (loss) per share	$0.04	$0.68	$(0.02)
Diluted net income (loss) per share	$0.03	$0.63	$(0.02)
Weighted average outstanding shares used to compute basic net income (loss) per share	50,347	51,097	51,674
Weighted average outstanding shares used to compute diluted net income (loss) per share	52,932	55,509	51,674

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2006	50,042	$50	$213,054	$(47)	$(209,824)	$3,233
Issuance of common stock related to options, ESPP and other	722	1	765	—	—	766
Recognition of stock based compensation	—	—	782	—	—	782
Comprehensive net income:
Net income	—	—	—	—	1,828	1,828
Minimum pension liability adjustments	—	—	—	(89)	—	(89)
Unrealized (loss) on available for sale investments	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	233	—	233
Comprehensive net income	—	—	—	—	—	1,967
Balances, December 31, 2006	50,764	51	214,601	92	(207,996)	6,748
Issuance of common stock related to options, ESPP and other	684	—	851	—	—	851
Recognition of stock based compensation	—	—	233	—	—	233
Comprehensive net income:
Net income	—	—	—	—	34,808	34,808
Minimum pension liability adjustments	—	—	—	53	—	53
Unrealized gain on available for sale investments	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	185	—	185
Comprehensive net income	—	—	—	—	—	35,051
Balances, December 31, 2007	51,448	51	215,685	335	(173,188)	42,883
Issuance of common stock related to options, ESPP and other	563	1	416	—	—	417
Recognition of stock based compensation	—	—	362	—	—	362
Comprehensive net income:
Net (loss)	—	—	—	—	(850)	(850)
Minimum pension liability adjustments	—	—	—	(444)	—	(444)
Unrealized (loss) on available for sale investments	—	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	—	—	164	—	164
Comprehensive net (loss)	—	—	—	—	—	(1,139)
Balances, December 31, 2008	52,011	$52	$216,463	$46	$(174,038)	$42,523

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2007	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$1,828	$34,808	$(850)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,671	2,183	3,266
Amortization of intangible assets	334	—	—
Deferred tax (benefit) expense	148	(29,983)	(536)
Stock based compensation	782	233	362
Loss (gain) on disposition of assets	(155)	(47)	—
Unrealized gain on foreign currency translation	(161)	(19)	80
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	308	1,550
Inventories	(1,419)	(6,840)	599
Other current assets	84	19	(77)
Other long-term assets	—	4	57
Accounts payable	(349)	804	(1,749)
Accrued liabilities and other	2,421	(1,320)	530
Income taxes payable	58	(58)	—
Deferred revenue and other	(1,917)	(1,822)	(1,542)
Net cash provided by (used in) operating activities	1,125	(1,730)	1,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	1,640	47	—
Purchases of property and equipment	(1,189)	(2,357)	(554)
Capitalized patent costs	(292)	—	—
Net cash provided by (used in) investing activities	159	(2,310)	(554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	766	851	372
Proceeds from (repayments of) line of credit borrowings, net	(1,431)	4,591	(1,572)
Repayments of debt and capital lease obligations	(763)	(1,275)	(776)
Net cash provided by (used in) financing activities	(1,428)	4,167	(1,976)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	188	122	21

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44	249	(819)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,231	5,275	5,524

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,275	$5,524	$4,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,178	$774	$622

Non-cash transfer of inventory to property and equipment	$15	$3,565	$547

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company’s obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived assets for impairment, estimating the expense associated with the granting of stock options and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains the majority of its cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits, U.S. government agency obligations and U.S. corporate commercial paper.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements.  Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months.  The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sheet date, with changes due to foreign exchange fluctuations recorded in current earnings.  The Company held 415,931 and 888,310 Euros at December 31, 2007 and 2008, respectively.  The Company held 57,730,441 and 15,778,546 Yen at December 31, 2007 and 2008, respectively.  The Company held 667,506 and 132,890 Swiss Francs at December 31, 2007 and 2008, respectively.  The Company held 1,348 and zero British Pounds at December 31, 2007 and 2008, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit.  The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value.  The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2007 and 2008, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Inventory manufactured by the Company includes the cost of material, labor and overhead.  If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2007	2008
Raw materials	$4,865	$6,893
Work in process	3,138	2,957
Finished goods	8,969	6,370
Allowance for excess or obsolete inventory	(577)	(971)
	$16,395	$15,249

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

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2007	2008
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	24,918	25,831
Leasehold and building improvements	7 to 15 years	5,282	5,314
		33,255	34,200
Less accumulated depreciation and amortization		(22,586)	(25,691)
		$10,669	$8,509

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis.  The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period.  During 2006, 2007 and 2008,

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total costs transferred from inventory were approximately $15 thousand, $3.6 million and $547 thousand, respectively.

Depreciation and amortization expense for property and equipment was $1.7 million, $2.2 million and $3.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Realizability of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable.  When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.  The Company identified certain long-lived assets where the estimated fair value was less than carrying value as of December 31, 2008 and therefore the Company recorded an impairment charge of approximately $232 thousand. The Company determined the estimated fair value based on undiscounted future cash flows related to these long-lived assets.

Goodwill and Other Intangible Assets

Goodwill is subject to an annual assessment for impairment.  Impairment is indicated when the carrying amount of the related reporting unit is greater than its estimated fair value.

The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary.  This goodwill is reviewed at least annually for impairment.  At December 31, 2007 and 2008, goodwill was approximately $834 thousand and $890 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment.  The Company completed its annual analysis of the estimated fair value of its goodwill at December 31, 2008 and determined there was no indicated impairment of its goodwill.  The change in carrying value of the goodwill between years was solely due to foreign currency rate changes.  There can be no assurance that future goodwill impairments will not occur.  There are no other intangible assets that are not being amortized on a periodic basis.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology.  The Company received approximately $395 thousand, $325 thousand and $0 thousand of such payments in 2006, 2007 and 2008, respectively.  Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”).  During the years ended December 31, 2006 and 2007, the Company’s income from operations, income before income taxes and net income were reduced by $782 thousand and $233 thousand, respectively.  Basic and diluted earnings per share were reduced by $0.02 and $0.01 per share for 2006 and $0.01 and $0.00 per share for 2007.  During the year ended December 31, 2008, the Company’s loss from operations and loss before income taxes was increased by $362 thousand, net loss was increased by $219 thousand and basic and diluted loss per share were not impacted.  For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities.  At December 31, 2008, the Company had two stock-based compensation plans.  See Note 7 for a description of these plans and additional disclosures regarding the plans.

Restructuring  and Other Expenses

The Company recorded net restructuring expenses of $785 thousand for the year ended December 31, 2008 (See Note 8).  At December 31, 2008, approximately $578 thousand of accrued restructuring expenses remained on the Company’s balance sheet.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring expenses were approximately $621 thousand related primarily to personnel severance and other costs for 24 individuals and $164 thousand related to inventory of discontinued products, including a monitoring product the manufacturer has informed the Company it no longer intends to support.

The Company recorded $232 thousand in impairment expense in the year ended December 31, 2008.  This charge was related to certain instruments the Company purchased from Abbott Point of Care Inc. (“APOC”), formerly known as i-STAT Corporation and a unit of Abbott Laboratories, which the Company had capitalized as rental units (the “Rental Units”) for use by the Company’s customers.  The majority of the Rental Units were being depreciated over a four year life.  APOC has the right to cancel the agreement under which the Company purchases affiliated cartridges and supplies for the Rental Units prior to year end 2009, which would prevent the Company from obtaining a future benefit from Rental Unit usage of these items if APOC refused to sell the Company cartridges and supplies beyond its contractual obligation and the Company sold all its remaining inventory of these items.  Accordingly, the Company concluded that the appropriate depreciation period for the Rental Units was through year end 2009.  Based on average usage assumptions for these instruments, the Company calculated the future undiscounted cash flows associated with usage of the Rental Units through year end 2009 and recorded an impairment to reduce the carrying amount of the Rental Units to this level.

In the year ended December 31, 2007, the Company recognized a gain of $47 thousand on the sale of certain patents the Company held, net of costs.  In the year ended December 31, 2006, the Company recognized a gain of $155 thousand on the sale of a worldwide patent portfolio covering a number of major allergens and the genes that encode them (the “Allergopharma Portfolio”).  The gain on sale is equal to the sales price less the net book value of the Allergopharma Portfolio, which included all unamortized capitalized patent costs.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses were $443 thousand, $654 thousand and $705 thousand for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  Due to the Company’s net loss in 2008, all outstanding common stock equivalents are considered anti-dilutive for fiscal 2008.  At December 31, 2006, 2007 and 2008, securities that have been

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 3,721,800, 1,616,886 and 12,835,269 shares, respectively, of the Company’s common stock.  Securities included in the diluted net income per share calculation at December 31, 2006 and 2007, using the treasury stock method, were outstanding options to purchase approximately 2.6 million and 4.4 million shares of the Company’s common stock, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss), as shown in the Consolidated Statement of Stockholders’ Equity, includes net income adjusted for the results of certain stockholders’ equity changes.  Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2008, Accumulated Other Comprehensive Income (Loss) consists of $507 thousand gain for cumulative translation adjustments, $479 thousand for unrealized pension liability and $18 thousand of unrealized gain on available for sale investments.  At December 31, 2007, Accumulated Other Comprehensive Income consists of $344 thousand gain for cumulative translation adjustments, $36 thousand for unrealized pension liability and $27 thousand of unrealized gain on available for sale investments.  At December 31, 2006, Accumulated Other Comprehensive Income consists of $159 thousand gain for cumulative translation adjustments, $89 thousand for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the Untied States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (beginning in 2008 for calendar year-end entities).  In February 2008, FSP 157-2 was issued which delayed application of SFAS No. 157 for non-recurring nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (beginning in 2009 for calendar year-end entities).  The adoption of the provisions of FSP 157-2 for non-recurring nonfinancial assets and nonfinancial liabilities will impact how those balances are measured, for example in the case of assessing impairment.  The adoption of SFAS No. 157 related to non-recurring, non-financial fair value measurements is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No.141(R) will change the accounting treatment for business combinations on a prospective basis beginning in 2009 for calendar year-end entities.  The effects are presumed to be material to the accounting for future business acquisitions and will also increase future income statement volatility upon consummation of future business acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009.  The adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (beginning in 2009 for calendar year-end entities) with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s results of operations or financial position.

3.              CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease agreements for laboratory equipment, office equipment, machinery and equipment, and computer equipment and software.  At December 31, 2007 and 2008, the Company had capitalized machinery and equipment under capital leases with a gross value of approximately $38 thousand and $24 thousand, respectively, and net book value of approximately $9 thousand and $2 thousand, respectively.  The capitalized cost of the equipment under capital leases is included in the accompanying consolidated balance sheets under the respective asset classes.  Under the terms of the Company’s lease agreements, the Company is required to make monthly payments of principal and interest through the year 2009, at an interest rate of approximately 11.3% per annum.  The equipment under the capital leases serves as security for the leases.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The future annual minimum required payments under capital lease obligations as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$2
Total future minimum lease payments	2
Less amount representing interest	—
Present value of future minimum lease payments	2
Less current portion	2
Total long-term capital lease obligations	$—

4.              LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2008
Real estate mortgage loan with a commercial bank, due in monthly installments, with a stated interest rate of prime at December 31, 2007 and prime plus 2.5% at December 31, 2008 (7.25% and 5.75%).	$481	$269
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime at December 31, 2007 and prime plus 2.5% at December 31, 2008 (7.25% and 5.75%).	1,148	704
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime at December 31, 2007 and prime plus 2.5% at December 31, 2008 (7.25% and 5.75%).	287	176
	1,916	1,149
Less installments due within one year	(767)	(768)
	$1,149	$381

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires June 30, 2011.  The agreement includes the real estate mortgage loan and term loans above, and a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2008 of prime plus 2.5% (5.75%).  Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets.  Under the agreement, the Company is required to comply with certain financial and non-financial covenants.  Among the financial covenants are requirements for monthly minimum capital, quarterly minimum net income and monthly minimum liquidity.  The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  As of December 31, 2008, approximately $11.0 million was outstanding on the line of credit and there was $448 thousand available capacity for additional borrowings under the line of credit agreement.

Maturities of long-term debt as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$768
2010	381
$1,149

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.              SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Interest and other expense (income):
Interest income	$(69)	$(87)	$(66)
Interest expense	1,244	721	624
Other, net	(134)	(46)	82
	$1,041	$588	$640

6.              INCOME TAXES

As of December 31, 2008, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $166.4 million, a domestic alternative minimum tax credit of approximately $129 thousand and a domestic research and development tax credit carryforward of approximately $312 thousand.  The Company’s domestic NOL is scheduled to expire in various years beginning in 2010 and ending in 2028, with the majority scheduled to expire in 2018 or later.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”).  The Company believes the latest Ownership Change occurred at the time of its initial public offering in July 1997.  The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.

The Company reduces its deferred tax assets by an offsetting valuation allowance if, based on judgmental assessment of available evidence, the Company is unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  The Company maintained a full, offsetting valuation allowance for all deferred tax assets prior to 2005.  The Company records a valuation allowance adjustment income tax benefit or expense due to a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years.  Based on the profitable operating performance of Heska AG, the Company’s evaluation determined that its NOL in Switzerland was realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2005.  The Company subsequently obtained agreements from the tax authorities in the canton of Fribourg (the “Tax Agreements”) regarding the Company’s determination of taxable income.  The Company anticipated the Tax Agreements would reduce the Company’s taxable income and therefore tax obligation in Switzerland in future years as compared to prior expectations.  In addition, the Tax Agreements reduced the Company’s taxable income in Switzerland in 2005 and 2006 from previous estimates for financial reporting purposes.  Accordingly, due to the Company’s lower income expectations in Switzerland related to the Tax Agreements, the Company no longer believed it would be able to utilize all of its NOL in Switzerland before it fully expired and made an associated reduction in its net deferred tax asset in the fourth quarter of 2006 via an increase of $69 thousand in the related valuation allowance along with a corresponding income tax expense journal entry.  As a result of the Tax Agreements, the Company had a smaller net deferred tax asset, lower foreign taxable income, and greater domestic taxable income than the Company estimated when it reported its results for the year ended December 31, 2005.  The Company did not generate sufficient taxable income in 2008 to fully utilize its Swiss deferred tax asset, which expired at the end of 2008, and made an associated reduction in its net deferred tax asset in the fourth quarter of 2008 via an decrease of $10 thousand in the related valuation allowance along with a corresponding income tax expense journal entry.  Based on the Company’s profitable domestic operating performance, the Company’s evaluation determined that a portion of its NOL in the United States was realizable on a more-likely-than-not basis and the related valuation allowance was released in the fourth quarter of 2007, resulting in an income tax benefit of $30 million and a corresponding net deferred tax asset of $30 million on December 31, 2007.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  In the United States, the tax years 2005 – 2007 remain open to examination by the federal Internal Revenue Service and the tax years 2004 – 2007 remain open for various state taxing authorities.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Domestic	$1,976	$4,802	$(1,451)
Foreign	58	131	130
	$2,034	$4,933	$(1,321)

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2007	2008
Current deferred tax assets
Inventory	$191	$337
Accrued compensation	69	171
Net operating loss carryforwards – domestic	649	809
Net operating loss carryforwards – foreign	36	—
Other	315	658
	1,260	1,975
Valuation allowance	—	(1,106)
Total current deferred tax assets	$1,260	$869

Noncurrent deferred tax assets
Research and development	$307	$312
Alternative minimum tax credit	146	129
Deferred revenue	3,655	3,060
Property and equipment	1,151	1,276
Net operating loss carryforwards – domestic	62,318	62,666
Net operating loss carryforwards – foreign	—	—
	67,577	67,443
Valuation allowance	(38,801)	(37,694)
Total noncurrent deferred tax assets (liabilities)	$28,776	$29,749

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current income tax expense (benefit):
Federal	$58	$81	$—
State	—	27	—
Foreign	—	—	—
Total current expense (benefit)	58	108	—
Deferred income tax expense (benefit):
Federal	—	(26,667)	(450)
State	—	(3,333)	(63)
Foreign	148	17	42
Total deferred benefit	148	(29,983)	(471)
Valuation allowance	—	—	—
Total income tax expense (benefit)	$206	$(29,875)	$(471)

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differ from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2006	2007	2008

Statutory federal tax rate	35%	33%	34%
State income taxes, net of federal benefit	4%	4%	5%
Other permanent differences	9%	4%	(4)%
Domestic NOL utilization	—	(38)%	—
Foreign rate difference	2%	—	1%
Current year impact of foreign tax holiday	(1)%	—	—
Loss of foreign NOL benefit under new tax rate agreement	7%	—	—
Swiss NOL carryforward	(1)%	—	—
Change in valuation allowance	(50)%	(608)%	—
Other	5%	(1)%	—
Effective income tax rate	10%	(606)%	36%

7.              CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock.  In 1997, the board of directors adopted the 1997 Stock Incentive Plan and terminated two prior option plans.  All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan.  In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant.  In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company’s common stock.  The number of shares reserved for issuance under all plans as of January 1, 2009 was 3,198,436.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months.  Under the terms of the 1997 Plan, in the event the Company is sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates.  The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option.  The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2008, 2007 and 2006; the Company treated all employees in one grouping in all three years.  The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2008, 2007 and 2006.  The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2008, 2007 and 2006.  The Company’s expected dividends input was zero in 2008, 2007 and 2006.  Weighted average assumptions used in 2008, 2007 and 2006 for each of these four key inputs are listed in the following table:

	2006	2007	2008
Risk-free interest rate	4.81%	3.46%	1.89%
Expected lives	2.8 years	3.0 years	2.9 years
Expected volatility	65%	60%	56%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2006		2007		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	11,989,582	$1.3251	11,818,823	$1.3575	12,118,417	$1.3979
Granted at Market	1,078,891	$1.5175	980,835	$1.9305	1,575,268	$0.7694
Cancelled	(681,377)	$1.3042	(122,746)	$2.9538	(573,898)	$2.5005
Exercised	(568,273)	$1.0418	(558,495)	$1.1348	(284,518)	$0.8526
Outstanding at end of period	11,818,823	$1.3575	12,118,417	$1.3979	12,835,269	$1.2836
Exercisable at end of period	11,792,445	$1.3585	11,340,083	$1.3675	11,042,716	$1.3360

The total estimated fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 were computed to be approximately $452 thousand, $810 thousand and $718 thousand, respectively.  The amounts are amortized ratably over the vesting periods of the options.  The weighted average estimated fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was computed to be approximately $0.29, $0.83 and $0.68, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $137 thousand, $557 thousand and $251 thousand, respectively.  The cash proceeds from options exercised during the years ended December 31, 2008, 2007 and 2006 were $243 thousand, $634 thousand and $592 thousand.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 0.34 - $0.87	2,885,953	6.25	$0.5655	1,808,877	$0.6402
$ 0.88 - $1.06	2,765,194	5.12	$0.9393	2,746,444	$0.9394
$ 1.07 - $1.25	2,444,123	5.34	$1.2166	2,444,123	$1.2166
$ 1.27 - $1.82	2,279,602	6.72	$1.5879	2,148,768	$1.5966
$ 1.83 - $5.37	2,460,397	5.52	$2.2973	1,894,504	$2.4340
$ 0.34 - $5.37	12,835,269	5.78	$1.2836	11,042,716	$1.3360

As of December 31, 2008, there was $732 thousand of total unrecognized compensation expense related to outstanding stock options.  That cost is expected to be recognized over a weighted-average period of 2.4 years with all cost to be recognized by the end of November 2012, assuming all options vest according to the vesting schedules in place at December 31, 2008.  As of December 31, 2008, the aggregate intrinsic value of outstanding options was $0 and the aggregate intrinsic value of exercisable options was $0.

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 2,601,190 had been issued as of December 31, 2008.  Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate.  Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock.  Each offering period is five years, with six-month accumulation periods ending June 30 and December 31.  The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2006, 2007 and 2008, the weighted-average fair value of the purchase rights granted was $0.36, $0.50 and $0.26 per share, respectively.

8.              RESTRUCTURING EXPENSES

In the fourth quarter of 2008, the Company recorded restructuring charges of $621 thousand for personnel severance and other costs related to 24 individuals and $164 thousand related to inventory costs of discontinued products, including a monitoring product the manufacturer has informed the Company it no longer intends to support.

Shown below is a reconciliation of restructuring costs for the year ended December 31, 2008 (in thousands):

	Balance at December 31,	Year Ended December 31, 2008		Balance at December 31,
	2007	Costs Incurred	Payments/Settlements	2008
Severance pay, benefits and other	$—	$621	$(43)	$578
Products and other	—	164	(164)	—
Total	$—	$785	$(207)	$578

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance of $578 thousand is included in accrued restructuring in the accompanying consolidated balance sheets as of December 31, 2008 and is expected to be paid in full by July 31, 2009.

9.	MAJOR CUSTOMERS

The Company had no customers in 2006, 2007 and 2008 to whom sales represented 10% or more of total revenue.  No customer represented 10% or more of total accounts receivable at December 31, 2007 or 2008.

10.	COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities.  In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales.  In the years ended December 31, 2008, 2007 and 2006, royalties of $580 thousand, $559 thousand and $722 thousand became payable under these agreements, respectively.

The Company has a contract with one supplier for unconditional annual minimum inventory purchases totaling approximately $2.7 million in fiscal 2009.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2008 as follows (in thousands):

Year Ending December 31,
2009	$2,045
2010	1,908
2011	1,873
2012	1,916
2013	1,869
Thereafter	20,218
$29,829

The Company had rent expense of $1.8 million, $1.9 million and $2.1 million in 2006, 2007 and 2008, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations.  At December 31, 2008, the Company had no material litigation pending.

The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products.  The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid.  Historically, the Company has incurred minimal warranty costs.  The Company’s warranty reserve on December 31, 2008 was $201 thousand.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.       SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health (“CCA”) and Other Vaccines, Pharmaceuticals and Products (“OVP”).  The Core Companion Animal Health segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.  These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment’s assets are transferred at cost and are not recorded as revenue for the OVP segment.  The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third-party labels.

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties.  The Company performs these research and development projects for both companion animal and livestock purposes.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2006:
Total revenue	$62,968	$12,092	$75,060
Operating income	2,780	295	3,075
Interest expense	809	435	1,244
Total assets	26,112	12,383	38,495
Net assets	4,410	2,338	6,748
Capital expenditures	810	379	1,189
Depreciation and amortization	765	906	1,671
Amortization of intangible assets	334	—	334

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2007:
Total revenue	$67,279	$15,056	$82,335
Operating income	1,862	3,659	5,521
Interest expense	429	292	721
Total assets	62,414	13,177	75,591
Net assets	35,666	7,217	42,883
Capital expenditures	1,416	941	2,357
Depreciation and amortization	1,295	888	2,183
Amortization of intangible assets	—	—	—

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2008:
Total revenue	$68,140	$13,513	$81,653
Operating income (loss)	(2,220)	1,539	(681)
Interest expense	474	150	624
Total assets	58,581	11,857	70,438
Net assets	34,602	7,921	42,523
Capital expenditures	216	338	554
Depreciation and amortization	2,341	925	3,266
Amortization of intangible assets	—	—	—

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2006	2007	2008

United States	$63,828	$69,389	$69,062
Europe	5,974	4,088	4,413
Other International	5,258	8,858	8,178
Total	$75,060	$82,335	$81,653

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2006	2007	2008

United States	$33,395	$72,585	$67,207
Europe	5,100	3,006	3,231
Other International	—	—	—
Total	$38,495	$75,591	$70,438

12.    QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2007 and 2008 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2007:
Total revenue	$22,715	$20,087	$19,491	$20,042	$82,335
Gross profit	10,360	8,301	7,608	6,918	33,187
Operating income	2,650	1,210	1,133	528	5,521
Net income	2,394	1,033	1,012	30,369	34,808
Net income per share – basic	0.05	0.02	0.02	0.59	0.68
Net income per share – diluted	0.04	0.02	0.02	0.55	0.63

2008:
Total revenue	$21,918	$22,615	$21,686	$15,434	$81,653
Gross profit	7,736	8,571	8,196	4,341	28,844
Operating income (loss)	(223)	1,386	1,098	(2,942)	(681)
Net income (loss)	(226)	666	577	(1,867)	(850)
Net income (loss) per share – basic	(0.00)	0.01	0.01	(0.04)	(0.02)
Net income (loss) per share – diluted	(0.00)	0.01	0.01	(0.04)	(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Code of Ethics

Our Board of Directors has adopted a code of ethics for our senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer).  The code of ethics is available on our website at www.heska.com.  We intend to disclose any amendments to or waivers from the code of ethics at that location.

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

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as a part of this Form 10-K.

(1)  Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2006	$88	$46	—	$(36	)(a)	$98
December 31, 2007	$98	$26	—	$(28	)(a)	$96
December 31, 2008	$96	$137	—	$(24	)(a)	$209

(a)          Write-offs of uncollectible accounts.

(3)  Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(2)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(4)	Bylaws of the Registrant.
10.1*	(12)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.2*	(12)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3*	(12)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4*		2003 Equity Incentive Plan, as amended and restated.
10.5*		2003 Equity Incentive Plan Option Agreement.
10.6*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.7*	(11)	Management Incentive Plan Master Document.
10.8*	(17)	2009 Management Incentive Plan.
10.9*	(13)	Director Compensation Policy, effective January 1, 2007.
10.10*	(14)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11*	(10)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12*	(14)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13*	(12)	Employment Agreement between Registrant and Michael McGinley, dated May 1, 2000.
10.14*	(14)	Amendment to Employment Agreement between Registrant and Michael McGinley, dated effective as of January 1, 2008.
10.15*	(6)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.16*	(14)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.17*	(6)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18*	(14)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19	(8)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.
10.20	(9)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.21	(9)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.22+	(12)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.23+	(14)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.24+	(14)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.25	(14)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.

Exhibit Number	Notes	Description of Document
10.26+	(16)

Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.27+		Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.28+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.29+	(3)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.30		Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.31+	(5)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.32+	(7)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.33+	(12)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.34+	(12)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.35+	(14)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.36+	(12)

Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.37+	(16)

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

10.38+	(12)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.39+		Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.40+	(12)	Distribution Agreement between Registrant and i-STAT Corporation, dated October 1, 2004.
10.41+		Amendment to Distribution Agreement between Registrant and Abbott Point of Care, Abbott Laboratories, Inc. (“i-Stat”), dated February 5, 2007.
10.42+	(12)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.
10.43+	(14)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation dated as of January 30, 2007.
21.1		Subsidiaries of the Company.

Exhibit Number	Notes	Description of Document
23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1**		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith.
(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(3)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.
(4)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(11)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
(12)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.
(13)	Filed with the Registrant’s Form 8-K dated March 5, 2007.
(14)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.
(15)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(16)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(17)	Filed with the Registrant’s Form 8-K dated November 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE	Chairman of the Board and Chief Executive
Robert B. Grieve	Officer (Principal Executive Officer) and Director	March 16, 2009

/s/ JASON A. NAPOLITANO	Executive Vice President, Chief Financial Officer	March 16, 2009
Jason A. Napolitano	and Secretary (Principal Financial Officer)

/s/ MICHAEL A. BENT	Vice President, Controller (Principal Accounting	March 16, 2009
Michael A. Bent	Officer)

/s/ WILLIAM A. AYLESWORTH	Director	March 16, 2009
William A. Aylesworth

/s/ PETER EIO	Director	March 16, 2009
Peter Eio

/s/ G. IRWIN GORDON	Director	March 16, 2009
G. Irwin Gordon

/s/ LOUISE L. McCORMICK	Director	March 16, 2009
Louise L. McCormick

/s/ JOHN F. SASEN, Sr.	Director	March 16, 2009
John F. Sasen, Sr.