Form 10-Q
period 2009-03-31
HESKA CORP
filed 2009-05-11
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock outstanding at May 8, 2009 was 52,010,928.

DRI-CHEM is a registered trademark of FUJIFILM Corporation. i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, G2 DIGITAL and VET/IV are registered trademarks of Heska Corporation in the United States and/or other countries. This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2008		March 31, 2009

Current assets:
Cash and cash equivalents	$4,705	$4,405
Accounts receivable, net of allowance for doubtful accounts of $209 and $208, respectively	9,514	11,682
Inventories, net	15,249	13,611
Deferred tax asset, current	869	721
Other current assets	953	859
Total current assets	31,290	31,278
Property and equipment, net	8,509	7,909
Goodwill	890	818
Deferred tax asset, net of current portion	29,749	29,533
Total assets	$70,438	$69,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,904	$4,524
Accrued liabilities	3,128	3,142
Accrued restructuring	578	247
Current portion of deferred revenue	2,806	2,453
Line of credit	11,042	10,046
Current portion of long-term debt and capital leases	770	767
Total current liabilities	22,228	21,179
Long-term debt, net of current portion	381	190
Deferred revenue, net of current portion, and other	5,306	5,305
Total liabilities	27,915	26,674

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 52,010,928 and 52,010,928 shares issued and outstanding, respectively	52	52
Additional paid-in capital	216,463	216,559
Accumulated other comprehensive income (loss)	46	(169)
Accumulated deficit	(174,038)	(173,578)
Total stockholders' equity	42,523	42,864
Total liabilities and stockholders' equity	$70,438	$69,538

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2009

Revenue, net:
Core companion animal health	$17,637	$18,137
Other vaccines, pharmaceuticals and products	4,281	2,004
Total revenue, net	21,918	20,141

Cost of revenue	14,182	12,768

Gross profit	7,736	7,373

Operating expenses:
Selling and marketing	4,922	3,758
Research and development	539	446
General and administrative	2,498	2,152
Total operating expenses	7,959	6,356
Operating income (loss)	(223)	1,017
Interest and other expense, net	166	165
Income (loss) before income taxes	(389)	852
Income tax expense (benefit)	(163)	392
Net income (loss)	$(226)	$460

Basic net income (loss) per share	$(0.00)	$0.01
Diluted net income (loss) per share	$(0.00)	$0.01

Weighted average outstanding shares used to compute basic net income (loss) per share	51,481	52,011

Weighted average outstanding shares used to compute diluted net income (loss) per share	51,481	52,011

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2009

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(226)	$460
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	775	662
Deferred tax expense (benefit)	(199)	364
Stock-based compensation	101	96
Unrealized (gain) loss on foreign currency translation	68	(67)
Changes in operating assets and liabilities:
Accounts receivable	477	(2,168)
Inventories	(97)	1,591
Other current assets	151	94
Accounts payable	(898)	620
Accrued liabilities	278	(317)
Deferred revenue and other liabilities	(1,027)	(354)
Net cash provided by (used in) operating activities	(597)	981
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(518)	(22)
Net cash provided by (used in) investing activities	(518)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	68	—
Proceeds from (repayments of) line of credit borrowings, net	1,289	(996)
Proceeds from (repayments of) debt and capital lease obligations, net	(194)	(194)
Net cash provided by (used in) financing activities	1,163	(1,190)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	131	(69)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179	(300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,524	4,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,703	$4,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$212	$142
Non-cash transfer of inventory to property and equipment	$119	$47

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2009 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2009.

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

Reclassifications

Certain prior year numbers have been reclassified to be consistent with the current year presentation. These reclassifications include revenue previously reflected as Research, Development and Other Revenue which is now included in revenue by segment and costs previously reflected as Cost of Research, Development and Other Revenue which are now included in Cost of Revenue.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,	March 31,
	2008	2009

Raw materials	$6,893	$6,368
Work in process	2,957	2,829
Finished goods	6,370	5,330
Allowance for excess or obsolete inventory	(971)	(916)
	$15,249	$13,611

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three months ended March 31, 2009, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2009 and 2008, and therefore excluded, were outstanding options to purchase 12,428,297 and 3,407,102 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three months ended March 31, 2009 and due to the net loss for the three months ended March 31, 2008. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

3.	CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2009.

	Three Months Ended March 31,
	2008	2009

Risk-free interest rate	3.14%	1.30%
Expected lives	3.2 years	3.0 years
Expected volatility	63%	64%
Expected dividend yield	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2008		Three Months Ended March, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	12,118,417	$1.3979	12,835,269	$1.2836
Granted at market	1,575,268	$0.7694	10,000	$0.2700
Cancelled	(573,898)	$2.5005	(411,639)	$1.5016
Exercised	(284,518)	$0.8526	—	$0.0000
Outstanding at end of period	12,835,269	$1.2836	12,433,630	$1.2755
Exercisable at end of period	11,042,716	$1.3360	10,817,506	$1.3283

The estimated fair value of stock options granted during the three months ended March 31, 2009 and 2008 was computed to be approximately $1 thousand and $38 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the three months ended March 31, 2009 and 2008 was computed to be approximately $0.12 and $0.83, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $45 thousand, respectively. The cash proceeds from options exercised during the three months ended March 31, 2009 and 2008 were $0 and $68 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.27 - $0.70	2,605,923	6.10	$0.5394	1,596,050	$0.6033
$0.71 - $1.06	2,929,289	4.86	$0.9283	2,911,789	$0.9283
$1.07 - $1.25	2,358,923	5.03	$1.2154	2,358,923	$1.2154
$1.26 - $1.82	2,173,498	6.47	$1.5814	2,053,914	$1.5895
$1.83 - $4.12	2,365,997	5.30	$2.2953	1,896,830	$2.4100
$0.27 - $4.12	12,433,630	5.52	$1.2755	10,817,506	$1.3283

As of March 31, 2009, there was approximately $615 thousand of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 2.1 years, with approximately $172 thousand to be recognized in the nine months ending December 31, 2009 and all the cost to be recognized as of February 2013, assuming all options vest according to the vesting schedules in place at March 31, 2009. As of March 31, 2009, the aggregate intrinsic value of outstanding options was approximately $0 and the aggregate intrinsic value of exercisable options was approximately $0.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2008:
Total revenue	$17,637	$4,281	$21,918
Operating income (loss)	(1,229)	1,006	(223)
Interest expense	160	52	212
Total assets	62,957	12,326	75,283
Net assets	35,791	7,407	43,198
Capital expenditures	325	193	518
Depreciation and amortization	546	229	775

Three Months Ended March 31, 2009:
Total revenue	$18,137	$2,004	$20,141
Operating income (loss)	1,189	(172)	1,017
Interest expense	132	23	155
Total assets	58,998	10,540	69,538
Net assets	36,423	6,441	42,864
Capital expenditures	22	—	22
Depreciation and amortization	427	235	662

5.	COMPREHENSIVE INCOME

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income for the three months ended March 31, 2008 and 2009 was $98 thousand and $245 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of May 11, 2009, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 86% of our revenue for the twelve months ended March 31, 2009 and Other Vaccines, Pharmaceuticals and Products, which represented 14% of our revenue for the twelve months ended March 31, 2009.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 48% of our revenue for the twelve months ended March 31, 2009. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 35% of our revenue for the twelve months ended March 31, 2009 resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld blood analysis instruments, our chemistry instruments and our hematology instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 43% of our revenue for the twelve months ended March 31, 2009.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 38% of our revenue for the twelve months ended March 31, 2009. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 33% of our revenue for the twelve months ended March 31, 2009.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third-party distributors and other relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other relationships represented approximately 50%, 28% and 22%, respectively, of CCA revenue for the twelve months ended March 31, 2009.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment grew 2% for the twelve months ended March 31, 2009 as compared to the twelve months ended March 31, 2008. We believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.

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

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals. All OVP products are sold by third parties under third-party labels.

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

Revenue Recognition

We generate our revenue through the sale of products, as well as through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services rendered;
•	Price is fixed or determinable; and
•	Collectibility is reasonably assured.

Revenue from the sale of products is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf lives of our products. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

Results of Operations

Revenue

Total revenue decreased 8% to $20.1 million for the three months ended March 31, 2009 as compared to $21.9 million for the corresponding period in 2008.

Revenue from our CCA segment was $18.1 million for the three months ended March 31, 2009, an increase of 3% as compared to $17.6 million for the corresponding period in 2008. The largest factor in the increase was greater sales of our heartworm diagnostic tests. Other key factors in the increase were higher sales of our instrument consumables, primarily from increased chemistry testing, and greater sales of our heartworm preventive. Gains in these areas were somewhat offset by decreased instrument hardware sales, primarily for our chemistry instruments and hematology instruments.

Revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by $2.3 million to $2.0 million for the three months ended March 31, 2009 as compared to $4.3 million in the corresponding period in 2008. The largest factor in this decline was loss of fish vaccine revenue from AquaHealth, a unit of Novartis, who had previously informed us that they would be taking their production in-house, so they ordered no product from us in the first quarter of 2009. Lower revenue under our contract with AgriLabs also contributed to the year-over-year revenue decline in this segment.

We expect 2009 total revenue to decline slightly as compared with 2008.

Cost of Revenue

Cost of revenue totaled $12.8 million for the first three months of 2009, a 10% decrease as compared to $14.2 million for the corresponding period in 2008. Gross profit decreased by $362 thousand to $7.4 million for the three months ended March 31, 2009 as compared to $7.7 million in the prior year corresponding period.

Gross Margin, i.e. gross profit divided by total revenue, increased to 36.6% for the three months ended March 31, 2009 as compared to 35.3% in the corresponding period in 2008. Product mix and improved pricing were key factors in the margin increase. This was somewhat offset by significantly lower margins in our OVP segment where our fixed costs were spread over a significantly lower revenue base.

We expect Gross Margin to be flat or down slightly for 2009 as compared to 2008.

Operating Expenses

Total operating expenses decreased 20% to $6.4 million in the three months ended March 31, 2009 as compared to $8.0 million in the prior year period.

Selling and marketing expenses decreased 24% to $3.8 million in the three months ended March 31, 2009 as compared to $4.9 million in the corresponding period in 2008. Key factors in the decline were lower spending related to product launches and lower commissions.

Research and development expenses were $446 thousand for the three months ended March 31, 2009, a decline of approximately $93 thousand as compared to $539 thousand in the corresponding period in 2008. A key factor in the decline was lower spending on research and development resources, such as laboratory supplies.

General and administrative expenses were $2.2 million in the three months ended March 31, 2009, down 14% from $2.5 million in the prior year period. A factor in the change was savings resulting from our year-end restructuring.

We expect 2009 operating expenses will be lower than in 2008.

Interest and Other Expense, Net

Interest and other expense, net was $165 thousand in the three months ended March 31, 2009, a slight decrease as compared to $166 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gain (or loss). Net interest expense was $139 thousand in the three months ended March 31, 2009, a decrease of $49 thousand from $188 thousand in the prior year period. Lower loan balances and lower interest rates, somewhat offset by an increased interest rate spread negotiated with our bank in December, were responsible for the decline. In the three months ended March 31, 2009, net foreign currency loss was $26 thousand, a change of $48 thousand from a net foreign currency gain of $22 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2009 as compared to 2008 based on lower market interest rates and lower average borrowings, somewhat offset by an increase in our interest rate spread.

Income Tax Expense (Benefit)

Income tax expense was $392 thousand in the three months ended March 31, 2009, a $555 thousand increase as compared to a tax benefit of $163 thousand in the prior year period. In both periods, the tax entry was primarily non-cash and offsetting either an increase or decrease in our deferred tax assets. The tax benefit recorded in the prior year period was due to an anticipated future tax benefit from the loss occurring in that period and increased our deferred tax assets.

In 2009, we expect current income tax expense as compared to an income tax benefit in 2008 as we expect to generate income before income taxes as opposed to the loss before income taxes we experienced in 2008.

Net Income

Net income was $460 thousand in the three months ended March 31, 2009, an increase of approximately $686 thousand compared to net loss of $226 thousand in the prior year period. As discussed above, the increase was primarily due to lower operating expenses.

In 2009, we expect to generate net income as opposed to the net loss we reported in 2008, primarily as a result of lower operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the three months ended March 31 2009, we had a net income of $460 thousand. During the three months ended March 31, 2009, our operations provided cash of approximately $981 thousand. At March 31, 2009, we had $4.4 million of cash and cash equivalents, $10.1 million of working capital, $10.0 million of outstanding borrowings under our revolving line of credit, discussed below, and $957 thousand of other debt.

Net cash provided by operating activities was approximately $981 thousand for the three months ended March 31, 2009 as compared to $597 thousand of cash used in operating activities in the prior year period, an improvement of approximately $1.6 million. Major factors in the change were a $1.7 million increase in cash provided by inventory as we reduced our overall inventory levels, an increase of $1.5 million in cash provided by accounts payable which was somewhat offset by $595 thousand in cash used for accrued liabilities, an increase in net income of $686 thousand, a reduction in cash used for deferred revenue and other liabilities of $673 thousand and a $563 thousand increase in cash provided related to deferred tax expense. These factors were somewhat offset by a $2.6 million increase in cash used for accounts receivable as we recognized a relatively large portion of revenue late in the three months ended March 31, 2009.

Net cash flows from investing activities used cash of $22 thousand in the three months ended March 31, 2009, a decline of nearly $500 thousand compared to $518 thousand during the corresponding period in 2008. All expenditures were for the purchase of property and equipment in both cases.

Net cash flows used in financing activities was $1.2 million during the three months ended March 31, 2009, a $2.4 million change as compared to providing $1.2 million during the corresponding period in 2008. The primary reason for the change is a $2.3 million change related to our revolving line of credit with Wells Fargo, where we borrowed an additional $1.3 million in the three months ended March 31, 2008 and repaid nearly $1 million in the three months ended March 31, 2009. In addition, proceeds from the issuance of common stock declined by $68 thousand as a result of option exercises which occurred in the three months ended March 31, 2008, but not 2009.

At March 31, 2009, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2011 as part of our credit and security agreement with Wells Fargo. At March 31, 2009, $10.0 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2009, interest was charged at a stated rate of prime plus 2.50% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. Any default under the Wells Fargo agreement could also accelerate the repayment of our other borrowings. We were in compliance with all financial covenants as of March 31, 2009. At March 31, 2009, we had $2.2 million borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At March 31, 2009, we also had outstanding obligations for long-term debt totaling approximately $957 thousand related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at March 31, 2009 of approximately $216 thousand due in monthly installments of $17,658 plus interest. The term loan had a stated interest rate of prime plus 2.50% on March 31, 2009 and is to be paid in full in April 2010. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had an outstanding balance at March 31, 2009 of approximately $741 thousand with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments. The Equipment Notes had a stated interest rate of prime plus 2.50% as of March 31, 2009 and are to be paid in full in August 2010.

At March 31, 2009, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $3.7 million. Included in this total is approximately $3.4 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing revenue, competition, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, changes required by regulatory bodies to maintain our operations and other factors.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At March 31, 2009, approximately $11 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.75%. We also had approximately $4.4 million of cash and cash equivalents at March 31, 2009, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2009. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $66 thousand based on our outstanding balances as of March 31, 2009.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2009.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $735 thousand.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2009, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party supplier could substantially harm our business. We recently received notice that one of our major third-party suppliers has decided to cancel our agreement and we expct to lose access to the corresponding product line in November 2009.

To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We rely on third-party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for our point-of-care diagnostic and other tests, for the manufacture of our allergy immunotherapy treatment products as well as for the manufacture of other products.

Currently, the largest of these suppliers is Abbott Point of Care Inc. ("APOC"), formerly known as i-STAT Corporation, a unit of Abbott Laboratories. Approximately 18% of our trailing 12-month revenue is related to the proprietary products manufactured by APOC (the "iSTAT Products"). On May 1, 2009, APOC informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with APOC, our rights became non-exclusive upon receipt of such notice. We subsequently learned through an 8-K filing with the SEC that Abaxis, Inc. ("Abaxis"), one of our major competitors, had signed an agreement with APOC to distribute certain iSTAT Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. Through November 1, we may face severe competition to service the customers who purchase iSTAT Products, including the currently existing base of users and customers who purchase our other products, which could significantly lower our revenue and gross margin and increase our sales and marketing and other expenses. After November 1, our ability to compete in this area will be severely hampered as we do not expect to have access to iSTAT Products to sell to our installed base of customers and thus anticipate a significant decline in revenue and gross margin related to iSTAT Products as a result. There can be no assurance we will be able to find an alternative product to the iSTAT Products, that any such product could compete effectively against the iSTAT Products, directly or in a niche, or that any such product will be available in a timely and economic manner. In addition, under our contract with APOC, we may only sell inventory for a given period after contract termination, so that we could face significant inventory reserves and losses if we do not sell iSTAT Products as currently expected.

Other major suppliers who sell us proprietary products which are responsible for more than 5% of our trailing 12-month revenue are Arkray Global Business, Inc., Boule Medical AB, FUJIFILM Corporation and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 15% of our revenue, although the proprietary products of two are responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have arrangements to ensure supply of our other major product offerings other than the iSTAT Products in the marketplace through at least the end of 2009, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•

Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal and state agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers' compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

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

We may not successfully develop and maintain marketing and/or sales capabilities, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms. If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease. The loss of distribution rights for products or failure to gain access to new products may cause damage to our reputation and adversely affect our business and future prospects.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merial Limited (a company jointly owned by Merck & Co., Inc. and Sanofi-Aventis), Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a canine heartworm diagnostic test competitive with ours. On May 1, 2009, APOC informed us that they were canceling our contratual agreement as of November 1, 2009. Under our agreement with APOC, our rights became non-exclusive upon receipt of such notice. We subsequently learned through an 8-K filing with the SEC that Abaxis had signed an agreement with APOC to distribute certain iSTAT Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. Through November 1, we may face severe competition to service the customers who purchase iSTAT Products, including the currently existing base of users and customers who purchase our other products, which could significantly lower our revenue and gross margin and increase our sales and marketing and other expenses. After November 1, our ability to compete in this area will be severly hampered as we do not expect to have access to iSTAT Products to sell to our installed base of customers and thus anticipate a significant decline in revenue and gross margin related to iSTAT Products as a result. There can be no assurance we will be able to find an alternative product to the iSTAT Products, that any such product could compete effectively against the iSTAT Products, directly or in a niche, or that any such product will be available in a timely and economic manner.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico. Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. For example, on March 9, 2009, Merck & Co., Inc. ("Merck") and Schering-Plough Corporation ("SGP") announced plans to merge. SGP is the parent company of SPAH. Merck owns 50% of Merial Limited, a company which sells a canine heartworm preventive competitive with ours. If Merck and SGP are required to divest or cease operations related to our heartworm preventive in order to complete their merger, our sales could decline significantly and our business could be damaged. Similarly, if SPAH personnel are distracted or experience turmoil as a result of the announced merger between Merck and SGP, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of SPAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets. Should SPAH decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, both our agreement with AgriLabs requires us to potentially pay penalties if we are unable to supply product over an extended period of time.

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

Sales to SPAH accounted for 12% of total revenue for the three months ended March 31, 2009. Sales to no single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2008.  SPAH accounted for 16% and 14% of our consolidated accounts receivable at March 31, 2009 and 2008, respectively.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2009, we had an accumulated deficit of $173.6 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

Our common stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We are currently not in compliance with the $1.00 minimum bid price and we have received a communication from Nasdaq so advising us. Nasdaq has announced a temporary suspension of minimum bid price enforcement until July 20, 2009, when the compliance process will be reinstated; we are to have 180 calendar days from July 20, 2009 to regain compliance with the minimum bid price requirement, which requires our stock to have a minimum closing bid price of $1.00 for at least 10 consecutive trading days. If we fail to regain compliance with the minimum bid price requirement within 180 days, Nasdaq has informed us we will be eligible for an additional 180 calendar day compliance period if we satisfy the Nasdaq Capital Market initial listing criteria other than the minimum bid price requirement at that time. There can be no assurance we will meet these criteria at that point, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, or that Nasdaq will not change such criteria to include requirements we do not meet in the future, any of which could cause us to fail to obtain the additional 180 day compliance period. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.17 to a high of $1.51. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third-party manufacturers conform to current Good Manufacturing Practices and other requirements. If any regulatory authority determines that our manufacturing facilities or those of our third-party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. In addition, certain of our agreements require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals. Any of these events, alone or in unison, could damage our business.

Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company. The increase in general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase in such a circumstance. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

HESKA CORPORATION

Date:	May 11, 2009	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 11, 2009	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

-32-