Form 10-Q
period 2009-06-30
HESKA CORP
filed 2009-08-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes [ ] No [ X ]
The number of shares of the Registrant's Common Stock outstanding at August 7, 2009 was 52,122,944.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

(unaudited)

ASSETS
December 31, 2008		June 30, 2009

Current assets:
Cash and cash equivalents	$4,705	$5,324
Accounts receivable, net of allowance for doubtful accounts of $209 and $227, respectively	9,514	8,698
Inventories, net	15,249	13,013
Deferred tax asset, current	869	747
Other current assets	953	809
Total current assets	31,290	28,591
Property and equipment, net	8,509	7,374
Goodwill	890	865
Deferred tax asset, net of current portion	29,749	29,144
Total assets	$70,438	$65,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,904	$4,139
Accrued liabilities	3,128	2,866
Accrued restructuring	578	38
Current portion of deferred revenue	2,806	2,337
Line of credit	11,042	6,985
Current portion of long-term debt	770	719
Total current liabilities	22,228	17,084
Long-term debt, net of current portion	381	46
Deferred revenue, net of current portion, and other	5,306	5,151
Total liabilities	27,915	22,281

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 52,010,928 and 52,122,944 shares issued and outstanding, respectively	52	52
Additional paid-in capital	216,463	216,674
Accumulated other comprehensive income (loss)	46	(34)
Accumulated deficit	(174,038)	(172,999)
Total stockholders' equity	42,523	43,693
Total liabilities and stockholders' equity	$70,438	$65,974

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenue, net:
Core companion animal health	$17,596	$16,879	$35,233	$35,016
Other vaccines, pharmaceuticals and products	5,019	1,750	9,300	3,754
Total revenue, net	22,615	18,629	44,533	38,770

Cost of revenue	14,044	11,598	28,226	24,366

Gross profit	8,571	7,031	16,307	14,404

Operating expenses:
Selling and marketing	4,644	3,622	9,566	7,380
Research and development	417	405	956	851
General and administrative	2,124	1,994	4,622	4,146
Total operating expenses	7,185	6,021	15,144	12,377
Operating income	1,386	1,010	1,163	2,027
Interest and other expense, net	181	41	347	206
Income before income taxes	1,205	969	816	1,821
Income tax expense	539	390	376	782
Net income	$666	$579	$440	$1,039

Basic net income per share	$0.01	$0.01	$0.01	$0.02
Diluted net income per share	$0.01	$0.01	$0.01	$0.02

Weighted average outstanding shares used to compute basic net income per share	51,595	52,012	51,538	52,012

Weighted average outstanding shares used to compute diluted net income per share	53,961	52,035	54,401	52,013

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2009

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$440	$1,039
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,586	1,324
Deferred tax expense (benefit)	295	727
Stock-based compensation	205	175
Unrealized (gain) loss on foreign currency translation	29	13
Changes in operating assets and liabilities:
Accounts receivable	845	816
Inventories	694	2,169
Other current assets	193	131
Accounts payable	(2,437)	235
Accrued liabilities	669	(802)
Deferred revenue and other liabilities	(1,289)	(622)
Net cash provided by (used in) operating activities	1,230	5,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(720)	(126)
Net cash provided by (used in) investing activities	(720)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	270	36
Proceeds from (repayments of) line of credit borrowings, net	106	(4,057)
Proceeds from (repayments of) debt and capital lease obligations, net	(388)	(386)
Net cash provided by (used in) financing activities	(12)	(4,407)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	131	(53)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	629	619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,524	4,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,153	$5,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$390	$267
Non-cash transfer of inventory to property and equipment	$243	$63

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2009 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31,	June 30,
	2008	2009

Raw materials	$6,893	$6,246
Work in process	2,957	2,336
Finished goods	6,370	5,394
Allowance for excess or obsolete inventory	(971)	(963)
	$15,249	$13,013

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. For the three and six months ended June 30, 2009 and June 30, 2008, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities that were anti-dilutive for the six months ended June 30, 2009 and June 30, 2008, and therefore excluded, were outstanding options to purchase 12,249,156 and 4,332,372 shares of common stock, respectively. Common stock equivalent securities that were anti-dilutive for the three months ended June 30, 2009 and June 30, 2008, and therefore excluded, were outstanding options to purchase 12,012,753 and 4,626,724 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and six months ended June 30, 2009 and 2008. Should the Company's stock price increase, the number of common stock equivalents considered to be dilutive will increase.

Subsequent Events

The Company has evaluated known subsequent events through the close of business on August 7, 2009, the last full business day prior to the public issuance of the financial statements on which the Company committed to publicly issue the financial statements. The Company has not evaluated known subsequent events occurring after the close of business on August 7, 2009 in preparing the accompanying unaudited condensed consolidated financial statements.

3.               CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Risk-free interest rate	2.57%	1.42%	2.63%	1.41%
Expected lives	2.9 years	2.8 years	2.9 years	2.8 years
Expected volatility	50%	67%	51%	67%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2008		Six Months Ended June 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	12,118,417	$1.3979	12,835,269	$1.2836
Granted at market	1,575,268	$0.7694	280,000	$0.4532
Cancelled	(573,898)	$2.5005	(671,141)	$1.7211
Exercised	(284,518)	$0.8526	—	$—
Outstanding at end of period	12,835,269	$1.2836	12,444,128	$1.2413
Exercisable at end of period	11,042,716	$1.3360	10,978,497	$1.2830

The estimated fair value of stock options granted during the six months ended June 30, 2009 and 2008 was computed to be approximately $56 thousand and $257 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the six months ended June 30, 2009 and 2008 was computed to be approximately $0.20 and $0.57, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0 and $111 thousand, respectively. The cash proceeds from options exercised during the six months ended June 30, 2009 and 2008 were $0 and $182 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.27 - $0.70	2,829,715	6.17	$0.5334	1,912,202	$0.5788
$0.71 - $1.06	2,901,007	4.61	$0.9281	2,884,757	$0.9281
$1.07 - $1.28	2,490,638	4.87	$1.2184	2,490,638	$1.2184
$1.29 - $1.82	1,992,685	6.16	$1.6043	1,919,768	$1.6112
$1.83 - $4.12	2,230,083	5.35	$2.2482	1,771,132	$2.3565
$0.27 - $4.12	12,444,128	5.40	$1.2413	10,978,497	$1.2830

As of June 30, 2009, there was approximately $594 thousand of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 2.2 years, with approximately $132 thousand to be recognized in the six months ending December 31, 2009 and all the cost to be recognized as of February 2013, assuming all options vest according to the vesting schedules in place at June 30, 2009. As of June 30, 2009, the aggregate intrinsic value of outstanding options was approximately $11 thousand and the aggregate intrinsic value of exercisable options was approximately $10 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2008:
Total revenue	$35,233	$9,300	$44,533
Operating income (loss)	(1,094)	2,257	1,163
Interest expense	288	94	382
Total assets	60,733	12,621	73,354
Net assets	37,644	6,411	44,055
Capital expenditures	409	311	720
Depreciation and amortization	1,127	459	1,586

Six Months Ended June 30, 2009:
Total revenue	$35,016	$3,754	$38,770
Operating income (loss)	2,352	(325)	2,027
Interest expense	228	42	270
Total assets	56,155	9,819	65,974
Net assets	37,161	6,532	43,693
Capital expenditures	121	5	126
Depreciation and amortization	855	469	1,324

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2008:
Total revenue	$17,596	$5,019	$22,615
Operating income	135	1,251	1,386
Interest expense	128	42	170
Total assets	60,733	12,621	73,354
Net assets	37,644	6,411	44,055
Capital expenditures	84	118	202
Depreciation and amortization	581	230	811

Three Months Ended June 30, 2009:
Total revenue	$16,879	$1,750	$18,629
Operating income (loss)	1,163	(153)	1,010
Interest expense	96	19	115
Total assets	56,155	9,819	65,974
Net assets	37,161	6,532	43,693
Capital expenditures	99	5	104
Depreciation and amortization	428	234	662

5. COMPREHENSIVE INCOME

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. Such changes primarily include foreign currency translation items. Total comprehensive income for the six months ended June 30, 2009 and 2008 was $959 thousand and $697 thousand, respectively. Total comprehensive income for the three months ended June 30, 2009 and 2008 was $714 thousand and $599 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of August 10, 2009, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 90% of our revenue for the twelve months ended June 30, 2009 and Other Vaccines, Pharmaceuticals and Products, which represented 10% of our revenue for the twelve months ended June 30, 2009.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 50% of our revenue for the twelve months ended June 30, 2009. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 37% of our revenue for the twelve months ended June 30, 2009 resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. For example, the supplier of our handheld blood analysis instruments has informed us of the cancellation of our contractual agreement as of November 1, 2009 and that they will not supply us with any instruments or consumables after that date. We have established a large installed base of handheld blood analysis instruments and sales of instruments and consumables in this area represented 18% of our revenue in the twelve months ended June 30, 2009, the largest percentage of any of our product areas. We anticipate a significant decline in revenue and gross margin related to our handheld blood analysis instruments following the termination of supply of these products. All diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our handheld blood analysis instruments, our chemistry instruments and our hematology instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 45% of our revenue for the twelve months ended June 30, 2009.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 40% of our revenue for the twelve months ended June 30, 2009. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 35% of our revenue for the twelve months ended June 30, 2009.

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

All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third-party distributors and other relationships, such as corporate agreements. Revenue from direct sales, independent third-party distributors and other relationships represented approximately 50%, 28% and 22%, respectively, of CCA revenue for the twelve months ended June 30, 2009.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment declined 1% for the twelve months ended June 30, 2009 as compared to the twelve months ended June 30, 2008. We believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.

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

.

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

Results of Operations

Revenue

Total revenue decreased 13% to $38.8 million for the six months ended June 30, 2009 as compared to $44.5 million for the corresponding period in 2008. Total revenue decreased 18% to $18.6 million for the three months ended June 30, 2009 as compared to $22.6 million for the corresponding period in 2008.

Revenue from our CCA segment was $35.0 million for the six months ended June 30, 2009, a 1% decrease as compared to $35.2 million for the corresponding period in 2008. Key factors in the decline were lower sales of our chemistry instruments and our hematology instruments, somewhat offset by increased sales of our heartworm diagnostic tests and our instrument consumables. Revenue from our CCA segment was $16.9 million for the three months ended June 30, 2009, a decrease of 4% as compared to $17.6 million for the corresponding period in 2008. Key factors in the decline were lower sales of our chemistry instruments and our hematology instruments, somewhat offset by increased international sales of our heartworm diagnostic tests.

Revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") decreased by $5.5 million to $3.8 million for the six months ended June 30, 2009 as compared to $9.3 million in the corresponding period in 2008. Revenue from our OVP segment decreased by $3.2 million to $1.8 million for the three months ended June 30, 2009 as compared to $5.0 million in the corresponding period in 2008. In both cases, the largest factor in this decline was loss of fish vaccine revenue from AquaHealth, a unit of Novartis, a customer who had previously informed us that they would be taking their production in-house and accordingly ordered no product from us in the first half of 2009. Lower revenue under our contract with AgriLabs and lower sales of bulk bovine biologicals also contributed to the year-over-year revenue decline in this segment.

We expect 2009 total revenue to decline as compared with 2008.

Cost of Revenue

Cost of revenue totaled $24.4 million for the first six months of 2009, a 14% decrease as compared to $28.2 million for the corresponding period in 2008. Gross profit decreased by $1.9 million to $14.4 million for the six months ended June 30, 2009 as compared to $16.3 million in the prior year corresponding period. Gross Margin, i.e. gross profit divided by total revenue, increased to 37.2% for the six months ended June 30, 2009 as compared to 36.6% in the corresponding period in 2008. Product mix, somewhat offset by significantly lower margins in our OVP segment where our fixed costs were spread over a significantly lower revenue base, was a key factor in the increase in Gross Margin.

Cost of revenue totaled $11.6 million for the three months ended June 30, 2009, a decrease of $2.4 million as compared to $14.0 million for the corresponding period in 2008. Gross profit decreased by $1.6 million to $7.0 million for the three months ended June 30, 2009 as compared to $8.6 million in the prior year period. Gross Margin, i.e. gross profit divided by total revenue, decreased to 37.7% for the three months ended June 30, 2009 from 37.9% in the prior year period. Significantly lower margins in our OVP segment where our fixed costs were spread over a significantly lower revenue base, somewhat offset by product mix, was a key factor in the change in Gross Margin.

We expect Gross Margin to be flat or down slightly for 2009 as compared to 2008.

Operating Expenses

Total operating expenses decreased 18% to $12.4 million in the six months ended June 30, 2009 as compared to $15.1 million in the prior year period. Total operating expenses decreased 16% to $6.0 million in the three months ended June 30, 2009 as compared to $7.2 million in the prior year period.

Selling and marketing expenses decreased 23% to $7.4 million in the six months ended June 30, 2009 as compared to $9.6 million in the corresponding period in 2008. Selling and marketing expenses decreased 22% to $3.6 million in the three months ended June 30, 2009 as compared to $4.6 million in the corresponding period in 2008. In both cases, key factors in the decline were lower expenses related to product launches and lower commissions.

Research and development expenses were $851 thousand for the six months ended June 30, 2009, an 11% decline as compared to $956 thousand in the corresponding period in 2008. Research and development expenses were $405 thousand for the three months ended June 30, 2009, a 3% decline as compared to $417 thousand in the corresponding period in 2008. In both cases, a key factor in the decline was lower spending on research and development resources, such as laboratory supplies.

General and administrative expenses were $4.1 million in the six months ended June 30, 2009, down 10% from $4.6 million in the prior year period. General and administrative expenses were $2.0 million in the three months ended June 30, 2009, down 6% from $2.1 million in the prior year period. In both cases, a factor in the change was savings resulting from our year-end restructuring.

We expect 2009 operating expenses will be lower than in 2008.

Interest and Other Expense, Net

Interest and other expense, net was $206 thousand in the six months ended June 30, 2009, a decrease of $141 thousand as compared to $347 thousand in the prior year period. Interest and other expense, net was $41 thousand in the three months ended June 30, 2009, a decrease of $140 thousand as compared to $181 thousand in the prior year period. Interest and other expense, net can be broken into two components: net interest expense and net foreign currency gain (or loss). Net interest expense was $241 thousand in the six months ended June 30, 2009, a decrease of $104 thousand from $345 thousand in the prior year period. Lower loan balances and lower market interest rates, somewhat offset by an increased interest rate spread negotiated with Wells Fargo Bank, National Association ("Wells Fargo") in December, were responsible for the decline. In the six months ended June 30, 2009, net foreign currency gain was $35 thousand, a change of $37 thousand from a net foreign currency loss of $2 thousand in the prior year period. Net interest expense was $102 thousand in the three months ended June 30, 2009, a decrease of $55 thousand from $157 thousand in the prior year period. Lower loan balances and lower market interest rates, somewhat offset by an increased interest rate spread negotiated with Wells Fargo in December, were responsible for the decline. In the three months ended June 30, 2009, net foreign currency gain was $61 thousand, a change of $85 thousand from a net foreign currency loss of $24 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2009 as compared to 2008 based on lower market interest rates and lower average borrowings, somewhat offset by an increase in our interest rate spread.

Income Tax Expense

Income tax expense was $782 thousand in the six months ended June 30, 2009, a $406 thousand increase as compared to a tax expense of $376 thousand in the prior year period. In both periods, the tax entry was primarily non-cash and offsetting a decrease in our deferred tax assets. Tax expense was greater in the 2009 period due to greater income before income taxes in that period. Income tax expense was $390 thousand in the three months ended June 30, 2009, a $149 thousand decrease as compared to a tax expense of $539 thousand in the prior year period. In both periods, the tax entry was primarily non-cash and a decrease in our deferred tax assets. Tax expense was greater in the 2008 period due to greater income before income taxes in that period.

In 2009, we expect to recognize income tax expense as compared to an income tax benefit in 2008 as we expect to generate income before income taxes as opposed to the loss before income taxes we experienced in 2008.

Net Income

Net income was $1.0 million in the six months ended June 30, 2009, an increase of approximately $599 thousand compared to net income of $440 thousand in the prior year period. As discussed above, the increase was primarily due to lower operating expenses, somewhat offset by lower revenue. Net income was $579 thousand in the three months ended June 30, 2009, a decrease of approximately $87 thousand compared to net income of $666 thousand in the prior year period. As discussed above, the decrease was primarily due to lower revenue, somewhat offset by lower operating expenses.

In 2009, we expect to generate net income as opposed to the net loss we reported in 2008, primarily as a result of lower operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2009, we had a net income of $1.0 million. During the six months ended June 30, 2009, our operations provided cash of approximately $5.2 million. At June 30, 2009, we had $5.3 million of cash and cash equivalents, $11.5 million of working capital, $7.0 million of outstanding borrowings under our revolving line of credit, discussed below, and $765 thousand of other debt.

Net cash provided by operating activities was approximately $5.2 million for the six months ended June 30, 2009 as compared to $1.2 million of cash provided by operating activities in the prior year period, an improvement of approximately $4.0 million. Major factors in the change were a $1.5 million increase in cash provided by inventory as we reduced our overall inventory levels, a net improvement of $1.2 million in cash used by accounts payable and accrued liabilities in which a factor was a ramp in vendor spending late in 2007 which did not occur late in 2008 and an increase in net income of $599 thousand.

Net cash flows from investing activities used cash of $126 thousand in the six months ended June 30, 2009, a decline of approximately $594 thousand compared to $720 thousand during the corresponding period in 2008. All expenditures were for the purchase of property and equipment in both cases.

Net cash flows used in financing activities was $4.4 million during the six months ended June 30, 2009, a large increase as compared to $12 thousand used during the corresponding period in 2008. The primary reason for the change is a $4.2 million change related to our revolving line of credit with Wells Fargo, where we borrowed an additional $106 thousand in the six months ended June 30, 2008 and repaid nearly $4.1 million in the six months ended June 30, 2009. In addition, proceeds from the issuance of common stock declined by approximately

$234 thousand as a result of option exercises which occurred in the six months ended June 30, 2008, but not 2009.

At June 30, 2009, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of June 30, 2011 as part of our credit and security agreement with Wells Fargo. At June 30, 2009, $7.0 million was outstanding under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2009, interest was charged at a stated rate of prime plus 2.50% and was payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of June 30, 2009. At June 30, 2009, we had $3.3 million borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At June 30, 2009, we also had outstanding obligations for long-term debt totaling approximately $765 thousand related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at June 30, 2009 of approximately $163 thousand due in monthly installments of $17,658 plus interest. The term loan had a stated interest rate of prime plus 2.50% on June 30, 2009 and is to be paid in full in April 2010. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations, respectively (the "Equipment Notes"). The Equipment Notes had an outstanding balance at June 30, 2009 of approximately $602 thousand with principal payments on the Equipment Notes of $46,296 plus interest due in monthly installments. The Equipment Notes had a stated interest rate of prime plus 2.50% as of June 30, 2009 and are to be paid in full in August 2010.

At June 30, 2009, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $5.2 million. Included in this total is approximately $3.5 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing revenue, competition, the impact of the loss of access to our current handheld blood diagnostic instruments and consumables, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, changes required by regulatory bodies to maintain our operations and other factors.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, which provides new disclosure requirements for the Company’s evaluation of subsequent events. This statement is effective for periods ending after June 15, 2009. The Company adopted this statement in the quarter ended June 30, 2009, and included appropriate disclosures.

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

Interest Rate Risk

The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At June 30, 2009, approximately $7.8 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.75%. We also had approximately $5.3 million of cash and cash equivalents at June 30, 2009, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2009. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience an increase/decrease in annual net interest expense of approximately $24 thousand based on our outstanding balances as of June 30, 2009.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2009.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our results of operations for the most recent 12 months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $560 thousand.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2009, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party supplier could substantially harm our business. We recently received notice that one of our major third-party suppliers has decided to cancel our agreement and we expect to lose access to the corresponding product line in November 2009.

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

Currently, the largest of these suppliers is Abbott Point of Care Inc. ("APOC"), formerly known as i-STAT Corporation, a unit of Abbott Laboratories. Approximately 18% of our revenue for the 12 months ended June 30, 2009 is related to the proprietary products manufactured by APOC (the "iSTAT Products"). The iSTAT Products generate slightly below average Gross Margin as compared to our overall business. On May 1, 2009, APOC informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with APOC, our rights became non-exclusive upon receipt of such notice. We subsequently learned through an 8-K filing with the SEC that Abaxis, Inc. ("Abaxis"), one of our major competitors, had signed an agreement with APOC to distribute certain iSTAT Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. Through November 1, we may face severe competition to service the customers who purchase iSTAT Products, including the currently existing base of users and customers who also purchase our other products, which could significantly lower our revenue and gross margin and increase our sales and marketing and other expenses. After November 1, our ability to compete in this area will be severely hampered as we do not expect to have access to iSTAT Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin related to iSTAT Products as a result. There can be no assurance we will be able to find an alternative product to the iSTAT Products, that any such product could compete effectively against the iSTAT Products, directly or in a niche, or that any such product will be available in a timely or economic manner. In addition, under our contract with APOC, we may only sell inventory for a given period after contract termination, so that we could face significant inventory reserves and losses if we do not sell iSTAT Products as currently expected.

Other major suppliers who sell us proprietary products which are responsible for more than 5% of our revenue for the 12 months ended June 30, 2009 are Arkray Global Business, Inc., Boule Medical AB, FUJIFILM Corporation and Quidel Corporation. None of these suppliers sell us proprietary products which are responsible for more than 20% of our revenue, although the proprietary products of one supplier is responsible for more than 15% of our revenue and another is responsible for more than 10% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have arrangements to ensure supply of our other major product offerings other than the iSTAT products in the marketplace through at least the end of 2009, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•

Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers' compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

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

We currently market and sell most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 36 individuals, an inside sales force of approximately 21 individuals, approximately 11 independent third-party distributors who carry our full distribution product line and approximately 6 independent third-party distributors who carry portions of our distribution product line, as well as through trade shows and print advertising. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merial Limited (a company jointly owned by Merck & Co., Inc. and Sanofi-Aventis), Novartis AG, Pfizer Inc., Schering-Plough Corporation, Vétoquinol S.A., Virbac S.A. and Wyeth, may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a canine heartworm diagnostic test competitive with ours. On May 1, 2009, APOC informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with APOC, our rights became non-exclusive upon receipt of such notice. We subsequently learned through an 8-K filing with the SEC that Abaxis had signed an agreement with APOC to distribute certain iSTAT Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. Through November 1, we may face severe competition to service the customers who purchase iSTAT Products, including the currently existing base of users and customers who also purchase our other products, which could significantly lower our revenue and gross margin and increase our sales and marketing and other expenses. After November 1, our ability to compete in this area will be severely hampered as we do not expect to have access to iSTAT Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin related to iSTAT Products as a result. There can be no assurance we will be able to find an alternative product to the iSTAT Products, that any such product could compete effectively against the iSTAT Products, directly or in a niche, or that any such product will be available in a timely or economic manner.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. AgriLabs has the exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico. Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. For example, on March 9, 2009, Merck & Co., Inc. ("Merck") and Schering-Plough Corporation ("SGP") announced plans to merge. SGP is the parent company of SPAH. Merck and Sanofi-Aventis each own 50% of Merial Limited ("Merial"), a company which sells a canine heartworm preventive competitive with ours. On July 30, 2009, Merck and Sanofi-Aventis announced that they had entered into an agreement under which Merck is to sell its interest in Merial to Sanofi-Aventis and that Sanofi-Aventis is to receive a call option exercisable after the merger of Merck and SGP to essentially combine Merial with SPAH in a new joint venture company equally owned by Sanofi-Aventis and the company created from the merger of Merck and SGP. If SGP, SPAH or any related entity is required to divest or cease operations related to our heartworm preventive in order to complete a merger or other combination, our sales could decline significantly and our business could be damaged. Similarly, if SPAH personnel are distracted or experience turmoil as a result of the announced merger between Merck and SGP, a future combination between SPAH and Merial or for other reasons, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of SPAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets. Should SPAH decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline. In addition, our agreement with AgriLabs requires us to potentially pay penalties if we are unable to supply product over an extended period of time.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2009, we had an accumulated deficit of $173.0 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. In addition, we anticipate the loss of access to the iSTAT Products will put significant financial pressure on us in 2010. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

The loss of significant customers could harm our operating results.

Sales to SPAH accounted for 11% and 12% of total revenue for the three and six months ended June 30, 2009. Sales to no other single customer accounted for more than 10% of our consolidated revenue for the three and six months ended June 30, 2009. Sales to Novartis AG and its business units ("Novartis") accounted for approximately 11% and 12% of consolidated revenue for the three and six months ended June 30, 2008. Sales to no other customer accounted for more than 10% of our consolidated revenue for the three and six months ended June 30, 2008. No single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2009.  SPAH accounted for 13% of our consolidated accounts receivable at June 30, 2008.  Novartis accounted for approximately 11% of our consolidated accounts receivable at June 30, 2008. No other customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2008. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We are currently not in compliance with the $1.00 minimum bid price and we have received a communication from Nasdaq so advising us. Nasdaq announced a temporary suspension of minimum bid price enforcement until August 3, 2009; we are to have 180 calendar days from August 3, 2009 to regain compliance with the minimum bid price requirement, which requires our stock to have a minimum closing bid price of $1.00 for a minimum of 10 consecutive trading days. If we fail to regain compliance with the minimum bid price requirement within 180 days, Nasdaq has informed us we will be eligible for an additional 180 calendar day compliance period if we satisfy the Nasdaq Capital Market initial listing criteria other than the minimum bid price requirement at that time. There can be no assurance we will meet these criteria at that point, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, or that Nasdaq will not change such criteria to include requirements we do not meet in the future, any of which could cause us to fail to obtain the additional 180 day compliance period. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline. We are currently collaborating with FUJIFILM on a line extension of our chemistry instrument offering. We expect to sell the resulting new instrument prior to year end. If FUJIFILM fails to complete the anticipated development activities in a timely fashion, we will not generate any sales of this new instrument prior to year end and our 2009 revenue will likely be lower than our current expectations as a result.

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats represent a significant scientific breakthrough in companion animal annual health examinations, these products have achieved significantly lower market acceptance than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

Our stock price has historically experienced high volatility, which may increase in the future, and which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the past 12 months, our closing stock price has ranged from a low of $0.17 to a high of $1.01. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of stockholders (the "2009 Annual Meeting") was held on May 5, 2009 in Loveland, Colorado. Three proposals, as described in our Proxy Statement dated April 6, 2009, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominee	Number of Shares

William A. Aylesworth	For	45,900,017
	Withheld	2,126,165

Robert B. Grieve, Ph.D.	For	36,528,971
	Withheld	11,497,211

2.	Approval of an amendment to our 1997 Stock Incentive Plan:

For	Against	Abstain	Non-votes
18,675,864	10,420,727	66,182	18,863,409

3.	Ratification of the Appointment of Ehrhardt Keefe Steiner & Hottman PC as Heska Corporation's Independent Registered Public Accountant:

For	Against	Abstain
47,154,022	845,807	26,353

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Number	Notes	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 10, 2009	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 10, 2009	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

-34-