Form 10-K
period 2009-12-31
HESKA CORP
filed 2010-02-22
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3760 Rocky Mountain Avenue Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (970) 493-7272
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value (Title of Class)	Nasdaq Capital Market (Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $18,720,371 as of June 30, 2009 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
52,159,738 shares of the Registrant’s Common Stock, $.001 par value, were outstanding at February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2010 Annual Meeting of Stockholders.

DRI-CHEM is a registered trademark of FUJIFILM Corporation. i-STAT is a registered trademark of Abbott Laboratories. SPOTCHEM is a trademark of Arkray, Inc. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a registered trademark of Heska Corporation in other countries. HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED and VET/OX are registered trademarks and CBC-DIFF, G2 DIGITAL, VET/IV and VITALPATH are trademarks of Heska Corporation. This Form 10-K also refers to trademarks and trade names of other organizations.

-i-

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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2010 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.
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
Our business is composed of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment (“CCA”) includes diagnostic instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly to veterinarians by us as well as through distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish. All OVP products are sold by third parties under third party labels. Please refer to Note 10 to our audited consolidated financial statements filed herewith for financial information about each of our segments.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com. We originally incorporated in California in 1988, and we subsequently incorporated in Delaware in 1997.
Background
We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. In 1991, we moved our headquarters from California to northern Colorado in order to be located closer to the research facilities of the College of Veterinary Medicine and Biomedical Sciences of Colorado State University. In 1995, we changed our name to Heska Corporation. We completed our initial public offering in July 1997. Between 1996 and 1998, we expanded our business, making several acquisitions and significantly increasing our sales and marketing activities. During 1999 and 2000, we restructured and refocused our business, making several divestitures. We continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market. In 2001 and 2002, we took further steps to lower our expense base, largely in internal research and development but also in other areas, and to rationalize and further focus our business. In the years since 2003, we have continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, and seeking new product opportunities with third parties. In 2008, we underwent a restructuring primarily to reduce our operating costs.
Core Companion Animal Health Segment
We presently sell a variety of companion animal health products and services, among the most significant of which are the following:
Veterinary Instruments
We offer a line of veterinary diagnostic and other instruments which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:
•	Blood Chemistry. The DRI-CHEM 4000 Veterinary Chemistry Analyzer (the “DRI-CHEM 4000”) is a robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The instrument has an additional feature allowing simple, fully automated sample dilution and results calculations. We are supplied this instrument and affiliated test slides and supplies under a contractual agreement with FUJIFILM Corporation (“FUJIFILM”). The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the “DRI-CHEM 7000”), which we began to ship in December 2009, is a line extension of our chemistry offering with higher throughput, multiple patient staging and a “STAT” feature which provides emergency sample flexibility in critical cases. The DRI-CHEM 7000 utilizes the same test slides as the DRI-CHEM 4000 and is manufactured by FUJIFILM. In addition, we continue to service and support our previous chemistry instrument for which we are supplied affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).
•	Hematology. The HEMATRUE Veterinary Hematology Analyzer is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. In addition, we continue to service and support our previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System.

We are supplied new instruments and affiliated reagents and supplies of these products under a contractual agreement with Boule Medical AB (“Boule”).
•	Blood Gases. We have historically sold handheld instruments to fulfill our customers’ needs in this area. In 2009, our supplier of these instruments and affiliated cartridges and supplies informed us that they were cancelling our contractual agreement as of November 1, 2009 and that they would no longer supply us with these products after that date. In 2009, we signed an OEM contractual agreement with Roche Diagnostics Corporation (“Roche”) to supply us with the VitalPath Blood Gas and Electrolyte Analyzer (“VitalPath”) and affiliated consumables. VitalPath development is nearing completion and we expect to ship our first units of this product in the first half of 2010.
•	IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.
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
We sell kits to conduct blood testing using our ALLERCEPT Definitive Allergen Panels to third-party veterinary diagnostic laboratories outside of the United States. We also sell products to screen for the presence of allergen-specific IgE to these customers — we sell kits to conduct preliminary blood testing using products based on our ALLERCEPT Definitive Allergen Panels as well as a similar test requiring less technical sophistication, our ALLERCEPT E-SCREEN Test. Animals testing positive for allergen-specific IgE using these screening tests are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.
We have veterinary diagnostic laboratories in Loveland, Colorado and Fribourg, Switzerland which both offer blood testing using our ALLERCEPT Definitive Allergen Panels.
Other Products and Services. We sell E.R.D. Reagent Packs used to detect microalbuminuria, the most sensitive indicator of renal damage, to VCA Antech, Inc. for use in its veterinary diagnostic laboratories.
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
Pharmaceuticals and Supplements
Heartworm Prevention. We have an agreement with Schering-Plough Animal Health Corporation (“SPAH”), a unit of Merck & Co., Inc., granting SPAH the distribution and marketing rights in the United States for TRI-HEART Plus Chewable Tablets, our canine heartworm prevention product. TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility.
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
Other Vaccines, Pharmaceuticals and Products Segment
We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”). We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands — registered trademarks of AgriLabs. AgriLabs has non-exclusive rights to sell these bovine vaccines in the United States, Africa and Mexico into December 2013. We also manufacture other bovine products not covered under the agreement with AgriLabs.
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
Marketing, Sales and Customer Support
We estimate that there are approximately 64,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 24,000 clinics in the United States. In 2009, our products were sold to approximately 14,500 such clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products are predominately sold to or through veterinarians ultimately. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.
We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as SPAH in the case of our heartworm preventive. Our outside field organization currently consists of 40 individuals in various parts of the United States. Our inside sales force consists of 27 persons.

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
Manufacturing
The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including our heartworm point-of-care diagnostic tests, our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests. Our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM, test strips and supplies affiliated with our previous chemistry instrument are manufactured under contract with Arkray and our hematology instruments and affiliated supplies are manufactured under contract with Boule. Our immunotherapy treatment products are manufactured under contract with ALK-Abelló, Inc. Our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products. Our E.R.D. Reagent Packs and our E.R.D.- HEALTHSCREEN Urine Tests (collectively “E.R.D. Products”) are manufactured under contract with Genzyme Diagnostics P.E.I., Inc. (“Genzyme”), formerly Diagnostic Chemicals Limited. We manufacture and supply Genzyme with certain critical raw materials for our E.R.D. Products.
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

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:
•	Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;
•	Boule for the development of veterinary applications for the HEMATRUE Veterinary Hematology Analyzer and associated reagents; and
•	FUJIFILM for the development of veterinary applications for the DRI-CHEM 7000 Veterinary Chemistry Analyzer and associated slides and supplies.
We are currently collaborating with Roche in completing development of a new blood gas instrument including a manual. We expect to begin selling this instrument, VitalPath, in the first half of 2010.
Internal research and development is managed on a case-by-case basis. We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $2.7 million, $2.0 million and $1.7 million in the years ended December 31, 2007, 2008 and 2009, respectively, in support of our research and development activities.
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
We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2009, we owned, co-owned or had rights to 189 issued U.S. patents and 19 pending U.S. patent applications expiring at various dates from February 2011 to August 2024. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our corresponding foreign patent portfolio as of December 31, 2009 included 83 issued patents and 33 pending applications in various foreign countries.
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

Government Regulation
Although the majority of our revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the major U.S. government agencies that regulate animal health products:
•	USDA. Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and in excess of $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.
•	FDA. Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Industry data indicate that developing a new drug for animals requires approximately 11 years from commencement of research to market introduction and costs approximately $5.5 million. Of this time, approximately three years is spent in animal studies and the regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, as food safety issues relating to tissue residue levels are not applicable.
•	EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.
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

We have pursued regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country. To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Food Inspection Agency, or CFIA; in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF; in Australia, which is governed by the Australian Department of Agriculture, Fisheries and Forestry, or ADAFF; South Africa, which is governed by the Republic of South Africa Department of Agriculture, or RSADA; and in certain other countries requiring such approval.
Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below.

Products	Country	Regulated	Agency	Status
E.R.D.-HEALTHSCREEN Canine Urine Test	United States EU Canada Japan South Africa	No No-in most countries No Yes No	MAFF	Licensed

E.R.D.-HEALTHSCREEN Feline Urine Test	United States EU Canada Japan South Africa	No No-in most countries No Yes No	MAFF	Licensed

FELINE ULTRANASAL FVRC Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CFIA RSADA	Licensed Licensed Licensed

FELINE ULTRANASAL FVRCP Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CFIA RSADA	Licensed Licensed Licensed

SOLO STEP CH	United States EU Canada Japan Australia	Yes No-in most countries Yes Yes Yes	USDA CFIA MAFF ADAFF	Licensed Licensed Licensed Licensed

SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed

SOLO STEP FH	United States Australia	Yes Yes	USDA ADAFF	Licensed Licensed

TRI-HEART Plus Heartworm Preventive	United States Japan South Korea	Yes Yes Yes	FDA MAFF NVRQS	Licensed Licensed Licensed
Competition
Out market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. (“IDEXX”), Abaxis, Inc. (“Abaxis”) and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Merck & Co., Inc., Merial Limited (a company owned by Sanofi-Aventis), Novartis AG, Pfizer Inc., Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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
Employees
As of December 31, 2009, we and our subsidiaries employed 276 people, of whom 125 were focused in production and technical and logistical services, including instrumentation service, 97 in sales, marketing and customer support, 45 in general administrative services, such as accounting, and 9 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.
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
Executive Officers of the Registrant
Our executive officers and their ages as of February 19, 2010 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	58	Chairman of the Board and Chief Executive Officer
Michael J. McGinley, Ph.D.	49	President and Chief Operating Officer
Jason A. Napolitano	41	Executive Vice President, Chief Financial Officer and Secretary
Michael A. Bent	55	Vice President, Principal Accounting Officer and Controller
G. Lynn Snodgrass	40	Vice President, Sales

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
Michael J. McGinley, Ph.D. was appointed President and Chief Operating Officer effective January 1, 2009. He previously served as Vice President, Global Operations from April through December 2008, Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines from January 2002 to April 2008 and in other positions beginning in June 1997. Prior to joining Heska, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories. He holds Doctorate and M.S. degrees in Immunobiology from Iowa State University and successfully completed the Advanced Management Program at the Harvard Business School in 2008.
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

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party supplier could substantially harm our business. One of our major third-party suppliers cancelled our contractual agreement in November 2009 and we no longer have access to or are selling the products underlying the agreement.
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
The largest of these suppliers (the “Canceling Supplier”) in 2009 provided us with their proprietary handheld diagnostic instruments and affiliated proprietary cartridges and supplies. Approximately 15% of our revenue for the twelve months ended December 31, 2009 is related to the proprietary products manufactured by the Canceling Supplier (the “Canceled Products”). The Canceled Products generate slightly below average Gross Margin as compared to our overall business. On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice. We subsequently learned through a Form 8-K filing with the Securities and Exchange Commission (“SEC”) that Abaxis, one of our major competitors, had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. We no longer have access to the Canceled Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin related to Canceled Products as a result. There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner.
Other major suppliers who sell us proprietary products which are responsible for more than 5% of our revenue for the twelve months ended December 31, 2009 are Arkray, Boule, FUJIFILM and Quidel. None of these suppliers sold us proprietary products which were responsible for more than 20% of 2009 revenue, although the proprietary products of one was responsible for more than 15% of 2009 revenue and one other was responsible for more than 10% of 2009 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we have arrangements to ensure supply of our major product offerings other than the Canceled Products in the marketplace through at least the end of 2010, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:
•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. The Canceling Supplier eliminating our access to the Canceled Products is an example of such a situation. Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	Loss of exclusivity. In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. For example, a third-party has gained access to chemistry instrument test strips and supplies for our previous chemistry instrument which are manufactured by Arkray, has increased competition for these products with our customers and such competition may cause us to lose customers and/or significantly decrease our margins in the future. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.
•	High switching costs. In our diagnostic instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.
•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.
•	The involuntary or voluntary discontinuation of a product line. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly. An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.
•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply, which may be difficult to find unless it is under terms that are less advantageous.
•	Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.
•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.
•	Limited intellectual property rights. We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.
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
Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with SPAH which grants exclusive distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates all of our sales of those vaccines in those territories. Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D. Healthscreen urine test products in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products. For example, on March 9, 2009, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“SGP”) announced plans to merge. SGP was the parent company of SPAH. Merck and Sanofi-Aventis each owned 50% of Merial Limited (“Merial”), a company which sells a canine heartworm preventive competitive with ours. On July 30, 2009, Merck and Sanofi-Aventis announced that they had entered into an agreement under which Merck was to sell its interest in Merial to Sanofi-Aventis and that Sanofi-Aventis was to receive a call option exercisable after the merger of Merck and SGP to essentially combine Merial with SPAH in a new joint venture company equally owned by Sanofi-Aventis and the company created from the merger of Merck and SGP. Merck subsequently completed its merger with SGP. Revenue from Merck entities, including SPAH, represented 11% of our revenue for the twelve months ended December 31, 2009. If Merck, SPAH or any related entity is required to divest or cease operations related to our heartworm preventive in order to complete a merger or other combination, our sales could decline significantly and our business could be damaged. Similarly, if SPAH personnel are distracted or experience turmoil as a result of the merger between Merck and SGP, a future combination between SPAH and Merial or for other reasons, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of SPAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets. Should SPAH decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products and our sales will decline.
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
The market for companion animal healthcare products is highly fragmented. Because our Core Companion Animal Health proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell all our Core Companion Animal Health products to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.
We currently sell and market most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 40 individuals, an inside sales force of approximately 27 individuals, independent third-party distributors, as well as through trade shows and print advertising. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors. In early 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009. Sales to distributors whose underlying contracts have been canceled since the beginning of 2009 represented 15% of our 2009 revenue. We intend to compete with these distributors primarily through direct sales efforts going forward. There can be no assurance we will be successful in competing with these or other distributors, that these distributors will not damage our business, and/or that we will not lose sales and experience damage to our financial results as a result of the termination of these agreements. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.

The loss of significant customers could harm our operating results.
Revenue from Merck entities, including SPAH, represented 11% of our total revenue for the twelve months ended December 31, 2009. Sales to no other single customer accounted for more than 10% of our consolidated revenue for the twelve months ended December 31, 2009. Sales to no single customer accounted for more than 10% of our consolidated revenue for the twelve-month periods ended December 31, 2008 and 2007. No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2009 or 2008. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.
Our common stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.
Our common stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We are currently not in compliance with the $1.00 minimum bid price and we have received communications from Nasdaq so advising us. On February 2, 2010, Nasdaq sent us a letter informing us that we had not regained compliance with the minimum bid price requirement, but that since we met all other initial inclusion criteria for the Nasdaq Capital Market, we were being granted an additional compliance period through July 28, 2010 to regain compliance, which requires our stock to have a minimum closing bid price of $1.00 for a minimum of 10 consecutive trading days. If we fail to regain compliance by July 28, 2010, Nasdaq has informed us they will then provide written notification that our stock will be delisted, which we may then appeal. Nasdaq has informed us that if we appeal we will be asked to provide a plan to regain compliance and that historically a near-term reverse stock split has been viewed as the only definitive plan acceptable to resolve a bid price deficiency. On February 5, 2010, we received a general communication from Nasdaq that a company who fails to meet a listing standard has 45 calendar days to submit a compliance plan to Nasdaq. There can be no assurance we will continue to meet Nasdaq listing requirements other than the minimum bid price, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, that Nasdaq will not change such criteria or add new criteria to include requirements we do not meet in the future, that we will regain compliance with the minimum bid price requirement, that our Board of Directors will agree to a reverse stock split if we choose to appeal a Nasdaq written notification of delisting, or that Nasdaq will find any compliance plan to resolve a bid price deficiency acceptable, including a near-term reverse stock split plan. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.
The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics Corporation. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Merck, Merial (a company owned by Sanofi-Aventis), Novartis AG, Pfizer Inc., Vétoquinol S.A. and Virbac S.A., may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a stand-alone canine heartworm diagnostic test competitive with ours and a heartworm diagnostic test conducted as part of a chemistry profile on its chemistry analyzer. On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice. We subsequently learned through a Form 8-K filing with the SEC that Abaxis had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009. We no longer have access to the Canceled Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin related to Canceled Products as a result. We also anticipate that our competitors will be able to obtain increased access to our installed customers who may seek to find replacement distribution channels for the Canceled Products or substantially similar products, which will intensify competition for our customers with respect to other of our products. There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner.
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
Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2009, we had an accumulated deficit of $171.8 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. In addition, we anticipate the loss of access to the Canceled Products will put significant financial pressure on us in 2010. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.
We often depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.
We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel Corporation. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline. We are currently collaborating with Roche in completing development of a new blood gas instrument including a manual. We expect to begin selling this instrument, VitalPath, in the first half of 2010. If Roche fails to complete the anticipated development activities in a timely fashion, we will not generate any sales of this new instrument in the first half of 2010 and our 2010 revenue will likely be lower than our current expectations as a result.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.
We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:
•	supply of products from third-party suppliers or termination, cancellation or expiration of such relationships, such as the recent decision by the Canceling Supplier to cancel our contractual agreement as of November 1, 2009;
•	the introduction of new products by our competitors or by us;
•	competition and pricing pressures from competitive products;
•	large customers failing to purchase at historical levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.
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
The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2009, our closing stock price has ranged from a low of $0.17 to a high of $0.60. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:
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
Under our credit and security agreement with Wells Fargo Bank, National Association, (“Wells Fargo”) we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants under our credit and security agreement in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement. In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.
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
Changes to financial accounting standards may affect our results of operations, cause us to change our business practices or have a negative impact on us if we fail to track such changes.
We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes. For example, we have found the Financial Standards Accounting Board’s (“FASB”) recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with the FASB rules in the future.

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
Our principal administrative and research and development activities are located in Loveland, Colorado. We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an 18-year lease agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland is leased under an agreement which expires in 2014.

Item 3.	Legal Proceedings.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.” The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2008
First Quarter	$2.10	$1.22
Second Quarter	1.60	1.19
Third Quarter	1.24	0.51
Fourth Quarter	0.68	0.18
2009
First Quarter	0.39	0.17
Second Quarter	0.59	0.24
Third Quarter	0.58	0.32
Fourth Quarter	0.63	0.36
2010
First Quarter (through February 17)	0.82	0.52
As of February 19, 2010, there were approximately 286 holders of record of our common stock and approximately 2,825 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings, if any, for the development of our business.
Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2009, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

(c) Number of Securities
	(a) Number of Securities	(b) Weighted-Average	Remaining Available for Future
	to be Issued Upon	Exercise Price of	Issuance Under Equity
	Exercise of Outstanding	Outstanding Options	Compensation Plans (excluding
Plan Category	Options and Rights	and Rights	securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	12,917,702	$1.18	2,707,193
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	12,917,702	$1.18	2,707,193

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2009 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).
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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$56,604	$62,968	$67,279	$68,140	$66,449
Other vaccines, pharmaceuticals and products	12,833	12,092	15,056	13,513	9,229

Total revenue, net	69,437	75,060	82,335	81,653	75,678

Cost of revenue	43,610	44,414	49,148	52,809	47,219

Gross profit	25,827	30,646	33,187	28,844	28,459

Operating expenses:
Selling and marketing	14,020	14,356	16,109	17,640	14,524
Research and development	3,749	3,483	2,679	1,951	1,718
General and administrative	7,187	9,887	8,925	8,917	8,173
Restructuring expenses	—	—	—	785	—
Other	—	(155)	(47)	232	—

Total operating expenses	24,956	27,571	27,666	29,525	24,415

Operating income (loss)	871	3,075	5,521	(681)	4,044
Interest and other expense, net	774	1,041	588	640	306

Income (loss) before income taxes	97	2,034	4,933	(1,321)	3,738
Income tax expense (benefit)	(185)	206	(29,875)	(471)	1,496

Net income (loss)	$282	$1,828	$34,808	$(850)	$2,242

Basic net income (loss) per share	$0.01	$0.04	$0.68	$(0.02)	$0.04

Diluted net income (loss) per share	$0.01	$0.03	$0.63	$(0.02)	$0.04

Shares used for basic net income (loss) per share	49,650	50,347	51,097	51,674	52,068
Shares used for diluted net income (loss) per share	50,438	52,932	55,509	51,674	52,115

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,231	$5,275	$5,524	$4,705	$5,400
Total current assets	26,845	30,652	35,127	31,290	28,493
Total assets	36,784	38,495	75,591	70,438	64,134
Line of credit	9,453	8,022	12,614	11,042	4,201
Current portion of long-term debt and capital leases	1,263	1,275	776	770	381
Total current liabilities	20,722	21,980	25,195	22,228	14,107
Long-term debt and capital leases	2,703	1,927	1,151	381	—
Long-term deferred revenue and other	10,126	7,840	6,362	5,306	4,972
Total stockholders’ equity	3,233	6,748	42,883	42,523	45,055

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of February 19, 2010, and we undertake no duty to update this information.
Overview
We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 88% of our 2009 revenue, and Other Vaccines, Pharmaceuticals and Products which represented 12% of our 2009 revenue.
The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.
Diagnostic and other instruments and supplies represented approximately 48% of our 2009 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 35% of our 2009 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our revenue was from new hardware sales. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. For example, the supplier of our handheld blood analysis instruments informed us in May 2009 of the cancellation of our contractual agreement as of November 2009 and that they would not supply us with any related instruments or consumables following cancellation. We had established a large installed base of handheld blood analysis instruments and sales of instruments and affiliated consumables in this area represented 15% of our 2009 revenue. Accordingly, we anticipate a significant decline in revenue and gross margin related to our handheld blood analysis instruments in 2010 as compared to 2009. All products in this area are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments and our hematology instruments and their affiliated operating consumables. Revenue from these two areas, including revenue from consumables, represented approximately 29% of our 2009 revenue.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 40% of our 2009 revenue. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 35% of our 2009 revenue.

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
All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through independent third-party distributors and other distribution relationships, such as our corporate agreement with SPAH and the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories. Revenue from direct sales, independent third-party distributors and other distribution relationships represented approximately 51%, 26% and 23% of Core Companion Animal Health 2009 product revenue, respectively. In early 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009. We took this action because we expect it will enhance our profitability and allow further investment in our direct sales efforts, which we expect to yield a greater return than continuing in our agreements with our previous independent third-party distributors.
We intend to increase profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment decreased by $1.7 million, or 3%, in 2009 as compared to 2008. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $2.9 million in 2009 as compared to 2008, primarily due to the loss of supply discussed above. In addition, we believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.
The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as an asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. Virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals. All OVP products are sold by third parties under third party labels.
We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term, non-exclusive agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of our OVP segment’s revenue. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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
Results of Operations
The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2007	2008	2009
	(in thousands except per share amounts)

Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$67,279	$68,140	$66,449
Other vaccines, pharmaceuticals and products	15,056	13,513	9,229

Total revenue, net	82,335	81,653	75,678

Cost of revenue	49,148	52,809	47,219

Gross profit	33,187	28,844	28,459

Operating expenses:
Selling and marketing	16,109	17,640	14,524
Research and development	2,679	1,951	1,718
General and administrative	8,925	8,917	8,173
Restructuring expenses	—	785	—
Other	(47)	232	—

Total operating expenses	27,666	29,525	24,415

Operating income (loss)	5,521	(681)	4,044
Interest and other expense, net	588	640	306

Income (loss) before income taxes	4,933	(1,321)	3,738
Income tax expense (benefit):
Current income tax expense (benefit)	108	—	205
Deferred income tax expense (benefit)	(29,983)	(471)	1,291

Total income tax expense (benefit)	(29,875)	(471)	1,496

Net income (loss)	$34,808	$(850)	$2,242

Basic net income (loss) per share	$0.68	$(0.02)	$0.04

Diluted net income (loss) per share	$0.63	$(0.02)	$0.04

Revenue
Total revenue decreased 7% to $75.7 million in 2009 compared to $81.7 million in 2008. Total revenue decreased 1% to $81.7 million in 2008 compared to $82.3 million in 2007.
CCA segment revenue decreased by $1.7 million, or 3%, to $66.4 million in 2009 from $68.1 million in 2008. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $2.9 million in 2009 as compared to 2008, primarily due to the loss of supply following cancellation of the underlying contract by our supplier. Other factors in the decline were lower sales of our chemistry instruments and our microalbumin laboratory packs. These declines were somewhat offset by increased sales of our non-handheld related instrument consumables, international sales of our heartworm diagnostic tests and sales of our heartworm preventive. CCA segment revenue increased 1% to $68.1 million in 2008 compared to $67.3 million in 2007. Key factors in the increase were greater sales of our chemistry instrument, which was launched in November 2007, our instrument consumables and our heartworm diagnostic tests, somewhat offset by lower sales of our handheld blood analysis instruments and our heartworm preventive, both internationally and domestically.
OVP segment revenue decreased 32% to $9.2 million in 2009 compared to $13.5 million in 2008. The largest factor in this decline was loss of fish vaccine revenue from AquaHealth, a unit of Novartis, a customer who had previously informed us that they would be taking their production in-house and accordingly ordered no product from us in 2009. Lower revenue under our contract with AgriLabs and lower sales of bulk bovine biologicals also contributed to the year-over-year decline in this segment. OVP segment revenue decreased 10% to $13.5 million in 2008 compared to $15.1 million in 2007. The largest factor in the decrease was approximately $1.6 million in revenue (the “United Revenue”) recognized in 2007 upon receipt of a payment for product previously shipped and “take or pay” minimums for 2005 and 2006 which previously had not been paid as part of a now settled dispute with United Vaccines, Inc. (“UV”), a former customer. As UV had ceased operations, we did not generate any corresponding revenue from UV in 2008. This decrease was somewhat offset by an increase in sales of bovine vaccines under our contract with AgriLabs.
We expect 2010 total revenue to increase slightly as compared with 2009.
Cost of Revenue
Cost of revenue totaled $47.2 million for the twelve months ended December 31, 2009, an 11% decrease as compared to $52.8 million for the corresponding period in 2008. Gross profit decreased 1% to $28.5 million for 2009 as compared to $28.8 million in 2008. Gross Margin, i.e. gross profit divided by total revenue, increased to 37.6% for 2009 as compared to 35.3% in 2008. Lower reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our chemistry instruments and our handheld diagnostic instruments were a factor in the increase. Another factor in the increase was revenue mix as a lower percentage of revenue in 2009 was related to our OVP segment, which tends to generate lower Gross Margin than our CCA segment.
2008 Cost of revenue was $52.8 million, an increase of 7% compared to $49.1 million in 2007. Gross profit decreased 13% to $28.8 million in 2008 from $33.2 million in 2007. Gross Margin decreased to 35.3% in 2008 from 40.3% in 2007. The largest factor in the increase was recognition of the United Revenue in 2007 for which the affiliated Cost of products sold had been recognized in prior periods and for which no corresponding revenue or gross profit was recognized in 2008. In addition, product mix and increased reserves taken against inventory we expected to expire prior to sale, primarily related to consumables for our new chemistry instrument and our handheld diagnostic instruments, were factors in the decrease.
We expect Gross Margin to increase in 2010 as compared to 2009.

Operating Expenses
Selling and marketing expenses decreased by 18% to $14.5 million in 2009 compared to $17.6 million in 2008. Key factors in the decline were lower expenses related to product launches, decreased expenditures on market research and lower commissions. Selling and marketing expenses increased by 10% to $17.6 million in 2008 compared to $16.1 million in 2007. Key factors in the change were an increase in personnel and increased expenditures on market research.
Research and development expenses decreased by $233 thousand to $1.7 million in 2009 from $2.0 million in 2008. A key factor in the decline was lower spending on research and development resources, such as laboratory supplies. Research and development expenses decreased by $728 thousand to $2.0 million in 2008 from $2.7 million in 2007. A key factor in the change was less space at our corporate headquarters being used for research and development activities. In late 2007, we implemented a plan to move and expand space for certain activities within our corporate headquarters, which reduced the space dedicated to research and development activities.
General and administrative expenses were $8.2 million in 2009, an 8% decrease as compared to $8.9 million in 2008. A key factor in the decline was savings resulting from our restructuring at the end of 2008. General and administrative expenses were $8.9 million in 2008, a slight decrease as compared to 2007. A factor in the decline was no Management Incentive Plan (“MIP”) payouts were earned in 2008 while there was some corresponding MIP payout earned in 2007.
In 2008, we recorded restructuring expenses of approximately $785 thousand, consisting of approximately $621 thousand related primarily to personnel severance and other costs for certain individuals affected by our restructuring in December 2008 and $164 thousand related to inventory of discontinued products, including a monitoring product the manufacturer had informed us it no longer intends to support. We recorded no restructuring expenses in 2009 or 2007.
Other operating expenses of approximately $232 thousand in 2008 relate to an asset impairment charge related to certain rental instruments we owned. In 2007, we recognized a gain of approximately $47 thousand on the sale of certain patents we held net of costs on this line. We recognized no corresponding asset impairment charges or gains on patent sales in 2009.
We expect 2010 operating expenses will be higher than in 2009, primarily as a result of our increased investment in direct sales resources.
Interest and Other Expense, Net
Interest and other expense, net was $306 thousand in 2009, as compared to $640 thousand in 2008 and $588 thousand in 2007. This line item includes interest expense, interest income and foreign currency gains and losses. The largest factor in the decrease in 2009 as compared to 2008 was lower loan balances and lower market interest rates, somewhat offset by an increased interest rate spread negotiated with Wells Fargo in December 2008. Foreign currency gains as compared to losses in 2008 were also a factor. The largest factor in the increase in 2008 as compared to 2007 was greater borrowings under our revolving line of credit with Wells Fargo, somewhat offset by lower market interest rates. Foreign currency losses in 2008 as compared to gains in 2007 were also a factor.
We expect interest and other expense, net to decrease in 2010 as compared to 2009 as we anticipate our borrowings with Wells Fargo will be at lower interest rates than in 2009 starting in March 2010 due to changes in our interest rate negotiated with Wells Fargo in November 2009.

Income Tax Expense (Benefit)
In general, income tax expense (or benefit) can be broken into two categories: current and deferred. Valuation allowance adjustments and net operating loss usage have been components of deferred income tax expense (benefit) in all years presented.
Current income tax expense generally consists of taxes payable on tax returns for a given year. These primarily relate to domestic federal alternative minimum tax payments required, although state taxes are also included in this category. We have typically not had to pay much in cash taxes when we have generated taxable income due to our NOL position in Switzerland and in the United States. Our NOL in Switzerland expired at the end of 2008, so we paid cash taxes in Switzerland in 2009 and expect to do so in the future.
A valuation allowance adjustment is due to a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years. In the fourth quarter of 2007, based on the Company’s profitable domestic operating performance, we concluded that a portion of our domestic deferred tax assets, which primarily consist of our domestic NOL, was realizable on a more-likely-than-not basis and the related valuation allowance was released, resulting in an income tax benefit of $30 million, reported as a valuation allowance adjustment income tax benefit.
Net operating loss usage represents the tax we would have paid had we not had an NOL in a given jurisdiction, but did not pay. We had domestic net operating loss usage of $1.2 million in 2009.
In 2009, domestic deferred income tax expense, a non-cash expense, represented $1.3 million of our $1.5 million tax expense. In 2008, domestic deferred income tax benefits related to our loss before income taxes was the primary reason we recorded a $471 thousand income tax benefit. In 2007, the $30 million valuation allowance adjustment related to our domestic NOL discussed above was the primary reason for the $29.9 million income tax benefit recorded.
In 2010, we expect slightly higher income tax expense as we expect slightly higher pre-tax income.
Net Income (Loss)
Our 2009 net income was $2.2 million as compared to a net loss of $850 thousand in 2008 and net income of $34.8 million in 2007. Lower operating expenses were a key factor in the improvement in 2009 as compared to 2008. The decline in 2008 as compared to 2007 was due to the large valuation allowance adjustment related to our domestic NOL recognized in 2007, but not 2008. Lower total revenue, lower Gross Margin and higher operating expenses for 2008 as compared to 2007 also contributed to the change.
We expect net income will be slightly higher in 2010 than in 2009, primarily as a result of increased Gross Margin somewhat offset by increased operating expenses.
Liquidity, Capital Resources and Financial Condition
We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2009, we had net income of $2.2 million. In 2009, net cash provided by operations was $8.6 million. At December 31, 2009, we had $5.4 million of cash and cash equivalents, working capital of $14.4 million, $4.2 million of outstanding borrowings under our revolving line of credit, discussed below, and $381 thousand of other debt.

Net cash flows from operating activities provided cash of $8.6 million in 2009 as compared to providing cash of $1.7 million in 2008 and using cash of $1.7 million in 2007. The major factors in the improvement in 2009 as compared to 2008 were a $3.1 million increase in net income, a $2.5 million improvement in cash provided by inventory as we lowered our inventory levels at year end 2009 compared to year end 2008, including relating to the loss of supply of consumables for our handheld diagnostic instruments, a $2.0 million improvement in cash provided by accounts payable primarily due to inventory paid for in 2008 and received in 2007 to a greater degree than for inventory paid for in 2009 and received in 2008, and a $1.8 million improvement in deferred tax expense primarily related to the utilization of our domestic NOL. This was somewhat offset by a $1.3 million decline in cash provided by accounts receivable as we lowered our accounts receivable balance to a greater degree from 2007 to 2008 than from 2008 to 2009, a $701 thousand decline in cash provided by depreciation and amortization with a key factor being lower depreciation related to instrumentation demonstration units and $585 thousand decline in cash provided by accrued liabilities and other items, of which restructuring expenses recognized in 2008 but paid in cash in 2009 were a factor. The major factors in the improvement in 2008 versus 2007 were a $7.4 million improvement in cash provided by inventory as we lowered our inventory levels at year end 2008 compared to year end 2007, a $1.9 million improvement in cash provided by accrued liabilities and other related items primarily due to a relatively large cash payout from our 2006 MIP in early 2007, a $1.2 million improvement in cash provided by accounts receivable primarily due to lower fourth quarter sales and $1.1 million greater depreciation and amortization primarily related to full versus partial year depreciation on rental instruments we capitalized in 2007. This was somewhat offset by a $35.7 million decrease in net income, partially mitigated by a $29.4 million decrease in deferred tax benefit primarily due to the $30 million valuation allowance adjustment related to our domestic NOL recorded in 2007, as well as a $2.6 million increase in cash used for accounts payable which primarily relates to lower inventory received but not paid for at year end 2008 as compared to 2007.
Net cash flows from investing activities used cash of $276 thousand in 2009 as compared to using cash of $554 thousand in 2008 and using cash of $2.3 million in 2007. Expenditures for property and equipment totaled approximately $276 thousand, $554 thousand and $2.4 million in 2009, 2008 and 2007, respectively. The cash used in 2009 and 2008 was entirely for purchases of property and equipment. In 2007, this was somewhat offset by cash provided from the sale of certain patents. Purchases of property and equipment in 2009 decreased $278 thousand as compared to 2008, primarily due to lower purchases of property and equipment in our OVP segment. Purchases of property and equipment in 2008 decreased $1.8 million as compared to 2007. A factor in the decrease was the launch of three major instruments in 2007 for which we capitalized demonstration and other units, with no corresponding instrument launches in 2008.
Net cash flows from financing activities used cash of $7.6 million in 2009, used cash of $2.0 million in 2008 and provided cash of $4.2 million in 2007. In 2009, we used cash to reduce our borrowings under our line of credit by $6.8 million and repay principal on term debt of $770 thousand which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan. In 2008 we used cash to reduce our borrowings under our line of credit by $1.6 million and repay principal on term debt of $776 thousand which was partially offset by proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan totaling $372 thousand. In 2007, we increased our line of credit borrowings by $4.6 million and received $851 thousand from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan.
At December 31, 2009, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2012. At December 31, 2009, $4.2 million was outstanding under this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2009, interest was charged at a stated rate of prime plus 2.50% and was payable monthly. Based on an amendment to our agreement with Wells Fargo signed in November 2009, we anticipate interest will be charged at a stated rate of 3 month LIBOR plus 4.00% beginning on March 1, 2010. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo, including those discussed below, to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2009. At December 31, 2009, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $5.3 million.

At December 31, 2009, we also had outstanding obligations for long-term debt totaling approximately $381 thousand primarily related to three term loans with Wells Fargo. One term loan is secured by real estate in Iowa and had an outstanding balance at December 31, 2009 of approximately $57 thousand due in monthly installments of $17,658 plus interest. The term loan had a stated interest rate of prime plus 2.50% on December 31, 2009 and is to be paid in full in April 2010. The other two term loans are secured by machinery and equipment at our Des Moines, Iowa and Loveland, Colorado locations (the “Equipment Notes”). Principal payments on the Equipment Notes of $46,296 plus interest are due monthly. The Equipment Notes had a stated interest rate of prime plus 2.50% on December 31, 2009 and are to be paid in full in August 2010. Based on an amendment to our agreement with Wells Fargo signed in November 2009, we anticipate interest on all three term loans will be charged at a stated rate of 3 month LIBOR plus 4.00% beginning on March 1, 2010.
At December 31, 2009, we had deferred revenue and other long term liabilities, net of current portion, of approximately $5.0 million. Included in this total is approximately $3.1 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.
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
Our financial plan for 2010 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2010 and into 2011. Our financial plan for 2010 expects that we will have positive cash flow from operations. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity securities or refinancing loans currently outstanding on assets with historical appraised values significantly in excess of related debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted hiring activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

A summary of our contractual obligations at December 31, 2009 is shown below:

	Payments Due by Period (in thousands)
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$381	$381	$—	$—	$—
Interest payments on debt	7	7	—	—	—
Line of credit	4,201	4,201	—	—	—
Operating leases	25,885	2,193	5,890	3,634	14,168
Unconditional purchase obligations	12,865	2,040	7,975	2,850	—

Total contractual cash obligations	$43,339	$8,822	$13,865	$6,484	$14,168

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
Net Operating Loss Carryforwards
As of December 31, 2009, we had a net domestic operating loss carryforward, or NOL, of approximately $162.7 million, a domestic alternative minimum tax credit of approximately $179 thousand and a domestic research and development tax credit carryforward of approximately $294 thousand for federal tax purposes. Our federal NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This guidance modifies the separation criteria by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence of the selling price; (ii) third-party evidence of the selling price — prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We do not expect this guidance to have a material impact on our results of operations or financial position.
In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect this guidance to have a material impact on our results of operations or financial position.

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
Interest Rate Risk
The interest payable on certain of our lines of credit and other borrowings is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates. At December 31, 2009, approximately $4.6 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 5.75%. We also had approximately $5.4 million of cash and cash equivalents at December 31, 2009, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2009. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual interest expense of approximately $8 thousand based on our outstanding balances as of December 31, 2009.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2009.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars. Based on our 2009 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $450 thousand.

Item 8.	Financial Statements and Supplementary Data.
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Heska Corporation
Loveland, Colorado
We have audited the accompanying consolidated balance sheets of Heska Corporation and its subsidiaries as of December 31, 2008 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2007, 2008 and 2009. The Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heska Corporation and its subsidiaries as of December 31, 2008 and 2009, and the results of these operations and these cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, for the years ended December 31, 2007, 2008 and 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ehrhardt Keefe Steiner & Hottman PC
February 22, 2010
Denver, Colorado

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$4,705	$5,400
Accounts receivable, net of allowance for doubtful accounts of $209 and $177, respectively	9,514	9,222
Inventories, net	15,249	12,018
Deferred tax asset, current	869	940
Other current assets	953	913

Total current assets	31,290	28,493
Property and equipment, net	8,509	6,349
Goodwill	890	905
Deferred tax asset, net of current portion	29,749	28,387

Total assets	$70,438	$64,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,904	$4,172
Accrued liabilities	2,574	2,249
Accrued compensation	554	1,440
Accrued restructuring	578	—
Current portion of deferred revenue	2,806	1,664
Line of credit	11,042	4,201
Current portion of capital lease obligations	2	—
Current portion of long-term debt	768	381

Total current liabilities	22,228	14,107
Long-term debt, net of current portion	381	—
Deferred revenue, net of current portion, and other	5,306	4,972

Total liabilities	27,915	19,079

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 52,010,928 and 52,159,738 shares issued and outstanding, respectively	52	52
Additional paid-in capital	216,463	216,829
Accumulated other comprehensive income (loss)	46	(30)
Accumulated deficit	(174,038)	(171,796)

Total stockholders’ equity	42,523	45,055

Total liabilities and stockholders’ equity	$70,438	$64,134

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009
Revenue:
Core companion animal health	$67,279	$68,140	$66,449
Other vaccines, pharmaceuticals and products	15,056	13,513	9,229

Total revenue, net	82,335	81,653	75,678

Cost of revenue	49,148	52,809	47,219

Gross profit	33,187	28,844	28,459

Operating expenses:
Selling and marketing	16,109	17,640	14,524
Research and development	2,679	1,951	1,718
General and administrative	8,925	8,917	8,173
Restructuring expenses	—	785	—
Other	(47)	232	—

Total operating expenses	27,666	29,525	24,415

Operating income (loss)	5,521	(681)	4,044
Interest and other expense, net	588	640	306

Income (loss) before income taxes	4,933	(1,321)	3,738
Income tax expense (benefit):
Current income tax expense (benefit)	108	—	205
Deferred income tax expense (benefit)	(29,983)	(471)	1,291

Total income tax expense (benefit)	(29,875)	(471)	1,496

Net income (loss)	$34,808	$(850)	$2,242

Basic net income (loss) per share	$0.68	$(0.02)	$0.04

Diluted net income (loss) per share	$0.63	$(0.02)	$0.04

Weighted average outstanding shares used to compute basic net income (loss) per share	51,097	51,674	52,068

Weighted average outstanding shares used to compute diluted net income (loss) per share	55,509	51,674	52,115

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2007	50,764	$51	$214,601	$92	$(207,996)	$6,748
Issuance of common stock related to options, ESPP and other	684	—	851	—	—	851
Recognition of stock based compensation	—	—	233	—	—	233
Comprehensive net income:
Net income	—	—	—	—	34,808	34,808
Minimum pension liability adjustments	—	—	—	53	—	53
Unrealized gain on available for sale investments	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	185	—	185

Comprehensive net income	—	—	—	—	—	35,051

Balances, December 31, 2007	51,448	51	215,685	335	(173,188)	42,883
Issuance of common stock related to options, ESPP and other	563	1	416	—	—	417
Recognition of stock based compensation	—	—	362	—	—	362
Comprehensive net income:
Net (loss)	—	—	—	—	(850)	(850)
Minimum pension liability adjustments	—	—	—	(444)	—	(444)
Unrealized (loss) on available for sale investments	—	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	—	—	164	—	164

Comprehensive net (loss)	—	—	—	—	—	(1,139)

Balances, December 31, 2008	52,011	52	216,463	46	(174,038)	42,523
Issuance of common stock related to options, ESPP and other	149	—	53	—	—	53
Recognition of stock based compensation	—	—	313	—	—	313
Comprehensive net income:
Net income	—	—	—	—	2,242	2,242
Minimum pension liability adjustments	—	—	—	(132)	—	(132)
Unrealized (loss) on available for sale investments	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	57	—	57

Comprehensive net income	—	—	—	—	—	2,166

Balances, December 31, 2009	52,160	$52	$216,829	$(30)	$(171,796)	$45,055

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2008	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$34,808	$(850)	$2,242
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,183	3,266	2,565
Deferred tax (benefit) expense	(29,983)	(536)	1,291
Stock based compensation	233	362	313
(Gain) on disposition of assets	(47)	—	—
Unrealized (gain) loss on foreign currency translation	(19)	80	126
Changes in operating assets and liabilities:
Accounts receivable	308	1,550	292
Inventories	(6,840)	599	3,103
Other current assets	19	(77)	40
Other long-term assets	4	57	—
Accounts payable	804	(1,749)	268
Accrued liabilities and other	(1,320)	530	(55)
Income taxes payable	(58)	—	38
Deferred revenue and other	(1,822)	(1,542)	(1,608)

Net cash provided by (used in) operating activities	(1,730)	1,690	8,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of related costs	47	—	—
Purchases of property and equipment	(2,357)	(554)	(276)

Net cash provided by (used in) investing activities	(2,310)	(554)	(276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	851	372	53
Proceeds from (repayments of) line of credit borrowings, net	4,591	(1,572)	(6,841)
Repayments of debt and capital lease obligations	(1,275)	(776)	(770)

Net cash provided by (used in) financing activities	4,167	(1,976)	(7,558)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	122	21	(86)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	249	(819)	695
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,275	5,524	4,705

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,524	$4,705	$5,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$774	$622	$409

Non-cash transfer of inventory to property and equipment	$3,565	$547	$128

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
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 888,310 and 1,380,932 Euros at December 31, 2008 and 2009, respectively. The Company held 15,778,546 and 119,905,609 Yen at December 31, 2008 and 2009, respectively. The Company held 132,890 and 235,846 Swiss Francs at December 31, 2008 and 2009, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2008 and 2009, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.
Inventories, net consist of the following (in thousands):

	December 31,
	2008	2009
Raw materials	$6,893	$4,969
Work in process	2,957	3,371
Finished goods	6,370	4,782
Allowance for excess or obsolete inventory	(971)	(1,104)

	$15,249	$12,018

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
Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2008	2009
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	25,831	26,185
Leasehold and building improvements	7 to 15 years	5,314	5,314

		34,200	34,554
Less accumulated depreciation and amortization		(25,691)	(28,205)

		$8,509	$6,349

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period. During 2007, 2008 and 2009, total costs transferred from inventory were approximately $3.6 million, $547 thousand and $128 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Depreciation and amortization expense for property and equipment was $2.2 million, $3.3 million and $2.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.
Realizability of Long-Lived Assets
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. The Company identified certain long-lived assets where the estimated fair value was less than carrying value as of December 31, 2008 and therefore the Company recorded an impairment charge of approximately $232 thousand. The Company determined the estimated fair value based on discounted future cash flows related to these long-lived assets.
Goodwill and Other Intangible Assets
Goodwill is subject to an annual assessment for impairment. Impairment is indicated when the carrying amount of the related reporting unit is greater than its estimated fair value.
The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary. This goodwill is reviewed at least annually for impairment. At December 31, 2008 and 2009, goodwill was approximately $890 thousand and $905 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment. The Company completed its annual analysis of the estimated fair value of its goodwill at December 31, 2009 and determined there was no indicated impairment of its goodwill. The change in carrying value of the goodwill between years was solely due to foreign currency rate changes. There can be no assurance that future goodwill impairments will not occur. There are no other intangible assets that are not being amortized on a periodic basis.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In addition to its direct sales force, the Company utilizes distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors’ territory.
Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. The Company received approximately $325 thousand, $0 thousand and $0 thousand of such payments in 2007, 2008 and 2009, respectively. Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.
For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the authoritative guidance for accounting for revenue arrangements with multiple deliverables in determining the separate units of accounting. For those arrangements subject to appropriate separation criteria, the Company must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company’s obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, the Company must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
Cost of Products Sold
Royalties payable in connection with certain licensing agreements (see Note 9) are reflected in cost of products sold as incurred.
Stock-Based Compensation
During the years ended December 31, 2007 and 2009, the Company’s income from operations and income before income taxes were reduced by $233 thousand and $313 thousand, respectively, and net income was reduced by $188 thousand and $233 thousand, respectively, for compensation related to stock options issued. Basic and diluted earnings per share were reduced by $0.01 and $0.00 for 2007 and $0.00 and $0.00 for 2009. During the year ended December 31, 2008, the Company’s loss from operations and loss before income taxes was increased by $362 thousand, net loss was increased by $219 thousand and basic and diluted loss per share were not impacted. For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities. At December 31, 2009, the Company had two stock-based compensation plans. See Note 6 for a description of these plans and additional disclosures regarding the plans.
Restructuring and Other Expenses
The Company recorded net restructuring expenses of $785 thousand for the year ended December 31, 2008 (See Note 7). At December 31, 2008, approximately $578 thousand of accrued restructuring expenses remained on the Company’s balance sheet.
Restructuring expenses were approximately $621 thousand related primarily to personnel severance and other costs for 24 individuals and $164 thousand related to inventory of discontinued products, including a monitoring product the manufacturer had informed the Company it no longer intends to support.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company recorded $232 thousand in impairment expense in the year ended December 31, 2008. This charge was related to certain handheld instruments the Company had capitalized as rental units (the “Rental Units”) for use by the Company’s customers. The majority of the Rental Units were being depreciated over a four year life. The supplier of these handheld instruments had the right to cancel the agreement under which the Company purchases affiliated cartridges and supplies for the Rental Units prior to year end 2009, which would prevent the Company from obtaining a future benefit from Rental Unit usage of these items if the supplier refused to sell the Company cartridges and supplies beyond its contractual obligation and the Company sold all its remaining inventory of these items. Accordingly, the Company concluded that the appropriate depreciation period for the Rental Units was through year end 2009. Based on average usage assumptions for these instruments, the Company calculated the future discounted cash flows associated with usage of the Rental Units through year end 2009 and recorded an impairment to reduce the carrying amount of the Rental Units to this level.
In the year ended December 31, 2007, the Company recognized a gain of $47 thousand on the sale of certain patents the Company held, net of costs.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $654 thousand, $705 thousand and $471 thousand for the years ended December 31, 2007, 2008 and 2009, respectively.
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
Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. At December 31, 2007, 2008 and 2009, securities that have been excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 1,616,886, 12,835,269 and 12,597,206 shares, respectively, of the Company’s common stock. Securities included in the diluted net income per share calculation at December 31, 2007 and 2009, using the treasury stock method, were outstanding options to purchase approximately 4.4 million and 29 thousand shares of the Company’s common stock, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss), as shown in the Consolidated Statements of Stockholders’ Equity, includes net income adjusted for the results of certain stockholders’ equity changes. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2009, Accumulated Other Comprehensive Income (Loss) consists of $564 thousand gain for cumulative translation adjustments, $611 thousand loss for unrealized pension liability and $17 thousand of unrealized gain on available for sale investments. At December 31, 2008, Accumulated Other Comprehensive Income consists of $507 thousand gain for cumulative translation adjustments, $479 thousand loss for unrealized pension liability and $18 thousand of unrealized gain on available for sale investments. At December 31, 2007, Accumulated Other Comprehensive Income consists of $344 thousand gain for cumulative translation adjustments, $36 thousand for unrealized pension liability and $27 thousand of unrealized gain on available for sale investments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Subsequent Events
The Company has evaluated known subsequent events through the close of business on February 22, 2010. The Company has not evaluated known subsequent events occurring after the close of business on February 22, 2010 in preparing the accompanying consolidated financial statements.
New Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This guidance modifies the separation criteria by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence of the selling price; (ii) third-party evidence of the selling price — prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect this guidance will have a material impact on its results from operations or financial position.
In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect this guidance will have a material impact on its results from operations or financial position.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,
	2008	2009
Real estate mortgage loan with a commercial bank, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2008 and 2009 (5.75% and 5.75%).	$269	$57
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2008 and 2009 (5.75% and 5.75%).	704	259
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2008 and 2009 (5.75% and 5.75%).	176	65

	1,149	381
Less installments due within one year	(768)	(381)

	$381	$—

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires December 31, 2012. The agreement includes the real estate mortgage loan and term loans above, and a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2009 of prime plus 2.5% (5.75%). Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum capital, quarterly minimum net income and monthly minimum liquidity. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2009, approximately $4.2 million was outstanding on the line of credit and there was $5.3 million available capacity for additional borrowings under the line of credit agreement.
Maturities of long-term debt as of December 31, 2009 were as follows (in thousands):

Year Ending December 31,
2010	$381

4. SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2007	2008	2009
		(in thousands)
Interest and other expense (income):
Interest income	$(87)	$(66)	$(64)
Interest expense	721	624	407
Other, net	(46)	82	(37)

	$588	$640	$306

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
5. INCOME TAXES
As of December 31, 2009, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $162.7 million, a domestic alternative minimum tax credit of approximately $179 thousand and domestic research and development tax credit of approximately $294 thousand for federal tax purposes. The Company’s federal NOL is scheduled to expire in various years beginning in 2010 and ending in 2025, with the majority scheduled to expire in 2018 or later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.
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
The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2006 — 2008 remain open to examination by the federal Internal Revenue Service and the tax years 2005 — 2008 remain open for various state taxing authorities.
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Domestic	$4,802	$(1,451)	$3,576
Foreign	131	130	162

	$4,933	$(1,321)	$3,738

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2008	2009
Current deferred tax assets:
Inventory	$337	$430
Accrued compensation	171	229
Net operating loss carryforwards — domestic	809	790
Other	658	652

	1,975	2,101
Valuation allowance	(1,106)	(1,161)

Total current deferred tax assets	$869	$940

Noncurrent deferred tax assets:
Research and development	$312	$294
Alternative minimum tax credit	129	179
Deferred revenue	3,060	2,121
Property and equipment	1,276	1,799
Net operating loss carryforwards — domestic	62,666	59,036

	67,443	63,429
Valuation allowance	(37,694)	(35,042)

Total noncurrent deferred tax assets (liabilities)	$29,749	$28,387

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current income tax expense (benefit):
Federal	$81	$—	$69
State	27	—	91
Foreign	—	—	45

Total current expense (benefit)	108	—	205

Deferred income tax expense (benefit):
Federal	(26,667)	(450)	1,148
State	(3,333)	(63)	143
Foreign	17	42	—

Total deferred expense (benefit)	(29,983)	(471)	1,291
Valuation allowance	—	—	—

Total income tax expense (benefit)	$(29,875)	$(471)	$1,496

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differ from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2007	2008	2009

Statutory federal tax rate	33%	34%	34%
State income taxes, net of federal benefit	4%	5%	3%
Other permanent differences	4%	(4)%	2%
Domestic NOL utilization	(38)%	—	—
Change in tax rate	—	—	31%
Foreign rate difference	—	1%	—
Change in valuation allowance	(608)%	—	(29)%
Other	(1)%	—	(1)%

Effective income tax rate	(606)%	36%	40%

6. CAPITAL STOCK
Stock Option Plans
The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”) and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. In May 2009, the stockholders approved an amendment to the 1997 Plan allowing for the continued issuance of incentive stock options and a 250,000 reduction in shares which may be issued under the 1997 Plan. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 2,390,500 shares of the Company’s common stock. The number of shares reserved for issuance under all plans as of January 1, 2010 was 2,707,193.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2009, 2008 and 2007; the Company treated all employees in one grouping in all three years. The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2009, 2008 and 2007. The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2009, 2008 and 2007. The Company’s expected dividends input was zero in 2009, 2008 and 2007. Weighted average assumptions used in 2009, 2008 and 2007 for each of these four key inputs are listed in the following table:

	2007	2008	2009
Risk-free interest rate	3.46%	1.89%	1.41%
Expected lives	3.0 years	2.9 years	3.0 years
Expected volatility	60%	56%	64%
Expected dividend yield	0%	0%	0%
A summary of the Company’s stock option plans is as follows:

	Year Ended December 31,
	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	11,818,823	$1.3575	12,118,417	$1.3979	12,835,269	$1.2836
Granted at Market	980,835	$1.9305	1,575,268	$0.7694	1,075,000	$0.4529
Cancelled	(122,746)	$2.9538	(573,898)	$2.5005	(992,567)	$1.6713
Exercised	(558,495)	$1.1348	(284,518)	$0.8526	—	$—

Outstanding at end of period	12,118,417	$1.3979	12,835,269	$1.2836	12,917,702	$1.1846

Exercisable at end of period	11,340,083	$1.3675	11,042,716	$1.3360	10,987,092	$1.2648

The total estimated fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 were computed to be approximately $205 thousand, $452 thousand and $810 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was computed to be approximately $0.19, $0.29 and $0.83, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $137 thousand and $557 thousand, respectively. The cash proceeds from options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $243 thousand and $634 thousand.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average		Options
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
	December 31,	Life in	Exercise	December 31,	Exercise
Exercise Prices	2009	Years	Price	2009	Price
$0.27 – $0.69	2,572,296	8.02	$0.4458	1,051,054	$0.4459
$0.70 – $0.88	2,683,645	4.22	$0.8050	2,683,645	$0.8050
$0.89 – $1.24	2,189,049	2.78	$1.0836	2,175,299	$1.0846
$1.25 – $1.65	2,821,763	5.35	$1.3959	2,800,096	$1.3956
$1.66 – $4.12	2,650,949	5.44	$2.1445	2,276,998	$2.1961

$0.27 – $4.12	12,917,702	5.23	$1.1846	10,987,092	$1.2648

As of December 31, 2009, there was $582 thousand of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years with all cost to be recognized by the end of November 2013, assuming all options vest according to the vesting schedules in place at December 31, 2009. As of December 31, 2009, the aggregate intrinsic value of outstanding options was $231 thousand and the aggregate intrinsic value of exercisable options was $106 thousand.
Employee Stock Purchase Plan (the “ESPP”)
Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,750,000 shares of common stock to its employees, of which 2,750,000 had been issued as of December 31, 2009. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. Each offering period is five years, with six-month accumulation periods ending June 30 and December 31. The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.
For the years ended December 31, 2007, 2008 and 2009, the weighted-average fair value of the purchase rights granted was $0.50, $0.26 and $0.05 per share, respectively.
7. RESTRUCTURING EXPENSES
In the fourth quarter of 2008, the Company recorded restructuring charges of $621 thousand for personnel severance and other costs related to 24 individuals and $164 thousand related to inventory costs of discontinued products, including a monitoring product the manufacturer had informed the Company it no longer intends to support.
Shown below is a reconciliation of restructuring costs for the years ended December 31, 2008 and 2009 (in thousands):

		Year Ended
	Balance at	December 31, 2008		Balance at
	December 31,	Costs	Payments/	December 31,
	2007	Incurred	Settlements	2008
Severance pay, benefits and other	$—	$621	$(43)	$578
Products and other	—	164	(164)	—

Total	$—	$785	$(207)	$578

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The balance of $578 thousand is included in accrued restructuring in the accompanying consolidated balance sheets as of December 31, 2008.

		Year Ended
	Balance at	December 31, 2009		Balance at
	December 31,	Costs	Payments/	December 31,
	2008	Incurred	Settlements	2009
Severance pay, benefits and other	$578	$—	$(578)	$—
Products and other	—	—	—	—

Total	$578	$—	$(578)	$—

8. MAJOR CUSTOMERS
The Company had one customer to whom sales represented 11% of total revenue for 2009. The Company had no customers in 2007 and 2008 to whom sales represented 10% or more of total revenue. No customer represented 10% or more of total accounts receivable at December 31, 2008 or 2009.
9. COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2009, 2008 and 2007, royalties of $600 thousand, $580 thousand and $559 thousand became payable under these agreements, respectively.
The Company has a contract with two suppliers for unconditional annual minimum inventory purchases totaling approximately $2.0 million in fiscal 2010.
The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2009 as follows (in thousands):

Year Ending December 31,
2010	$2,193
2011	2,106
2012	1,921
2013	1,863
2014	1,863
Thereafter	15,939

$25,885

The Company had rent expense of $1.9 million, $2.1 million and $2.1 million in 2007, 2008 and 2009, respectively.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2009, the Company had no material litigation pending.
The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company’s warranty reserve on December 31, 2009 was $253 thousand.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2007:
Total revenue	$67,279	$15,056	$82,335
Operating income	1,862	3,659	5,521
Interest expense	429	292	721
Total assets	62,414	13,177	75,591
Net assets	35,666	7,217	42,883
Capital expenditures	1,416	941	2,357
Depreciation and amortization	1,295	888	2,183

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2008:
Total revenue	$68,140	$13,513	$81,653
Operating income (loss)	(2,220)	1,539	(681)
Interest expense	474	150	624
Total assets	58,581	11,857	70,438
Net assets	34,602	7,921	42,523
Capital expenditures	216	338	554
Depreciation and amortization	2,341	925	3,266

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2009:
Total revenue	$66,449	$9,229	$75,678
Operating income	3,156	888	4,044
Interest expense	319	88	407
Total assets	52,146	11,988	64,134
Net assets	36,924	8,131	45,055
Capital expenditures	254	22	276
Depreciation and amortization	1,631	934	2,565
Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2007	2008	2009

United States	$69,389	$69,062	$65,249
Europe	4,088	4,413	3,984
Other International	8,858	8,178	6,445

Total	$82,335	$81,653	$75,678

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2007	2008	2009

United States	$72,585	$67,207	$60,059
Europe	3,006	3,231	4,075
Other International	—	—	—

Total	$75,591	$70,438	$64,134

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
11. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2008 and 2009 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2008:
Total revenue	$21,918	$22,615	$21,686	$15,434	$81,653
Gross profit	7,736	8,571	8,196	4,341	28,844
Operating income (loss)	(223)	1,386	1,098	(2,942)	(681)
Net income (loss)	(226)	666	577	(1,867)	(850)
Net income (loss) per share — basic	(0.00)	0.01	0.01	(0.04)	(0.02)
Net income (loss) per share — diluted	(0.00)	0.01	0.01	(0.04)	(0.02)

2009:
Total revenue	$20,141	$18,629	$19,550	$17,358	$75,678
Gross profit	7,373	7,031	7,420	6,635	28,459
Operating income	1,017	1,010	1,159	858	4,044
Net income	460	579	743	460	2,242
Net income per share — basic	0.01	0.01	0.01	0.01	0.04
Net income per share — diluted	0.01	0.01	0.01	0.01	0.04
12. SUBSEQUENT EVENT
The Company signed an amendment to the lease agreement for its Loveland, Colorado facility effective as of January 1, 2010. The amendment extends the expiration of the lease from May 31, 2023 to December 31, 2023 if the Company does not exercise its contractual option to extend the term of the lease to May 31, 2028.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting — Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
None.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders.

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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Form 10-K.
(1) Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II
HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Other			Balance at
	of Year	Expenses	Additions	Deductions		End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2007	$98	$26	—	$(28	) (a)	$96
December 31, 2008	$96	$137	—	$(24	) (a)	$209
December 31, 2009	$209	$89	—	$(121	) (a)	$177

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Notes	Description of Document
3(i)		(2)	Restated Certificate of Incorporation of the Registrant.
3(ii)		(4)	Bylaws of the Registrant.
10.1	*	(12)	1997 Incentive Stock Plan of Registrant, as amended and restated.
10.2	*	(12)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3	*	(12)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4	*	(16)	2003 Equity Incentive Plan, as amended and restated.
10.5	*	(16)	2003 Equity Incentive Plan Option Agreement.
10.6	*	(14)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.7	*	(11)	Management Incentive Plan Master Document.
10.8	*		2010 Management Incentive Plan.
10.9	*		Director Compensation Policy, effective January 1, 2010.
10.10	*	(13)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11	*	(10)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12	*	(13)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13	*	(12)	Employment Agreement between Registrant and Michael McGinley, dated May 1, 2000.
10.14	*	(13)	Amendment to Employment Agreement between Registrant and Michael McGinley, dated effective as of January 1, 2008.
10.15	*	(6)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.16	*	(13)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.17	*	(6)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18	*	(13)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19		(8)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.
10.20		(9)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.21		(9)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.22			Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.23	+	(12)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.24	+	(13)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.25	+	(13)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.

Exhibit Number		Notes	Description of Document
10.26		(13)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.27	+	(15)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.28	+	(16)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.29	+		Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.30	+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.31	+	(3)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.32		(16)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.33	+	(5)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.34	+	(7)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.35	+	(12)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.36	+	(12)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.37	+	(13)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.38	+	(12)
Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.39	+	(15)
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

10.40	+	(12)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.41	+		Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.42	+	(12)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.

Exhibit Number		Notes	Description of Document
10.43	+	(13)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation dated as of January 30, 2007.
21.1			Subsidiaries of the Company.
23.1			Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1			Power of Attorney (See Signature Page of this Form 10-K).
31.1	**		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	**		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(4)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(11)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(12)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(14)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.

(15)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(16)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2010.

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE Robert B. Grieve	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2010

/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	February 22, 2010

/s/ MICHAEL A. BENT Michael A. Bent	Vice President, Controller (Principal Accounting Officer)	February 22, 2010

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Director	February 22, 2010

/s/ PETER EIO Peter Eio	Director	February 22, 2010

/s/ G. IRWIN GORDON G. Irwin Gordon	Director	February 22, 2010

/s/ LOUISE L. McCORMICK Louise L. McCormick	Director	February 22, 2010

/s/ JOHN F. SASEN, Sr. John F. Sasen, Sr.	Director	February 22, 2010