Form 10-K/A
period 2009-12-31
HESKA CORP
filed 2010-02-25
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Subsequent Events
The Company has evaluated known subsequent events through the close of business on February 19, 2010. The Company has not evaluated known subsequent events occurring after the close of business on February 19, 2010 in preparing the accompanying consolidated financial statements.
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

10.40	+	(12)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.41	+	(16)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.42	+	(12)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.

Exhibit Number		Notes	Description of Document
10.43	+	(13)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation dated as of January 30, 2007.
21.1			Subsidiaries of the Company.
23.1			Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1			Power of Attorney (See Signature Page of this Form 10-K).
31.1	**		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	**		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1			Explanation of Amendment.
Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(4)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(11)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(12)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(14)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.

(15)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(16)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

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