Form 10-Q
period 2010-06-30
HESKA CORP
filed 2010-07-21
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding at July 20, 2010 was 52,236,930.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2009	June 30, 2010

Current assets:
Cash and cash equivalents	$5,400	$5,564
Accounts receivable, net of allowance for doubtful accounts of $177 and $131, respectively	9,222	7,585
Inventories, net	12,018	12,726
Deferred tax asset, current	940	842
Other current assets	913	778
Total current assets	28,493	27,495
Property and equipment, net	6,349	5,856
Goodwill	905	866
Deferred tax asset, net of current portion	28,387	29,044
Total assets	$64,134	$63,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,172	$3,126
Accrued liabilities	3,689	3,563
Current portion of deferred revenue	1,664	1,852
Line of credit	4,201	5,583
Current portion of long-term debt	381	—
Total current liabilities	14,107	14,124
Deferred revenue, net of current portion, and other	4,972	4,504
Total liabilities	19,079	18,628

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 52,159,738 and 52,231,742 shares issued and outstanding, respectively	52	52
Additional paid-in capital	216,829	217,029
Accumulated other comprehensive income	(30)	(157)
Accumulated deficit	(171,796)	(172,291)
Total stockholders' equity	45,055	44,633
Total liabilities and stockholders' equity	$64,134	$63,261

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenue, net:
Core companion animal health	$16,879	$13,731	$35,016	$29,523
Other vaccines, pharmaceuticals and products	1,750	1,376	3,754	3,278
Total revenue, net	18,629	15,107	38,770	32,801

Cost of revenue	11,598	9,260	24,366	20,749

Gross profit	7,031	5,847	14,404	12,052

Operating expenses:
Selling and marketing	3,622	3,656	7,380	7,692
Research and development	405	388	851	845
General and administrative	1,994	2,010	4,146	4,210
Total operating expenses	6,021	6,054	12,377	12,747
Operating income (loss)	1,010	(207)	2,027	(695)
Interest and other expense, net	41	122	206	295
Income (loss) before income taxes	969	(329)	1,821	(990)
Income tax expense (benefit)	390	(164)	782	(495)
Net income (loss)	$579	$(165)	$1,039	$(495)

Basic net income (loss) per share	$0.01	$0.00	$0.02	$(0.01)
Diluted net income (loss) per share	$0.01	$0.00	$0.02	$(0.01)

Weighted average outstanding shares used to compute basic net income (loss) per share	52,012	52,166	52,012	52,163

Weighted average outstanding shares used to compute diluted net income (loss) per share	52,035	52,166	52,013	52,163

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2010

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$1,039	$(495)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,324	1,158
Deferred tax expense (benefit)	727	(559)
Stock-based compensation	175	160
Unrealized loss on foreign currency translation	13	73
Changes in operating assets and liabilities:
Accounts receivable	816	1,637
Inventories	2,169	(1,200)
Other current assets	131	135
Accounts payable	235	(1,046)
Accrued liabilities	(802)	(136)
Deferred revenue and other liabilities	(622)	(265)
Net cash provided by (used in) operating activities	5,205	(538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(126)	(180)
Net cash provided by (used in) investing activities	(126)	(180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36	40
Proceeds from (repayments of) line of credit borrowings, net	(4,057)	1,382
Proceeds from (repayments of) debt, net	(386)	(381)
Net cash provided by (used in) financing activities	(4,407)	1,041
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53)	(159)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	619	164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,324	$5,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$267	$92
Non-cash transfer of inventory to property and equipment	$63	$492

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2010 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2009	June 30, 2010

Raw materials	$4,969	$5,469
Work in process	3,371	3,575
Finished goods	4,782	4,996
Allowance for excess or obsolete inventory	(1,104)	(1,314)
	$12,018	$12,726

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three and six months ended June 30, 2009, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three and six months ended June 30, 2009, and therefore excluded, were outstanding options to purchase 12,012,753 and 12,249,156 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average value of the Company's common stock during the three and six months ended June 30, 2009.  All common stock equivalent securities were anti-dilutive for the three and six months ended June 30, 2010 because the Company reported a net loss for those periods.

3.           CAPITAL STOCK

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2009 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Risk-free interest rate	1.42%	1.45%	1.41%	1.44%
Expected lives	2.8 years	2.8 years	2.8 years	2.9 years
Expected volatility	67%	68%	67%	68%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2009		Six Months Ended June 30, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	12,835,269	$1.2836	12,917,702	$1.1846
Granted at market	1,075,000	$0.4529	299,000	$0.8417
Cancelled	(992,567)	$1.6713	(392,334)	$2.5188
Exercised	—	$—	(6,825)	$0.6987
Outstanding at end of period	12,917,702	$1.1846	12,817,543	$1.1361
Exercisable at end of period	10,987,092	$1.2648	11,188,043	$1.1483

The estimated fair value of stock options granted during the six months ended June 30, 2010 and 2009 was computed to be approximately $112 thousand and $56 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the six months ended June 30, 2010 and 2009 was computed to be approximately $0.38 and $0.20, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was approximately $1 thousand and $0, respectively.  The cash proceeds from options exercised during the six months ended June 30, 2010 and 2009 were approximately $5 thousand and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.27 - $0.69	2,582,484	7.53	$0.4479	1,278,701	$0.4461
$0.70 - $0.88	2,925,558	4.27	$0.8092	2,902,475	$0.8089
$0.89 - $1.24	2,100,749	2.28	$1.0856	2,089,499	$1.0865
$1.25 - $1.60	2,583,863	4.72	$1.3749	2,570,113	$1.3747
$1.61 - $4.12	2,624,889	5.51	$1.9827	2,347,255	$2.0008
$0.27 - $4.12	12,817,543	4.95	$1.1361	11,188,043	$1.1483

As of June 30, 2010, there was approximately $539 thousand of total unrecognized compensation expense related to outstanding stock options.  That expense is expected to be recognized over a weighted average period of 1.8 years, with approximately $172 thousand to be recognized in the six months ending December 31, 2010 and all the cost to be recognized as of May 2014, assuming all options vest according to the vesting schedules in place at June 30, 2010.  As of June 30, 2010, the aggregate intrinsic value of outstanding options was approximately $454 thousand and the aggregate intrinsic value of exercisable options was approximately $231 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2009:
Total revenue	$35,016	$3,754	$38,770
Operating income (loss)	2,352	(325)	2,027
Interest expense	228	42	270
Total assets	56,155	9,819	65,974
Net assets	37,161	6,532	43,693
Capital expenditures	121	5	126
Depreciation and amortization	855	469	1,324

Six Months Ended June 30, 2010:
Total revenue	$29,523	$3,278	$32,801
Operating income (loss)	1,164	(1,859)	(695)
Interest expense	86	30	116
Total assets	54,540	8,721	63,261
Net assets	37,938	6,695	44,633
Capital expenditures	110	70	180
Depreciation and amortization	695	463	1,158

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2009:
Total revenue	$16,879	$1,750	$18,629
Operating income (loss)	1,163	(153)	1,010
Interest expense	96	19	115
Total assets	56,155	9,819	65,974
Net assets	37,161	6,532	43,693
Capital expenditures	99	5	104
Depreciation and amortization	428	234	662

Three Months Ended June 30, 2010:
Total revenue	$13,731	$1,376	$15,107
Operating income (loss)	582	(789)	(207)
Interest expense	54	11	65
Total assets	54,540	8,721	63,261
Net assets	37,938	6,695	44,633
Capital expenditures	22	58	80
Depreciation and amortization	339	230	569

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations.  Such changes primarily include foreign currency translation items.  Total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was $(622) thousand and $959 thousand, respectively.  Total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was $(221) thousand and $714 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on July 20, 2010, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 87% of our revenue for the twelve months ended June 30, 2010 ("LTM") and Other Vaccines, Pharmaceuticals and Products, which represented 13% of LTM revenue.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 44% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 30% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 14% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  For example, the supplier of our handheld blood analysis instruments informed us in May 2009 of the cancellation of our contractual agreement as of November 2009 and that they will not supply us with any related instruments or consumables following cancellation.  We had established a large installed base of handheld blood analysis instruments and sales of instruments and consumables in this area represented 6% of our LTM revenue.  Accordingly, we anticipate a significant decline in revenue and gross margin related to our handheld blood analysis instruments in the last six months of 2010 as compared to the prior year period.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our LTM revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 43% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 38% of our LTM revenue.

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

All our CCA products are ultimately sold to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly by us as well as through independent third-party distributors and other relationships, such as corporate agreements.  Revenue from direct sales, independent third-party distributors and other relationships represented approximately 58%, 16% and 26%, respectively, of CCA LTM revenue.  In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009.  We took this action because we expect it will enhance our profitability and allow further investment in our direct sales efforts, which we expect to yield a greater return than continuing in our agreements with our previous independent third-party distributors.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  LTM revenue in this segment declined 11% for the twelve months ended June 30, 2010 as compared to the twelve months ended June 30, 2009.  The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $8.3 million in the twelve months ended June 30, 2010 as compared to the twelve months ended June 30, 2009, primarily due to the loss of supply discussed above.  In addition, we believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.

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

Results of Operations

Revenue

Total revenue decreased 15% to $32.8 million for the six months ended June 30, 2010 as compared to $38.8 million for the corresponding period in 2009. Total revenue decreased 19% to $15.1 million for the three months ended June 30, 2010 as compared to $18.6 million for the corresponding period in 2009.

Revenue from our CCA segment was $29.5 million for the six months ended June 30, 2010, a decrease of 16% as compared to $35.0 million for the corresponding period in 2009.  The largest factor in the decline was lower sales of consumables for our handheld blood analysis instruments which declined by $5.8 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  In addition, we experienced a decline in sales of our IV pumps and in international sales of our heartworm diagnostic tests in the six months ended June 30, 2010 as compared to the prior year period.  These declines were somewhat offset by greater sales of our heartworm preventive.  Revenue from our CCA segment was $13.7 million for the three months ended June 30, 2010, a decrease of 19% as compared to $16.9 million for the corresponding period in 2009.  The largest factor in the decline was lower sales of consumables for our handheld blood analysis instruments which declined by $3.1 million in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") was $3.3 million for the six months ended June 30, 2010, a decrease of 13% as compared to $3.8 million in the corresponding period in 2009.  Lower sales of our cattle vaccines, including under our contract with AgriLabs and in international markets, were a key factor in the decline.   This was offset by somewhat greater sales of bulk bovine biologicals.  Revenue from our OVP segment was $1.4 million for the three months ended June 30, 2010, a decrease of 21% as compared to $1.8 million in the corresponding period in 2009.  The primary reason for the decline in both periods relates to issues we have had producing certain cattle vaccine product to appropriate specifications for purity, and as a result, we did not ship any related cattle vaccine product in the three months ended June 30, 2010.  This was somewhat offset by increased sales of bulk bovine biologicals in the six months ended June 30, 2010 and of small mammal products for both the six- and three-month periods ended June 30, 2010.

We expect 2010 total revenue to decline as compared with 2009.

Cost of Revenue

Cost of revenue totaled $20.7 million for the six months ended June 30, 2010, a decrease of $3.6 million as compared to $24.4 million for the corresponding period in 2009.  Gross profit decreased by $2.4 million to $12.1 million for the six months ended June 30, 2010 as compared to $14.4 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 36.7% for the six months ended June 30, 2010 from 37.2% in the prior year period.  The largest factor in the decline was an approximately $1.0 million reserve taken for product produced and currently under review for potential destruction and replacement in our OVP segment.

Cost of revenue totaled $9.3 million for the three months ended June 30, 2010, a decrease of $2.3 million as compared to $11.6 million for the corresponding period in 2009.  Gross profit decreased by $1.2 million to $5.8 million for the three months ended June 30, 2010 as compared to $7.0 million in the prior year period.  Gross Margin increased to 38.7% for the three months ended June 30, 2010 from 37.7% in the prior year period.  Increased Gross Margin on the domestic sale of our instrument consumables, which we no longer sell through independent third-party distributors, was a factor in the increase.  This was somewhat offset by lower Gross Margin in our OVP segment primarily due to increased idle plant expense related to the cattle vaccine production situation discussed above.

We expect Gross Margin to decrease slightly for 2010 as compared to 2009.

Operating Expenses

Total operating expenses increased 3% to $12.7 million in the six months ended June 30, 2010 from $12.4 million in the prior year period.   Total operating expenses increased 1% to $6.1 million in the three months ended June 30, 2010 from $6.0 million in the prior year period.

Selling and marketing expenses increased 4% to $7.7 million in the six months ended June 30, 2010 as compared to $7.4 million in the corresponding period in 2009.  Spending related to the full launch of our new blood gas analyzer in 2010 and greater advertising expenditures were factors in the increase.  Selling and marketing expenses increased 1% to $3.7 million in the three months ended June 30, 2010 as compared to $3.6 million in the corresponding period in 2009.  Spending related to the full launch of our new blood gas analyzer in 2010 was a factor in the increase.

Research and development expenses were $845 thousand for the six months ended June 30, 2010, a 1% decrease as compared to $851 thousand in the corresponding period in 2009.  Research and development expenses were $388 thousand for the three months ended June 30, 2010, a 4% decrease as compared to $405 thousand in the corresponding period in 2009.  Lower spending on research and development resources were a factor in the decline in both periods.

General and administrative expenses were $4.2 million in the six months ended June 30, 2010, up 2% from the prior year period.  Greater patent expenses were a factor in the increase.  General and administrative expenses were $2.0 million in the three months ended June 30, 2010, up 1% from the prior year period.  Greater spending related to legal matters was a factor in the increase.

We expect 2010 operating expenses will be slightly higher than in 2009.

Interest and Other Expense, Net

Interest and other (income) expense, net was $295 thousand in the six months ended June 30, 2010, an increase of $89 thousand as compared to $206 thousand in the prior year period.  Interest and other (income) expense, net was $122 thousand in the three months ended June 30, 2010, an increase of $81 thousand as compared to $41 thousand in the prior year period.  This line item can be broken into two components:  net interest expense and net foreign currency gains or losses.  Net interest expense was $91 thousand in the six months ended June 30, 2010, a decrease of $151 thousand from $242 thousand in the prior year period.  Net interest expense was $55 thousand in the three months ended June 30, 2010, a decrease of $47 thousand from $102 thousand in the prior year period.  Lower loan balances and a negotiated decrease in our borrowing rate were factors in the decline in both cases.  Net foreign currency loss was $204 thousand in the six months ended June 30, 2010, a $239 thousand change from a net foreign currency gain of $35 thousand in the prior year period.  In the three months ended June 30, 2010, net foreign currency loss was $67 thousand, a change of $127 thousand from a net foreign currency gain of $60 thousand in the prior year period.

We expect interest and other expense, net to increase in 2010 as compared to 2009 due to currency losses experienced to date, somewhat offset by the effect of our borrowings with Wells Fargo Bank, National Association ("Wells Fargo") anticipated to be at lower rates than in 2009 due to changes in our interest rate with Wells Fargo negotiated in November 2009.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $495 thousand in the six months ended June 30, 2010, a $1.3 million change as compared to a tax expense of $782 thousand in the prior year period.  The tax benefit in the 2010 period was a result of a pre-tax loss and the expense in the 2009 period corresponded with pre-tax income.  We recognized an income tax benefit of $164 thousand in the three months ended June 30, 2010, a $555 thousand change as compared to a tax expense of $390 thousand in the prior year period.  The tax entry was primarily non-cash and corresponded to a change in our deferred tax assets in all cases.  The tax benefit in the 2010 period was a result of a pre-tax loss and the expense in the 2009 period corresponded with pre-tax income.

In 2010, we expect lower income tax expense than in 2009 as we expect to generate lower pre-tax income than in 2009.

Net Income (Loss)

Net loss was $495 thousand in the six months ended June 30, 2010, a decrease of approximately $1.5 million compared to net income of $1.0 million in the prior year period.  The decrease was primarily due to lower revenue, lower Gross Margin and higher operating expenses, as discussed above.  Net loss was $165 thousand in the three months ended June 30, 2010, a decrease of approximately $744 thousand compared to net income of $579 thousand in the prior year period.  The decrease was primarily due to lower revenue and higher operating expenses, somewhat offset by higher Gross Margin, as discussed above.

In 2010, we expect to generate lower net income than in 2009, primarily as a result of lower revenue.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the six months ended June 30, 2010, we had a net loss of $495 thousand.  During the six months ended June 30, 2010, our operations used cash of approximately $538 thousand.  At June 30, 2010, we had $5.6 million of cash and cash equivalents, $13.4 million of working capital, and $5.6 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $538 thousand for the six months ended June 30, 2010 as compared to $5.2 million of cash provided by operating activities in the prior year period, a decrease of approximately $5.7 million.  Major factors in the change were a $3.4 million increase in cash used by inventory as we increased inventory levels in the 2010 period and reduced them in the 2009 period, a $1.5 million change as a result of a net loss of $495 thousand in the 2010 period versus net income of $1.0 million in the 2009 period, a $1.3 million change as a result of deferred tax benefit in 2010 and expense in 2009 and a $615 thousand increase in cash used by accounts payable and accrued liabilities, which is primarily a function of the scheduled timing of payments.  These changes were somewhat offset by an $821 thousand increase in cash provided by accounts receivable, which is partially a function of lower revenue.

Net cash flows from investing activities used cash of $180 thousand in the six months ended June 30, 2010, an increase of approximately $54 thousand compared to $126 thousand during the corresponding period in 2009.  All expenditures were for the purchase of property and equipment.  An increase in expenditures related to our facility in Des Moines, Iowa was a key factor in the increase.

Net cash flows provided by financing activities were $1.0 million during the six months ended June 30, 2010, a decrease as compared to $4.4 million used during the corresponding period in 2009. The primary reason for the change is a $5.4 million change in the usage of borrowings under our revolving line of credit.  We also experienced a slight decline in scheduled term debt repayments and a slight increase in cash received from the issuance of common stock related to employee stock options in the 2010 period as compared to the 2009 period.

At June 30, 2010, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2012 as part of our credit and security agreement with Wells Fargo.  At June 30, 2010, $5.6 million was outstanding under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On June 30, 2010, interest was charged at a stated rate of three month LIBOR plus 4% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of June 30, 2010.  At June 30, 2010, we had $2.5 million of additional borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At June 30, 2010, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $4.5 million.  Included in this total is approximately $2.7 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed.  These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

Interest Rate Risk

The interest payable on certain of our lines of credit is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates.  At June 30, 2010, approximately $5.6 million was outstanding on these lines of credit with a weighted average interest rate of 4.53%.  We also had approximately $5.6 million of cash and cash equivalents at June 30, 2010, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on June 30, 2010.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $1 thousand based on our outstanding balances as of June 30, 2010.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on June 30, 2010.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $468 thousand.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of June 30, 2010, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights.  We are party to an agreement with Schering-Plough Animal Health Corporation ("SPAH") which grants SPAH exclusive distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates all of our sales of those vaccines in those territories.  Novartis Japan markets and distributes our SOLO STEP CH heartworm test and our E.R.D.-HEALTHSCREEN urine test products in Japan under an exclusive arrangement.  One or more of these marketing partners may not devote sufficient resources to marketing our products.  For example, on March 9, 2009, Merck & Co., Inc. ("Merck") and Schering-Plough Corporation ("SGP") announced plans to merge.  SGP was the parent company of SPAH.  Merck and sanofi-aventis ("Sanofi") each owned 50% of Merial Limited ("Merial"), a company which sells a canine heartworm preventive (the "Existing Product") competitive with ours.  On July 30, 2009, Merck and Sanofi announced that they had entered into an agreement under which Merck was to sell its interest in Merial to Sanofi and that Sanofi was to receive a call option exercisable after the merger of Merck and SGP to essentially combine Merial with the animal health business of SGP ("SAH"), including SPAH, in a new joint venture company ("Newco") equally owned by Sanofi and the company created from the merger of Merck and SGP.  Merck subsequently completed its merger with SGP.  On March 9, 2010, Sanofi announced that it had exercised its option to combine Merial with SAH, and Sanofi and Merck announced they expected the transaction, which was subject to execution of final agreements, antitrust review and other customary closing conditions, to close in the twelve months following the announcement.  Revenue from Merck entities, including SPAH, represented 13% of our LTM revenue.  If Merck, SGP, SAH, SPAH, Newco or any related entity is required to divest or cease operations related to our heartworm preventive in order to complete a merger or other combination, our sales could decline significantly and our business could be damaged.  Similarly, if SPAH personnel are distracted or experience turmoil as a result of the merger between Merial and SAH, a future combination between SPAH and any other entity or for other reasons, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of SAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets.  Should Merck, SGP, SAH, SPAH and/or Newco decide to emphasize sales and marketing efforts of this product and/or the Existing Product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

We believe a significant level of product we have recently produced in our OVP segment does not conform to regulatory specifications.   In addition, obtaining and maintaining regulatory approvals in order to market our regulated products may be costly and delay the marketing and sales of our products.

We believe we have recently produced a significant level of cattle vaccine product in our OVP segment which will conform to regulatory specifications for safety, potency and efficacy but not purity.  In compliance with United States Department of Agriculture ("USDA") regulations we intend to destroy any such product, and we intend to then produce replacement product for any product so destroyed.  We have taken a reserve of $1.0 million related to this situation.  We did not ship any related cattle vaccine product in the three months ended June 30, 2010.  There can be no assurance that the ultimate cost will not exceed the level of the current reserve significantly, that our current efforts at remediation to ensure this or similar problems will not recur in the future will be successful, or that the USDA will not suspend our ability to produce these or other products for an extended time at some point in the future.

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

Revenue from Merck entities, including SPAH, represented 19% and 13% of our total revenue for the six months ended June 30, 2010 and 2009, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2010 and 2009.  No other single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2010 and 2009.  Revenue from Merck entities, including SPAH, represented 14% and 13% of our total revenue for the three months ended June 30, 2010 and 2009, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2010 and 2009.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Our common stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market.  The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price.  We are currently not in compliance with the $1.00 minimum bid price and we have received communications from Nasdaq so advising us.  On February 2, 2010, Nasdaq sent us a letter informing us that we had not regained compliance with the minimum bid price requirement, but that since we met all other initial inclusion criteria for the Nasdaq Capital Market, we were being granted an additional compliance period through July 28, 2010 to regain compliance, which requires our stock to have a minimum closing bid price of $1.00 for a minimum of 10 consecutive trading days.  If we fail to regain compliance by July 28, 2010, Nasdaq has informed us they will then provide written notification that our stock will be delisted, which we may then appeal.  Nasdaq has informed us that if we appeal we will be asked to provide a plan to regain compliance and that historically a near-term reverse stock split has been viewed as the only definitive plan acceptable to resolve a bid price deficiency.  We anticipate that we will receive a delisting notice from Nasdaq which we intend to appeal and submit a near-term reverse stock split plan to Nasdaq.  Our Board of Directors has authorized us to pursue a near-term reverse stock split, which will require the affirmative vote of a majority of our stockholders, to maintain our listing on the Nasdaq Capital Market.  On February 5, 2010, we received a general communication from Nasdaq that a company who fails to meet a listing standard has 45 calendar days to submit a compliance plan to Nasdaq.  There can be no assurance we will continue to meet Nasdaq listing requirements other than the minimum bid price, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, that Nasdaq will not change such criteria or add new criteria to include requirements we do not meet in the future, that we will regain or maintain future compliance with the minimum bid price requirement, that a majority of our stockholders will affirmatively approve a reverse stock split, or that Nasdaq will find any compliance plan to resolve a bid price deficiency acceptable, including a near-term reverse stock split plan.  If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market.  This lack of liquidity would also make it more difficult for us to raise capital in the future.

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

We currently sell and market most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 38 individuals, an inside sales force of approximately 27 individuals, independent third-party distributors, as well as through trade shows and print advertising.  To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.  In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009.  Sales to distributors whose underlying contracts have been canceled since the beginning of 2009 represented 8% of our LTM revenue.  We intend to compete with these distributors primarily through direct sales efforts going forward.  There can be no assurance we will be successful in competing with these or other distributors, that these distributors will not damage our business, and/or that we will not lose sales and experience damage to our financial results as a result of the termination of these agreements.  We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX") in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.

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

The largest of these suppliers (the "Canceling Supplier") in 2009 provided us with their proprietary handheld diagnostic instruments and affiliated proprietary cartridges and supplies.  Approximately 6% of our revenue for the twelve months ended June 30, 2010 is related to the proprietary products manufactured by the Canceling Supplier (the "Canceled Products").  The Canceled Products generated slightly below average Gross Margin as compared to our overall business in 2009.  On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009.  Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice.  We subsequently learned through a Form 8-K filing with the Securities and Exchange Commission ("SEC") that Abaxis, Inc. ("Abaxis"), one of our major competitors, had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights were to be exclusive outside of Japan on November 1, 2009.  We no longer have access to the Canceled Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin in 2010 as compared to 2009 related to Canceled Products as a result.  There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner.

Other major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Arkray Global Business, Inc. ("Arkray"), Boule Medical AB, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 20% of LTM revenue, although the proprietary products of two were each responsible for more than 15% of LTM revenue and the proprietary products of one other was responsible for more than 10% of LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we have arrangements to ensure supply of our major product offerings other than the Canceled Products in the marketplace through at least the end of 2010, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics Corporation.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Merial (a company owned by Sanofi), Novartis AG, Pfizer Inc., Vétoquinol S.A. and Virbac S.A., may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a stand-alone canine heartworm diagnostic test competitive with ours and a heartworm diagnostic test conducted as part of a chemistry profile on its chemistry analyzer.  On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009.  Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice.  We subsequently learned through a Form 8-K filing with the SEC that Abaxis had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights are to be exclusive outside of Japan on November 1, 2009.  We no longer have access to the Canceled Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin related to Canceled Products as a result.  We also anticipate that our competitors will be able to obtain increased access to our installed customers who may seek to find replacement distribution channels for the Canceled Products or substantially similar products, which will intensify competition for our customers with respect to other of our products.  There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2010, we had an accumulated deficit of $172.3 million.  We have achieved only one quarter with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  In addition, we anticipate the loss of access to the Canceled Products will put significant financial pressure on us in 2010.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended June 30, 2010, our closing stock price has ranged from a low of $0.32 to a high of $0.97.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Item 4.    Removed and Reserved

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

                    HESKA CORPORATION

Date:	July 21, 2010	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	July 21, 2010	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)