Form 10-Q
period 2010-09-30
HESKA CORP
filed 2010-11-15
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at November 12, 2010 was 52,236,930.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2009	September 30, 2010

Current assets:
Cash and cash equivalents	$5,400	$5,745
Accounts receivable, net of allowance for doubtful accounts of $177 and $131, respectively	9,222	10,934
Inventories, net	12,018	10,894
Deferred tax asset, current	940	54
Other current assets	913	731
Total current assets	28,493	28,358
Property and equipment, net	6,349	5,560
Goodwill	905	962
Deferred tax asset, net of current portion	28,387	29,553
Total assets	$64,134	$64,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,172	$3,561
Accrued liabilities	3,689	4,243
Current portion of deferred revenue	1,664	1,573
Line of credit	4,201	4,989
Current portion of long-term debt	381	—
Total current liabilities	14,107	14,366
Deferred revenue, net of current portion, and other	4,972	4,790
Total liabilities	19,079	19,156

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares authorized; 52,159,738 and 0 shares issued and outstanding, respectively	52	—
NOL Restricted Common stock, $.001 par value, 0 and 75,000,000 shares authorized, respectively; 0 and 52,236,930 shares issued and outstanding, respectively	—	52
Additional paid-in capital	216,829	217,123
Accumulated other comprehensive income	(30)	152
Accumulated deficit	(171,796)	(172,050)
Total stockholders' equity	45,055	45,277
Total liabilities and stockholders' equity	$64,134	$64,433

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenue, net:
Core companion animal health	$16,892	$14,144	$51,908	$43,667
Other vaccines, pharmaceuticals and products	2,658	3,491	6,412	6,769
Total revenue, net	19,550	17,635	58,320	50,436

Cost of revenue	12,130	11,042	36,496	31,791

Gross profit	7,420	6,593	21,824	18,645

Operating expenses:
Selling and marketing	3,695	3,912	11,075	11,604
Research and development	457	455	1,308	1,300
General and administrative	2,109	1,861	6,255	6,071
Total operating expenses	6,261	6,228	18,638	18,975
Operating income (loss)	1,159	365	3,186	(330)
Interest and other (income) expense, net	(13)	(118)	193	177
Income (loss) before income taxes	1,172	483	2,993	(507)
Income tax expense (benefit)	429	242	1,211	(253)
Net income (loss)	$743	$241	$1,782	$(254)

Basic net income (loss) per share	$0.01	$0.00	$0.03	$(0.00)
Diluted net income (loss) per share	$0.01	$0.00	$0.03	$(0.00)

Weighted average outstanding shares used to compute basic net income (loss) per share	52,123	52,237	52,049	52,188

Weighted average outstanding shares used to compute diluted net income (loss) per share	52,192	52,376	52,060	52,188

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2010

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$1,782	$(254)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,975	1,717
Deferred tax expense (benefit)	1,038	(280)
Stock-based compensation	245	251
Unrealized (gain)/loss on foreign currency translation	108	(78)
Changes in operating assets and liabilities:
Accounts receivable	80	(1,712)
Inventories	2,326	380
Other current assets	106	182
Accounts payable	(261)	(611)
Accrued liabilities	(165)	555
Deferred revenue and other	(498)	(269)
Net cash provided by (used in) operating activities	6,736	(119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(177)	(185)
Net cash provided by (used in) investing activities	(177)	(185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36	43
Proceeds from (repayments of) line of credit borrowings, net	(5,058)	787
Proceeds from (repayments of) debt, net	(578)	(381)
Net cash provided by (used in) financing activities	(5,600)	449
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(61)	200
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	898	345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,603	$5,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$350	$144
Non-cash transfer of inventory to property and equipment	$71	$744

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2010 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2009	September 30, 2010

Raw materials	$4,969	$3,982
Work in process	3,371	3,129
Finished goods	4,782	5,132
Allowance for excess or obsolete inventory	(1,104)	(1,349)
	$12,018	$10,894

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2009, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury stock method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2009, and therefore excluded, were outstanding options to purchase 12,102,783, 12,015,652 and 12,028,952 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2009.  All common stock equivalent securities were anti-dilutive for the nine months ended September 30, 2010 because the Company reported a net loss for that period.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2009 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Risk-free interest rate	1.48%	N/A	1.43%	1.44%
Expected lives	3.0 years	N/A	2.9 years	2.9 years
Expected volatility	69%	N/A	67%	68%
Expected dividend yield	0%	N/A	0%	0%

A summary of the Company's stock option plans is as follows:

	Year Ended December 31, 2009		Nine Months Ended September 30, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	12,835,269	$1.2836	12,917,702	$1.1846
Granted at market	1,075,000	$0.4529	299,000	$0.8417
Cancelled	(992,567)	$1.6713	(465,810)	$2.3590
Exercised	—	$—	(12,013)	$0.5836
Outstanding at end of period	12,917,702	$1.1846	12,738,879	$1.1342
Exercisable at end of period	10,987,092	$1.2648	11,272,935	$1.1923

The estimated fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was computed to be approximately $112 thousand and $66 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2010 and 2009 was computed to be approximately $0.38 and $0.20, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was approximately $2 thousand and $0, respectively.  The cash proceeds from options exercised during the nine months ended September 30, 2010 and 2009 were approximately $7 thousand and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.27 - $0.69	2,577,296	7.29	$0.4480	1,388,694	$0.4463
$0.70 - $0.88	2,911,355	4.04	$0.8088	2,891,022	$0.8086
$0.89 - $1.24	2,082,099	2.05	$1.0864	2,072,099	$1.0872
$1.25 - $1.63	2,569,563	4.49	$1.3737	2,557,688	$1.3736
$1.64 - $3.15	2,598,566	5.31	$1.9809	2,363,432	$1.9960
$0.27 - $3.15	12,738,879	4.72	$1.1342	11,272,935	$1.1923

As of September 30, 2010, there was approximately $453 thousand of total unrecognized compensation expense related to outstanding stock options.  That expense is expected to be recognized over a weighted average period of 1.6 years, with approximately $86 thousand to be recognized in the three months ending December 31, 2010 and all the cost to be recognized as of May 2014, assuming all options vest according to the vesting schedules in place at September 30, 2010.  As of September 30, 2010, the aggregate intrinsic value of outstanding options was approximately $47 thousand and the aggregate intrinsic value of exercisable options was approximately $41 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2009:
Total revenue	$51,908	$6,412	$58,320
Operating income	3,126	60	3,186
Interest expense	287	65	352
Total assets	54,665	11,327	65,992
Net assets	37,747	6,890	44,637
Capital expenditures	170	7	177
Depreciation and amortization	1,273	702	1,975

Nine Months Ended September 30, 2010:
Total revenue	$43,667	$6,769	$50,436
Operating income (loss)	1,355	(1,685)	(330)
Interest expense	119	43	162
Total assets	52,520	11,913	64,433
Net assets	38,259	7,018	45,277
Capital expenditures	114	71	185
Depreciation and amortization	1,040	677	1,717

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2009:
Total revenue	$16,892	$2,658	$19,550
Operating income	774	385	1,159
Interest expense	58	24	82
Total assets	54,665	11,327	65,992
Net assets	37,747	6,890	44,637
Capital expenditures	49	2	51
Depreciation and amortization	418	233	651

Three Months Ended September 30, 2010:
Total revenue	$14,144	$3,491	$17,635
Operating income	191	174	365
Interest expense	33	13	46
Total assets	52,520	11,913	64,433
Net assets	38,259	7,018	45,277
Capital expenditures	4	1	5
Depreciation and amortization	345	214	559

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations.  Such changes primarily include foreign currency translation items.  Total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was $(72) thousand and $1.8 million, respectively.  Total comprehensive income (loss) for the three months ended September 30, 2010 and 2009 was $550 thousand and $873 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 12, 2010, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 86% of our revenue for the twelve months ended September 30, 2010 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products, which represented 14% of LTM revenue.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 43% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our LTM revenue  resulted from the sale of such consumables to an installed base of instruments and approximately 14% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  For example, the supplier of our handheld blood analysis instruments informed us in May 2009 of the cancellation of our contractual agreement as of November 2009 and that they will not supply us with any related instruments or consumables following cancellation.  We had established a large installed base of these handheld blood analysis instruments and we have experienced a significant decline in revenue and gross profit in this area for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Sales of instruments and consumables in this area represented 2% of our LTM revenue.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 37% of our LTM revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 43% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 39% of our LTM revenue.

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

All our CCA products are ultimately sold to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly by us as well as through independent third-party distributors and other relationships, such as corporate agreements.  Revenue from direct sales, independent third-party distributors and other relationships represented approximately 64%, 10% and 26%, respectively, of CCA LTM revenue.  In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009.  We took this action because we expect it will enhance our profitability and allow further investment in our direct sales efforts, which we expect to yield a greater return than continuing in our agreements with our previous independent third-party distributors.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  LTM  revenue in this segment declined 11% for the twelve months ended September 30, 2010 as compared to the twelve months ended September 30, 2009.  The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $10.0 million in the twelve months ended September 30, 2010 as compared to the twelve months ended September 30, 2009, primarily due to the loss of supply discussed above.  In addition, we believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.

Results of Operations

Revenue

Total revenue decreased 14% to $50.4 million for the nine months ended September 30, 2010 as compared to $58.3 million for the corresponding period in 2009. Total revenue decreased 10% to $17.6 million for the three months ended September 30, 2010 as compared to $19.6 million for the corresponding period in 2009.

Revenue from our CCA segment was $43.7 million for the nine months ended September 30, 2010, a decrease of 16% as compared to $51.9 million for the corresponding period in 2009.  The largest factor in the decline was lower sales of consumables for our handheld blood analysis instruments which declined by $8.2 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  In addition, we experienced a decline in sales of our IV pumps and in international sales of our heartworm diagnostic tests in the nine months ended September 30, 2010 as compared to the prior year period.  These declines were somewhat offset by greater domestic revenue from of our chemistry instruments and consumables and our heartworm preventive.  Revenue from our CCA segment was $14.1 million for the three months ended September 30, 2010, a decrease of 16% as compared to $16.9 million for the corresponding period in 2009.  The largest factor in the decline was lower sales of consumables for our handheld blood analysis instruments which declined by $2.4 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  We also experienced a decline in domestic sales of our heartworm preventive, somewhat offset by increased domestic revenue from our chemistry instruments and consumables.

Revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") was $6.8 million for the nine months ended September 30, 2010, an increase of 6% as compared to $6.4 million in the corresponding period in 2009.  The largest factor in the increase was greater sales of bulk bovine biologicals.  This was somewhat offset by lower sales of cattle vaccines, including under our contract with AgriLabs and in international markets.  We had issues producing cattle vaccines to appropriate specifications and, as a result, did not ship any related cattle vaccine products in the three months ended June 30, 2010.  Revenue from our OVP segment was $3.5 million for the three months ended September 30, 2010, an increase of 31% as compared to $2.7 million in the corresponding period in 2009.  The largest factor in the increase was greater sales of cattle vaccines under our contract with AgriLabs as we resolved issues we had earlier in the year producing cattle vaccines to appropriate specifications.  Greater sales of bulk bovine biologicals was also a factor in the increase.

We expect 2010 total revenue to decline as compared with 2009.

Cost of Revenue

Cost of revenue totaled $31.8 million for the nine months ended September 30, 2010, a decrease of $4.7 million as compared to $36.5 million for the corresponding period in 2009.  Gross profit decreased by $3.2 million to $18.6 million for the nine months ended September 30, 2010 as compared to $21.8 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 37.0% for the nine months ended September 30, 2010 from 37.4% in the prior year period.  The largest factor in the decline was an approximately $1.0 million reserve taken for product produced and currently under review for potential destruction and replacement in our OVP segment.

Cost of revenue totaled $11.0 million for the three months ended September 30, 2010, a decrease of $1.1 million as compared to $12.1 million for the corresponding period in 2009.  Gross profit decreased by $827 thousand to $6.6 million for the three months ended September 30, 2010 as compared to $7.4 million in the prior year period.  Gross Margin decreased to 37.4% for the three months ended September 30, 2010 from 38.0% in the prior year period.  Greater revenue and lower Gross Margin in our OVP segment was a factor in the decline.

We expect 2010 Gross Margin to be about the same level as 2009 Gross margin.

Operating Expenses

Total operating expenses increased 2% to $19.0 million in the nine months ended September 30, 2010 from $18.6 million in the prior year period.   Total operating expenses decreased 1% to $6.2 million in the three months ended September 30, 2010 from $6.3 million in the prior year period.

Selling and marketing expenses increased 5% to $11.6 million in the nine months ended September 30, 2010 as compared to $11.1 million in the corresponding period in 2009.  Spending related to the full launch of our new blood gas analyzer in 2010 was a factor in the increase.  Selling and marketing expenses increased 6% to $3.9 million in the three months ended September 30, 2010 as compared to $3.7 million in the corresponding period in 2009. Increased commissions and costs related to the full launch of our new blood gas analyzer in 2010 were factors in the increase.

Research and development expenses were $1.3 million in the nine months ended September 30, 2010, a slight decline from the corresponding period in 2009.  Research and development expenses were $455 thousand for the three months ended September 30, 2010, a slight decrease as compared to $457 thousand in the corresponding period in 2009.  Lower spending on research and development resources were a factor in the decline in both periods.

General and administrative expenses were $6.1 million in the nine months ended September 30, 2010, down 3% from $6.3 million in the prior year period.  General and administrative expenses were $1.9 million in the three months ended September 30, 2010, down 12% from the prior year period.  A lower accrual related to our Management Incentive Plan in the 2010 period as compared to the 2009 period was a factor in both cases.  We do not expect to make any payments under our 2010 Management Incentive Plan and therefore have no related accrual on September 30, 2010.

We expect 2010 operating expenses will be slightly higher than in 2009.

Interest and Other Expense, Net

Interest and other (income) expense, net was $177 thousand in the nine months ended September 30, 2010, a decrease of $16 thousand as compared to $193 thousand in the prior year period.  Interest and other (income) expense, net was $(118) thousand in the three months ended September 30, 2010, a decrease of $105 thousand as compared to $(13) thousand in the prior year period.  This line item can be broken into two components:  net interest expense and net foreign currency gains or losses.  Net interest expense was $119 thousand in the nine months ended September 30, 2010, a decrease of $188 thousand from $307 thousand in the prior year period.  Net interest expense was $28 thousand in the three months ended September 30, 2010, a decrease of $36 thousand from $64 thousand in the prior year period.  Lower loan balances and a negotiated decrease in our borrowing rate were factors in the decline in both cases.  Net foreign currency loss was $58 thousand in the nine months ended September 30, 2010, a $172 thousand change from a net foreign currency gain of $114 thousand in the prior year period.  In the three months ended September 30, 2010, net foreign currency gain was $146 thousand, a change of $69 thousand from a net foreign currency gain of $77 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2010 as compared to 2009 due, in part, to the effect of our borrowings with Wells Fargo Bank, National Association ("Wells Fargo") anticipated to be at a lower average rate than in 2009 due to changes in our interest rate with Wells Fargo negotiated in November 2009.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $253 thousand in the nine months ended September 30, 2010, a $1.5 million change as compared to a tax expense of $1.2 million in the prior year period.  The tax benefit in the 2010 period was a result of a pre-tax loss and the expense in the 2009 period corresponded with pre-tax income.

We recognized an income tax expense of $242 thousand in the three months ended September 30, 2010, a $187 thousand change as compared to a tax expense of $429 thousand in the prior year period.  The decrease in tax expense was primarily the result of lower pre-tax income in the 2010 period.  The tax entry was primarily non-cash and corresponded to a change in our deferred tax assets in all cases.

In 2010, we expect a tax benefit as compared to a tax expense in 2009 because we expect to have a pre-tax loss in 2010 as compared to pre-tax income in 2009.

Net Income (Loss)

Net loss was $254 thousand in the nine months ended September 30, 2010, a decrease of approximately $2.0 million compared to net income of $1.8 million in the prior year period.  The decrease was primarily due to lower revenue, lower Gross Margin and higher operating expenses, as discussed above.  Net income was $241 thousand in the three months ended September 30, 2010, a decrease of approximately $502 thousand compared to net income of $743 thousand in the prior year period.  The decrease was primarily due to lower revenue and lower Gross Margin, somewhat offset by lower operating expenses, as discussed above.

In 2010, we expect to generate a net loss as compared to net income in 2009, primarily as a result of lower revenue.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the nine months ended September 30, 2010, we had a net loss of $254 thousand.  During the nine months ended September 30, 2010, our operations used cash of approximately $119 thousand.  At September 30, 2010, we had $5.7 million of cash and cash equivalents, $14.0 million of working capital, and $5.0 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $119 thousand for the nine months ended September 30, 2010 as compared to $6.7 million of cash provided by operating activities in the prior year period, a decrease of approximately $6.9 million.  Major factors in the change were a $2.0 million change due to a net loss in 2010 compared to net income in 2009, a $1.3 million change due to a deferred tax benefit in 2010 compared to deferred tax expense in 2009, a $1.9 million increase in cash used by inventory as we reduced inventory levels in the 2010 period to a lesser degree than in the 2009 period, and a $1.8 million increase in cash used by accounts receivable due to an increase in days sales outstanding in the 2010 period as compared to a decline in the 2009 period.

Net cash flows from investing activities used cash of $185 thousand in the nine months ended September 30, 2010, an increase of approximately $8 thousand compared to $177 thousand during the corresponding period in 2009.  All expenditures were for the purchase of property and equipment.  An increase in expenditures related to our facility in Des Moines, Iowa was a key factor in the increase.

Net cash flows provided by financing activities were $449 thousand during the nine months ended September 30, 2010, a $6.0 million increase as compared to $5.6 million used during the corresponding period in 2009.  The primary reason for the change is a $5.8 million change in the usage of borrowings under our revolving line of credit, where we repaid $5.1 million in borrowings in the 2009 period and increased borrowings by $787 thousand in the 2010 period.  We also experienced a slight decline in scheduled term debt repayments and a slight increase in cash received from the issuance of common stock related to employee stock options in the 2010 period as compared to the 2009 period.

At September 30, 2010, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2012 as part of our credit and security agreement with Wells Fargo.  At September 30, 2010, $5.0 million was outstanding under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On September 30, 2010, interest was charged at a stated rate of three month LIBOR plus 4% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of September 30, 2010.  At September 30, 2010, we had $5.2 million of additional borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At September 30, 2010, we had deferred revenue and other long-term liabilities, net of current portion, of approximately $4.8 million.  Included in this total is approximately $3.0 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed.  These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.

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

Interest Rate Risk

The interest payable on certain of our lines of credit is variable based on the United States prime rate and, therefore, is affected by changes in market interest rates.  At September 30, 2010, approximately $5.0 million was outstanding on these lines of credit with a weighted average interest rate of 4.29%.  We also had approximately $5.7 million of cash and cash equivalents at September 30, 2010, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on September 30, 2010.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $8 thousand based on our outstanding balances as of September 30, 2010.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on September 30, 2010.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $409 thousand.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of September 30, 2010, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

Our NOL Restricted Common stock (the "Traded Stock")  is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our Traded Stock is listed on the Nasdaq Capital Market.  The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price.  We are currently not in compliance with the $1.00 minimum bid price and we have received communications from Nasdaq so advising us.  On February 2, 2010, Nasdaq sent us a letter informing us that we had not regained compliance with the minimum bid price requirement, but that since we met all other initial inclusion criteria for the Nasdaq Capital Market, we were being granted an additional compliance period through July 28, 2010 to regain compliance, which requires our stock to have a minimum closing bid price of $1.00 for a minimum of 10 consecutive trading days.  On July 21, 2010, our Board of Directors approved a 1-for-10 reverse stock split as a possible means of increasing the bid price of our Traded Stock in anticipation of our receipt of a delisting notice from Nasdaq.  On July 29, 2010, we received a letter from the Staff of Nasdaq Listing Qualifications Department indicating that we had not regained compliance with Nasdaq's minimum bid requirements and would be delisted, unless we appealed the Nasdaq Staff's determination.  We appealed the determination and a hearing was held on September 16, 2010.  Based on our commitment to try to obtain stockholder approval to effect a reverse stock split to bring our Traded Stock into compliance with the minimum bid requirement, the NASDAQ hearings panel allowed our Traded Stock to remain listed.  As a result, our Traded Stock may remain listed, provided that on or before January 25, 2011, the closing bid price for our Traded Stock is at or above $1.00 for a minimum of ten consecutive trading days.  Should we be unable to meet this requirement, the panel is expected to issue a final determination to delist our Traded Stock and suspend trading on The Nasdaq Stock Market effective on the second business day from the date of the final determination.  We intend to hold a Special Meeting of Stockholders on December 29, 2010 to obtain approval of a 1-for-10 reverse stock split, which will require the affirmative vote of a majority of shares outstanding.  There can be no assurance we will continue to meet Nasdaq listing requirements other than the minimum bid price, that Nasdaq will interpret these criteria in the same manner we do if we believe we meet the criteria, that Nasdaq will not change such criteria or add new criteria to include requirements we do not meet in the future, that the holders of a majority of our shares outstanding will affirmatively approve a reverse stock split, that such a reverse stock split will be successful in regaining compliance with Nasdaq's  minimum bid price requirement or that we will maintain future compliance with the minimum bid price requirement if compliance with the minimum bid price requirement is regained.  If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market.  This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

The loss of significant customers could harm our operating results.

Revenue from Merck entities, including SPAH, represented approximately 14% and 11% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2010 and 2009.  Sales to no single customer accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2010 and 2009.  Accounts receivable from AgriLabs accounted for approximately 15% of consolidated accounts receivable at September 30, 2010.  No other single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2010 and 2009.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

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

We currently sell and market most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 38 individuals, an inside sales force of approximately 26 individuals, independent third-party distributors, as well as through trade shows and print advertising.  To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors.  In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carry our full product line and, accordingly, we anticipate the percent of our revenue from sale to independent third-party distributors to decline in 2010 as compared to 2009.  Sales to distributors whose underlying contracts have been canceled since the beginning of 2009 represented 3% of our LTM revenue.  We intend to compete with these distributors primarily through direct sales efforts going forward.  There can be no assurance we will be successful in competing with these or other distributors, that these distributors will not damage our business, and/or that we will not lose sales and experience damage to our financial results as a result of the termination of these agreements.  We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX") in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.

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

The largest of these suppliers (the "Canceling Supplier") in 2009 provided us with their proprietary handheld diagnostic instruments and affiliated proprietary cartridges and supplies.  Approximately 2% of our LTM revenue is related to the proprietary products manufactured by the Canceling Supplier (the "Canceled Products").  The Canceled Products generated slightly below average Gross Margin as compared to our overall business in 2009.  On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009.  Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice.  We subsequently learned through a Form 8-K filing with the Securities and Exchange Commission ("SEC") that Abaxis, Inc. ("Abaxis"), one of our major competitors, had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights were to be exclusive outside of Japan on November 1, 2009.  We no longer have access to the Canceled Products to sell to our installed base of customers and anticipate a significant decline in revenue and gross margin in 2010 as compared to 2009 related to Canceled Products as a result.  There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner.

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

We believe we have recently produced a significant level of cattle vaccine product in our OVP segment which will conform to regulatory specifications for safety, potency and efficacy but not purity.  In compliance with United States Department of Agriculture ("USDA") regulations we intend to destroy any such product, and we intend to then produce replacement product for any product so destroyed.  We have taken a reserve of $1.0 million related to this situation.  We did not ship any related cattle vaccine product in the three months ended June 30, 2010.  There can be no assurance that the ultimate cost will not exceed the level of the current reserve significantly, that our current efforts at remediation to ensure this or similar problems will not recur in the future will be successful, or that the USDA will not suspend our ability to produce these, similar or other products for an extended time at some point in the future.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2010, we had an accumulated deficit of $172.1 million.  We have achieved only one quarter with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  In addition, we anticipate the loss of access to the Canceled Products will put significant financial pressure on us in 2010.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Our Traded Stock has certain transfer restrictions which could reduce trading liquidity from what it otherwise would have been and have other undesired affects. We also intend to pursue a 1-for-10 reverse stock split which could reduce liquidity in our stock.  In addition, our stock price has historically experienced high volatility, and could do so in the future.

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

In order to maintain our listing on the Nasdaq Capital Market, we intend to hold a Special Meeting of Stockholders on December 29, 2010 to obtain approval of a 1-for-10 reverse stock split, which will require the affirmative vote of a majority of shares outstanding.  If we obtain approval of this reverse stock split, the liquidity of our Traded Stock could be adversely affected by the reduced number of shares that would be outstanding following the reverse stock split.  A reverse stock split may leave certain stockholders with one or more "odd lots", which are stock holdings in fewer than 100 shares of Traded Stock.  These odd lots may be more difficult to sell and may incur higher brokerage commissions when sold than shares of our Traded Stock in multiples of 100, reducing liquidity.  Furthermore, if the reduced number of shares results in an increased price per share, certain smaller investors may be unwilling or unable to purchase shares of our Traded Stock, also reducing liquidity.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended September 30, 2010, our closing stock price has ranged from a low of $0.39 to a high of $0.97.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

   None.

Item 3.    Defaults upon Senior Securities

   None.

Item 4.     Removed and Reserved

   None.

Item 5.    Other Information

   On October 15, 2010, the employment of Mr. G. Lynn Snodgrass, our former Vice President, Sales, was terminated, and by action of our Board of Directors taken pursuant to our Amended and Restated Bylaws, Mr. Snodgrass is no longer an Officer of Heska Corporation.

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

        HESKA CORPORATION

Date:	November 15, 2010	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 15, 2010	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)