Form 10-K
period 2010-12-31
HESKA CORP
filed 2011-03-18
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3760 Rocky Mountain Avenue
Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (970) 493-7272
Securities registered pursuant to Section 12(b) of the Act:

Public Common Stock, $.01 par value	The Nasdaq Stock Market LLC
(Title of Class)	(Name of Each Exchange on Which Registered)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $31,299,307 as of June 30, 2010 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
5,234,100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding at March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Stockholders.

HESKA, ALLERCEPT, AVERT, E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF, G2 DIGITAL and VET/IV are trademarks of Heska Corporation. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a registered trademark of Heska Corporation in other countries. ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC. DRI-CHEM is a registered trademark of FUJIFILM Corporation. SPOTCHEM is a trademark of Arkray, Inc. This Form 10-K also refers to trademarks and trade names of other organizations.

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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2011 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.
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
Background
We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. We changed our name to Heska Corporation in 1995, completed our initial public offering in 1997 and continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market. In 2001 and 2002, we took steps to lower our expense base, largely in internal research and development but also in other areas, and to rationalize and further focus our business. We have continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, and seeking new product opportunities with third parties. In 2008, we underwent a restructuring primarily to reduce our operating costs.
Core Companion Animal Health Segment
We presently sell a variety of companion animal health products and services, among the most significant of which are the following:
Veterinary Instruments
We offer a line of veterinary diagnostic and other instruments which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:
•	Blood Chemistry. The DRI-CHEM 4000 Veterinary Chemistry Analyzer (the “DRI-CHEM 4000”) is a robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The instrument has an additional feature allowing simple, fully automated sample dilution and results calculations. We are supplied this instrument and affiliated test slides and supplies under a contractual agreement with FUJIFILM Corporation (“FUJIFILM”). The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the “DRI-CHEM 7000”), which we began to ship in December 2009, is a line extension of our chemistry offering with higher throughput, multiple patient staging and a “STAT” feature which provides emergency sample flexibility in critical cases. The DRI-CHEM 7000 utilizes the same test slides as the DRI-CHEM 4000 and is manufactured by FUJIFILM. In addition, we continue to service and support our previous chemistry instrument for which we are supplied affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).

•	Hematology. The HEMATRUE Veterinary Hematology Analyzer is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. In addition, we continue to service and support our previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System. We are supplied new instruments and affiliated reagents and supplies of these products under a contractual agreement with Boule Medical AB (“Boule”).

•	Blood Gases. We have historically sold handheld instruments to fulfill our customers’ needs in this area. In 2009, our supplier of these instruments and affiliated cartridges and supplies informed us that they were cancelling our contractual agreement as of November 1, 2009 and that they would no longer supply us with these products after that date. In 2009, we signed an OEM contractual agreement with Roche Diagnostics Corporation (“Roche”) to supply us with the VitalPath Blood Gas and Electrolyte Analyzer (“VitalPath”) and affiliated consumables. VitalPath delivers accurate results for blood gases, electrolytes, hematocrit and 27 additional calculated parameters in 50 seconds. We began to ship and install VitalPath units at customer locations in May 2010.

•	Lactate. The Accutrend Plus Lactate analyzer is a handheld, portable analyzer used to measure lactate. We are supplied this instrument and affiliated consumables for veterinary use under a contractual agreement with Roche. We announced the launch of this instrument in the first quarter of 2011.

•	IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.
Point-of-Care Diagnostic Tests
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
Other Vaccines, Pharmaceuticals and Products Segment
We have developed our own line of bovine vaccines that are licensed by the United States Department of Agriculture (“USDA”). We have a long-term agreement with a distributor, Agri Laboratories, Ltd., (“AgriLabs”), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands — registered trademarks of AgriLabs. AgriLabs has non-exclusive rights to sell these bovine vaccines in the United States, Africa and Mexico into December 2015. We also manufacture other bovine products not covered under the agreement with AgriLabs.
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
Marketing, Sales and Customer Support
We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 24,000 clinics in the United States. In 2010, our products were sold to approximately 12,800 such clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products are ultimately sold to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.
We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as SPAH in the case of our heartworm preventive. Our outside field organization currently consists of 36 individuals in various parts of the United States. Our inside sales force consists of 24 persons.

We have a staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians. Individuals from our product development group may also be used as a resource in responding to certain product inquiries.
Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories, independent third-party distributors and Novartis Agro K.K., Tokyo (“Novartis Japan”). These entities typically provide customer support. Novartis Japan exclusively markets and distributes SOLO STEP CH in Japan.
All OVP products are marketed and sold by third parties under third party labels.
We grant third parties rights to our intellectual property as well as our products, with our compensation often taking the form of royalties and/or milestone payments.
Manufacturing
The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including our heartworm point-of-care diagnostic tests, our allergy treatment products and our E.R.D.-HEALTHSCREEN Urine Tests. Our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM, and test strips and supplies affiliated with our previous chemistry instrument are manufactured under contract with Arkray. Our hematology instruments and affiliated supplies are manufactured under contract with Boule. Our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products. Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration (“FDA”), and Drug Enforcement Agency (“DEA”) licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our FELINE ULTRANASAL Vaccines and all our OVP segment products at this facility. Our OVP segment’s customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are available from several sources.
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
Internal research and development is managed on a case-by-case basis. We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $2.0 million, $1.7 million and $1.6 million in the years ended December 31, 2008, 2009 and 2010, respectively, in support of our research and development activities.
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
We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2010, we owned, co-owned or had rights to 193 issued U.S. patents and 10 pending U.S. patent applications expiring at various dates from February 2011 to August 2024. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our corresponding foreign patent portfolio as of December 31, 2010 included 127 issued patents and 24 pending applications in various foreign countries expiring at various dates from November 2012 to July 2023.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies.
Seasonality
We expect to experience less seasonality than we have in the past due to factors including increased instrument consumable revenue, which does not tend to be seasonal, and changes in the timing of certain product promotions. Although we believe our first quarter revenue results will tend to be stronger than any other quarter, we do not anticipate a large seasonal effect on our consolidated financial results.

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

Products	Country	Regulated	Agency	Status
FELINE ULTRANASAL FVRC Vaccine	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed
	South Africa	Yes	RSADA	Licensed

FELINE ULTRANASAL FVRCP Vaccine	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed
	South Africa	Yes	RSADA	Licensed

SOLO STEP CH	United States	Yes	USDA	Licensed
	EU	No-in most countries
	Canada	Yes	CFIA	Licensed
	Japan	Yes	MAFF	Licensed
	Australia	Yes	ADAFF	Licensed

SOLO STEP CH Batch Test Strips	United States	Yes	USDA	Licensed
	Canada	Yes	CFIA	Licensed

SOLO STEP FH	United States	Yes	USDA	Licensed
	Australia	Yes	ADAFF	Licensed

TRI-HEART Plus Heartworm Preventive	United States	Yes	FDA	Licensed
	Japan	Yes	MAFF	Licensed
	South Korea	Yes	NVRQS	Licensed
Competition
Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. (“IDEXX”), Abaxis, Inc. (“Abaxis”) and Synbiotics Corporation (“Synbiotics”), a company acquired by Pfizer Inc. (“Pfizer”) in January 2011. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Merck & Co., Inc., Merial Limited (a company owned by sanofi-aventis), Novartis AG, Pfizer, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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
Employees
As of December 31, 2010, we and our subsidiaries employed 276 people, of whom 132 were focused in production and technical and logistical services, including instrumentation service, 92 in sales, marketing and customer support, 44 in general administrative services, such as accounting, and 8 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.
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
Executive Officers of the Registrant
Our executive officers and their ages as of March 18, 2011 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	59	Chairman of the Board and Chief Executive Officer
Michael J. McGinley, Ph.D.	50	President and Chief Operating Officer
Jason A. Napolitano	42	Executive Vice President, Chief Financial Officer and Secretary
Michael A. Bent	56	Vice President, Principal Accounting Officer and Controller
Nancy Wisnewski, Ph.D.	48	Vice President, Product Development and Technical Customer Service

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
Nancy Wisnewski, Ph.D. was appointed Vice President, Product Development and Technical Customer Service in December 2006. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development. She served as Senior Director, Research and Development from April 2001 until December 2005. Dr. Wisnewski held various positions in Heska’s Research and Development organization between 1993 and 2001. She holds a Doctorate in Parasitology/Biochemistry from the University of Notre Dame and a B.S. in Biology from Lafayette College.

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
Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive or co-exclusive marketing rights. We are party to an agreement with Schering-Plough Animal Health Corporation (“SPAH”) which grants SPAH exclusive distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets. Novartis Japan markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates all of our sales of those vaccines in those territories. One or more of these marketing partners may not devote sufficient resources to marketing our products. For example, on March 9, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“SGP”) announced plans to merge. SGP was the parent company of SPAH. Old Merck and sanofi-aventis (“Sanofi”) each owned 50% of Merial Limited (“Merial”), a company which sells a canine heartworm preventive (the “Existing Product”) competitive with ours. On July 30, 2009, Old Merck and Sanofi announced that they had entered into an agreement under which Old Merck was to sell its interest in Merial to Sanofi and that Sanofi was to receive a call option exercisable after the merger of Old Merck and SGP to essentially combine Merial with the animal health business of SGP (“SAH”), including SPAH, in a new joint venture company (“Newco”) equally owned by Sanofi and the company created from the merger of Old Merck and SGP. Old Merck subsequently completed its merger with SGP and the surviving parent entity was renamed Merck & Co., Inc. (“Merck”). On March 9, 2010, Sanofi announced that it had exercised its option to combine Merial with SAH. In a February 9, 2011 press release, Sanofi stated the closing of the transaction to create Newco is expected in the first half of 2011 and is subject to execution of the final agreement, antitrust review in the U.S., Europe and other countries and other customary closing conditions. In its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, Merck stated that the closing of the transaction to create Newco is expected in the third quarter of 2011, is subject to the execution of final agreements, regulatory review in the United States, Europe and other countries and other customary closing conditions, and that its agreement with Sanofi provides if the transaction has not been completed by March 30, 2011 either party may terminate the proposed joint venture without paying a break-up fee or other penalty. Revenue from Merck entities, including SPAH, represented 13% of our 2010 revenue. If Merck, SGP, SAH, SPAH, Newco or any related entity is required to divest or cease operations related to our heartworm preventive in order to complete a merger or other combination, our sales could decline significantly and our business could be damaged. Similarly, if SPAH personnel are distracted or experience turmoil as a result of the merger between Merial and SAH, a future combination between SPAH and any other entity or for other reasons, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of SAH has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets. Should Merck, SGP, SAH, SPAH and/or Newco decide to emphasize sales and marketing efforts of this product and/or the Existing Product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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
We currently sell and market most of our Core Companion Animal Health products in the United States to veterinarians through an outside field organization of approximately 36 individuals, an inside sales force of approximately 24 individuals, independent third-party distributors, as well as through trade shows and print advertising. To be successful in these endeavors, we will have to effectively market our products and continue to develop and train our direct sales force as well as the sales personnel of our independent third-party distributors. In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carried our full product line. Sales to distributors whose underlying contracts have been canceled since the beginning of 2009 represented 1% of our 2010 revenue. We intend to compete with these distributors primarily through direct sales efforts going forward. There can be no assurance we will be successful in competing with these or other distributors, that these distributors will not damage our business, and/or that we will not lose sales and experience damage to our financial results as a result of the termination of these agreements. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.
The loss of significant customers could harm our operating results.
Revenue from Merck entities, including SPAH, represented approximately 13% of our total revenue for the twelve months ended December 31, 2010 and 11% of our revenue for the twelve months ended December 31, 2009. Sales to no other single customer accounted for more than 10% of our consolidated revenue for the twelve months ended December 31, 2010 and 2009. No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2010 and 2009. The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.
The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics, a company acquired by Pfizer in January 2011. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Merial (a company owned by Sanofi), Novartis AG, Pfizer, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Pfizer is successful in integrating Synbiotics and devotes its significant commercial and financial resources to growing Synbiotics’ market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a stand-alone canine heartworm diagnostic test competitive with ours and a heartworm diagnostic test conducted as part of a chemistry profile on its chemistry analyzer.
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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. For example, the largest of our suppliers (the “Canceling Supplier”) in 2009 provided us with their proprietary handheld diagnostic instruments and affiliated proprietary cartridges and supplies (the “Canceled Products”). On May 1, 2009, the Canceling Supplier informed us that they were canceling our contractual agreement as of November 1, 2009. Under our agreement with the Canceling Supplier, our rights became non-exclusive upon receipt of such notice. We subsequently learned through a Form 8-K filing with the SEC that Abaxis, one of our major competitors, had signed an agreement with the Canceling Supplier to distribute certain Canceled Products into the animal health market and that such rights were to be exclusive outside of Japan on November 1, 2009. Approximately 15% of our 2009 revenue was related to the proprietary products manufactured by the Canceling Supplier. We no longer have access to the Canceled Products to sell to our installed base of customers and experienced a significant decline in revenue and gross margin in 2010 as compared to 2009 related to Canceled Products as a result. There can be no assurance we will be able to find an acceptable alternative product to the Canceled Products, that any such product could compete effectively against the Canceled Products, directly or in a niche, or that any such product will be available in a timely or economic manner. Less than 1% of our 2010 revenue was from the Canceled Products.
Other major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Arkray Global Business, Inc. (“Arkray”), Boule Medical AB, FUJIFILM Corporation and Quidel Corporation. None of these suppliers sold us proprietary products which were responsible for more than 20% of 2010 revenue, although the proprietary products of two were each responsible for more than 15% of 2010 revenue and the proprietary products of one other was responsible for more than 10% of 2010 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments other than for lactate, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:
•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. The Canceling Supplier eliminating our access to the Canceled Products is an example of such a situation. Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.

•	Changes in economics. An underlying change in the economics with a supplier, such as a large price increase or new requirement of large minimum purchase amounts, could have a significant, adverse affect on our business, particularly if we are unable to identify and implement an alternative source of supply in a timely manner.

•	Loss of exclusivity. In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. For example, a third-party has gained access to chemistry instrument test strips and supplies for our previous chemistry instrument which are manufactured by Arkray, has increased competition for these products with our customers and such competition may cause us to lose customers and/or significantly decrease our margins in the future. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

•	High switching costs. In our diagnostic instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.

•	The involuntary or voluntary discontinuation of a product line. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly. An example of such a situation arose in 2006 when Dolphin Medical Inc. (a majority-owned subsidiary of OSI Systems, Inc.) discontinued production of our VET/OX G2 DIGITAL Monitor as part of an agreement with Masimo Corporation to settle a patent dispute.

•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply, which may be difficult to find unless it is under terms that are less advantageous.

•	Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.

•	Limited intellectual property rights. We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products themselves and any improvements to the manufacturing processes or new manufacturing processes for our products.
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
Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2010, we had an accumulated deficit of $171.8 million. We have achieved only one quarter with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.
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
Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical use of such a product. For example, while we believe our E.R.D.-HEALTHSCREEN urine tests for dogs and cats, introduced in 2002 and 2003, respectively, represented a significant scientific breakthrough in companion animal annual health examinations, these products have achieved significantly lower market acceptance than we anticipated. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.
We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:
•	supply of products from third-party suppliers or termination, cancelation or expiration of such relationships, such as the recent decision by the Canceling Supplier to cancel our contractual agreement as of November 1, 2009;

•	competition and pricing pressures from competitive products;

•	the introduction of new products by our competitors or by us;

•	large customers failing to purchase at historical levels;

•	fundamental shifts in market demand;

•	manufacturing delays;

•	shipment problems;

•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;

•	regulatory and other delays in product development;

•	product recalls or other issues which may raise our costs;

•	changes in our reputation and/or market acceptance of our current or new products; and

•	changes in the mix of products sold.
We have high operating expenses, including those related to personnel. Many of these expenses are fixed in the short term and may increase over the course of the coming year. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.
Obtaining and maintaining regulatory approvals in order to market our products may be costly and delay the marketing and sales of our products. Failure to meet all regulatory requirements could cause significant losses from effected inventory and the loss of market share.
Many of the products we develop, market or manufacture may subject us to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign and other regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion and sale of some of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. The decision by a regulatory authority to regulate a currently non-regulated product or product area could significantly impact our revenue and have a corresponding adverse impact on our financial performance and position while we attempt to comply with the new regulation, if such compliance is possible at all.
The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product’s sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed. Difficulties in making established products to all regulatory specifications may lead to significant losses related to effected inventory as well as market share. For instance, in 2010 we discovered we had produced a significant level of cattle vaccine product in our OVP segment which conformed to regulatory specifications for safety, potency and efficacy but not purity. We did not ship any related cattle vaccine product in the three months ended June 30, 2010 as we investigated and worked to resolve the situation. In compliance with USDA regulations we destroyed any product which did not meet regulatory specifications, and offered our customers replacement product for any product so destroyed. The net cost of destroyed product, replacement product and related reserves was $1.4 million in 2010. There can be no assurance that the ultimate cost will not exceed the level of the current reserve, that our efforts at remediation to ensure this or similar problems will not recur in the future will be successful, or that the USDA will not suspend our ability to produce these, similar or other products for an extended time at some point in the future.
Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third-party manufacturers conform to current Good Manufacturing Practices and other requirements. If any regulatory authority determines that our manufacturing facilities or those of our third-party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. In addition, certain of our agreements may require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals. Any of these events, alone or in unison, could damage our business.
We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.
If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Additionally, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. We believe the credit markets are particularly restrictive and difficult to obtain funding in versus recent history. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.
We may face costly legal disputes, including related to our intellectual property or technology or that of our suppliers or collaborators.
We may face legal disputes related to our business. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. We may have to use legal means to collect payment for goods shipped to third parties. For example, we are currently involved in arbitration with two of our former distributors to whom we gave notice of contract termination in January 2010 regarding matters including amounts past due, for which we have recorded no specific reserves, and counterclaims made by both former distributors. A legal dispute leading to an unfavorable ruling or settlement could have significant material adverse consequences on our business.

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

Our Public Common Stock has certain transfer restrictions which could reduce trading liquidity from what it otherwise would have been and have other undesired affects. Our recently completed 1-for-10 reverse stock split could also reduce liquidity in our stock. In addition, our stock price has historically experienced high volatility, and could do so in the future.
On May 4, 2010, our shareholders approved an amendment (the “Amendment”) to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic net operating loss carryforward (“NOL”). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. This may cause certain individuals or entities who may have otherwise been willing and able to bid on our stock to not do so, reducing the class of potential acquirers and trading liquidity from what it otherwise might have been. The Amendment could also have an adverse impact on the value of our stock if certain buyers who would otherwise have purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer’s purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our common stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.
We completed a 1-for-10 reverse stock split effective December 30, 2010. The liquidity of our Public Common Stock could be adversely affected by the reduced number of shares resulting from the reverse stock split. Our reverse stock split may have left certain stockholders with one or more “odd lots”, which are stock holdings in fewer than 100 shares of Public Common Stock. These odd lots may be more difficult to sell and may incur higher brokerage commissions when sold than shares of our Public Common Stock in multiples of 100, reducing liquidity. Furthermore, due to the increased price per share following our 1-for-10 reverse stock split, certain smaller investors may be unwilling or unable to purchase shares of our Public Common Stock, also reducing liquidity.
The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2010, our closing stock price has ranged from a low of $3.90 to a high of $9.70 when adjusted for our December 30, 2010 reverse stock split . Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:
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
Under our credit and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”), we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement is essential to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo in the past. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement. In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We intend to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.
Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.
Our Public Common Stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We completed a 1-for-10 reverse stock split effective December 30, 2010 in order to resolve an ongoing minimum bid price deficiency. While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements including the minimum bid price, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future. If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and any stockholder’s ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.
Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. Similarly, we anticipate we will be required to comply with the SEC’s mandate to provide interactive data using the eXtensible Business Reporting Language (“XBRL”) as an exhibit to certain SEC filings in 2011. We anticipate compliance with this mandate will require a significant time investment, which may preclude some of our employees from spending time on more productive matters. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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
Our principal administrative and research and development activities are located in Loveland, Colorado. We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland is leased under an agreement which expires in 2015.

Item 3.	Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. At December 31, 2010, we had no material litigation pending.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.” The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Capital Market, adjusted for our 1-for-10 reverse stock split effective December 30, 2010, for the periods indicated below:

	High	Low
2009
First Quarter	$3.90	$1.70
Second Quarter	5.90	2.40
Third Quarter	5.80	3.20
Fourth Quarter	6.30	3.60
2010
First Quarter	8.20	5.20
Second Quarter	9.30	5.50
Third Quarter	6.80	4.10
Fourth Quarter	5.30	4.00
2011
First Quarter (through March 17)	7.22	4.65
As of March 17, 2011, there were approximately 260 holders of record of our common stock and approximately 3,700 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the near future. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility. We currently intend to retain future earnings, if any, for the development of our business.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2010 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).
Comparison of Cumulative Total Return Among Heska Corporation,
the Nasdaq Medical Devices Index, the Nasdaq Pharmaceutical Index and the Nasdaq U.S. and
Foreign Index

Item 6.	Selected Consolidated Financial Data.
The following consolidated statement of operations and consolidated balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K. We completed a 1-for-10 reverse stock split effective December 30, 2010. Except as otherwise indicated, all related amounts reported below have been retroactively adjusted for the effect of this reverse stock split.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$62,968	$67,279	$68,140	$66,449	$55,655
Other vaccines, pharmaceuticals and products	12,092	15,056	13,513	9,229	9,796

Total revenue, net	75,060	82,335	81,653	75,678	65,451

Cost of revenue	44,414	49,148	52,809	47,219	40,659

Gross profit	30,646	33,187	28,844	28,459	24,792

Operating expenses:
Selling and marketing	14,356	16,109	17,640	14,524	14,726
Research and development	3,483	2,679	1,951	1,718	1,597
General and administrative	9,887	8,925	8,917	8,173	8,111
Restructuring expenses	—	—	785	—	—
Other	(155)	(47)	232	—	—

Total operating expenses	27,571	27,666	29,525	24,415	24,434

Operating income (loss)	3,075	5,521	(681)	4,044	358
Interest and other expense, net	1,041	588	640	306	289

Income (loss) before income taxes	2,034	4,933	(1,321)	3,738	69
Income tax expense (benefit)	206	(29,875)	(471)	1,496	51

Net income (loss)	$1,828	$34,808	$(850)	$2,242	$18

Basic net income (loss) per share	$0.36	$6.81	$(0.17)	$0.43	$0.00

Diluted net income (loss) per share	$0.35	$6.27	$(0.17)	$0.43	$0.00

Shares used for basic net income (loss) per share	5,035	5,110	5,167	5,207	5,220

Shares used for diluted net income (loss) per share	5,293	5,551	5,167	5,212	5,254

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,275	$5,524	$4,705	$5,400	$5,492
Total current assets	30,652	35,127	31,290	28,493	27,279
Total assets	38,495	75,591	70,438	64,134	63,048
Line of credit	8,022	12,614	11,042	4,201	3,079
Current portion of long-term debt and capital leases	1,275	776	770	381	—
Total current liabilities	21,980	25,195	22,228	14,107	12,660
Long-term debt and capital leases	1,927	1,151	381	—	—
Long-term deferred revenue and other	7,840	6,362	5,306	4,972	4,590
Total stockholders’ equity	6,748	42,883	42,523	45,055	45,798

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 18, 2011, and we undertake no duty and do not intend to update this information.
Overview
We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 85% of our 2010 revenue, and Other Vaccines, Pharmaceuticals and Products which represented 15% of our 2010 revenue.
The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.
Diagnostic and other instruments and supplies represented approximately 42% of our 2010 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 29% of our 2010 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our revenue was from new hardware. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. For example, the supplier of our handheld blood analysis instruments informed us in May 2009 of the cancellation of our contractual agreement as of November 2009 and that they would not supply us with any related instruments or consumables following cancellation. We had established a large installed base of handheld blood analysis instruments and sales of instruments and affiliated consumables in this area represented 15% of our 2009 revenue. Accordingly, we experienced a significant decline in revenue and gross margin related to our handheld blood analysis instruments in 2010 as compared to 2009. All of our diagnostic instruments and supplies are furnished to us by third parties, who typically own the product rights and sell the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenue from consumables, represented approximately 38% of our 2010 revenue.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 43% of our 2010 revenue. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 39% of our 2010 revenue.

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
All our CCA products are ultimately sold to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through distribution relationships, such as our corporate agreement with SPAH, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 68% and 32% of Core Companion Animal Health 2010 revenue, respectively. In January 2010, we gave notice of contract termination to most domestic independent third-party distributors who carried our full product line and, accordingly, the percent of our revenue from distribution relationships declined in 2010 as compared to 2009.
We intend to increase profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment decreased by $10.8 million, or 16%, in 2010 as compared to 2009. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $9.3 million in 2010 as compared to 2009, primarily due to the loss of supply discussed above. In addition, we believe poor economic conditions over the past year have impacted our revenue growth as, for example, veterinarians have delayed or deferred capital expenditures on new diagnostic instrumentation.
The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as an asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future. Virtually all our U.S. inventory is now stored at this facility and most fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
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

Results of Operations
The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2008	2009	2010
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$68,140	$66,449	$55,655
Other vaccines, pharmaceuticals and products	13,513	9,229	9,796

Total revenue, net	81,653	75,678	65,451

Cost of revenue	52,809	47,219	40,659

Gross profit	28,844	28,459	24,792

Operating expenses:
Selling and marketing	17,640	14,524	14,726
Research and development	1,951	1,718	1,597
General and administrative	8,917	8,173	8,111
Restructuring expenses	785	—	—
Other	232	—	—

Total operating expenses	29,525	24,415	24,434

Operating income (loss)	(681)	4,044	358
Interest and other expense, net	640	306	289

Income (loss) before income taxes	(1,321)	3,738	69
Income tax expense (benefit)	(471)	1,496	51

Net income (loss)	$(850)	$2,242	$18

Basic net income (loss) per share	$(0.17)	$0.43	$0.00

Diluted net income (loss) per share	$(0.17)	$0.43	$0.00

Revenue
Total revenue decreased 14% to $65.5 million in 2010 compared to $75.7 million in 2009. Total revenue decreased 7% to $75.7 million in 2009 compared to $81.7 million in 2008.
CCA segment revenue decreased 16% to $55.7 million in 2010 compared to $66.4 million in 2009. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $9.3 million in 2010 compared to 2009, primarily due to the loss of supply following cancellation of the underlying contract by our supplier. Other factors in the decline were lower sales of our heartworm diagnostic tests internationally and lower sales of our IV pumps. CCA segment revenue decreased by $1.7 million, or 3%, to $66.4 million in 2009 from $68.1 million in 2008. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $2.9 million in 2009 as compared to 2008, primarily due to the loss of supply following cancellation of the underlying contract by our supplier. Other factors in the decline were lower sales of our chemistry instruments and our microalbumin laboratory packs. These declines were somewhat offset by increased sales of our non-handheld related instrument consumables, international sales of our heartworm diagnostic tests and sales of our heartworm preventive.

OVP segment revenue increased 6% to $9.8 million in 2010 compared to $9.2 million in 2009. Greater sales of bulk bovine and other biologicals were key factors in the increase. This was somewhat offset by lower sales of cattle vaccines under our contract with AgriLabs. We had issues producing cattle vaccines to appropriate specifications and, as a result, did not ship any related cattle vaccine products in the three months ended June 30, 2010 and replaced certain cattle vaccine inventory with new cattle vaccine inventory in the three months ended December 31, 2010. OVP segment revenue decreased 32% to $9.2 million in 2009 compared to $13.5 million in 2008. The largest factor in this decline was loss of fish vaccine revenue from AquaHealth, a unit of Novartis, a customer who had previously informed us that they would be taking their production in-house and accordingly ordered no product from us in 2009. Lower revenue under our contract with AgriLabs and lower sales of bulk bovine biologicals also contributed to the year-over-year decline in this segment.
We expect 2011 total revenue to increase as compared with 2010.
Cost of Revenue
2010 Cost of revenue was $40.7 million, a decrease of 14% compared to $47.2 million in 2009. Gross profit decreased 13% to $24.8 million in 2010 from $28.5 million in 2009. Gross Margin, i.e. gross profit divided by total revenue, increased to 37.9% in 2010 from 37.6% in 2009. A key factor in the increase was product mix, where the overall sales shift was toward higher margin products. This was somewhat offset by approximately $1.4 million in costs for destroyed product, replacement product and related reserves in our OVP segment regarding to regulatory issues with certain of our cattle vaccines.
Cost of revenue totaled $47.2 million for the twelve months ended December 31, 2009, an 11% decrease as compared to $52.8 million for the corresponding period in 2008. Gross profit decreased 1% to $28.5 million for 2009 as compared to $28.8 million in 2008. Gross Margin increased to 37.6% for 2009 as compared to 35.3% in 2008. Lower reserves taken against inventory we expect to expire prior to sale, primarily related to consumables for our chemistry instruments and our handheld diagnostic instruments were a factor in the increase. Another factor in the increase was revenue mix as a lower percentage of revenue in 2009 was related to our OVP segment, which tends to generate lower Gross Margin than our CCA segment.
We expect Gross Margin to increase in 2011 as compared to 2010.
Operating Expenses
Selling and marketing expenses increased by 1% to $14.7 million in 2010 compared to $14.5 million in 2009. Spending related to the full launch of our new blood gas analyzer in 2010 was a factor in the increase. Selling and marketing expenses decreased by 18% to $14.5 million in 2009 compared to $17.6 million in 2008. Key factors in the decline were lower expenses related to product launches, decreased expenditures on market research and lower commissions.
Research and development expenses decreased by $121 thousand to $1.6 million in 2010 from $1.7 million in 2009. Research and development expenses decreased by $233 thousand to $1.7 million in 2009 from $2.0 million in 2008. A factor in the decline was lower spending on research and development resources, such as laboratory supplies, in both cases.

General and administrative expenses were $8.1 million in 2010, a 1% decline as compared to $8.2 million in 2009. A factor in the decline was no Management Incentive Plan (“MIP”) payouts were earned in 2010 while there was an MIP payout earned in 2009. General and administrative expenses were $8.2 million in 2009, an 8% decrease as compared to $8.9 million in 2008. A key factor in the decline was savings resulting from our restructuring at the end of 2008.
In 2008, we recorded restructuring expenses of approximately $785 thousand, consisting of approximately $621 thousand related primarily to personnel severance and other costs for certain individuals affected by our restructuring in December 2008 and $164 thousand related to inventory of discontinued products, including a monitoring product the manufacturer had informed us it no longer intends to support. We recorded no restructuring expenses in 2010 or 2009.
Other operating expenses of approximately $232 thousand in 2008 relate to an asset impairment charge related to certain rental instruments we owned. We recognized no corresponding asset impairment charges in 2010 or 2009.
We expect 2011 operating expenses will be higher than in 2010.
Interest and Other Expense, Net
Interest and other expense, net was $289 thousand in 2010, as compared to $306 thousand in 2009 and $640 thousand in 2008. This line item can be broken into two components: net interest expense and net foreign currency gains and losses. Net interest expense was $131 thousand in 2010, as compared to $343 thousand in 2009 and $576 thousand in 2008. The largest factor in the decrease in 2010 as compared to 2009 and in 2009 as compared to 2008 was lower loan balances and lower market interest rates, somewhat offset by an increased interest rate spread negotiated with Wells Fargo in December 2008. Net foreign currency losses were $158 thousand in 2010 and $82 thousand in 2008 and net foreign currency gains were $37 thousand in 2009.
We expect interest and other expense, net to decrease in 2011 as compared to 2010 as we do not anticipate net foreign currency losses to occur at the same level in 2011 as they did in 2010.
Income Tax Expense (Benefit)
In 2010, we had $61 thousand of current tax expense and $10 thousand in deferred tax benefit. The largest component of 2010 current tax expense relates to the profitable operating performance of our Swiss subsidiary. Domestically, the effect of permanent differences between tax and GAAP accounting, such as incentive stock option amortization, at low profitability levels tends to raise the implied tax rate and contributed to our unusually high 74% tax rate. In 2009, domestic deferred income tax expense, a non-cash expense, represented $1.3 million of our $1.5 million tax expense. In 2008, domestic deferred income tax benefits related to our loss before income taxes was the primary reason we recorded a $471 thousand income tax benefit.
In 2011, we expect higher income tax expense as opposed to 2010 as we expect higher pre-tax income in 2011 as compared to 2010.
Net Income (Loss)
Our 2010 net income was $18 thousand as compared to 2009 net income of $2.2 million and a net loss of $850 thousand in 2008. Lower year-over-year revenue was the key factor in the decline in net income between 2010 and 2009. Lower operating expenses were a key factor in the improvement in 2009 as compared to 2008.

We expect net income will be higher in 2011 than in 2010, primarily as a result of increased revenue and increased Gross Margin, somewhat offset by increased operating expenses.
Liquidity, Capital Resources and Financial Condition
We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2010, we had net income of $18 thousand. In 2010, net cash provided by operations was $1.9 million. At December 31, 2010, we had $5.5 million of cash and cash equivalents, working capital of $14.6 million and $3.1 million of outstanding borrowings under our revolving line of credit, discussed below.
Net cash flows from operating activities provided cash of $1.9 million as compared to providing cash of $8.6 million in 2009. The largest factor in the change was a $3.8 million decrease in cash provided from inventory as we did not lower our inventory level at year end 2010 compared to year end 2009 as much as in 2009 compared to 2008, and we had a greater non-cash transfer of inventory to property and equipment in 2010 as compared to 2009. Other major factors in the change were a $2.2 million decrease in cash provided by net income resulting from our operating performance and a $1.3 million decrease in cash provided by deferred tax benefit resulting from our lower level of profitability in 2010. This was somewhat offset by a $1.4 million decline in cash used by deferred revenue and other, primarily relating to lower contractual prepayments near year end and lower upfront payment amortization scheduled for 2010 versus 2009. Net cash flows from operating activities provided cash of $8.6 million in 2009 as compared to providing cash of $1.7 million in 2008. The major factors in the improvement in 2009 as compared to 2008 were a $3.1 million increase in net income, a $2.5 million improvement in cash provided by inventory as we lowered our inventory levels at year end 2009 compared to year end 2008, including relating to the loss of supply of consumables for our handheld diagnostic instruments, a $2.0 million improvement in cash provided by accounts payable primarily due to inventory paid for in 2008 and received in 2007 to a greater degree than for inventory paid for in 2009 and received in 2008, and a $1.8 million improvement in deferred tax expense primarily related to the utilization of our domestic NOL. This was somewhat offset by a $1.3 million decline in cash provided by accounts receivable as we lowered our accounts receivable balance to a greater degree from 2007 to 2008 than from 2008 to 2009, a $701 thousand decline in cash provided by depreciation and amortization with a key factor being lower depreciation related to instrumentation demonstration units and $585 thousand decline in cash provided by accrued liabilities and other items, of which restructuring expenses recognized in 2008 but paid in cash in 2009 were a factor.
Net cash flows from investing activities used cash of $620 thousand in 2010 as compared to using cash of $276 thousand in 2009 and using cash of $554 thousand in 2008. Purchases of property and equipment increased $344 thousand in 2010 as compared to 2009, primarily due to greater property and equipment purchases in our OVP segment. Purchases of property and equipment in 2009 decreased $278 thousand as compared to 2008, primarily due to lower purchases of property and equipment in our OVP segment.
Net cash flows from financing activities used cash of $1.4 million in 2010, used cash of $7.6 million in 2009 and used cash of $2.0 million in 2008. In 2010, we used cash to reduce our borrowings under our line of credit by $1.1 million and repay the remaining principal on term debt of $381 thousand which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises. In 2009, we used cash to reduce our borrowings under our line of credit by $6.8 million and repay principal on term debt of $770 thousand which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan. In 2008 we used cash to reduce our borrowings under our line of credit by $1.6 million and repay principal on term debt of $776 thousand which was partially offset by proceeds from the issuance of common stock upon option exercises and in our Employee Stock Purchase Plan totaling $372 thousand. We repaid less and more debt under our revolving line of credit in 2010 as compared to 2009 and 2009 as compared to 2008, respectively, primarily because we had greater cash provided by operating activities in 2009 as compared to 2010 and 2008.

At December 31, 2010, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013. At December 31, 2010, $3.1 million was outstanding under this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2010, interest was charged at a stated rate of three month LIBOR plus 5.75% and was payable monthly. Based on an amendment to our agreement with Wells Fargo signed in December 2010, interest was charged at a stated rate of three month LIBOR plus 5.75% beginning on December 1, 2010 — an increase from three month LIBOR plus 4.00% prior to December 1 — and we expect a decrease in interest rate to three month LIBOR plus 4.75% beginning April 1, 2011 based on our 2010 financial performance. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2010. At December 31, 2010, our remaining available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $5.9 million.
At December 31, 2010, we had deferred revenue and other long term liabilities, net of current portion, of approximately $4.6 million. Included in this total is approximately $1.9 million of deferred revenue related to up-front fees that have been received for certain product rights and technology rights out-licensed. These deferred amounts are being recognized on a straight-line basis over the remaining lives of the agreements, products, patents or technology.
Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing our revenue, competition, the extent to which currently planned products and/or technologies under development are successfully developed, launched and sold, any changes required by regulatory bodies to maintain our operations and other factors.
Our financial plan for 2011 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2011 and into 2012. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted hiring activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

A summary of our contractual obligations at December 31, 2010 is shown below:

	Payments Due by Period (in thousands)
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Line of credit	$3,079	$3,079	$—	$—	$—
Operating leases	23,347	2,116	5,715	3,522	11,994
Unconditional purchase obligations	11,972	1,245	4,877	5,850	—

Total contractual cash obligations	$38,398	$6,440	$10,592	$9,372	$11,994

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
Net Operating Loss Carryforwards
As of December 31, 2010, we had a net domestic operating loss carryforward, or NOL, of approximately $160.7 million, a domestic alternative minimum tax credit carryforward of approximately $257 thousand and a domestic research and development tax credit carryforward of approximately $352 thousand for federal tax purposes. Our federal NOL is scheduled to expire as follows: $15.1 million at the end of 2011, $32.1 million at the end of 2012, $107.5 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $407 thousand in 2027 through 2029 and the balance in 2018 through 2025. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.
Recent Accounting Pronouncements
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance was effective for fiscal years beginning after November 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Interest Rate Risk
The interest payable on certain of our lines of credit and other borrowings is variable based on Wells Fargo three month LIBOR and, therefore, is affected by changes in market interest rates. At December 31, 2010, approximately $3.1 million was outstanding on these lines of credit and other borrowings with a weighted average interest rate of 6.05%. We also had approximately $5.5 million of cash and cash equivalents at December 31, 2010, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2010. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual interest expense of approximately $24 thousand based on our outstanding balances as of December 31, 2010.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our European subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2010.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros and Japanese Yen, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our 2010 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $371 thousand.

Item 8.	Financial Statements and Supplementary Data.
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Heska Corporation
Loveland, Colorado
We have audited the accompanying consolidated balance sheets of Heska Corporation and its subsidiaries (the “Company”) as of December 31, 2009 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2008, 2009 and 2010. The Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heska Corporation and its subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, for the years ended December 31, 2008, 2009 and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Ehrhardt Keefe Steiner & Hottman PC
March 18, 2011
Denver, Colorado

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$5,400	$5,492
Accounts receivable, net of allowance for doubtful accounts of $177 and $136, respectively	9,222	8,866
Inventories, net	12,018	11,901
Deferred tax asset, current	940	53
Other current assets	913	967

Total current assets	28,493	27,279
Property and equipment, net	6,349	5,486
Goodwill	905	999
Deferred tax asset, net of current portion	28,387	29,284

Total assets	$64,134	$63,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,172	$4,162
Accrued liabilities	2,249	3,087
Accrued compensation	1,440	521
Current portion of deferred revenue	1,664	1,811
Line of credit	4,201	3,079
Current portion of long-term debt	381	—

Total current liabilities	14,107	12,660
Deferred revenue, net of current portion, and other	4,972	4,590

Total liabilities	19,079	17,250

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; 5,215,911 and 0 shares issued and outstanding, respectively	52	—
Public common stock, $.01 par value, 0 and 7,500,000 shares authorized, respectively; 0 and 5,231,245 shares issued and outstanding, respectively	—	52
Additional paid-in capital	216,829	217,240
Accumulated other comprehensive income (loss)	(30)	284
Accumulated deficit	(171,796)	(171,778)

Total stockholders’ equity	45,055	45,798

Total liabilities and stockholders’ equity	$64,134	$63,048

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2009	2010
Revenue:
Core companion animal health	$68,140	$66,449	$55,655
Other vaccines, pharmaceuticals and products	13,513	9,229	9,796

Total revenue, net	81,653	75,678	65,451

Cost of revenue	52,809	47,219	40,659

Gross profit	28,844	28,459	24,792

Operating expenses:
Selling and marketing	17,640	14,524	14,726
Research and development	1,951	1,718	1,597
General and administrative	8,917	8,173	8,111
Restructuring expenses	785	—	—
Other	232	—	—

Total operating expenses	29,525	24,415	24,434

Operating income (loss)	(681)	4,044	358
Interest and other expense, net	640	306	289

Income (loss) before income taxes	(1,321)	3,738	69
Income tax expense (benefit)	(471)	1,496	51

Net income (loss)	$(850)	$2,242	$18

Basic net income (loss) per share	$(0.17)	$0.43	$0.00

Diluted net income (loss) per share	$(0.17)	$0.43	$0.00

Weighted average outstanding shares used to compute basic net income (loss) per share	5,167	5,207	5,220

Weighted average outstanding shares used to compute diluted net income (loss) per share	5,167	5,212	5,254

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2008	5,145	$51	$215,685	$335	$(173,188)	$42,883
Issuance of common stock related to options, ESPP and other	56	1	416	—	—	417
Recognition of stock based compensation	—	—	362	—	—	362
Comprehensive net income:
Net (loss)	—	—	—	—	(850)	(850)
Minimum pension liability adjustments	—	—	—	(444)	—	(444)
Unrealized (loss) on available for sale investments	—	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	—	—	164	—	164

Comprehensive net (loss)	—	—	—	—	—	(1,139)

Balances, December 31, 2008	5,201	52	216,463	46	(174,038)	42,523
Issuance of common stock related to options, ESPP and other	15	—	53	—	—	53
Recognition of stock based compensation	—	—	313	—	—	313
Comprehensive net income:
Net income	—	—	—	—	2,242	2,242
Minimum pension liability adjustments	—	—	—	(132)	—	(132)
Unrealized (loss) on available for sale investments	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	57	—	57

Comprehensive net income	—	—	—	—	—	2,166

Balances, December 31, 2009	5,216	52	216,829	(30)	(171,796)	45,055
Issuance of common stock related to options, ESPP and other	15	—	75	—	—	75
Recognition of stock based compensation	—	—	336	—	—	336
Comprehensive net income:
Net income	—	—	—	—	18	18
Minimum pension liability adjustments	—	—	—	22	—	22
Unrealized gain on available for sale investments	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	288	—	288

Comprehensive net income	—	—	—	—	—	332

Balances, December 31, 2010	5,231	$52	$217,240	$284	$(171,778)	$45,798

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2009	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(850)	$2,242	$18
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,266	2,565	2,298
Deferred tax (benefit) expense	(536)	1,291	(10)
Stock based compensation	362	313	336
Unrealized (gain) loss on foreign currency translation	80	126	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,550	292	356
Inventories	599	3,103	(699)
Other current assets	(77)	40	(44)
Other long-term assets	57	—	—
Accounts payable	(1,749)	268	(10)
Accrued liabilities and other	530	(55)	(40)
Income taxes payable	—	38	(38)
Deferred revenue and other	(1,542)	(1,608)	(214)

Net cash provided by (used in) operating activities	1,690	8,615	1,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(554)	(276)	(620)

Net cash provided by (used in) investing activities	(554)	(276)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	372	53	75
Proceeds from (repayments of) line of credit borrowings, net	(1,572)	(6,841)	(1,123)
Repayments of debt and capital lease obligations	(776)	(770)	(381)

Net cash provided by (used in) financing activities	(1,976)	(7,558)	(1,429)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21	(86)	200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(819)	695	92
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,524	4,705	5,400

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,705	$5,400	$5,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$622	$409	$162

Non-cash transfer of inventory to property and equipment	$547	$128	$815

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
Reverse Stock Split
The Company completed a 1-for-10 reverse stock split which was effective on December 30, 2010. Except as otherwise indicated, all related amounts reported in the consolidated financial statements, including common share quantities, earnings per share amounts and exercise prices of options, have been retroactively adjusted for the effect of this reverse stock split.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Its accounts receivable balances are due primarily from domestic veterinary clinics and individual veterinarians, and both domestic and international corporations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its European Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 1,380,932 and 506,016 Euros at December 31, 2009 and 2010, respectively. The Company held 119,905,609 and 38,539,410 Yen at December 31, 2009 and 2010, respectively. The Company held 235,846 and 217,356 Swiss Francs at December 31, 2009 and 2010, respectively. The majority of the Company’s cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable, including the revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2009 and 2010, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.
Inventories, net consist of the following (in thousands):

	December 31,
	2009	2010
Raw materials	$4,969	$4,203
Work in process	3,371	3,483
Finished goods	4,782	5,388
Allowance for excess or obsolete inventory	(1,104)	(1,173)

	$12,018	$11,901

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Life	2009	2010
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	26,185	27,302
Leasehold and building improvements	7 to 15 years	5,314	5,322
Construction in progress		—	385

		34,554	36,064
Less accumulated depreciation and amortization		(28,205)	(30,578)

		$6,349	$5,486

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period. During 2008, 2009 and 2010, total costs transferred from inventory were approximately $547 thousand, $128 thousand and $815 thousand, respectively.
Depreciation and amortization expense for property and equipment was $3.3 million, $2.6 million and $2.3 million for the years ended December 31, 2008, 2009 and 2010, respectively.
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
The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary. This goodwill is reviewed at least annually for impairment. At December 31, 2009 and 2010, goodwill was approximately $905 thousand and $999 thousand, respectively, and is included in the assets of the Core Companion Animal Health segment. The Company completed its annual analysis of the estimated fair value of its goodwill at December 31, 2010 and determined there was no indicated impairment of its goodwill. The change in carrying value of the goodwill between years was solely due to foreign currency rate changes. There can be no assurance that future goodwill impairments will not occur.
Revenue Recognition
The Company generates its revenues through sale of products and services, licensing of product and technology rights, and research and development services. Revenue is accounted for in accordance with the guidelines provided by SEC Codification of Staff Accounting Bulletins, Topic 13: Revenue Recognition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. The Company has not received any significant up-front payments in 2008, 2009 or 2010. Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.
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
Stock-Based Compensation
During the years ended December 31, 2009 and 2010, the Company’s income from operations and income before income taxes were reduced by $313 thousand and $336 thousand, respectively, and net income was reduced by $233 thousand and $287 thousand, respectively, for compensation related to stock options issued. Basic and diluted earnings per share were reduced by $0.00 and $0.00 for 2009 and $0.00 and $0.00 for 2010. During the year ended December 31, 2008, the Company’s loss from operations and loss before income taxes was increased by $362 thousand, net loss was increased by $219 thousand and basic and diluted loss per share were not impacted. For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities. At December 31, 2010, the Company had two stock-based compensation plans. See Note 6 for a description of these plans and additional disclosures regarding the plans.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $705 thousand, $471 thousand and $735 thousand for the years ended December 31, 2008, 2009 and 2010, respectively.
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
Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. At December 31, 2008, 2009 and 2010, securities that have been excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 1,283,527, 1,259,721 and 1,121,264 shares, respectively, of the Company’s common stock. Securities included in the diluted net income per share calculation at December 31, 2009 and 2010, using the treasury stock method, were outstanding options to purchase approximately 3 thousand and 34 thousand shares of the Company’s common stock, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss), as shown in the Consolidated Statements of Stockholders’ Equity, includes net income adjusted for the results of certain stockholders’ equity changes. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2010, Accumulated Other Comprehensive Income (Loss) consists of $851 thousand gain for cumulative translation adjustments, $589 thousand loss for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments. At December 31, 2009, Accumulated Other Comprehensive Income (Loss) consists of $564 thousand gain for cumulative translation adjustments, $611 thousand loss for unrealized pension liability and $17 thousand of unrealized gain on available for sale investments. At December 31, 2008, Accumulated Other Comprehensive Income (Loss) consists of $507 thousand gain for cumulative translation adjustments, $479 thousand loss for unrealized pension liability and $18 thousand of unrealized gain on available for sale investments.
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
New Accounting Pronouncements
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance was effective for fiscal years beginning after November 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,
	2009	2010
Real estate mortgage loan with a commercial bank, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2009 (5.75%). This loan was fully paid in April 2010.	$57	$—
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2009 (5.75%). This loan was fully paid in June 2010.	259	—
Term loan with a commercial bank, secured by machinery and equipment, due in monthly installments, with a stated interest rate of prime plus 2.5% at December 31, 2009 (5.75%). This loan was fully paid in June 2010.	65	—

	381	—
Less installments due within one year	(381)	—

	$—	$—

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires December 31, 2013. The agreement included the real estate mortgage loan and term loans above, until such loans were fully repaid in 2010, and a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2010 of LIBOR plus 5.75% (6.05%). Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum capital, quarterly minimum net income and monthly minimum liquidity. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2010, approximately $3.1 million was outstanding on the line of credit and there was $5.9 million available capacity for additional borrowings under the line of credit agreement.
4. SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Interest and other expense (income):
Interest income	$(66)	$(64)	$(58)
Interest expense	624	407	189
Other, net	82	(37)	158

	$640	$306	$289

5. INCOME TAXES
As of December 31, 2010, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $160.7 million, a domestic alternative minimum tax credit carryforward of approximately $257 thousand and domestic research and development tax credit carryforward of approximately $352 thousand for federal tax purposes. The Company’s federal NOL is scheduled to expire as follows: $15.1 million at the end of 2011, $32.1 million at the end of 2012, $107.5 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $407 thousand in 2027 through 2029, with the majority scheduled to expire in 2018 or later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2007 — 2009 remain open to examination by the federal Internal Revenue Service and the tax years 2006 — 2009 remain open for various state taxing authorities.
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Domestic	$(1,451)	$3,576	$(101)
Foreign	130	162	170

	$(1,321)	$3,738	$69

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2009	2010
Current deferred tax assets:
Inventory	$430	$453
Accrued compensation	229	226
Net operating loss carryforwards — domestic	790	618
Other	652	795

	2,101	2,092
Valuation allowance	(1,161)	(2,039)

Total current deferred tax assets	$940	$53

Noncurrent deferred tax assets:
Research and development	$294	$352
Alternative minimum tax credit	179	257
Deferred revenue	2,121	2,198
Property and equipment	1,799	1,873
Net operating loss carryforwards — domestic	59,036	58,419

	63,429	63,099
Valuation allowance	(35,042)	(33,815)

Total noncurrent deferred tax assets (liabilities)	$28,387	$29,284

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current income tax expense (benefit):
Federal	$—	$69	$7
State	—	91	16
Foreign	—	45	38

Total current expense (benefit)	—	205	61

Deferred income tax expense (benefit):
Federal	(450)	1,148	(9)
State	(63)	143	(1)
Foreign	42	—	—

Total deferred expense (benefit)	(471)	1,291	(10)
Valuation allowance	—	—	—

Total income tax expense (benefit)	$(471)	$1,496	$51

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2008	2009	2010
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	5%	3%	52%
Other permanent differences	(4)%	2%	121%
Domestic NOL utilization	—	—	—
Change in tax rate	—	31%	40%
Foreign rate difference	1%	—	(29)%
Change in valuation allowance	—	(29)%	(472)%
Other	—	(1)%	328%

Effective income tax rate	36%	40%	74%

6. CAPITAL STOCK
Common Stock
The Company completed a 1-for-10 reverse stock split which was effective on December 30, 2010. Except as otherwise indicated, all related amounts reported in the consolidated financial statements, including common share quantities, earnings per share amounts and exercise prices of options, have been retroactively adjusted for the effect of this reverse stock split.
Stock Option Plans
The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”) and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. In May 2009, the stockholders approved an amendment to the 1997 Plan allowing for the continued issuance of incentive stock options and a 25,000 reduction in shares which may be issued under the 1997 Plan. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 239,050 shares of the Company’s common stock. The number of shares reserved for issuance under all plans as of January 1, 2011 was 219,253.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2010, 2009 and 2008; the Company treated all employees in one grouping in all three years. The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2010, 2009 and 2008. The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2010, 2009 and 2008. The Company’s expected dividends input was zero in 2010, 2009 and 2008. Weighted average assumptions used in 2010, 2009 and 2008 for each of these four key inputs are listed in the following table:

	2008	2009	2010
Risk-free interest rate	1.89%	1.41%	1.10%
Expected lives	2.9 years	3.0 years	3.0 years
Expected volatility	56%	64%	66%
Expected dividend yield	0%	0%	0%
A summary of the Company’s stock option plans, with options to purchase fractional shares resulting from the Company’s December 2010 1-for-10 reverse stock split included in the “cancelled” row for 2010, is as follows:

	Year Ended December 31,
	2008		2009		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	1,211,683	$13.979	1,283,382	$12.835	1,291,634	$11.846
Granted at Market	157,525	$7.694	107,499	$4.529	104,900	$5.945
Cancelled	(57,375)	$25.008	(99,247)	$16.713	(53,459)	$21.572
Exercised	(28,451)	$8.527	—	$—	(1,199)	$5.834

Outstanding at end of period	1,283,382	$12.835	1,291,634	$11.846	1,341,876	$11.003

Exercisable at end of period	1,104,117	$13.360	1,098,560	$12.648	1,142,209	$11.871

The total estimated fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 were computed to be approximately $274 thousand, $205 thousand and $452 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was computed to be approximately $2.57, $1.91 and $2.87, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2 thousand, $0 and $137 thousand, respectively. The cash proceeds from options exercised during the years ended December 31, 2010, 2009 and 2008 was $7 thousand, $0 and $243 thousand.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes information about stock options outstanding and exercisable at December 31, 2010, excluding outstanding options to purchase an aggregate of 133.5 fractional shares resulting from the Company’s December 2010
1-for-10 reverse stock split with a weighted average remaining contractual life of 3.44 years, a weighted average exercise price of $12.98 and exercise prices ranging from $3.40 to $31.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average		Options
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
	December 31,	Life in	Exercise	December 31,	Exercise
Exercise Prices	2010	Years	Price	2010	Price
$2.70 - $4.96	307,989	7.86	$4.472	135,293	$4.221
$4.97 - $8.80	310,645	3.79	$7.981	303,811	$8.018
$8.81 - $12.40	208,176	1.78	$10.864	207,301	$10.871
$12.41 - $16.50	276,702	4.28	$13.937	275,702	$13.937
$16.51 - $31.50	238,364	4.77	$20.095	220,102	$20.244

$2.70 - $31.50	1,341,876	4.69	$11.003	1,142,209	$11.871

As of December 31, 2010, there was $508 thousand of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years with all cost to be recognized by the end of December 2014, assuming all options vest according to the vesting schedules in place at December 31, 2010. As of December 31, 2010, the aggregate intrinsic value of outstanding options was $150 thousand and the aggregate intrinsic value of exercisable options was $100 thousand.
Employee Stock Purchase Plan (the “ESPP”)
Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 325,000 shares of common stock to its employees, of which 289,136 had been issued as of December 31, 2010. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. Each offering period is five years, with six-month accumulation periods ending June 30 and December 31. The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.
For the years ended December 31, 2008, 2009 and 2010, the weighted-average fair value of the purchase rights granted was $2.60, $0.51 and $0.95 per share, respectively.
7. RESTRUCTURING EXPENSES
In the fourth quarter of 2008, the Company recorded restructuring charges of $621 thousand for personnel severance and other costs related to 24 individuals and $164 thousand related to inventory costs of discontinued products, including a monitoring product the manufacturer had informed the Company it no longer intends to support.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

8. MAJOR CUSTOMERS
The Company had one customer to whom sales represented 13% of total revenue for 2010. The Company had one customer in 2009 to whom sales represented 11% of total revenue. The Company had no customers in 2008 to whom sales represented 10% or more of total revenue. No customer represented 10% or more of total accounts receivable at December 31, 2009 or 2010.
9. COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2010, 2009 and 2008, royalties of $515 thousand, $600 thousand and $580 thousand became payable under these agreements, respectively.
The Company has a contract with two suppliers for unconditional annual minimum inventory purchases totaling approximately $2.9 million in fiscal 2011.
The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2010 as follows (in thousands):

Year Ending December 31,
2011	$2,116
2012	2,084
2013	1,822
2014	1,809
2015	1,809
Thereafter	13,707

$23,347

The Company had rent expense of $2.1 million, $2.1 million and $1.8 million in 2008, 2009 and 2010, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2010, the Company had no material litigation pending.
The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company’s warranty reserve on December 31, 2010 was $356 thousand.
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
Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2008:
Total revenue	$68,140	$13,513	$81,653
Operating income (loss)	(2,220)	1,539	(681)
Interest expense	474	150	624
Total assets	58,581	11,857	70,438
Net assets	34,602	7,921	42,523
Capital expenditures	216	338	554
Depreciation and amortization	2,341	925	3,266

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2009:
Total revenue	$66,449	$9,229	$75,678
Operating income	3,156	888	4,044
Interest expense	319	88	407
Total assets	52,146	11,988	64,134
Net assets	36,924	8,131	45,055
Capital expenditures	254	22	276
Depreciation and amortization	1,631	934	2,565

	Core
	Companion	Other Vaccines,
	Animal	Pharmaceuticals
	Health	and Products	Total
2010:
Total revenue	$55,655	$9,796	$65,451
Operating income (loss)	1,073	(715)	358
Interest expense	128	61	189
Total assets	53,720	9,328	63,048
Net assets	39,016	6,782	45,798
Capital expenditures	366	254	620
Depreciation and amortization	1,413	885	2,298
Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2008	2009	2010
United States	$69,062	$65,249	$57,927
Europe	4,413	3,984	3,025
Other International	8,178	6,445	4,499

Total	$81,653	$75,678	$65,451

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2008	2009	2010
United States	$67,207	$60,059	$59,155
Europe	3,231	4,075	3,893
Other International	—	—	—

Total	$70,438	$64,134	$63,048

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2009 and 2010 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2009:
Total revenue	$20,141	$18,629	$19,550	$17,358	$75,678
Gross profit	7,373	7,031	7,420	6,635	28,459
Operating income	1,017	1,010	1,159	858	4,044
Net income	460	579	743	460	2,242
Net income per share — basic	0.09	0.11	0.14	0.09	0.43
Net income per share — diluted	0.09	0.11	0.14	0.09	0.43

2010:
Total revenue	$17,694	$15,107	$17,635	$15,015	$65,451
Gross profit	6,205	5,847	6,593	6,147	24,792
Operating income (loss)	(488)	(207)	365	688	358
Net income (loss)	(331)	(164)	241	272	18
Net income (loss) per share — basic	(0.06)	(0.03)	0.05	0.05	0.00
Net income (loss) per share — diluted	(0.06)	(0.03)	0.05	0.05	0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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

Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting — Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
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
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report to this annual report.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders.

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
The other information required by this section will be incorporated by reference to the information in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2010, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

(c) Number of Securities
	(a) Number of Securities	(b) Weighted-Average	Remaining Available for Future
	to be Issued Upon	Exercise Price of	Issuance Under Equity
	Exercise of Outstanding	Outstanding Options	Compensation Plans (excluding
Plan Category	Options and Rights (1)	and Rights (1)	securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	1,341,876	$11.00	255,117
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	1,341,876	$11.00	255,117

(1)     Excluding outstanding options to purchase an aggregate of 133.5 fractional shares resulting form our December 2010 reverse stock split.

Item 13.	Certain Relationships and Related Transactions.
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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Form 10-K.
(1) Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II
HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Other			Balance at
Allowance for doubtful accounts	of Year	Expenses	Additions	Deductions		End of Year
Year ended:
December 31, 2008	$96	$137	—	$(24	)(a)	$209
December 31, 2009	$209	$89	—	$(121	)(a)	$177
December 31, 2010	$177	$57	—	$(98	)(a)	$136

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number		Notes	Description of Document
3(i)			Restated Certificate of Incorporation of the Registrant.
3(ii)			Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)			Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)		(15)	Bylaws of the Registrant.
10.1	*		1997 Incentive Stock Plan of Registrant, as amended.
10.2	*	(10)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3	*	(10)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4	*	(13)	2003 Equity Incentive Plan, as amended and restated.
10.5	*	(13)	2003 Equity Incentive Plan Option Agreement.
10.6	*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.7	*	(9)	Management Incentive Plan Master Document.
10.8	*		2011 Management Incentive Plan.
10.9	*		Director Compensation Policy.
10.10	*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11	*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12	*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13	*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.
10.14	*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.
10.15	*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.16	*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.17	*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18	*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19		(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.
10.20		(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.
10.21		(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.
10.22		(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.23		(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.24		(14)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.25	+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

Exhibit
Number		Notes	Description of Document
10.26	+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.27	+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.28		(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.29	+	(12)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.30	+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.31	+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.32	+		Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.33	+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.34	+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.35		(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.36	+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.37	+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.38	+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.39	+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.40	+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.41	+		Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.
10.42	+	(10)
Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

Exhibit
Number		Notes	Description of Document
10.43	+	(12)
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

10.44	+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.45	+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.46	+	(10)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.
10.47	+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.
21.1			Subsidiaries of the Company.
23.1			Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1			Power of Attorney (See Signature Page of this Form 10-K).
31.1			Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2			Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

(14)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.

(15)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2011.

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE	Chairman of the Board and
Robert B. Grieve	Chief Executive Officer
	(Principal Executive Officer) and Director	March 18, 2011

/s/ JASON A. NAPOLITANO	Executive Vice President,
Jason A. Napolitano	Chief Financial Officer and Secretary
	(Principal Financial Officer)	March 18, 2011

/s/ MICHAEL A. BENT	Vice President, Controller
Michael A. Bent	(Principal Accounting Officer)	March 18, 2011

/s/ WILLIAM A. AYLESWORTH	Lead Director	March 18, 2011
William A. Aylesworth

/s/ PETER EIO	Director	March 18, 2011
Peter Eio

/s/ G. IRWIN GORDON	Director	March 18, 2011
G. Irwin Gordon

/s/ LOUISE L. McCORMICK	Director	March 18, 2011
Louise L. McCormick

/s/ JOHN F. SASEN, Sr.	Director	March 18, 2011
John F. Sasen, Sr.