Form 10-Q
period 2011-03-31
HESKA CORP
filed 2011-05-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at May 4, 2011 was 5,234,100.

HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF, G2 DIGITAL and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a registered trademark of Heska Corporation in other countries.  ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  SPOTCHEM is a trademark of Arkray, Inc.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2010	March 31, 2011

Current assets:
Cash and cash equivalents	$5,492	$5,567
Accounts receivable, net of allowance for doubtful accounts of $136 and $153, respectively	8,866	11,342
Inventories, net	11,901	11,422
Deferred tax asset, current	53	899
Other current assets	967	879
Total current assets	27,279	30,109
Property and equipment, net	5,486	5,105
Goodwill	999	1,023
Deferred tax asset, net of current portion	29,284	27,911
Total assets	$63,048	$64,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,162	$3,342
Accrued liabilities	3,608	3,982
Current portion of deferred revenue	1,811	2,048
Line of credit	3,079	3,379
Total current liabilities	12,660	12,751
Deferred revenue, net of current portion, and other	4,590	4,521
Total liabilities	17,250	17,272

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; 0 shares issued and outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,231,245 and 5,234,100 shares issued and outstanding, respectively	52	52
Additional paid-in capital	217,240	217,350
Accumulated other comprehensive income	284	336
Accumulated deficit	(171,778)	(170,862)
Total stockholders' equity	45,798	46,876
Total liabilities and stockholders' equity	$63,048	$64,148

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2011

Revenue, net:
Core companion animal health	$15,792	$16,441
Other vaccines, pharmaceuticals and products	1,902	3,064
Total revenue, net	17,694	19,505

Cost of revenue	11,489	11,207

Gross profit	6,205	8,298

Operating expenses:
Selling and marketing	4,036	3,960
Research and development	457	331
General and administrative	2,200	2,467
Total operating expenses	6,693	6,758
Operating income (loss)	(488)	1,540
Interest and other expense, net	173	23
Income (loss) before income taxes	(661)	1,517
Income tax expense (benefit)	(330)	601
Net income (loss)	$(331)	$916

Basic net income (loss) per share	$(0.06)	$0.18
Diluted net income (loss) per share	$(0.06)	$0.17

Weighted average outstanding shares used to compute basic net income (loss) per share	5,216	5,232

Weighted average outstanding shares used to compute diluted net income (loss) per share	5,216	5,261

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2011

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(331)	$916
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	589	608
Deferred tax expense (benefit)	(381)	527
Stock-based compensation	82	96
Unrealized (gain)/loss on foreign currency translation	105	22
Changes in operating assets and liabilities:
Accounts receivable	1,049	(2,471)
Inventories	(1,371)	354
Other current assets	(62)	90
Accounts payable	1,005	(825)
Accrued liabilities	315	364
Deferred revenue and other liabilities	(224)	168
Net cash provided by (used in) operating activities	776	(151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(100)	(97)
Net cash provided by (used in) investing activities	(100)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4	15
Proceeds from (repayments of) line of credit borrowings, net	(408)	301
Proceeds from (repayments of) debt, net	(192)	—
Net cash provided by (used in) financing activities	(596)	316
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(152)	7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72)	75
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,400	5,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,328	$5,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45	$16
Non-cash transfer of inventory to property and equipment	$367	$131

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2011.

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

Inventories, net consist of the following (in thousands):

	December 31, 2010	March 31, 2011

Raw materials	$4,203	$4,433
Work in process	3,483	2,810
Finished goods	5,388	4,860
Allowance for excess or obsolete inventory	(1,173)	(681)
	$11,901	$11,422

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three months ended March 31, 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2011, and therefore excluded, were outstanding options to purchase 1,138,983 shares of common stock.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended March 31, 2011.  All common stock equivalent securities were anti-dilutive for the three months ended March 31, 2010, because the Company reported a net loss for that period.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2010 and 2011.

	Three Months Ended March 31,
	2010	2011

Risk-free interest rate	1.37%	1.00%
Expected lives	3.0 years	3.0 years
Expected volatility	70%	82%
Expected dividend yield	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split of which options underlying 4.3 shares with a weighted average exercise price of $10.06 were canceled in the three months ended March 31, 2011, is as follows:

	Year Ended December 31, 2010		Three Months Ended March 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,291,634	$11.846	1,341,876	$11.003
Granted at market	104,900	$5.945	250	$6.060
Cancelled	(53,459)	$21.572	(35,448)	$13.736
Exercised	(1,199)	$5.834	(3,082)	$4.422
Outstanding at end of period	1,341,876	$11.003	1,303,596	$10.943
Exercisable at end of period	1,142,209	$11.871	1,125,100	$11.760

The estimated fair value of stock options granted during the three months ended March 31, 2011 and 2010 was computed to be approximately $800 and $8 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the three months ended March 31, 2011 and 2010 was computed to be approximately $3.21 and $3.09, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $1 thousand and $450, respectively.  The cash proceeds from options exercised during the three months ended March 31, 2011 and 2010 were approximately $14 thousand and $4 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011, excluding outstanding options to purchase an aggregate of 129.2 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 3.31 years, a weighted average exercise price of $13.07 and exercise prices ranging from $3.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2011	Weighted Average Exercise Price
$2.70 - $4.80	229,907	7.01	$4.314	142,796	$4.233
$4.81 - $8.60	249,681	5.18	$6.625	172,994	$7.315
$8.61 - $11.00	265,104	3.05	$9.521	264,354	$9.522
$11.01 - $15.80	261,970	3.47	$12.899	261,157	$12.895
$15.81 - $31.50	296,934	4.52	$19.252	283,799	$19.296
$2.70 - $31.50	1,303,596	4.58	$10.943	1,125,100	$11.760

As of March 31, 2011, there was approximately $422 thousand of total unrecognized compensation expense related to outstanding stock options.  That expense is expected to be recognized over a weighted average period of 2.3 years, with approximately $212 thousand to be recognized in the nine months ending December 31, 2011 and all the cost to be recognized as of March 2015, assuming all options vest according to the vesting schedules in place at March 31, 2011.  As of March 31, 2011, the aggregate intrinsic value of outstanding options was approximately $637 thousand and the aggregate intrinsic value of exercisable options was approximately $340 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2010:
Total revenue	$15,792	$1,902	$17,694
Operating income (loss)	582	(1,070)	(488)
Interest expense	32	19	51
Total assets	54,383	9,928	64,311
Net assets	37,876	6,860	44,736
Capital expenditures	87	13	100
Depreciation and amortization	356	233	589

Three Months Ended March 31, 2011:
Total revenue	$16,441	$3,064	$19,505
Operating income (loss)	939	601	1,540
Interest expense	22	11	33
Total assets	53,980	10,168	64,148
Net assets	39,688	7,188	46,876
Capital expenditures	57	40	97
Depreciation and amortization	397	211	608

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations.  Such changes primarily include foreign currency translation items.  Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was $968 thousand and $(402) thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 4, 2011, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 84% of our revenue for the twelve months ended March 31, 2011 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products, which represented 16% of LTM revenue.

The Core Companion Animal Health ("CCA") segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 41% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 37% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Schering-Plough Animal Health Corporation ("SPAH"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 69% and 31%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 4% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  We believe poor economic conditions over the past year have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Results of Operations

Revenue

Total revenue increased 10% to $19.5 million for the three months ended March 31, 2011 as compared to $17.7 million for the corresponding period in 2010.

Revenue from our CCA segment was $16.4 million for the three months ended March 31, 2011, an increase of 4% as compared to $15.8 million for the corresponding period in 2010.  Higher sales of our instrument consumables and our heartworm diagnostic tests internationally, somewhat offset by a decline in sales of our heartworm preventive domestically, were factors in the increase.

Revenue from our Other Vaccines, Pharmaceuticals and Products segment ("OVP") was $3.1 million for the three months ended March 31, 2011, an increase of 61% as compared to $1.9 million in the corresponding period in 2010.  Greater sales of cattle vaccines under our contract with AgriLabs and to two new customers were factors in the increase.

We expect 2011 total revenue to increase as compared with 2010.

Cost of Revenue

Cost of revenue totaled $11.2 million for the three months ended March 31, 2011, a decrease of $282 thousand or 2% as compared to $11.5 million for the corresponding period in 2010.  Gross profit increased by $2.1 million to $8.3 million for the three months ended March 31, 2011 as compared to $6.2 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 42.5% for the three months ended March 31, 2011 from 35.1% in the prior year period.  The largest factor in the increase was an approximately $1.0 million reserve taken in our OVP segment for product produced and under review for destruction and replacement in the three months ended March 31, 2010, which did not occur in the three months ended March 31, 2011.

We expect 2011 Gross Margin to increase in 2011 as compared to 2010.

Operating Expenses

Total operating expenses increased by just under 1% to $6.8 million in the three months ended March 31, 2011 from $6.7 million in the prior year period.

Selling and marketing expenses decreased 2% to $4.0 million in the three months ended March 31, 2011 as compared to the corresponding period in 2010.  Lower advertising expenditures were the largest factor in the decline.

Research and development expenses were $331 thousand for the three months ended March 31, 2011, a 28% decrease as compared to $457 thousand in the corresponding period in 2010.  A greater level of sponsored research and development related to cattle vaccines in our OVP segment in the 2011 period was a major factor in the decline.

General and administrative expenses were $2.5 million in the three months ended March 31, 2011, up 12% from $2.2 million in the prior year period.  A greater accrual related to our Management Incentive Plan in the 2011 period as compared to the 2010 period was a factor in the increase.

We expect 2011 operating expenses will be higher than in 2010.

Interest and Other Expense, Net

Interest and other (income) expense, net was $23 thousand in the three months ended March 31, 2011, a decrease of $150 thousand as compared to $173 thousand in the prior year period.  This line item can be broken into two components:  net interest expense and net foreign currency gains or losses.  Net interest expense was $20 thousand in the three months ended March 31, 2011, a decrease of $16 thousand from $36 thousand in the prior year period.  Lower loan balances was the largest factor in the decline.  In the three months ended March 31, 2011, net foreign currency loss was $3 thousand, a change of $134 thousand from a net foreign currency loss of $137 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2011 as compared to 2010 as we do not anticipate net foreign currency losses to occur at the same level in 2011 as they did in 2010.

Income Tax Expense (Benefit)

We recognized an income tax expense of $601 thousand in the three months ended March 31, 2011, a $931 thousand change as compared to a tax benefit of $330 thousand in the prior year period.  The increase in tax expense was primarily the result of pre-tax income in the 2011 period as compared to a pre-tax loss in the 2010 period.  The tax entry was primarily non-cash and corresponded to a change in our deferred tax assets in both cases.

In 2011, we expect higher income tax expense as opposed to 2010 as we expect higher pre-tax income in 2011 as compared to 2010.

Net Income (Loss)

Net income was $916 thousand in the three months ended March 31, 2011, an increase of approximately $1.2 million compared to a net loss of $331 thousand in the prior year period.  The increase was primarily due to higher revenue and higher Gross Margin, somewhat offset by higher operating expenses, as discussed above.

We expect net income will be higher in 2011 than in 2010, primarily as a result of increased revenue and increased Gross Margin, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the three months ended March 31, 2011, we had net income of $916 thousand.  During the three months ended March 31, 2011, our operations used cash of approximately $151 thousand.  At March 31, 2011, we had $5.6 million of cash and cash equivalents, $17.4 million of working capital, and $3.4 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $151 thousand for the three months ended March 31, 2011 as compared to $776 thousand of cash provided by operating activities in the prior year period, a decrease of approximately $927 thousand.  Major factors in the decrease were a $3.5 million dollar decline in cash provided by accounts receivable related to increased sales and a $1.8 million dollar increase in cash used by accounts payable primarily related to due date timing.  These were somewhat offset by a $1.2 million dollar increase in cash provided by net income and a $908 thousand increase in cash provided from deferred income taxes as we utilized our large domestic NOL position in the 2011 period.

Net cash flows from investing activities used cash of $97 thousand in the three months ended March 31, 2011, a decrease of approximately $3 thousand compared to $100 thousand during the corresponding period in 2010.  All expenditures were for the purchase of property and equipment.

Net cash flows provided by financing activities were $316 thousand during the three months ended March 31, 2011, a $912 thousand increase as compared to $596 thousand used during the corresponding period in 2010.  The primary reason for the change was borrowings under our revolving line of credit in the 2011 period as opposed to repayments of revolver borrowings in the 2010 period.  In addition, we repaid $192 thousand of term debt in the 2010 period, with no corresponding term debt to repay in 2011.

At March 31, 2011, we had a $15.0 million asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") which has a maturity date of December 31, 2012 as part of our credit and security agreement with Wells Fargo.  At March 31, 2011, $3.4 million was outstanding under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On March 31, 2011, interest was charged at a stated rate of three month LIBOR plus 5.25% and was payable monthly.  Effective April 1, 2011, our stated rate was contractually changed to three month LIBOR plus 4.25%.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of March 31, 2011.  At March 31, 2011, we had $7.8 million of additional borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

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

Our financial plan for 2011 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2011 and into 2012.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt secured by the same assets as term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

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

Interest Rate Risk

The interest payable on certain of our lines of credit is variable based on Wells Fargo three month LIBOR and, therefore, is affected by changes in market interest rates.  At March 31, 2011, approximately $3.4 million was outstanding on these lines of credit with a weighted average interest rate of 6.13%.  We also had approximately $5.6 million of cash and cash equivalents at March 31, 2011, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on March 31, 2011.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $22 thousand based on our outstanding balances as of March 31, 2011.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on March 31, 2011.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $495 thousand.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of March 31, 2011, we had no material litigation pending.

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

We may be unable to market and sell our products successfully.

We may not develop and maintain marketing and/or sales capabilities successfully, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms.  If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease.  This could result in the loss of distribution rights for products or failure to gain access to new products and could cause damage to our reputation and adversely affect our business and future prospects.

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

The market for companion animal healthcare products is highly fragmented.  Because our Core Companion Animal Health proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell all our Core Companion Animal Health products primarily to or through veterinarians.  The acceptance of our products by veterinarians is critical to our success.  Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2011, we had an accumulated deficit of $170.9 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our Core Companion Animal Health segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis Inc., ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a company acquired by Pfizer Inc. ("Pfizer") in January 2011.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck & Co., Inc. ("Merck"), Novartis AG ("Novartis"), Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Pfizer is successful in integrating Synbiotics or devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a stand-alone canine heartworm diagnostic test competitive with ours and a heartworm diagnostic test conducted as part of a chemistry profile on its chemistry analyzer.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Boule Medical AB, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of two of these suppliers were responsible for more than 15% of our LTM revenue and one was responsible for more than 10% of our LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments other than for our lactate instrument, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

•
Loss of exclusivity.  In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results.  For example, a third party has gained access to chemistry instrument test strips and supplies for our previous chemistry instrument which are provided to us by Arkray Global Business, Inc., has increased competition for these products with our customers and such competition may cause us to lose customers and/or significantly decrease our margins in the future.  In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products.  We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products.  If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

•
High switching costs. In our diagnostic instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.  If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals must be obtained for these contractors prior to our use.  This would require new testing and compliance inspections prior to sale thus resulting in potential delays.  Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products.  We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

•
Regulatory risk.  Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards.  We do not have control over our suppliers' compliance with these regulations and standards.  Regulatory violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

•
Developmental delays.  We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.

•
Limited intellectual property rights.  We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products supplied by third parties and any improvements to the manufacturing processes or new manufacturing processes for these products.

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs and/or damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to sell our products effectively and substantially harm our business.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with SPAH, a unit of Merck, which grants SPAH exclusive distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  Novartis Agro K.K., Tokyo markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates the majority of our sales of those vaccines in those territories.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including SPAH, represented 12% of our LTM revenue.  If SPAH personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets which we believe is not currently being marketed actively.  Should SPAH or a unit of Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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

Revenue from Merck entities, including SPAH, represented approximately 20% and 22% of our total revenue for the three months ended March 31, 2011 and 2010, respectively.  Revenue from Novartis entities represented approximately 12% of our total revenue for the three months ended March 31, 2011.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2011 and 2010.  Merck entities, including SPAH, accounted for 17% of our consolidated accounts receivable at March 31, 2011.  No other single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2011 and 2010.  The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Our future revenues depend on successful product development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The product development and regulatory approval process for many of our potential products is extensive and may take substantially longer than we anticipate.  Research projects may fail.  New products that we may be developing for the veterinary marketplace may not perform consistent with our expectations.  Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates.  If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product.  For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product.  The former is particularly likely where there is no comparable product available or historical use of such a product.  The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent.  If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.  For example, our VitalPath Blood Gas and Electrolyte Analyzer generated less revenue than we anticipated following its launch in May 2010 as placements of this product with customers have not occurred as we expected.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third-party suppliers or termination, cancelation or expiration of such relationships;

•	competition and pricing pressures from competitive products;

•	the introduction of new products by our competitors or by us;

•	large customers failing to purchase at historical levels;

•	fundamental shifts in market demand;

•	manufacturing delays;

•	shipment problems;

•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;

•	regulatory and other delays in product development;

•	product recalls or other issues which may raise our costs;

•	changes in our reputation and/or market acceptance of our current or new products; and

•	changes in the mix of products sold.

We have high operating expenses, including those related to personnel.  Many of these expenses are fixed in the short term and may increase over the course of the coming year.  If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

Obtaining and maintaining regulatory approvals in order to market our products may be costly and delay the marketing and sales of our products.  Failure to meet all regulatory requirements could cause significant losses from affected inventory and the loss of market share.

Many of the products we develop, market or manufacture may subject us to extensive regulation by one or more of the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), the Environmental Protection Agency ("EPA") and foreign and other regulatory authorities.  These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion and sale of some of our products.  Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product.  The decision by a regulatory authority to regulate a currently non-regulated product or product area could significantly impact our revenue and have a corresponding adverse impact on our financial performance and position while we attempt to comply with the new regulation, if such compliance is possible at all.

The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities.  We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products.  Such delays in approval may cause us to forego a significant portion of a new product's sales in its first year due to seasonality and advanced booking periods associated with certain products.  Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.  Difficulties in making established products to all regulatory specifications may lead to significant losses related to affected inventory as well as market share.  For instance, in 2010 we discovered we had produced a significant level of cattle vaccine product in our OVP segment which conformed to regulatory specifications for safety, potency and efficacy but not purity.  We did not ship any related cattle vaccine product in the three months ended June 30, 2010 as we investigated and worked to resolve the situation.  There can be no assurance that our efforts at remediation to ensure this or similar problems will not recur in the future will be successful or that the USDA will not suspend our ability to produce these, similar or other products for an extended time at some point in the future.

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

We completed a 1-for-10 reverse stock split effective December 30, 2010.  The liquidity of our Public Common Stock could be adversely affected by the reduced number of shares resulting from the reverse stock split.  Our reverse stock split may have left certain stockholders with one or more "odd lots", which are stock holdings in fewer than 100 shares of Public Common Stock.  These odd lots may be more difficult to sell and may incur higher brokerage commissions when sold than shares of our Public Common Stock in multiples of 100, reducing liquidity.  Furthermore, due to the increased price per share following our 1-for-10 reverse stock split, certain smaller investors may be unwilling or unable to purchase shares of our Public Common Stock, also reducing liquidity.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended December 31, 2010, our closing stock price has ranged from a low of $3.90 to a high of $9.70 when adjusted for our December 2010 reverse stock split.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Our Public Common Stock is listed on the Nasdaq Capital Market.  The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price.  We completed a 1-for-10 reverse stock split effective December 30, 2010 in order to resolve an ongoing minimum bid price deficiency.  While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements including the minimum bid price, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future.  If we are delisted from the Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and any stockholder's ability to sell our securities in the secondary market.  This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment.  The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. Similarly, we anticipate we will be required to comply with the SEC's mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2011.  We anticipate compliance with this mandate will require a significant time investment, which may preclude some of our employees from spending time on more productive matters.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

 Changes to financial accounting standards may affect our results of operations, cause us to change our business practices or have a negative impact on us if we fail to track such changes.

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FSAB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.

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

HESKA CORPORATION

Date:	May 5, 2011	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 5, 2011	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)