Form 10-Q
period 2011-06-30
HESKA CORP
filed 2011-08-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Yes ☒ No ☐
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
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at August 4 2011 was 5,239,277.

HESKA, ALLERCEPT, AVERT,  E.R.D.-HEALTHSCREEN, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a registered trademark of Heska Corporation in other countries.  ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  SPOTCHEM is a trademark of Arkray, Inc.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2010	June 30, 2011

Current assets:
Cash and cash equivalents	$5,492	$5,707
Accounts receivable, net of allowance for doubtful accounts of $136 and $179 respectively	8,866	9,065
Inventories, net	11,901	11,419
Deferred tax asset, current	53	1,328
Other current assets	967	899
Total current assets	27,279	28,418
Property and equipment, net	5,486	4,998
Goodwill	999	1,128
Deferred tax asset, net of current portion	29,284	27,279
Total assets	$63,048	$61,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,162	$3,516
Accrued liabilities	3,608	3,951
Current portion of deferred revenue	1,811	2,241
Line of credit	3,079	—
Total current liabilities	12,660	9,708
Deferred revenue, net of current portion, and other	4,590	4,379
Total liabilities	17,250	14,087

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,231,245 and 5,239,277 shares issued and outstanding, respectively	52	52
Additional paid-in capital	217,240	217,493
Accumulated other comprehensive income	284	595
Accumulated deficit	(171,778)	(170,404)
Total stockholders' equity	45,798	47,736
Total liabilities and stockholders' equity	$63,048	$61,823

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Revenue, net:
Core companion animal health	$13,731	$14,023	$29,523	$30,464
Other vaccines, pharmaceuticals and products	1,376	3,424	3,278	6,488
Total revenue, net	15,107	17,447	32,801	36,952

Cost of revenue	9,260	9,978	20,749	21,185

Gross profit	5,847	7,469	12,052	15,767

Operating expenses:
Selling and marketing	3,656	3,570	7,692	7,530
Research and development	388	703	845	1,034
General and administrative	2,010	2,309	4,210	4,776
Total operating expenses	6,054	6,582	12,747	13,340
Operating income (loss)	(207)	887	(695)	2,427
Interest and other expense, net	122	142	295	165
Income (loss) before income taxes	(329)	745	(990)	2,262
Income tax expense (benefit):
Current tax expense	14	53	64	159
Deferred tax expense (benefit)	(178)	235	(559)	730
Total income tax expense (benefit)	(164)	288	(495)	889
Net income (loss)	$(165)	$457	$(495)	$1,373

Basic net income (loss) per share	$(0.03)	$0.09	$(0.09)	$0.26
Diluted net income (loss) per share	$(0.03)	$0.09	$(0.09)	$0.26

Weighted average outstanding shares used to compute basic net income (loss) per share	5,217	5,234	5,216	5,233

Weighted average outstanding shares used to compute diluted net income (loss) per share	5,217	5,353	5,216	5,298

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2011

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(495)	$1,373
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,158	1,118
Deferred tax expense (benefit)	(559)	730
Stock-based compensation	160	193
Unrealized (gain)/loss on foreign currency translation	73	92
Changes in operating assets and liabilities:
Accounts receivable	1,637	(155)
Inventories	(1,200)	326
Other current assets	135	83
Accounts payable	(1,046)	(657)
Accrued liabilities	(136)	291
Deferred revenue and other liabilities	(265)	174
Net cash provided by (used in) operating activities	(538)	3,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(180)	(445)
Net cash provided by (used in) investing activities	(180)	(445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40	58
Proceeds from (repayments of) line of credit borrowings, net	1,382	(3,079)
Proceeds from (repayments of) debt, net	(381)	—
Net cash provided by (used in) financing activities	1,041	(3,021)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(159)	113
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164	215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,400	5,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,564	$5,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$92	$26
Non-cash transfer of inventory to property and equipment	$492	$181

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2010	June 30, 2011

Raw materials	$4,203	$4,600
Work in process	3,483	2,839
Finished goods	5,388	4,505
Allowance for excess or obsolete inventory	(1,173)	(525)
	$11,901	$11,419

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three and six months ended June 30, 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three and six months ended June 30, 2011, and therefore excluded, were outstanding options to purchase 889,047 and 1,098,208 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and six months ended June 30, 2011.  All common stock equivalent securities were anti-dilutive for the three and six months ended June 30, 2010, because the Company reported a net loss for that period.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2010 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Risk-free interest rate	1.45%	1.00%	1.44%	1.00%
Expected lives	2.8 years	2.9 years	2.9 years	2.9 years
Expected volatility	68%	82%	68%	82%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2010		Six Months Ended June 30, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,291,634	$11.846	1,341,876	$11.003
Granted at market	104,900	$5.945	74,750	$6.839
Cancelled	(53,459)	$21.572	(67,861)	$12.873
Exercised	(1,199)	$5.834	(3,330)	$4.748
Outstanding at end of period	1,341,876	$11.003	1,345,435	$10.693
Exercisable at end of period	1,142,209	$11.871	1,137,906	$11.567

The estimated fair value of stock options granted during the six months ended June 30, 2011 and 2010 was computed to be approximately $269 and $112 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the six months ended June 30, 2011 and 2010 was computed to be approximately $3.60 and $3.76, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was approximately $2 thousand and $1 thousand, respectively.  The cash proceeds from options exercised during the six months ended June 30, 2011 and 2010 were approximately $16 thousand and $5 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011, excluding outstanding options to purchase an aggregate of 124.3 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 3.17 years, a weighted average exercise price of $13.15 and exercise prices ranging from $3.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2011	Weighted Average Exercise Price
$2.70 - $4.96	304,907	7.44	$4.473	162,665	$4.288
$4.97 - $8.70	249,472	5.03	$7.193	194,567	$7.286
$8.71 - $12.00	269,957	2.78	$9.567	269,332	$9.568
$12.01 - $15.90	270,118	3.58	$13.548	269,493	$13.547
$15.91 - $31.50	250,981	4.52	$19.866	241,849	$19.925
$2.70 - $31.50	1,345,435	4.74	$10.693	1,137,906	$11.567

As of June 30, 2011, there was approximately $618 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.7 years, with approximately $206 thousand to be recognized in the six months ending December 31, 2011 and all the cost to be recognized as of May 2015, assuming all options vest according to the vesting schedules in place at June 30, 2011.  As of June 30, 2011, the aggregate intrinsic value of outstanding options was approximately $2.4 million and the aggregate intrinsic value of exercisable options was approximately $1.5 million.

4.           SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP").  The CCA segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.  These products are sold directly by the Company as well as through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in our OVP segment's assets are transferred at cost and are not recorded as revenue for our OVP segment.  The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2010:
Total revenue	$29,523	$3,278	$32,801
Operating income (loss)	1,164	(1,859)	(695)
Interest expense	86	30	116
Total assets	54,540	8,721	63,261
Net assets	37,938	6,695	44,633
Capital expenditures	110	70	180
Depreciation and amortization	695	463	1,158

Six Months Ended June 30, 2011:
Total revenue	$30,464	$6,488	$36,952
Operating income	1,205	1,222	2,427
Interest expense	39	16	55
Total assets	51,947	9,876	61,823
Net assets	40,576	7,160	47,736
Capital expenditures	166	279	445
Depreciation and amortization	693	425	1,118

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2010:
Total revenue	$13,731	$1,376	$15,107
Operating income (loss)	582	(789)	(207)
Interest expense	54	11	65
Total assets	54,540	8,721	63,261
Net assets	37,938	6,695	44,633
Capital expenditures	22	58	80
Depreciation and amortization	339	230	569

Three Months Ended June 30, 2011:
Total revenue	$14,023	$3,424	$17,447
Operating income	266	621	887
Interest expense	18	4	22
Total assets	51,947	9,876	61,823
Net assets	40,576	7,160	47,736
Capital expenditures	109	239	348
Depreciation and amortization	296	214	510

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations.  Such changes primarily include foreign currency translation items.  Total comprehensive income (loss) for the six months ended June 30, 2011 and 2010 was $1.683 million and ($622) thousand, respectively.  Total comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was $715 thousand and ($221) thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 4, 2011, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended June 30, 2011 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.

The CCA segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 41% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 36% of our LTM revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 41% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 37% of our LTM revenue.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 3% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  We believe poor economic conditions over the past year have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa.  We view this facility as a strategic asset which will allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future.  We are increasingly integrating this facility with our operations elsewhere.  For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there.  CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment.  We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

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

Results of Operations

Revenue

Total revenue increased 13% to $37.0 million for the six months ended June 30, 2011 as compared to $32.8 million for the corresponding period in 2010.  Total revenue increased 15% to $17.4 million for the three months ended June 30, 2011 as compared to $15.1 million for the corresponding period in 2010.

Revenue from our CCA segment was $30.5 million for the six months ended June 30, 2011, an increase of 3% as compared to $29.5 million for the corresponding period in 2010.  Increased revenue from our instrument consumables and our heartworm diagnostic tests internationally, somewhat offset by a decline in revenue from our heartworm preventive and our chemistry instruments domestically, were factors in the increase.  Revenue from our CCA segment was $14.0 million for the three months ended June 30, 2011, an increase of 2% as compared to $13.7 million for the corresponding period in 2010.  Increased revenue from our instrument consumables, somewhat offset by a decline in revenue from our heartworm preventive and our chemistry instruments domestically, were factors in the increase.

Revenue from our OVP segment was $6.5 million for the six months ended June 30, 2011, an increase of $3.2 million as compared to $3.3 million in the corresponding period in 2010.  Revenue from our OVP segment was $3.4 million for the three months ended June 30, 2011, an increase of $2.0 million  as compared to $1.4 million in the corresponding period in 2010.  In both cases, greater sales of cattle vaccines under our contract with AgriLabs and to new customers were factors in the increase.  We became aware of issues producing these cattle vaccine products to appropriate specifications for purity during the first half of 2010 and did not ship any of these cattle vaccine products in the three months ended June 30, 2010 as a result.

We expect 2011 total revenue to increase as compared with 2010.

Cost of Revenue

Cost of revenue totaled $21.2 million for the six months ended June 30, 2011, an increase of $436 thousand or 2% as compared to $20.7 million for the corresponding period in 2010.  Gross profit increased by $3.7 million to $15.8 million for the six months ended June 30, 2011 as compared to $12.1 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 42.7% for the six months ended June 30, 2011 from 36.7% in the prior year period.  The largest factor in the increase was an approximately $1.0 million reserve taken in our OVP segment for cattle vaccine product produced and under review for destruction and replacement in the three months ended March 31, 2010 as discussed above, which did not occur in the three months ended March 31, 2011.

Cost of revenue totaled $10.0 million for the three months ended June 30, 2011, an increase of $718 thousand or 8% as compared to $9.3 million for the corresponding period in 2010.  Gross profit increased by $1.6 million to $7.5 million for the three months ended June 30, 2011 as compared to $5.8 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 42.8% for the three months ended June 30, 2011 from 38.7% in the prior year period.  The largest factor in the increase was a decrease in idle plant expense related to the cattle vaccine product situation discussed above which occurred in the three months ended June 30, 2010 but not the three months ended June 30, 2011.

We expect 2011 Gross Margin to increase in 2011 as compared to 2010.

Operating Expenses

Total operating expenses increased 5% to $13.3 million in the six months ended June 30, 2011 from $12.7 million in the prior year period.  Total operating expenses increased 9% to $6.6 million in the three months ended June 30, 2011 from $6.1 million in the prior year period.

Selling and marketing expenses decreased 2% to $7.5 million in the six months ended June 30, 2011 as compared to the corresponding period in 2010.  Sales force vacancies and lower advertising expenses were factors in the decline.  Selling and marketing expenses decreased 2% to $3.6 million in the three months ended June 30, 2011 as compared to the corresponding period in 2010.  Sales force vacancies were a factor in the decline.

Research and development expenses were $1.0 million for the six months ended June 30, 2011, a 22% increase as compared to $845 thousand in the corresponding period in 2010.  Research and development expenses were $703 thousand for the three months ended June 30, 2011, an increase of $315 thousand as compared to $388 thousand in the corresponding period in 2010.  The largest factor in both cases was a payment to a third party related to a product line we are collaborating to develop with that company.

General and administrative expenses were $4.8 million in the six months ended June 30, 2011, up 13% from $4.2 million in the prior year period.  General and administrative expenses were $2.3 million in the three months ended June 30, 2011, up 15% from $2.0 million in the prior year period.  A greater accrual related to our Management Incentive Plan in the 2011 period as compared to the 2010 period was the largest factor in the increase in both cases.

We expect 2011 operating expenses will be higher than in 2010.

Interest and Other Expense, Net

Interest and other expense, net was $165 thousand in the six months ended June 30, 2011, a decrease of $130 thousand as compared to $295 thousand in the prior year period.  Interest and other expense, net was $142 thousand in the three months ended June 30, 2011, a decrease of $20 thousand as compared to $122 thousand in the prior year period.  This line item can be broken into two components:  net interest expense and net foreign currency gains or losses.  Net interest expense was $25 thousand in the six months ended June 30, 2011, a decrease of $66 thousand from $91 thousand in the prior year period.  Net interest expense was $6 thousand in the three months ended June 30, 2011, a decrease of $49 thousand from $55 thousand in the prior year period.  Lower loan balances was the largest factor in the decline in both cases.  In the six months ended June 30, 2011, net foreign currency loss was $140 thousand, a change of $64 thousand from a net foreign currency loss of $204 thousand in the prior year period.  In the three months ended June 30, 2011, net foreign currency loss was $136 thousand, a change of $69 thousand from a net foreign currency loss of $67 thousand in the prior year period.

We expect interest and other expense, net to decrease in 2011 as compared to 2010 as we expect to have a lower average loan balance in 2011 as compared to 2010 and do not anticipate net foreign currency losses to occur at the same level in 2011 as they did in 2010.

Income Tax Expense (Benefit)

We recognized an income tax expense of $889 thousand  in the six months ended June 30, 2011, a $1.4 million change as compared to a tax benefit of $495 thousand in the prior year period.  We recognized an income tax expense of $288 thousand in the three months ended June 30, 2011, a $452 thousand change as compared to a tax benefit of $164 thousand in the prior year period.

Current tax expense was $159 thousand in the six months ended June 30, 2011, an increase of $95 thousand from $64 thousand in the six months ended June 30, 2010.  For the three months ended June 30, 2011, current tax expense was $53 thousand, an increase of $39 thousand from $14 thousand in the prior year period.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

Deferred tax expense was $730 thousand in the six months ended June 30, 2011, a $1.3 million change from a deferred tax benefit of $559 thousand in the six months ended June 30, 2010.  For the three months ended June 30, 2011, deferred tax expense was $235 thousand, a $413 thousand change from a deferred tax benefit of $178 thousand in the three months ended June 30, 2010.  Deferred tax expense primarily relates to our large domestic NOL position, which provides a tax shield for most federal income taxes we would otherwise pay.

In all cases, the year-over-year increase in recognized tax expense relates to enhanced pre-tax income in the 2011 period versus the 2010 period.

In 2011, we expect higher income tax expense as opposed to 2010 as we expect higher pre-tax income in 2011 as compared to 2010.

Net Income (Loss)

                Net income was $1.4 million in the six months ended June 30, 2011, an increase of approximately $1.9 million compared to a net loss of $495 thousand in the prior year period.  Net income was $457 thousand in the three months ended June 30, 2011, an increase of approximately $622 thousand compared to a net loss of $165 thousand in the prior year period.  The increase in both cases was primarily due to higher revenue and higher Gross Margin, somewhat offset by higher operating expenses, as discussed above.

We expect net income will be higher in 2011 than in 2010, primarily as a result of increased revenue and increased Gross Margin, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the six months ended June 30, 2011, we had net income of $1.4 million.  During the six months ended June 30, 2011, our operations provided cash of approximately $3.6 million.  At June 30, 2011, we had $5.7 million of cash and cash equivalents, $18.7 million of working capital, and $0 of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $3.6 million for the six months ended June 30, 2011 as compared to $538 thousand of cash used by operating activities in the prior year period, a change of approximately $4.1 million.  Major factors in the change were a $1.9 million increase in net income and a related $1.3 million increase in cash provided by deferred income tax expense as we utilized rather than increased our deferred tax assets in the 2011 period, and a $1.5 million increase in cash provided by inventory as we decreased our inventory levels in the 2011 period as opposed to increasing them in the 2010 period.  These were somewhat offset by a $1.8 million change in cash used by accounts receivable as our accounts receivable balance increased in the first six months of 2011 as compared to declining in the first six months of 2010.  Increased revenue was a factor in this change.

Net cash flows from investing activities used cash of $445 thousand in the six months ended June, 2011, an increase of approximately $265 thousand compared to $180 thousand during the corresponding period in 2010.  Expenditures in this area were primarily for the purchase of property and equipment.

Net cash flows used in financing activities were $3.0 million during the six months ended June 30, 2011, a $4.1 million decrease as compared to $1.0 million provided by financing activities during the corresponding period in 2010.  The primary reason for the change was the repayment of outstanding debt under our revolving line of credit during the 2011 period as opposed to an increase of borrowings under our line of credit in the prior year period.  In addition, we repaid $381 thousand of term debt in the 2010 period, with no corresponding term debt to repay in 2011.

At June 30, 2011, we had a $15.0 million asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At June 30, 2011, we had no outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On June 30, 2011, interest was charged at a stated rate of three month LIBOR plus 4.75% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of June 30, 2011.  At June 30, 2011, we had $8.7 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

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

Our financial plan for 2011 indicates that our available cash and cash equivalents, together with cash from operations will be sufficient to fund our operations through 2011 and into 2012.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through borrowings under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted research activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

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

Interest Rate Risk

At June 30, 2011, there was no debt outstanding on our line of credit with Wells Fargo.  We also had approximately $5.7 million of cash and cash equivalents at June 30, 2011, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on June 30, 2011.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $57 thousand based on our outstanding balances as of June 30, 2011.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on June 30, 2011.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $399 thousand.

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

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of June 30, 2011, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our business, financial condition or operating results.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with SPAH, a unit of Merck & Co., Inc. ("Merck"), which grants SPAH exclusive distribution and marketing rights in the U.S. for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  Novartis Agro K.K., Tokyo markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates the majority of our sales of those vaccines in those territories.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including SPAH, represented 11% of our LTM revenue.  If SPAH personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets which we believe is not currently being marketed actively.  Should SPAH or a unit of Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Boule Medical AB, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of two of these suppliers were responsible for more than 15% of our LTM revenue and one was responsible for more than 10% of our LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments other than for our lactate instrument, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

•
Inability to meet minimum obligations.  Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations.  It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity.  Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.  For example, on June 30, 2011 we have a $194 thousand accrued liability on our balance sheet for future payments related to minimum purchase obligations we may make in order to maintain certain product rights.

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

•
High switching costs. In our diagnostic instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument.  If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use.  This would require new testing and compliance inspections prior to sale thus resulting in potential delays.  Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products.  We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

•
Limited capacity or ability to scale capacity.  If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.  If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available.  This could require us to seek or fund new sources of supply, which may be difficult to find or under terms that are less advantageous if available.

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

Revenue from Merck entities, including SPAH, represented approximately 15% and 19% of our total revenue for the six months ended June 30, 2011 and 2010, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2011 and 2010.  No single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2011 and 2010.  Revenue from Merck entities, including SPAH, represented approximately 10% and 14% of our total revenue for the three months ended June 30, 2011 and 2010, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2011 and 2010.

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

The market for companion animal healthcare products is highly fragmented.  Because our CCA proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell all our CCA products primarily to or through veterinarians.  The acceptance of our products by veterinarians is critical to our success.  Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales.

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

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis Inc. ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a company acquired by Pfizer Inc. ("Pfizer") in January 2011.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG ("Novartis"), Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Pfizer is successful in integrating Synbiotics or devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a stand-alone canine heartworm diagnostic test competitive with ours and a heartworm diagnostic test conducted as part of a chemistry profile on its chemistry analyzer.

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

Changes to, differing interpretations of, or changing circumstances under which we apply financial accounting standards may affect our results of operations, cause us to change our business practices or have a negative impact on us if we fail to track such changes.

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FASB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.  Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, in the twelve months ended June 30, 2011, we recognized approximately $1 million in revenue related to large upfront payments received over five years ago from three third parties for certain product rights.  In all three cases, we have deferred the revenue with a related deferred revenue liability on our balance sheet and recognized the revenue over the estimated life of the related agreements, products, patents or technology.  If we are to conclude any or all of the estimated lives of the related agreements, products, patents or technology are to be extended, it could lead to a significant reduction in related revenue recognized in corresponding future periods.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended June 30, 2010, our closing stock price has ranged from a low of $4.15 to a high of $9.96 when adjusted for our December 2010 reverse stock split.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2011, we had an accumulated deficit of $170.4 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders.  Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing.  The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing.  Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies.  We believe the credit markets are particularly restrictive and difficult to obtain funding in versus recent history.  Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement may be important to continue to fund our operations.  Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo in the past.  Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.  Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets.  We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future.  If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

Interpretation of existing legislation, regulations and rules or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment.  The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. Similarly, we are required to comply with the SEC's mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2011.  Compliance with this mandate has required a significant time investment, which may have and may in the future preclude some of our employees from spending time on more productive matters.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

   None.

Item 3.    Defaults upon Senior Securities

   None.

Item 4.    Removed and Reserved

                   None.

Item 5.    Other Information

   None.

Item 6.   Exhibits

(a)	Exhibits

     Number                                              Description
10.1	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.
10.2	Assignment and Second Amendment to Employment Agreement between Registrant, Diamond Animal Health, Inc. and Michael J. McGinley, dated effective as of August 4, 2011.
10.3	Employment Agreement between Registrant and Claudine M. Zachara, dated effective as of August 4, 2011.
                          10.4*                                               Seventh Amendment to Supply and Distribution Agreement between
Registrant and Boule Medical AB, dated June 1, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*    Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
** Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HESKA CORPORATION

Date:	August 5, 2011	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 5, 2011	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

     Number                                           Description
10.1	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.
10.2	Assignment and Second Amendment to Employment Agreement between Registrant, Diamond Animal Health, Inc. and Michael J.McGinley, dated effective as of August 4, 2011.
10.3	Employment Agreement between Registrant and Claudine M. Zachara, dated effective as of August 4, 2011.
                         10.4*                                               Seventh Amendment to Supply and Distribution Agreement between
Registrant and Boule Medical AB, dated June 1, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*   Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
** Furnished electronically with this report.