Form 10-K/A
period 2010-12-31
HESKA CORP
filed 2011-08-19
CIK 1038133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Exhibit 10.32
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Heska Corporation (the “Company”) for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2011 (the “Original Filing”). This Amendment is being filed solely to file the revised redacted version of Exhibit 10.32 to the Original Filing, which has been revised in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Form 10-K.
(1) Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II
HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Other			Balance at
Allowance for doubtful accounts	of Year	Expenses	Additions	Deductions		End of Year
Year ended:
December 31, 2008	$96	$137	—	$(24)	(a)	$209
December 31, 2009	$209	$89	—	$(121)	(a)	$177
December 31, 2010	$177	$57	—	$(98)	(a)	$136

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A (Amendment No. 1) has been identified.

Exhibit
Number		Notes	Description of Document
3	(i)#		Restated Certificate of Incorporation of the Registrant.
3	(ii)#		Certificate of Amendment to Restated Certificate of Incorporation of the Registrant.
3	(iii)#		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of the Registrant.
3	(iv)	(15)	Bylaws of the Registrant.
10.1	*#		1997 Incentive Stock Plan of Registrant, as amended.
10.2	*	(10)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3	*	(10)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4	*	(13)	2003 Equity Incentive Plan, as amended and restated.
10.5	*	(13)	2003 Equity Incentive Plan Option Agreement.
10.6	*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.7	*	(9)	Management Incentive Plan Master Document.
10.8	*#		2011 Management Incentive Plan.
10.9	*#		Director Compensation Policy.
10.10	*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11	*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12	*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13	*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.
10.14	*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.
10.15	*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.16	*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.17	*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18	*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19	*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.
10.20	*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.
10.21		(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.
10.22		(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.23		(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.24		(14)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.25	+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

Exhibit
Number		Notes	Description of Document
10.26	+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.27	+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.28		(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.29	+	(12)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.30	+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.31	+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.32	+		Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.33	+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.34	+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.35		(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.36	+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.37	+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.38	+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.39	+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.40	+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.41	+#		Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.
10.42	+	(10)
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

10.44	+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.45	+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.46	+	(10)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.
10.47	+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.
21.1	#		Subsidiaries of the Company.
23.1	#		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1	#		Power of Attorney (Included on Signature Page of Form 10-K).
31.1	#		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	#		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3			Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.4			Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	##		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

#	Previously filed.

##	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

(14)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.

(15)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2011.

HESKA CORPORATION
By:	/s/ ROBERT B. GRIEVE
Robert B. Grieve
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number		Notes	Description of Document
3	(i)#		Restated Certificate of Incorporation of the Registrant.
3	(ii)#		Certificate of Amendment to Restated Certificate of Incorporation of the Registrant.
3	(iii)#		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of the Registrant.
3	(iv)	(15)	Bylaws of the Registrant.
10.1	*#		1997 Incentive Stock Plan of Registrant, as amended.
10.2	*	(10)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.
10.3	*	(10)	1997 Incentive Stock Plan Outside Directors Option Agreement.
10.4	*	(13)	2003 Equity Incentive Plan, as amended and restated.
10.5	*	(13)	2003 Equity Incentive Plan Option Agreement.
10.6	*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.
10.7	*	(9)	Management Incentive Plan Master Document.
10.8	*#		2011 Management Incentive Plan.
10.9	*#		Director Compensation Policy.
10.10	*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.11	*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.
10.12	*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.
10.13	*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.
10.14	*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.
10.15	*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.
10.16	*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.
10.17	*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.
10.18	*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.
10.19	*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.
10.20	*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.
10.21		(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.
10.22		(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.23		(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.24		(14)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.25	+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.26	+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.

Exhibit
Number		Notes	Description of Document
10.27	+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.28		(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.29	+	(12)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.30	+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.31	+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.32	+		Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.33	+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.
10.34	+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.
10.35		(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.36	+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.
10.37	+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.
10.38	+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.
10.39	+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.
10.40	+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.
10.41	+#		Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.
10.42	+	(10)
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

Exhibit
Number		Notes	Description of Document
10.44	+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.
10.45	+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.
10.46	+	(10)	Distribution Agreement between Registrant and Arkray Global Business, Inc. dated November 1, 2004.
10.47	+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.
21.1	#		Subsidiaries of the Company.
23.1	#		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.
24.1	#		Power of Attorney (Included on Signature Page of Form 10-K).
31.1	#		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	#		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3			Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.4			Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	##		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

#	Previously filed.

##	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

(14)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.

(15)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.