Form 10-Q
period 2011-09-30
HESKA CORP
filed 2011-11-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at November 11, 2011 was 5,239,277.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2010	September 30, 2011

Current assets:
Cash and cash equivalents	$5,492	$7,523
Accounts receivable, net of allowance for doubtful accounts of $136 and $187 respectively	8,866	8,848
Inventories, net	11,901	11,500
Deferred tax asset, current	53	1,299
Other current assets	967	918
Total current assets	27,279	30,088
Property and equipment, net	5,486	4,732
Goodwill	999	1,048
Deferred tax asset, net of current portion	29,284	27,154
Total assets	$63,048	$63,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,162	$4,593
Accrued liabilities	3,608	4,114
Current portion of deferred revenue	1,811	2,182
Line of credit	3,079	—
Total current liabilities	12,660	10,889
Deferred revenue, net of current portion, and other	4,590	4,200
Total liabilities	17,250	15,089

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,231,245 and 5,239,277 shares issued and outstanding, respectively	52	52
Additional paid-in capital	217,240	217,603
Accumulated other comprehensive income	284	394
Accumulated deficit	(171,778)	(170,116)
Total stockholders' equity	45,798	47,933
Total liabilities and stockholders' equity	$63,048	$63,022

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Revenue, net:
Core companion animal health	$14,144	$14,263	$43,667	$44,727
Other vaccines, pharmaceuticals and products	3,491	3,345	6,769	9,833
Total revenue, net	17,635	17,608	50,436	54,560

Cost of revenue	11,042	10,781	31,791	31,966

Gross profit	6,593	6,827	18,645	22,594

Operating expenses:
Selling and marketing	3,912	3,753	11,604	11,283
Research and development	455	311	1,300	1,345
General and administrative	1,861	2,355	6,071	7,131
Total operating expenses	6,228	6,419	18,975	19,759
Operating income (loss)	365	408	(330)	2,835
Interest and other (income) expense, net	(118)	(64)	177	101
Income (loss) before income taxes	483	472	(507)	2,734
Income tax expense (benefit):
Current tax expense (benefit)	(37)	30	27	189
Deferred tax expense (benefit)	279	154	(280)	884
Total income tax expense (benefit)	242	184	(253)	1,073
Net income (loss)	$241	$288	$(254)	$1,661

Basic net income (loss) per share	$0.05	$0.06	$(0.05)	$0.32
Diluted net income (loss) per share	$0.05	$0.05	$(0.05)	$0.31

Weighted average outstanding shares used to compute basic net income (loss) per share	5,224	5,239	5,219	5,235

Weighted average outstanding shares used to compute diluted net income (loss) per share	5,238	5,411	5,219	5,337

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2011

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(254)	$1,661
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,717	1,628
Deferred tax expense (benefit)	(280)	884
Stock-based compensation	251	302
Unrealized (gain)/loss on foreign currency translation	(78)	66
Changes in operating assets and liabilities:
Accounts receivable	(1,712)	34
Inventories	380	162
Other current assets	182	55
Accounts payable	(611)	419
Accrued liabilities	555	481
Deferred revenue and other liabilities	(269)	(69)
Net cash provided by (used in) operating activities	(119)	5,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185)	(622)
Net cash provided by (used in) investing activities	(185)	(622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	43	59
Proceeds from (repayments of) line of credit borrowings, net	787	(3,079)
Proceeds from (repayments of) debt, net	(381)	—
Net cash provided by (used in) financing activities	449	(3,020)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	200	50
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345	2,031
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,400	5,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,745	$7,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$144	$28
Non-cash transfer of inventory to property and equipment	$744	$250

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reported period.  Actual results could differ from those estimates.  Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company's obligations are fulfilled under agreements to license product rights and/or technology rights, in determining the need for, and the amount of, a valuation allowance on certain deferred tax assets and in determining the need for, and the amount of, an accrued liability for future payments related to minimum purchase obligations the Company may make in order to maintain certain product rights.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Inventory manufactured by the Company includes the cost of material, labor and overhead.  If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31, 2010	September 30, 2011

Raw materials	$4,203	$4,664
Work in process	3,483	2,432
Finished goods	5,388	5,015
Allowance for excess or obsolete inventory	(1,173)	(611)
	$11,901	$11,500

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three and nine months ended September 30, 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three and nine months ended September 30, 2011, and therefore excluded, were outstanding options to purchase 708,944 and 924,106 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and nine months ended September 30, 2011.  Common stock equivalent securities that were anti-dilutive for the three and nine months ended September 30, 2010, and therefore excluded, were outstanding options to purchase 1,210,278 and 1,273,888 shares of common stock, respectively.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2010 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Risk-free interest rate	N/A	0.85%	1.44%	0.99%
Expected lives	N/A	3.2 years	2.9 years	3.0 years
Expected volatility	N/A	75%	68%	82%
Expected dividend yield	N/A	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2010		Nine Months Ended September 30, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,291,634	$11.846	1,341,876	$11.003
Granted at market	104,900	$5.945	80,750	$7.045
Cancelled	(53,459)	$21.572	(73,613)	$12.706
Exercised	(1,199)	$5.834	(3,330)	$4.748
Outstanding at end of period	1,341,876	$11.003	1,345,683	$10.688
Exercisable at end of period	1,142,209	$11.871	1,152,925	$11.497

The estimated fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was computed to be approximately $298 thousand and $112 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2011 and 2010 was computed to be approximately $3.69 and $3.76, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was approximately $2 thousand and $2 thousand, respectively.  The cash proceeds from options exercised during the nine months ended September 30, 2011 and 2010 were approximately $16 thousand and $7 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011, excluding outstanding options to purchase an aggregate of 121.9 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 2.92 years, a weighted average exercise price of $13.19 and exercise prices ranging from $3.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2011	Weighted Average Exercise Price
$2.70 - $4.96	304,907	7.18	$4.473	177,679	$4.314
$4.97 - $8.70	249,472	4.77	$7.193	196,015	$7.282
$8.71 - $12.00	270,866	2.72	$9.558	264,366	$9.557
$12.01 - $15.90	269,457	3.34	$13.543	269,019	$13.542
$15.91 - $31.50	250,981	4.27	$19.866	245,846	$19.899
$2.70 - $31.50	1,345,683	4.52	$10.688	1,152,925	$11.497

As of September 30, 2011, there was approximately $518 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.5 years, with approximately $102 thousand to be recognized in the three months ending December 31, 2011 and all the cost to be recognized as of September 2015, assuming all options vest according to the vesting schedules in place at September 30, 2011.  As of September 30, 2011, the aggregate intrinsic value of outstanding options was approximately $1.6 million and the aggregate intrinsic value of exercisable options was approximately $1.0 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2010:
Total revenue	$43,667	$6,769	$50,436
Operating income (loss)	1,355	(1,685)	(330)
Interest expense	119	43	162
Total assets	52,520	11,913	64,433
Net assets	38,259	7,018	45,277
Capital expenditures	114	71	185
Depreciation and amortization	1,040	677	1,717

Nine Months Ended September 30, 2011:
Total revenue	$44,727	$9,833	$54,560
Operating income	1,379	1,456	2,835
Interest expense	107	17	124
Total assets	52,528	10,494	63,022
Net assets	40,743	7,190	47,933
Capital expenditures	218	404	622
Depreciation and amortization	985	643	1,628

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2010:
Total revenue	$14,144	$3,491	$17,635
Operating income	191	174	365
Interest expense	33	13	46
Total assets	52,520	11,913	64,433
Net assets	38,259	7,018	45,277
Capital expenditures	4	1	5
Depreciation and amortization	345	214	559

Three Months Ended September 30, 2011:
Total revenue	$14,263	$3,345	$17,608
Operating income	174	234	408
Interest expense	68	1	69
Total assets	52,528	10,494	63,022
Net assets	40,743	7,190	47,933
Capital expenditures	52	125	177
Depreciation and amortization	292	218	510

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) plus the results of certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations.  Such changes primarily include foreign currency translation items.  Total comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 was $1.8 million and ($72) thousand, respectively.  Total comprehensive income (loss) for the three months ended September 30, 2011 and 2010 was $88 thousand and $550 thousand, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 11, 2011, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 82% of our revenue for the twelve months ended September 30, 2011 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 18% of LTM revenue.

The CCA segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 40% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 30% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 36% of our LTM revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 42% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 37% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Schering-Plough Animal Health Corporation ("SPAH"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 68% and 32%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 2% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance.  Specific allowances are maintained for clients which are determined to have a high degree of collectability risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client's past payment history; (iii) a deterioration in the client's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing.  In addition to the specific allowance, the Company maintains a general allowance for credit risk in its accounts receivable which is not covered by a specific allowance.  The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectable accounts receivable write-offs; and (iii) the overall creditworthiness of the client base.  A considerable amount of judgment is required in assessing the realizability of accounts receivable.  Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  Inventories are written down if the estimated net realizable value of an inventory item is less than its recorded value.  We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for excess/obsolescence inventory.  In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory.  This estimate is based, in part, on our forecasts of future sales and shelf life of product.

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

Results of Operations

Revenue

Total revenue increased 8% to $54.6 million for the nine months ended September 30, 2011 as compared to $50.4 million for the corresponding period in 2010.  Total revenue decreased slightly to $17.6 million for the three months ended September 30, 2011 as compared to the corresponding period in 2010.

Revenue from our CCA segment was $44.7 million for the nine months ended September 30, 2011, an increase of 2% as compared to $43.7 million for the corresponding period in 2010.  Increased revenue from our instrument consumables and our heartworm diagnostic tests internationally, somewhat offset by a decline in revenue from our our chemistry instruments and our hematology instruments domestically, were factors in the increase.  Revenue from our CCA segment was $14.3 million for the three months ended September 30, 2011, an increase of 1% as compared to $14.1 million for the corresponding period in 2010.  Increased revenue from our instrument consumables and domestic sales of our heartworm preventive, somewhat offset by a decline in revenue from our chemistry instruments and our hematology instruments domestically, were factors in the increase.

Revenue from our OVP segment was $9.8 million for the nine months ended September 30, 2011, an increase of $3.1 million as compared to $6.8 million in the corresponding period in 2010.  Greater sales of cattle vaccines under our contract with AgriLabs, sales of new customers, and sales of bulk bovine biologicals were factors in the increase.  Revenue from our OVP segment was $3.3 million for the three months ended September 30, 2011, a decrease of $146 thousand as compared to $3.5 million in the corresponding period in 2010.  Lower sales of cattle vaccines under our contract with AgriLabs, somewhat offset by sales of other cattle products and of bulk bovine biologicals were factors in the decrease.  We became aware of issues producing certain cattle vaccine products sold under our contract with AgriLabs to appropriate specifications for purity during the first half of 2010 and did not ship any of these cattle vaccine products in the three months ended June 30, 2010 as a result.  We obtained regulatory approval for an improved process and began to ship these vaccines again, including to fulfill a backlog, in the three months ended September 30, 2010.  This situation did not recur in the three months ended September 30, 2011.

We expect 2011 total revenue to increase as compared with 2010.

Cost of Revenue

Cost of revenue totaled $32.0 million for the nine months ended September 30, 2011, an increase of $175 thousand or 1% as compared to $31.8 million for the corresponding period in 2010.  Gross profit increased by $4.0 million to $22.6 million for the nine months ended September 30, 2011 as compared to $18.6 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 41.4% for the nine months ended September 30, 2011 from 37.0% in the prior year period.  The largest factor in the increase was an approximately $1.0 million reserve taken in our OVP segment for cattle vaccine product produced and under review for destruction and replacement in the three months ended March 31, 2010 as discussed above, which did not occur in the three months ended March 31, 2011.

Cost of revenue totaled $10.8 million for the three months ended September 30, 2011, a decrease of $261 thousand or 2% as compared to $11.0 million for the corresponding period in 2010.  Gross profit increased by $234 thousand to $6.8 million for the three months ended September 30, 2011 as compared to $6.6 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 38.8% for the three months ended September 30, 2011 from 37.4% in the prior year period.  A shift in product mix to relatively higher margin products was a factor in the increase.

We expect Gross Margin to increase in 2011 as compared to 2010.

Operating Expenses

Total operating expenses increased 4% to $19.8 million in the nine months ended September 30, 2011 from $19.0 million in the prior year period.  Total operating expenses increased 3% to $6.4 million in the three months ended September 30, 2011 from $6.2 million in the prior year period.

Selling and marketing expenses decreased 3% to $11.3 million in the nine months ended September 30, 2011 as compared to $11.6 million in the corresponding period in 2010.  Sales force vacancies and lower commissions were factors in the decline.  Selling and marketing expenses decreased 4% to $3.8 million in the three months ended September 30, 2011 as compared to $3.9 million in the corresponding period in 2010.  Lower commissions were a factor in the decline.

Research and development expenses were $1.3 million for the nine months ended September 30, 2011, a 3% increase as compared to the corresponding period in 2010.  A factor in the increase was a payment to a third party related to a product line we are collaborating to develop with that company.  Research and development expenses were $311 thousand for the three months ended September 30, 2011, a decrease of $144 thousand as compared to $455 thousand in the corresponding period in 2010.  Lower testing costs were a factor in the decrease.

General and administrative expenses were $7.1 million in the nine months ended September 30, 2011, an increase of 17% from $6.1 million in the prior year period.  A greater accrual related to our Management Incentive Plan in the 2011 period as compared to the 2010 period was the largest factor in the increase.  General and administrative expenses were $2.4 million in the three months ended September 30, 2011, up 27% from $1.9 million in the prior year period.  A greater accrual related to our Management Incentive Plan in the 2011 period as compared to the 2010 period and greater legal expenses, primarily related to arbitration proceedings with one of our former distributors, were factors in the increase.

We expect 2011 operating expenses will be higher than in 2010.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $101 thousand in the nine months ended September 30, 2011, an improvement of $76 thousand as compared to $177 thousand in the prior year period.  The largest factor in the improvement was lower net interest expense, primarily a result of lower loan balances.  Interest and other (income) expense, net was ($64) thousand in the three months ended September 30, 2011, a decrease of $54 thousand as compared to ($118) thousand in the prior year period.  The largest factor in the decline was a lower foreign currency gain.

We expect interest and other expense, net to decrease in 2011 as compared to 2010 as we expect to have a lower average loan balance in 2011 as compared to 2010 and do not anticipate net foreign currency losses to occur at the same level in 2011 as they did in 2010.

Income Tax Expense (Benefit)

We recognized an income tax expense of $1.1 million in the nine months ended September 30, 2011, a $1.3 million change as compared to a tax benefit of $253 thousand in the prior year period.  We recognized an income tax expense of $184 thousand in the three months ended September 30, 2011, a $58 thousand change as compared to a tax benefit of $242 thousand in the prior year period.  The lower ratio of total tax expense compared to income (loss) before income taxes results from the impact of non-tax deductible expenses, such as incentive stock option amortization, at relatively low income or loss levels.

Current tax expense was $189 thousand in the nine months ended September 30, 2011, a change of $162 thousand from $27 thousand in the nine months ended September 30, 2010.  For the three months ended September 30, 2011, current tax expense was $30 thousand, a change of $67 thousand from a benefit of $37 thousand in the prior year period.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

Deferred tax expense was $884 thousand in the nine months ended September 30, 2011, a $1.2 million change from a deferred tax benefit of $280 thousand in the nine months ended September 30, 2010.  For the three months ended September 30, 2011, deferred tax expense was $154 thousand, a $125 thousand change from a deferred tax expense of $279 thousand in the three months ended September 30, 2010.  Deferred tax expense primarily relates to our large domestic NOL position, which provides a tax shield for most federal income taxes we would otherwise pay.

In all cases, the year-over-year increase in recognized tax expense relates to enhanced pre-tax income in the 2011 period versus the 2010 period.

In 2011, we expect higher income tax expense as opposed to 2010 as we expect higher pre-tax income in 2011 as compared to 2010.

Net Income (Loss)

Net income was $1.7 million in the nine months ended September 30, 2011, an increase of approximately $1.9 million compared to a net loss of $254 thousand in the prior year period.  The increase was primarily due to higher revenue and higher Gross Margin, somewhat offset by higher operating expenses, as discussed above.  Net income was $288 thousand in the three months ended September 30, 2011, an increase of approximately $47 thousand compared to $241 thousand in the prior year period.  The increase was primarily due to higher Gross Margin, somewhat offset by higher operating expenses, as discussed above.

We expect net income will be higher in 2011 than in 2010, primarily as a result of increased revenue and increased Gross Margin, somewhat offset by increased operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the nine months ended September 30, 2011, we had net income of $1.7 million.  During the nine months ended September 30, 2011, our operations provided cash of approximately $5.6 million.  At September 30, 2011, we had $7.5 million of cash and cash equivalents, $19.2 million of working capital, and $0 of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $5.6 million for the nine months ended September 30, 2011 as compared to $119 thousand of cash used by operating activities in the prior year period, a change of approximately $5.7 million.  Major factors in the change were a $1.9 million increase in net income and a related $1.2 million increase in cash provided by deferred income tax expense as we utilized rather than increased our deferred tax assets in the 2011 period, a $1.7 million increase in cash provided by accounts receivable as we experienced a decrease in days sales outstanding in the 2011 period as compared to an increase in the 2010 period and a $1.0 million increase in cash provided by accounts payable as we experienced an increase in days payable in the 2011 period as compared to a decrease in the 2010 period.

Net cash flows used in investing activities were $622 thousand in the nine months ended September 30, 2011, an increase of approximately $437 thousand compared to $185 thousand used during the corresponding period in 2010.  Expenditures in this area were primarily for the purchase of property and equipment.

Net cash flows used in financing activities were $3.0 million during the nine months ended September 30, 2011, a $3.5 million change as compared to $449 thousand provided by financing activities during the corresponding period in 2010.  The primary reason for the change was the repayment of outstanding debt under our revolving line of credit during the 2011 period as opposed to an increase of borrowings under our line of credit in the prior year period.  In addition, we repaid $381 thousand of term debt in the 2010 period, with no corresponding term debt to repay in 2011.

At September 30, 2011, we had a $15.0 million asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At September 30, 2011, we had no outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On September 30, 2011, interest was charged at a stated rate of three month LIBOR plus 4.75% and was payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of September 30, 2011.  At September 30, 2011, we had $8.5 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

We would consider strategic acquisitions if we felt they were consistent with our strategic direction.  Our primary known short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing revenue, competition, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, any changes required by regulatory bodies to maintain our operations and other factors.

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

Interest Rate Risk

At September 30, 2011, there was no debt outstanding on our line of credit with Wells Fargo.  We also had approximately $7.5 million of cash and cash equivalents at September 30, 2011, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on September 30, 2011.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $75 thousand based on our outstanding balances as of September 30, 2011.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on September 30, 2011.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $386 thousand.

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

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of September 30, 2011, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

We believe three entities cumulatively hold over a third of our total shares outstanding and our stock price has historically experienced high volatility, and could do so in the future.  In addition, our Public Common Stock has certain transfer restrictions which could reduce trading liquidity from what it otherwise would have been and have other undesired effects. Our recently completed 1-for-10 reverse stock split could also reduce liquidity in our stock.

We have three shareholders who each hold more than 5% of our total shares outstanding.  Two of these three shareholders have reduced the number of our shares held in the most recent quarterly 13F-HR filing with the SEC as compared to the preceding quarterly 13F-HR filing with the SEC.  Should any or all of these large shareholders decide to reduce the number of our shares held in the future, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended September 30, 2011, our closing stock price has ranged from a low of $4.15 to a high of $10.19 when adjusted for our December 2010 reverse stock split.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;
• •
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

Revenue from Merck entities, including SPAH, represented approximately 13% and 14% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2011 and 2010.  No single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2011 and 2010.  Revenue from Merck entities, including SPAH, represented approximately 10% of our total revenue for the three months ended September 30, 2011.  Sales to no other single customer accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2011 and 2010.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Boule Medical AB, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of two of these suppliers were responsible for more than 15% of our LTM revenue and one was responsible for more than 10% of our LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments other than for our lactate instrument, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

•
Inability to meet minimum obligations.  Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations.  It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity.  Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.  For example, on September 30, 2011 we have a $430 thousand accrued liability on our balance sheet for future payments related to minimum purchase obligations we may make in order to maintain certain product rights.

•
Changes in economics.  An underlying change in the economics with a supplier, such as a large price increase or new requirement of large minimum purchase amounts, could have a significant, adverse effect on our business, particularly if we are unable to identify and implement an alternative source of supply in a timely manner.

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FASB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.  Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, in the twelve months ended September 30, 2011, we recognized approximately $1 million in revenue related to large upfront payments received over five years ago from three third parties for certain product rights.  In all three cases, we have deferred the revenue with a related deferred revenue liability on our balance sheet and recognized the revenue over the estimated life of the related agreements, products, patents or technology.  If we are to conclude any or all of the estimated lives of the related agreements, products, patents or technology are to be extended, it could lead to a significant reduction in related revenue recognized in corresponding future periods.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

• •	supply of products from third-party suppliers or termination, cancelation or expiration of such relationships; competition and pricing pressures from competitive products;
•	the introduction of new products by our competitors or by us;
•	large customers failing to purchase at historical levels;
•	fundamental shifts in market demand;
•	manufacturing delays;
•	shipment problems;
•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;
•	regulatory and other delays in product development;
•	product recalls or other issues which may raise our costs;
•	changes in our reputation and/or market acceptance of our current or new products; and
•	changes in the mix of products sold.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2011, we had an accumulated deficit of $170.1 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to lose money in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.   Removed and Reserved

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits

     Number                                           Description
10.1*	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.2*	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

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

       HESKA CORPORATION

Date:	November 14, 2011	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 14, 2011	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

     Number                                               Description
10.1*	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.2*	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*      Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**    Furnished electronically with this report.