Form 10-K
period 2011-12-31
HESKA CORP
filed 2012-02-28
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $49,179,493 as of June 30, 2011 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

5,257,840 shares of the Registrant’s Common Stock, $.01 par value, were outstanding at February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Stockholders.

HESKA, ALLERCEPT, AVERT, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF, G2 DIGITAL and VET/IV are trademarks of Heska Corporation. TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation (“SPAH”) in the United States and is a registered trademark of Heska Corporation in other countries. ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC. DRI-CHEM is a registered trademark of FUJIFILM Corporation. SPOTCHEM is a trademark of Arkray, Inc. This Form 10-K also refers to trademarks and trade names of other organizations.

Statement Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2012 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

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

Our business is composed of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products. The Core Companion Animal Health segment (“CCA”) includes diagnostic instruments and supplies as well as single use diagnostic and other tests, vaccines and pharmaceuticals, primarily for canine and feline use. These products are sold directly to veterinarians by us as well as through distribution relationships. The Other Vaccines, Pharmaceuticals and Products segment (“OVP”) includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals and fish. All OVP products are sold by third parties under third party labels. Please refer to Note 9 to our audited consolidated financial statements filed herewith for financial information about each of our segments.

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

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Instruments

We offer a line of veterinary diagnostic and other instruments which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•

Blood Chemistry. The DRI-CHEM 4000 Veterinary Chemistry Analyzer (the “DRI-CHEM 4000”) is a robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The instrument has an additional feature allowing simple, fully automated sample dilution and results calculations. We are supplied this instrument and affiliated test slides and supplies under a contractual agreement with FUJIFILM Corporation (“FUJIFILM”). The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the “DRI-CHEM 7000”) is a line extension of our chemistry offering with higher throughput, multiple patient staging and a “STAT” feature which provides emergency sample flexibility in critical cases. The DRI-CHEM 7000 utilizes the same test slides as the DRI-CHEM 4000 and is manufactured by FUJIFILM. In addition, we continue to service and support our previous chemistry instrument for which we are supplied affiliated test strips and supplies under a contractual agreement with Arkray Global Business, Inc. (“Arkray”).

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

We sell kits to conduct blood testing using our ALLERCEPT Definitive Allergen Panels to third-party veterinary diagnostic laboratories outside of the United States. We also sell products to screen for the presence of allergen-specific IgE to these customers – we sell kits to conduct preliminary blood testing using products based on our ALLERCEPT Definitive Allergen Panels as well as a similar test requiring less technical sophistication, our E-SCREEN Test. Animals testing positive for allergen-specific IgE using these screening tests are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.

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

Pharmaceuticals and Supplements

Heartworm Prevention. We have an agreement with Schering-Plough Animal Health Corporation (“SPAH”), a unit of Merck & Co., Inc. (“Merck”), granting SPAH the distribution and marketing rights in the United States for TRI-HEART Plus Chewable Tablets, our canine heartworm prevention product. TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility.

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

Vaccines and other Biologicals

Allergy Treatment. Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase ALLERCEPT Allergy Treatment Sets for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. Immunotherapy delivered by injection is referred to as subcutaneous immunotherapy. We offer canine, feline and equine subcutaneous immunotherapy treatment products. In February 2012, we announced we had licensed intellectual property to be utilized toward the ongoing development of a proprietary, sublingual (administered under the tongue) therapy treatment for pets suffering with allergies. We believe sublingual therapy offers a convenient alternative to subcutaneous injection, thereby enhancing the likelihood of pet owner compliance.

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

Marketing, Sales and Customer Support

We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. Those veterinarians practice in approximately 24,000 clinics in the United States. In 2011, our products were sold to approximately 12,800 such clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as SPAH in the case of our heartworm preventive. Our outside field organization currently consists of 41 individuals in various parts of the United States. Our inside sales force consists of 19 persons.

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

Manufacturing

The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including key components of our heartworm point-of-care diagnostic tests. Our current chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM. Our hematology instruments and affiliated supplies are manufactured under contract with Boule. Key components of our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products. Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration (“FDA”), and Drug Enforcement Agency (“DEA”) licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our allergy treatment products, our FELINE ULTRANASAL Vaccines and all our OVP segment products at this facility. Our OVP segment’s customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are available from several sources.

Product Development

We are committed to providing innovative products to address health needs of companion animals. We may obtain such products from external sources, external collaboration or internal research and development.

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

Internal research and development is managed on a case-by-case basis. We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $1.7 million, $1.6 million and $1.7 million in the years ended December 31, 2009, 2010 and 2011, respectively, in support of our research and development activities.

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

We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2011, we owned, co-owned or had rights to 183 issued U.S. patents and 4 pending U.S. patent applications expiring at various dates from February 2013 to May 2028. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our corresponding foreign patent portfolio as of December 31, 2011 included 131 issued patents and 14 pending applications in various foreign countries expiring at various dates from June 2012 to January 2027.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and biotechnology and pharmaceutical companies.

Seasonality

We expect to experience less seasonality than we have in the past due to factors including increased instrument consumable revenue, which does not tend to be seasonal, and changes in the timing of certain product promotions. We anticipate the second half of 2012 will be significantly more profitable than the first half of 2012.

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

A number of our animal health products are not regulated. For example, certain products such as our ALLERCEPT panels, as well as other reference lab tests, are not regulated by either the USDA or FDA. Similarly, none of our veterinary instruments requires regulatory approval to be marketed and sold in the United States.

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

Products	Country	Regulated	Agency	Status
ALLERCEPT Allergy Treatment Sets	United States	Yes	USDA	Licensed

FELINE ULTRANASAL FVRC Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CFIA RSADA	Licensed Licensed Licensed

FELINE ULTRANASAL FVRCP Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CFIA RSADA	Licensed Licensed Licensed

SOLO STEP CH	United States	Yes	USDA	Licensed
	EU Canada Japan Australia	No-in most countries Yes Yes Yes	CFIA MAFF ADAFF	Licensed Licensed Licensed

SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CFIA	Licensed Licensed

SOLO STEP FH	United States Australia	Yes Yes	USDA ADAFF	Licensed Licensed

TRI-HEART Plus Heartworm Preventive	United States Japan South Korea	Yes Yes Yes	FDA MAFF NVRQS	Licensed Licensed Licensed

Competition

Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. (“IDEXX”), Abaxis, Inc. (“Abaxis”) and Synbiotics Corporation (“Synbiotics”), a company acquired by Pfizer Inc. (“Pfizer”) in January 2011. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG, Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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

Employees

As of December 31, 2011, we and our subsidiaries employed 277 people, of whom 134 were focused in production and technical and logistical services, including instrumentation service, 94 in sales, marketing and customer support, 43 in general administrative services, such as accounting, and 6 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 28, 2012 are as follows:

	September 30,	September 30,
Name	Age	Position
Robert B. Grieve, Ph.D.	60	Chairman of the Board and Chief Executive Officer
Michael J. McGinley, Ph.D.	51	President and Chief Operating Officer
Jason A. Napolitano	43	Executive Vice President, Chief Financial Officer and Secretary
Joseph P. Aperfine, Jr.	50	Executive Vice President, Sales and Marketing
Nancy Wisnewski, Ph.D.	49	Executive Vice President, Product Development and Customer Support
Michael A. Bent	57	Vice President, Principal Accounting Officer and Controller
Claudine M. Zachara	44	Vice President, Marketing and Communications

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

Joseph P. Aperfine, Jr. was appointed Executive Vice President, Sales and Marketing effective May 1, 2011. Prior to joining Heska, Mr. Aperfine held positions with Banfield The Pet Hospital (“Banfield”), most recently as Chief Learning Officer. Mr. Aperfine was an officer of Banfield since September 2004. Mr. Aperfine was Chief Operating Officer at Merlin Digital Technology, a diagnostic imaging and telemedicine business which shared management and ownership with Banfield, from September 2004 until Merlin’s sale in March 2009. He was Vice President of Sales for Novartis Animal Health from May 2003 to September 2004. Mr. Aperfine was employed by IDEXX Laboratories, Inc. in various positions from March 1996 to May 2003. He holds a B.S. in Engineering from the United States Military Academy and is a former U.S. Army Ranger.

Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Product Development and Customer Support in April 2011. She served as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development. Dr. Wisnewski held various positions in Heska’s Research and Development organization between 1993 and 2005. She holds a Doctorate in Parasitology/Biochemistry from the University of Notre Dame and a B.S. in Biology from Lafayette College.

Michael A. Bent was appointed Vice President, Principal Accounting Officer and Controller in May 2002. From September 1999 until April 2002, he was Corporate Controller. From November 1993 until September 1999, Mr. Bent was Director, Accounting Operations at Coors Brewing Company. Mr. Bent holds a B.S. in accounting from the University of Wyoming. Mr. Bent is a CPA in Colorado and Wyoming.

Claudine M. Zachara was appointed Vice President, Marketing and Communications in October 2009. She previously served as Senior Director, Marketing and Communications from April 2009 to October 2009 and Director of Sales Operations and Communications from January 2007 to April 2009. Ms. Zachara also served in various positions in Heska’s Sales organization between May 2000 and December 2006. Prior to joining Heska, Ms. Zachara held positions with L’Oreal USA. She holds a B.A. degree from Arizona State University.

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

Revenue from Merck entities, including SPAH, represented approximately 13%, 13% and 11% of our total revenue for the twelve months ended December 31, 2011, 2010 and 2009, respectively. Sales to no other single customer accounted for more than 10% of our consolidated revenue for those periods. No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2011 and 2010.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis and Synbiotics, a company acquired by Pfizer in January 2011. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG, Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Pfizer is successful in integrating Synbiotics or devotes its significant commercial and financial resources to growing Synbiotics’ market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that one of our largest competitors, IDEXX, in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

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

We rely on third-party suppliers to manufacture those products we do not manufacture ourselves. Proprietary products provided by these suppliers represent a majority of our revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for key components of our point-of-care diagnostic and other tests as well as for the manufacture of other products.

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products which are responsible for more than 5% of our 2011 revenue are Boule, FUJIFILM and Quidel. None of these suppliers sold us proprietary products which were responsible for more than 20% of our 2011 revenue, although the proprietary products of one of these suppliers was responsible for more than 15% of our 2011 revenue and one was responsible for more than 10% of our 2011 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our veterinary diagnostic instruments other than for our lactate instrument, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•

Loss of exclusivity. In the case of our veterinary diagnostic instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. For example, a third party has gained access to chemistry instrument test strips and supplies for our previous chemistry instrument which are provided to us by Arkray, has increased competition for these products with our customers and such competition may cause us to lose customers and/or significantly decrease our margins in the future. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

We may face legal disputes related to our business. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. We may have to use legal means to collect payment for goods shipped to third parties. For example, we are currently involved in arbitration with a former distributor to whom we gave notice of contract termination in January 2010 regarding matters including amounts past due, for which we have recorded no specific reserves and counterclaims made by the former distributor. A legal dispute leading to an unfavorable ruling or settlement could have significant material adverse consequences on our business.

We may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are likely to be costly, time-consuming and distracting. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third-party patents. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture affected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses or current and future licenses may not be adequate, any of which could substantially harm our business.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2011, we had an accumulated deficit of $169.6 million. We have achieved only two quarters with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products from third-party suppliers or termination, cancelation or expiration of such relationships;

•	competition and pricing pressures from competitive products;

•	the introduction of new products or services by our competitors or by us;

•	large customers failing to purchase at historical levels;

•	fundamental shifts in market demand;

•	manufacturing delays;

•	shipment problems;

•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;

•	regulatory and other delays in product development;

•	product recalls or other issues which may raise our costs;

•	changes in our reputation and/or market acceptance of our current or new products; and

•	changes in the mix of products sold.

We have high operating expenses, including those related to personnel. Many of these expenses are fixed in the short term and may increase over the course of the coming year. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

Our stock price has historically experienced high volatility, and could do so in the future, including experiencing a material price decline resulting from a large sale in a short period of time. In addition, our Public Common Stock has certain transfer restrictions which could reduce trading liquidity from what it otherwise would have been and have other undesired effects. Our recently completed 1-for-10 reverse stock split could also reduce liquidity in our stock.

According to the latest available filings with the SEC, we have one shareholder who holds approximately 15% of our shares outstanding and another who holds approximately 8% of our shares outstanding. Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price. For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2011, our closing stock price has ranged from a low of $4.66 to a high of $10.19. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our shareholders approved an amendment (the “Amendment”) to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward (“NOL”). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. This may cause certain individuals or entities who may have otherwise been willing and able to bid on our stock to not do so, reducing the class of potential acquirers and trading liquidity from what it otherwise might have been. The Amendment could also have an adverse impact on the value of our stock if certain buyers who would otherwise have purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer’s purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our common stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes. For example, we have found FASB’s recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future. Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, in the twelve months ended December 31, 2011, we recognized approximately $1 million in revenue related to large upfront payments received over five years ago from three third parties for certain product rights. In all three cases, we have deferred the revenue with a related deferred revenue liability on our balance sheet and recognized the revenue over the estimated life of the related agreements, products, patents or technology. If we are to conclude any or all of the estimated lives of the related agreements, products, patents or technology are to be extended, it could lead to a significant reduction in related revenue recognized in corresponding future periods.

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our Public Common Stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. We completed a 1-for-10 reverse stock split effective December 30, 2010 in order to resolve an ongoing minimum bid price deficiency. While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements including the minimum bid price, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future. If we are delisted from the Nasdaq Capital Market, our Public Common Stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our Public Common Stock, which could severely limit market liquidity of the Public Common Stock and any stockholder’s ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

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

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which we fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We believe the credit markets are particularly restrictive and difficult to obtain funding in versus recent history. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. Similarly, we are required to comply with the SEC’s mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2012. Compliance with this mandate has required a significant time investment, which may have and may in the future preclude some of our employees from spending time on more productive matters. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation related to claims arising out of our operations. At December 31, 2011, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.” The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market, adjusted for our 1-for-10 reverse stock split effective December 30, 2010, for the periods indicated below:

	September 30,	September 30,
	High	Low
2010
First Quarter	$10.80	$5.20
Second Quarter	9.30	5.50
Third Quarter	6.80	4.10
Fourth Quarter	5.30	4.00
2011
First Quarter	7.23	4.61
Second Quarter	10.04	6.12
Third Quarter	10.28	8.11
Fourth Quarter	8.64	6.53
2012
First Quarter (through February 27)	9.50	6.83

As of February 27, 2012, there were approximately 250 holders of record of our Public Common Stock and approximately 3,700 beneficial stockholders. Historically, we have not declared or paid cash dividends on our capital stock. In the first quarter of 2012, however, our Board of Directors declared a cash dividend of $0.10 per share to the holders of record of our Public Common Stock on March 30, 2012, payable on April 10, 2012. We intend to pay a regular quarterly dividend of $0.10 per share of outstanding Public Common Stock for the foreseeable future at the discretion of our Board of Directors considering available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, anticipated tax treatment as well as other relevant factors.

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2011 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”).

Comparison of Cumulative Total Return Among Heska Corporation,

the Nasdaq Medical Devices Index, the Nasdaq Pharmaceutical Index and the Nasdaq U.S. and Foreign Index

Item 6.	Selected Financial Data.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$67,279	$68,140	$66,449	$55,655	$57,481
Other vaccines, pharmaceuticals and products	15,056	13,513	9,229	9,796	12,584

Total revenue, net	82,335	81,653	75,678	65,451	70,065

Cost of revenue	49,148	52,809	47,219	40,659	40,878

Gross profit	33,187	28,844	28,459	24,792	29,187

Operating expenses:
Selling and marketing	16,109	17,640	14,524	14,726	15,167
Research and development	2,679	1,951	1,718	1,597	1,650
General and administrative	8,925	8,917	8,173	8,111	9,121
Restructuring expenses	—	785	—	—	—
Other	(47)	232	—	—	—

Total operating expenses	27,666	29,525	24,415	24,434	25,938

Operating income (loss)	5,521	(681)	4,044	358	3,249
Interest and other (income) expense, net	588	640	306	289	(117)

Income (loss) before income taxes	4,933	(1,321)	3,738	69	3,366
Income tax expense (benefit)	(29,875)	(471)	1,496	51	1,221

Net income (loss)	$34,808	$(850)	$2,242	$18	$2,145

Basic net income (loss) per share	$6.81	$(0.17)	$0.43	$0.00	$0.41

Diluted net income (loss) per share	$6.27	$(0.17)	$0.43	$0.00	$0.40

Shares used for basic net income (loss) per share	5,110	5,167	5,207	5,220	5,237
Shares used for diluted net income (loss) per share	5,551	5,167	5,212	5,254	5,338

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,524	$4,705	$5,400	$5,492	$6,332
Total current assets	35,127	31,290	28,493	27,279	28,891
Property and equipment, net	10,669	8,509	6,349	5,486	4,869
Total assets	75,591	70,438	64,134	63,048	61,894
Line of credit	12,614	11,042	4,201	3,079	—
Current portion of long-term debt and capital leases	776	770	381	—	—
Total current liabilities	25,195	22,228	14,107	12,660	9,289
Long-term debt and capital leases	1,151	381	—	—	—
Long-term deferred revenue and other	6,362	5,306	4,972	4,590	4,166
Total stockholders’ equity	42,883	42,523	45,055	45,798	48,439

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on February 27, 2012, and we undertake no duty and do not intend to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health, which represented 82% of our 2011 revenue, and Other Vaccines, Pharmaceuticals and Products which represented 18% of our 2011 revenue.

The Core Companion Animal Health segment (“CCA”) includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic and other instruments and supplies represented approximately 40% of our 2011 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 30% of our 2011 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our revenue was from new hardware. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our diagnostic instruments and supplies are furnished to us by third parties, who typically own the product rights and sell the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenue from consumables, represented approximately 36% of our 2011 revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 42% of our 2011 revenue. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 37% of our 2011 revenue.

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

All our CCA products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through distribution relationships, such as our corporate agreement with SPAH, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 67% and 33% of Core Companion Animal Health 2011 revenue, respectively.

We intend to increase profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment increased by $1.8 million, or 3%, in 2011 as compared to 2010. We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
	(in thousands except per share amounts)
Consolidated Statement of Income Data:
Revenue:
Core companion animal health	$66,449	$55,655	$57,481
Other vaccines, pharmaceuticals and products	9,229	9,796	12,584

Total revenue, net	75,678	65,451	70,065

Cost of revenue	47,219	40,659	40,878

Gross profit	28,459	24,792	29,187

Operating expenses:
Selling and marketing	14,524	14,726	15,167
Research and development	1,718	1,597	1,650
General and administrative	8,173	8,111	9,121

Total operating expenses	24,415	24,434	25,938

Operating income	4,044	358	3,249
Interest and other (income) expense, net	306	289	(117)

Income before income taxes	3,738	69	3,366
Income tax expense	1,496	51	1,221

Net income	$2,242	$18	$2,145

Basic net income per share	$0.43	$0.00	$0.41

Diluted net income per share	$0.43	$0.00	$0.40

Revenue

Total revenue increased 7% to $70.1 million in 2011 compared to $65.5 million in 2010. Total revenue decreased 14% to $65.5 million in 2010 compared to $75.7 million in 2009.

CCA segment revenue increased 3% to $57.5 million in 2011 compared to $55.7 million in 2010. Key factors in the increase were greater sales of our instrument consumables, our canine heartworm preventive and international sales of our canine heartworm diagnostic tests, somewhat offset by lower revenue from our hematology instruments and our chemistry instruments. CCA segment revenue decreased 16% to $55.7 million in 2010 compared to $66.4 million in 2009. The largest factor in this decline was lower sales of consumables for our handheld blood analysis instruments which declined by $9.3 million in 2010 compared to 2009, primarily due to the loss of supply following cancellation of the underlying contract by our supplier. Other factors in the decline were lower sales of our heartworm diagnostic tests internationally and lower sales of our IV pumps.

OVP segment revenue increased 28% to $12.6 million in 2011 compared to $9.8 million in 2010. Greater sales of cattle vaccines to new customers, greater sales of cattle vaccines under our contract with AgriLabs and greater sales of other cattle vaccines, somewhat offset by lower sales of bulk bovine biologicals, were key factors in the increase. OVP segment revenue increased 6% to $9.8 million in 2010 compared to $9.2 million in 2009. Greater sales of bulk bovine and other biologicals were key factors in the increase. This was somewhat offset by lower sales of cattle vaccines under our contract with AgriLabs. We had issues producing cattle vaccines to appropriate specifications and, as a result, did not ship any related cattle vaccine products in the three months ended June 30, 2010 and replaced certain cattle vaccine inventory with new cattle vaccine inventory in the three months ended December 31, 2010.

We expect 2012 total revenue to increase as compared with 2011.

Cost of Revenue

2011 Cost of revenue was $40.9 million, an increase of 1% compared to $40.7 million in 2010. Gross profit increased 18% to $29.2 million in 2011 from $24.8 million in 2010. Gross Margin, i.e. gross profit divided by total revenue, increased to 41.7% in 2011 from 37.9% in 2010. The largest factor was approximately $1.4 million in net costs for destroyed product, replacement product and related reserves in our OVP segment regarding regulatory issues with certain of our cattle vaccines which was recognized in 2010, but not 2011.

2010 Cost of revenue was $40.7 million, a decrease of 14% compared to $47.2 million in 2009. Gross profit decreased 13% to $24.8 million in 2010 from $28.5 million in 2009. Gross Margin, i.e. gross profit divided by total revenue, increased to 37.9% in 2010 from 37.6% in 2009. A key factor in the increase was product mix, where the overall sales shift was toward higher margin products. This was somewhat offset by approximately $1.4 million in net costs for destroyed product, replacement product and related reserves in our OVP segment regarding regulatory issues with certain of our cattle vaccines.

We expect Gross Margin to increase in 2012 as compared to 2011.

Operating Expenses

Selling and marketing expenses increased by 3% to $15.2 million in 2011 compared to $14.7 million in 2010. Greater recruiting and relocation costs related to the expansion of our sales force and increased spending related to product marketing programs were factors in the increase. Selling and marketing expenses increased by 1% to $14.7 million in 2010 compared to $14.5 million in 2009. Spending related to the full launch of our new blood gas analyzer in 2010 was a factor in the increase.

Research and development expenses increased by $53 thousand to $1.7 million in 2011 from $1.6 million in 2010. A factor in the increase was a payment to a third party related to a product line we are collaborating to develop with that company. Research and development expenses decreased by $121 thousand to $1.6 million in 2010 from $1.7 million in 2009. A factor in the decline was lower spending on research and development resources, such as laboratory supplies.

General and administrative expenses were $9.1 million in 2011, a 12% increase as compared to $8.1 million in 2010. The largest factor in the increase was a Management Incentive Plan (“MIP”) expense in 2011 related to the achievement of certain objectives, which did not occur in 2010. General and administrative expenses were $8.1 million in 2010, a 1% decline as compared to $8.2 million in 2009. A factor in the decline was no MIP payouts were earned in 2010 while there was an MIP payout earned in 2009.

We expect 2012 operating expenses will be higher than in 2011.

Interest and Other Expense, Net

Interest and other expense, net was income of $117 thousand in 2011, as compared to an expense of $289 thousand in 2010 and an expense of $306 thousand in 2009. This line item can be broken into two components: net interest expense and net foreign currency gains and losses. Net interest was income of $144 thousand in 2011, as compared to expense of $131 thousand in 2010 and expense of $343 thousand in 2009. The largest factor in the improvement from 2010 to 2011 was $207 thousand in interest income from an arbitration judgment which is described in greater detail below in “Liquidity, Capital Resources and Financial Condition”. The largest factor in the decrease in net interest expenses between 2010 as compared to 2009 was lower loan balances and lower market interest rates, somewhat offset by an increased interest rate spread negotiated with Wells Fargo in December 2008. Net foreign currency losses were $27 thousand in 2011 and $158 thousand in 2010 and net foreign currency gains were $37 thousand in 2009.

We expect interest and other expense, net to be a net expense in 2012 as we have a $100 thousand minimum interest expense under our agreement with Wells Fargo and we do not anticipate we will experience interest income at the same level as in 2011, which resulted primarily from interest awarded in an arbitration judgment.

Income Tax Expense (Benefit)

In 2011, we had total income tax expense of $1.2 million, including $1.1 million in domestic deferred income tax expense, a non-cash expense, and $165 thousand in current income tax expense, the majority of which related to state income taxes. In 2010, we had $61 thousand of current tax expense and $10 thousand in deferred tax benefit, resulting in total income tax expense of $51 thousand. The largest component of 2010 current tax expense relates to the profitable operating performance of our Swiss subsidiary. Domestically, the effect of permanent differences between tax and GAAP accounting, such as incentive stock option amortization, at low profitability levels tends to raise the implied tax rate and contributed to our unusually high 74% tax rate. In 2009, domestic deferred income tax expense, a non-cash expense, represented $1.3 million of our $1.5 million total income tax expense and current tax expense of $205 thousand represented the balance.

In 2012, we expect higher income tax expense as compared to 2011 as we expect higher pre-tax income in 2012 as compared to 2011.

Net Income (Loss)

Our 2011 net income was $2.1 million as compared to 2010 net income of $18 thousand and net income of $2.2 million in 2009. Increased revenue and improved Gross Margin, somewhat offset by higher operating expenses, were key factors in the improvement from 2010 to 2011. Lower year-over-year revenue was the key factor in the decline in net income between 2010 and 2009.

We expect net income will be higher in 2012 than in 2011, primarily as a result of increased revenue and improved Gross Margin, somewhat offset by higher operating expenses.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2011, we had net income of $2.1 million. In 2011, net cash provided by operations was $4.9 million. At December 31, 2011, we had $6.3 million of cash and cash equivalents, working capital of $19.6 million and no outstanding borrowings under our revolving line of credit, discussed below.

In the fourth quarter of 2011, we received an arbitration judgment in a dispute with one of our former distributors to whom we gave notice of contract termination in January 2010. The dispute was regarding matters including amounts past due and counterclaims by our former distributor. We were awarded a net judgment in excess of $1 million, which was received prior to year end 2011. Included in the amount ordered by the arbiter were over $628 thousand in principal, which was credited against the affiliated receivable, $207 thousand in interest, which we recognized as interest income in the fourth quarter of 2011 and $306 thousand in reimbursed legal and other expenses, which were credited against our general and administrative expenses in the fourth quarter of 2011.

Net cash flows from operating activities provided cash of $4.9 million in 2011 as compared to $1.9 million in 2010. Key factors in the change were an improvement of $2.1 million in net income, a $1.1 million increase in cash provided by deferred tax expense, which is a non-cash charge, and a $573 thousand improvement in cash provided by accounts receivable, with the payment resulting from arbitration in the fourth quarter of 2011 as a key factor in this change. These were somewhat offset by $373 thousand greater cash used by accounts payable and accrued liabilities and other, related to the timing of payments, and $246 thousand in lower depreciation and amortization expense, primarily related to lower depreciation on instrument units available for customer rental. Net cash flows from operating activities provided cash of $1.9 million in 2010 as compared to providing cash of $8.6 million in 2009. The largest factor in the change was a $3.8 million decrease in cash provided from inventory as we did not lower our inventory level at year end 2010 compared to year end 2009 as much as in 2009 compared to 2008, and we had a greater non-cash transfer of inventory to property and equipment in 2010 as compared to 2009. Other major factors in the change were a $2.2 million decrease in cash provided by net income resulting from our operating performance and a $1.3 million decrease in cash provided by deferred tax benefit resulting from our lower level of profitability in 2010. This was somewhat offset by a $1.4 million decline in cash used by deferred revenue and other, primarily relating to lower contractual prepayments near year end and lower upfront payment amortization scheduled for 2010 versus 2009.

Net cash flows from investing activities used cash of $1.1 million in 2011 as compared to using cash of $620 thousand in 2010 and using cash of $276 thousand in 2009. Purchases of property and equipment increased $465 thousand in 2011 as compared to 2010 and $344 thousand in 2010 as compared to 2009, primarily due to greater property and equipment purchases in our OVP segment.

Net cash flows from financing activities used cash of $3.0 million in 2011, used cash of $1.4 million in 2010 and used cash of $7.6 million in 2009. In 2011, we used cash to fully repay our remaining $3.1 million in line of credit borrowings, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises. In 2010, we used cash to reduce our borrowings under our line of credit by $1.1 million and repay the remaining principal on term debt of $381 thousand, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises. In 2009, we used cash to reduce our borrowings under our line of credit by $6.8 million and repay principal on term debt of $770 thousand, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan. We repaid more debt under our revolving line of credit in 2011 and 2009 as compared to 2010 primarily because we had greater cash provided by operating activities in 2011 and 2009 as compared to 2010.

At December 31, 2011, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013. At December 31, 2011, there were no borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As a result of an amendment to our agreement with Wells Fargo signed in December 2011, on December 31, 2011, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and was to be payable monthly. We expect any interest on borrowings due after February 2012 to be charged at a stated rate of three month LIBOR plus 2.75% based on the terms of our agreement with Wells Fargo. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2011. At December 31, 2011, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $8.7 million.

In the first quarter of 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of record of our Public Common Stock on March 30, 2012, payable on April 10, 2012. We intend to pay a regular quarterly dividend of $0.10 per share of outstanding Public Common Stock for the foreseeable future at the discretion of our Board of Directors considering available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, anticipated tax treatment as well as other relevant factors.

We would consider strategic acquisitions if we felt they were consistent with our strategic direction. Our Board of Directors has considered, and may consider in the future, a stock buyback as an alternative use of our cash. Our primary short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations. Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market, sell and distribute our products, are successful in increasing our revenue, competition, the extent to which currently planned products and/or technologies under development are successfully developed, launched and sold, any changes required by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2012 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2012 and into 2013. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted hiring activities or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

A summary of our contractual obligations at December 31, 2011 is shown below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating leases	17,334	1,891	3,144	2,835	9,464
Unconditional purchase obligations	13,849	2,399	5,550	5,900	—

Total contractual cash obligations	$31,183	$4,290	$8,694	$8,735	$9,464

In addition to those agreements considered above where our contractual obligation is fixed, we are party to commercial agreements which may require us to make milestone payments under certain circumstances. Any milestone obligations which we believe are likely to be triggered but are not yet paid are included in “Unconditional Purchase Obligations” in the table above. We do not believe other potential milestone obligations, some of which we consider to be of remote likelihood of ever being triggered, will have a material impact on our liquidity, capital resources or financial condition in the foreseeable future.

Net Operating Loss Carryforwards

As of December 31, 2011, we had a net domestic operating loss carryforward, or NOL, of approximately $145.6 million, a domestic alternative minimum tax credit carryforward of approximately $228 thousand and a domestic research and development tax credit carryforward of approximately $553 thousand for federal tax purposes. Our federal NOL is expected to expire as follows if unused: $32.2 million at the end of 2012, $107.6 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.

Recent Accounting Pronouncements

In 2011 the FASB amended the provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only.

In 2011 the FASB amended the provisions of the Intangibles-Goodwill and Other topic of the FASB Codification. The provision will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. These amended provisions are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to enact early adoption of this amendment, which did not affect our 2011 Consolidated Financial Statements.

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

Interest Rate Risk

At December 31, 2011, there was no debt outstanding on our line of credit with Wells Fargo. At December 31, 2011, we had no borrowings on our line of credit. We also had approximately $6.3 million of cash and cash equivalents at December 31, 2011, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2011. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $63 thousand based on our outstanding balances as of December 31, 2011.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2011.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros and Japanese Yen, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our 2011 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $310 thousand.

Item 8.	Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heska Corporation

Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and its subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ehrhardt Keefe Steiner & Hottman PC

February 28, 2012

Denver, Colorado

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	September 30,
	December 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$5,492	$6,332
Accounts receivable, net of allowance for doubtful accounts of $136 and $174, respectively	8,866	7,938
Inventories, net	11,901	12,401
Deferred tax asset, current	53	1,170
Other current assets	967	1,050

Total current assets	27,279	28,891
Property and equipment, net	5,486	4,869
Goodwill	999	1,000
Deferred tax asset, net of current portion	29,284	27,134

Total assets	$63,048	$61,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,162	$3,999
Accrued liabilities	3,087	2,311
Accrued compensation	521	1,077
Current portion of deferred revenue	1,811	1,902
Line of credit	3,079	—

Total current liabilities	12,660	9,289
Deferred revenue, net of current portion, and other	4,590	4,166

Total liabilities	17,250	13,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 5,231,245 and 5,250,328 shares issued and outstanding, respectively	52	52
Additional paid-in capital	217,240	217,778
Accumulated other comprehensive income	284	242
Accumulated deficit	(171,778)	(169,633)

Total stockholders’ equity	45,798	48,439

Total liabilities and stockholders’ equity	$63,048	$61,894

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
Revenue:
Core companion animal health	$66,449	$55,655	$57,481
Other vaccines, pharmaceuticals and products	9,229	9,796	12,584

Total revenue, net	75,678	65,451	70,065

Cost of revenue	47,219	40,659	40,878

Gross profit	28,459	24,792	29,187

Operating expenses:
Selling and marketing	14,524	14,726	15,167
Research and development	1,718	1,597	1,650
General and administrative	8,173	8,111	9,121

Total operating expenses	24,415	24,434	25,938

Operating income	4,044	358	3,249
Interest and other (income) expense, net	306	289	(117)

Income before income taxes	3,738	69	3,366
Income tax expense:
Current income tax expense	205	61	165
Deferred income tax expense (benefit)	1,291	(10)	1,056

Total income tax expense	1,496	51	1,221

Net income	$2,242	$18	$2,145

Basic net income per share	$0.43	$0.00	$0.41

Diluted net income per share	$0.43	$0.00	$0.40

Weighted average outstanding shares used to compute basic net income per share	5,207	5,220	5,237

Weighted average outstanding shares used to compute diluted net income per share	5,212	5,254	5,338

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	000000	000000	000000	000000	000000	000000
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2009	5,201	$52	$216,463	$46	$(174,038)	$42,523
Issuance of common stock related to options, ESPP and other	15	—	53	—	—	53
Recognition of stock based compensation	—	—	313	—	—	313
Comprehensive net income:
Net income	—	—	—	—	2,242	2,242
Minimum pension liability adjustments	—	—	—	(132)	—	(132)
Unrealized (loss) on available for sale investments	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	57	—	57

Comprehensive net income	—	—	—	—	—	2,166

Balances, December 31, 2009	5,216	52	216,829	(30)	(171,796)	45,055
Issuance of common stock related to options, ESPP and other	15	—	75	—	—	75
Recognition of stock based compensation	—	—	336	—	—	336
Comprehensive net income:
Net income	—	—	—	—	18	18
Minimum pension liability adjustments	—	—	—	22	—	22
Unrealized gain on available for sale investments	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	288	—	288

Comprehensive net income	—	—	—	—	—	332

Balances, December 31, 2010	5,231	52	217,240	284	(171,778)	45,798
Issuance of common stock related to options, ESPP and other	19	—	124	—	—	124
Recognition of stock based compensation	—	—	414	—	—	414
Comprehensive net income:
Net income	—	—	—	—	2,145	2,145
Minimum pension liability adjustments	—	—	—	(8)	—	(8)
Unrealized (loss) on available for sale investments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)

Comprehensive net income	—	—	—	—	—	2,103

Balances, December 31, 2011	5,250	$52	$217,778	$242	$(169,633)	$48,439

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	000000	000000	000000
	Year Ended December 31,
	2009	2010	2011
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$2,242	$18	$2,145
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,565	2,298	2,052
Deferred tax (benefit) expense	1,291	(10)	1,056
Stock based compensation	313	336	414
Unrealized (gain) loss on foreign currency translation	126	(12)	10
Changes in operating assets and liabilities:
Accounts receivable	292	356	929
Inventories	3,103	(699)	(850)
Other current assets	40	(44)	(93)
Accounts payable	268	(10)	(164)
Accrued liabilities and other	(55)	(40)	(259)
Income taxes payable	38	(38)	—
Deferred revenue and other	(1,608)	(214)	(352)

Net cash provided by (used in) operating activities	8,615	1,941	4,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(276)	(620)	(1,084)

Net cash provided by (used in) investing activities	(276)	(620)	(1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	53	75	124
Proceeds from (repayments of) line of credit borrowings, net	(6,841)	(1,123)	(3,079)
Repayments of debt and capital lease obligations	(770)	(381)	—

Net cash provided by (used in) financing activities	(7,558)	(1,429)	(2,955)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(86)	200	(9)

INCREASE IN CASH AND CASH EQUIVALENTS	695	92	840

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,705	5,400	5,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,400	$5,492	$6,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$409	$162	$28

Cash paid for income taxes	$87	$107	$214

Non-cash transfer of inventory to property and equipment	$128	$815	$351

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 506,016 and 556,173 Euros at December 31, 2010 and 2011, respectively. The Company held 38,539,410 and 9,685,521 Yen at December 31, 2010 and 2011, respectively. The Company held 217,356 and 330,533 Swiss Francs at December 31, 2010 and 2011, respectively. The majority of the Company’s cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company’s revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of the Company’s line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2010 and 2011, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2010	2011
Raw materials	$4,203	$5,580
Work in process	3,483	2,505
Finished goods	5,388	5,043
Allowance for excess or obsolete inventory	(1,173)	(727)

	$11,901	$12,401

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following (in thousands):

	September 30,	September 30,	September 30,
	Estimated	December 31,
	Useful Life	2010	2011
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	27,302	28,617
Leasehold and building improvements	7 to 15 years	5,322	5,322
Construction in progress		385	463

		36,064	37,457
Less accumulated depreciation and amortization		(30,578)	(32,588)

		$5,486	$4,869

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period. During 2009, 2010 and 2011, total costs transferred from inventory were approximately $128 thousand, $815 thousand and $351 thousand, respectively.

Depreciation and amortization expense for property and equipment was $2.6 million, $2.3 million and $2.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary. This goodwill is reviewed at least annually for impairment. This impairment assessment is completed at the Heska AG reporting unit level. The Company completed its annual analysis estimating that the fair value of the reporting unit exceeds the carrying value of the goodwill at December 31, 2011 and determined there was no indicated impairment of its goodwill. The key inputs to the estimated fair value included historical and 2012 budgeted operating income, net income and cash flows for the reporting unit. At December 31, 2010 and 2011, goodwill was approximately $1.0 million, and was included in the assets of the Core Companion Animal Health segment. The change in carrying value of the goodwill between years was solely due to foreign currency rate changes. There can be no assurance that future goodwill impairments will not occur.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and other allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. The Company maintains an allowance for sales returns based upon its customer policies and historical experience. Shipping and handling costs charged to customers are included as revenue, and the related costs are recorded as a component of cost of products sold.

In addition to its direct sales force, the Company utilizes distributors to sell its products. Distributors purchase goods from the Company, take title to those goods and resell them to their customers in the distributors’ territory.

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. The Company has not received any significant up-front payments in 2009, 2010 or 2011. Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.

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

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (see Note 8) are reflected in cost of products sold as incurred.

Stock-Based Compensation

During the years ended December 31, 2009, 2010 and 2011, the Company’s income from operations and income before income taxes were reduced by $313 thousand, $336 thousand and $414 thousand, respectively, and net income was reduced by $233 thousand, $287 thousand and $348 thousand, respectively, for compensation related to stock options issued. Basic and diluted earnings per share were reduced by $0.04 and $0.04 in 2009, $0.05 and $0.05 in 2010 and $0.07 and $0.07 in 2011. For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities. At December 31, 2011, the Company had two stock-based compensation plans. See Note 6 for a description of these plans and additional disclosures regarding the plans.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $471 thousand, $735 thousand and $621 thousand for the years ended December 31, 2009, 2010 and 2011, respectively.

Income Taxes

The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates, in each tax jurisdiction, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Deferred tax assets are reduced by a valuation allowance based on a judgmental assessment of available evidence if the Company is unable to conclude that it is more likely than not that some or all of the deferred tax assets will be realized.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. At December 31, 2009, 2010 and 2011, securities that have been excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 1,259,721, 1,121,264 and 1,029,151 shares, respectively, of the Company’s common stock. Securities included in the diluted net income per share calculation at December 31, 2009, 2010, and 2011 using the treasury stock method, were outstanding options to purchase approximately 3 thousand, 34 thousand and 101 thousand shares of the Company’s common stock, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss), as shown in the Consolidated Statements of Stockholders’ Equity, includes net income adjusted for the results of certain stockholders’ equity changes. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2011, Accumulated Other Comprehensive Income (Loss) consists of $838 thousand gain for cumulative translation adjustments, $609 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments. At December 31, 2010, Accumulated Other Comprehensive Income (Loss) consists of $851 thousand gain for cumulative translation adjustments, $589 thousand loss for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments. At December 31, 2009, Accumulated Other Comprehensive Income (Loss) consists of $564 thousand gain for cumulative translation adjustments, $611 thousand loss for unrealized pension liability and $17 thousand of unrealized gain on available for sale investments.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate component of stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.

Recent Accounting Pronouncements

In 2011 the FASB amended the provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment will not have a material effect on the Company’s Consolidated Financial Statements.

In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on the Company’s Consolidated Financial Statements as the amendment impacts presentation only.

In 2011 the FASB amended the provisions of the Intangibles-Goodwill and Other topic of the FASB Codification. The provision will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. These amended provisions are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to enact early adoption of this amendment, which did not affect the Company’s 2011 Consolidated Financial Statements.

3. CREDIT FACILITY

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires December 31, 2013. The agreement includes a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2011 of LIBOR plus 3.75% (4.05%). There is an annual minimum interest charge of $100 thousand under the agreement. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum capital, quarterly minimum net income and monthly minimum liquidity. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2011, there were no borrowings outstanding and there was approximately $8.7 million available capacity for borrowings under the line of credit agreement.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Interest and other expense (income):
Interest income	$(64)	$(58)	$(268)
Interest expense	407	189	124
Other, net	(37)	158	27

	$306	$289	$(117)

5. INCOME TAXES

As of December 31, 2011, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $145.6 million, a domestic alternative minimum tax credit carryforward of approximately $228 thousand and domestic research and development tax credit carryforward of approximately $553 thousand for federal tax purposes. The Company’s federal NOL is expected to expire as follows if unused: $32.2 million at the end of 2012, $107.6 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2008 – 2010 remain open to examination by the federal Internal Revenue Service and the tax years 2007 – 2010 remain open for various state taxing authorities.

The components of income (loss) before income taxes were as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011

Domestic	$3,576	$(101)	$3,189
Foreign	162	170	177

	$3,738	$69	$3,366

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	September 30,	September 30,
	December 31,
	2010	2011
Current deferred tax assets:
Inventory	$453	$289
Accrued compensation	226	237
Net operating loss carryforwards – domestic	618	1,151
Other	795	862

	2,092	2,539
Valuation allowance	(2,039)	(1,369)

Total current deferred tax assets	$53	$1,170

Noncurrent deferred tax assets:
Research and development tax credit	$352	$553
Alternative minimum tax credit	257	228
Deferred revenue	2,198	1,840
Property and equipment	1,873	1,932
Net operating loss carryforwards – domestic	58,419	52,456

	63,099	57,009
Valuation allowance	(33,815)	(29,875)

Total noncurrent deferred tax assets (liabilities)	$29,284	$27,134

The components of the income tax expense (benefit) are as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011

Current income tax expense (benefit):
Federal	$69	$7	$37
State	91	16	90
Foreign	45	38	38

Total current expense (benefit)	205	61	165

Deferred income tax expense (benefit):
Federal	1,148	(9)	977
State	143	(1)	79
Foreign	—	—	—

Total deferred expense (benefit)	1,291	(10)	1,056

Total income tax expense (benefit)	$1,496	$51	$1,221

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	3%	52%	3%
Other permanent differences	2%	121%	3%
Domestic NOL utilization	—	—	—
Change in tax rate	31%	40%	(4)%
Foreign rate difference	—	(29)%	(1)%
Change in valuation allowance	(29)%	(472)%	(137)%
Other	(1)%	328%	138%

Effective income tax rate	40%	74%	36%

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

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”) and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan. In addition, all shares subsequently cancelled under the prior plans are added back to the 1997 Plan on a quarterly basis as additional options available to grant. In May 2009, the stockholders approved an amendment to the 1997 Plan allowing for the continued issuance of incentive stock options and a 25,000 reduction in shares which may be issued under the 1997 Plan. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 239,050 shares of the Company’s common stock. The number of shares reserved for issuance under all plans as of January 1, 2012 was 105,386.

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company’s expected term input was estimated

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the Company’s historical experience for time from option grant to option exercise for all employees in 2011, 2010 and 2009; the Company treated all employees in one grouping in all three years. The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2011, 2010 and 2009. The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2011, 2010 and 2009. The Company’s expected dividends input was zero in 2011, 2010 and 2009. Weighted average assumptions used in 2011, 2010 and 2009 for each of these four key inputs are listed in the following table:

	2009	2010	2011
Risk-free interest rate	1.41%	1.10%	0.64%
Expected lives	3.0 years	3.0 years	3.0 years
Expected volatility	64%	66%	70%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock option plans, with options to purchase fractional shares resulting from the Company’s December 2010 1-for-10 reverse stock split included in the “cancelled” row in 2010, is as follows:

	000000	000000	000000	000000	000000	000000
	Year Ended December 31,
	2009		2010		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,283,382	$12.835	1,291,634	$11.846	1,341,876	$11.003
Granted at Market	107,499	$4.529	104,900	$5.945	187,750	$6.962
Cancelled	(99,247)	$16.713	(53,459)	$21.572	(73,871)	$12.684
Exercised	—	$—	(1,199)	$5.834	(7,080)	$4.564

Outstanding at end of period	1,291,634	$11.846	1,341,876	$11.003	1,448,675	$10.425

Exercisable at end of period	1,098,560	$12.648	1,142,209	$11.871	1,175,731	$11.427

The total estimated fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 were computed to be approximately $602 thousand, $274 thousand and $205 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was computed to be approximately $3.21, $2.57 and $1.91, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $10 thousand, $2 thousand and $0, respectively. The cash proceeds from options exercised during the years ended December 31, 2011, 2010 and 2009 was $32 thousand, $7 thousand and $0.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011, excluding outstanding options to purchase an aggregate of 121.0 fractional shares resulting from the Company’s December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 2.69 years, a weighted average exercise price of $13.21 and exercise prices ranging from $3.40 to $31.50. The Company intends to issue whole shares only from option exercises.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2011	Weighted Average Exercise Price
$ 2.70—$ 4.96	301,019	6.92	$4.4736	188,949	$4.3349
$ 5.00—$ 7.00	296,272	6.25	$6.8599	148,023	$6.8846
$ 7.01—$ 10.60	305,539	2.96	$9.1850	294,296	$9.1882
$ 10.61—$ 15.90	294,864	3.14	$13.3321	294,614	$13.3316
$ 15.91—$ 31.50	250,981	4.02	$19.8659	249,849	$19.8730

$ 2.70—$ 31.50	1,448,675	4.67	$10.4251	1,175,731	$11.4270

As of December 31, 2011, there was $716 thousand of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years with all cost to be recognized by the end of December 2015, assuming all options vest according to the vesting schedules in place at December 31, 2011. As of December 31, 2011, the aggregate intrinsic value of outstanding options was $981 thousand and the aggregate intrinsic value of exercisable options was $621 thousand.

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 325,000 shares of common stock to its employees, of which 300,087 had been issued as of December 31, 2011. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. Each offering period is five years, with six-month accumulation periods ending June 30 and December 31. The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2009, 2010 and 2011, the weighted-average fair value of the purchase rights granted was $0.51, $0.95 and $1.09 per share, respectively.

7. MAJOR CUSTOMERS

The Company had one customer to whom sales represented approximately 13% of total revenue for 2011. The Company had one customer to whom sales represented approximately 13% of total revenue for 2010. The Company had one customer in 2009 to whom sales represented 11% of total revenue. No customer represented 10% or more of total accounts receivable at December 31, 2010 or 2011.

8. COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2011, 2010 and 2009, royalties of $513 thousand, $515 thousand and $600 thousand became payable under these agreements, respectively.

The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $2.4 million in fiscal 2012, $2.3 million for fiscal 2013, $3.3 million for fiscal 2014, $3.0 million for fiscal 2015 and $2.9 million for fiscal 2016.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2011 as follows (in thousands):

September 30,
Year Ending December 31,
2012	$1,891
2013	1,643
2014	1,501
2015	1,474
2016	1,361
Thereafter	9,464

$17,334

The Company had rent expense of $2.0 million, $1.8 million and $1.8 million in 2009, 2010 and 2011, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2011, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company’s warranty reserve on December 31, 2011 was $432 thousand.

9. SEGMENT REPORTING

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	September 30,	September 30,	September 30,
	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2009:
Total revenue	$66,449	$9,229	$75,678
Operating income	3,156	888	4,044
Interest expense	319	88	407
Total assets	52,146	11,988	64,134
Net assets	36,924	8,131	45,055
Capital expenditures	254	22	276
Depreciation and amortization	1,631	934	2,565

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2010:
Total revenue	$55,655	$9,796	$65,451
Operating income (loss)	1,073	(715)	358
Interest expense	128	61	189
Total assets	53,720	9,328	63,048
Net assets	39,016	6,782	45,798
Capital expenditures	366	254	620
Depreciation and amortization	1,413	885	2,298

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2011:
Total revenue	$57,481	$12,584	$70,065
Operating income	1,564	1,685	3,249
Interest expense	107	17	124
Total assets	51,172	10,722	61,894
Net assets	40,435	8,004	48,439
Capital expenditures	495	589	1,084
Depreciation and amortization	1,192	860	2,052

Total revenue by principal geographic area was as follows (in thousands):

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2009	2010	2011
United States	$65,249	$57,927	$60,383
Europe	3,984	3,025	3,408
Other International	6,445	4,499	6,274

Total	$75,678	$65,451	$70,065

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	September 30,	September 30,	September 30,
	December 31,
	2009	2010	2011

United States	$60,059	$59,155	$58,984
Europe	4,075	3,893	2,910
Other International	—	—	—

Total	$64,134	$63,048	$61,894

10. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2010 and 2011 (amounts in thousands, except per share data).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Q1	Q2	Q3	Q4	Total
2010:
Total revenue	$17,694	$15,107	$17,635	$15,015	$65,451
Gross profit	6,205	5,847	6,593	6,147	24,792
Operating income (loss)	(488)	(207)	365	688	358
Net income (loss)	(331)	(164)	241	272	18
Net income (loss) per share – basic	(0.06)	(0.03)	0.05	0.05	0.00
Net income (loss) per share – diluted	(0.06)	(0.03)	0.05	0.05	0.00

2011:
Total revenue	$19,505	$17,447	$17,608	$15,505	$70,065
Gross profit	8,298	7,469	6,827	6,593	29,187
Operating income	1,540	887	408	414	3,249
Net income	916	457	288	484	2,145
Net income per share – basic	0.18	0.09	0.06	0.09	0.41
Net income per share – diluted	0.17	0.09	0.05	0.09	0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On February 22, 2012, the Compensation Committee of our Board of Directors approved the terms of our 2012 management incentive plan for our executive officers and director level employees. The plan establishes the eligible percentages of base pay for each of the participants, the percentage allocation between company and individual performance and the key parameters and payout structure terms under the plan. The specific terms adopted for the 2012 plan are filed herewith as Exhibit 10.8 and incorporated herein by reference.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report and can be found under the caption “Executive Officers of the Registrant.”

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

Audit Committee

The information required by this section with respect to our Audit Committee will be incorporated by reference to the information in the section entitled “Board Structure and Committees” in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference to the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this section will be incorporated by reference to the information in the sections entitled “Director Compensation, “Executive Compensation”, “Compensation Committee Report” and “Compensation Committe Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The other information required by this section will be incorporated by reference to the information in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2011, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

	September 30,	September 30,	September 30,
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	1,448,675	$10.43	129,020
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	1,448,675	$10.43	129,020

(1)	Excluding outstanding options to purchase an aggregate of 121.0 fractional shares resulting from our December 2010 reverse stock split.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this section will be incorporated by reference to the information in the sections entitled “Board Structures and Committees” and “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this section will be incorporated by reference to the information in the section entitled “Auditor Fees and Services” in the Proxy Statement.

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K.

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	September 30,	September 30,	September 30,	September 30,		September 30,
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2009	$209	$89	—	$(121	) (a)	$177
December 31, 2010	$177	$57	—	$(98	) (a)	$136
December 31, 2011	$136	$109	—	$(71	) (a)	$174

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(15)	Restated Certificate of Incorporation of the Registrant.

3(ii)	(15)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.

3(iii)	(15)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.

3(iv)	(14)	Bylaws of the Registrant.

10.1*	(15)	1997 Incentive Stock Plan of Registrant, as amended.

10.2*	(10)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.

10.3*	(10)	1997 Incentive Stock Plan Outside Directors Option Agreement.

10.4*	(13)	2003 Equity Incentive Plan, as amended and restated.

10.5*	(13)	2003 Equity Incentive Plan Option Agreement.

10.6*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.

10.7*	(9)	Management Incentive Plan Master Document.

10.8*		2012 Management Incentive Plan.

10.9*	(16)	Director Compensation Policy.

10.10*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

10.11*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.

10.12*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.

10.13*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.

10.14*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.

10.15*	(17)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, dated effective as of August 4, 2011.

10.16*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.

10.17*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.

10.18*	(17)	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.

10.19*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.

10.20*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.

10.21*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.

10.22*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.

10.23*	(17)	Employment Agreement between Registrant and Claudine M. Zachara, dated effective as of August 4, 2011.

10.24	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.

10.25	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

Exhibit Number	Notes	Description of Document
10.26	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.

10.27		Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.

10.28+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

10.29+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.

10.30+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.

10.31	(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.

10.32+	(12)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.33+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.

10.34+	(18)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.

10.35+	(18)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.

10.36+		Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.

10.37+		Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.

10.38+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.

10.39+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.

10.40	(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.

10.41+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.

10.42+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.

10.43+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.

10.44+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.

Exhibit Number	Notes	Description of Document
10.45+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.

10.46+	(15)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.

10.47+		Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of July 25, 2011.

10.48+	(10)	Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.49+	(12)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated October 1, 2008.

10.50	(17)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2011.

10.51+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.

10.52+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.

10.53+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.

21.1		Subsidiaries of the Company.

23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See Signature Page of this Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.

Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

(14)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(15)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.

(16)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2011.

(17)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

(18)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE	Chairman of the Board and Chief Executive	February 28, 2012
Robert B. Grieve	Officer (Principal Executive Officer) and Director

/s/ JASON A. NAPOLITANO	Executive Vice President, Chief Financial	February 28, 2012
Jason A. Napolitano	Officer and Secretary (Principal Financial Officer)

/s/ MICHAEL A. BENT	Vice President, Controller	February 28, 2012
Michael A. Bent	(Principal Accounting Officer)

/s/ WILLIAM A. AYLESWORTH	Lead Director	February 28, 2012
William A. Aylesworth

/s/ PETER EIO	Director	February 28, 2012
Peter Eio

/s/ G. IRWIN GORDON	Director	February 28, 2012
Irwin Gordon

/s/ LOUISE L. McCORMICK	Director	February 28, 2012
Louise L. McCormick

/s/ SHARON J. RILEY	Director	February 28, 2012
Sharon J. Riley

/s/ JOHN F. SASEN, Sr.	Director	February 28, 2012
John F. Sasen, Sr.

Exhibit Index

Exhibit Number	Notes	Description of Document
3(i)	(15)	Restated Certificate of Incorporation of the Registrant.

3(ii)	(15)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.

3(iii)	(15)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.

3(iv)	(14)	Bylaws of the Registrant.

10.1*	(15)	1997 Incentive Stock Plan of Registrant, as amended.

10.2*	(10)	1997 Incentive Stock Plan Employees and Consultants Option Agreement.

10.3*	(10)	1997 Incentive Stock Plan Outside Directors Option Agreement.

10.4*	(13)	2003 Equity Incentive Plan, as amended and restated.

10.5*	(13)	2003 Equity Incentive Plan Option Agreement.

10.6*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended.

10.7*	(9)	Management Incentive Plan Master Document.

10.8*		2012 Management Incentive Plan.

10.9*	(16)	Director Compensation Policy.

10.10*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

10.11*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.

10.12*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.

10.13*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.

10.14*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.

10.15*	(17)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, dated effective as of August 4, 2011.

10.16*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.

10.17*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.

10.18*	(17)	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.

10.19*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.

10.20*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.

10.21*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.

10.22*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.

10.23*	(17)	Employment Agreement between Registrant and Claudine M. Zachara, dated effective as of August 4, 2011.

10.24	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.

10.25	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

10.26	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.

Exhibit Number	Notes	Description of Document
10.27		Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.

10.28+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

10.29+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.

10.30+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.

10.31	(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.

10.32+	(12)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.33+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.

10.34+	(18)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.

10.35+	(18)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.

10.36+		Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.

10.37+		Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.

10.38+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.

10.39+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.

10.40	(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.

10.41+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.

10.42+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.

10.43+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.

10.44+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.

10.45+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.

Exhibit Number	Notes	Description of Document
10.46+	(15)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.

10.47+		Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of July 25, 2011.

10.48+	(10)	Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.49+	(12)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated October 1, 2008.

10.50	(17)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2011.

10.51+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.

10.52+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.

10.53+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.

21.1		Subsidiaries of the Company.

23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See Signature Page of this Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.

Notes

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished herewith.

(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.

(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.

(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.

(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

(14)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(15)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.

(16)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2011.

(17)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

(18)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2011.