Form 10-Q
period 2012-03-31
HESKA CORP
filed 2012-05-11
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at May 10, 2012 was 5,319,486.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2011	March 31, 2012

Current assets:
Cash and cash equivalents	$6,332	$6,008
Accounts receivable, net of allowance for doubtful accounts of $174 and $138 respectively	7,938	9,666
Inventories, net	12,401	12,764
Deferred tax asset, current	1,170	1,009
Other current assets	1,050	1,225
Total current assets	28,891	30,672
Property and equipment, net	4,869	5,080
Goodwill	1,000	1,041
Deferred tax asset, net of current portion	27,134	27,151
Total assets	$61,894	$63,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,999	$5,164
Accrued liabilities	3,388	3,364
Dividends payable	—	532
Current portion of deferred revenue	1,902	1,962
Total current liabilities	9,289	11,022
Deferred revenue, net of current portion, and other	4,166	3,984
Total liabilities	13,455	15,006

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,250,328 and 5,316,220 shares issued and outstanding, respectively	52	53
Additional paid-in capital	217,778	218,116
Accumulated other comprehensive income	242	350
Accumulated deficit	(169,633)	(169,581)
Total stockholders' equity	48,439	48,938
Total liabilities and stockholders' equity	$61,894	$63,944

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2012

Revenue, net:
Core companion animal health	$16,441	$16,580
Other vaccines, pharmaceuticals and products	3,064	2,595
Total revenue, net	19,505	19,175

Cost of revenue	11,207	10,252

Gross profit	8,298	8,923

Operating expenses:
Selling and marketing	3,960	4,888
Research and development	331	334
General and administrative	2,467	2,619
Total operating expenses	6,758	7,841
Operating income	1,540	1,082
Interest and other expense, net	23	142
Income before income taxes	1,517	940
Income tax expense:
Current tax expense	74	48
Deferred tax expense	527	308
Total income tax expense	601	356
Net income	$916	$584

Basic net income per share	$0.18	$0.11
Diluted net income per share	$0.17	$0.11

Weighted average outstanding shares used to compute basic net income per share	5,232	5,264

Weighted average outstanding shares used to compute diluted net income per share	5,261	5,434

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2012

Net income	$916	$584
Other comprehensive income:
Foreign currency translation	52	108
Comprehensive income	$968	$692

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$916	$584
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	608	413
Deferred tax expense	527	308
Stock-based compensation	96	90
Unrealized loss on foreign currency translation	22	36
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	(1,713)
Inventories	354	(711)
Other current assets	90	(170)
Accounts payable	(825)	1,163
Accrued liabilities	364	(127)
Deferred revenue and other liabilities	168	(128)
Net cash provided by (used in) operating activities	(151)	(255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97)	(271)
Net cash provided by (used in) investing activities	(97)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15	184
Proceeds from line of credit borrowings, net	301	—
Net cash provided by (used in) financing activities	316	184
EFFECT OF EXCHANGE RATE CHANGES ON CASH	7	18
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75	(324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,492	6,332
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,567	$6,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$—	$532
Cash paid for interest	$16	$46
Non-cash transfer of inventory to property and equipment	$131	$354

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of income for the three months ended March 31, 2011 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2012 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2012.

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

Inventories, net consist of the following (in thousands):

	December 31, 2011	March 31, 2012

Raw materials	$5,580	$4,915
Work in process	2,505	3,601
Finished goods	5,043	5,004
Allowance for excess or obsolete inventory	(727)	(756)
	$12,401	$12,764

Basic and Diluted Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three months ended March 31, 2012 and 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2012 and 2011, and therefore excluded, were outstanding options to purchase 697,503 and 1,138,983 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended March 31, 2012 and 2011, respectively.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2011 and 2012.

	Three Months Ended March 31,
	2011	2012

Risk-free interest rate	1.00%	0.56%
Expected lives	3.0 years	3.0 years
Expected volatility	82%	60%
Expected dividend yield	0%	3.43%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2011		Three Months Ended March 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,341,876	$11.003	1,448,675	$10.425
Granted at market	187,750	$6.962	3,250	$11.650
Cancelled	(73,871)	$12.684	(112,420)	$11.370
Exercised	(7,080)	$4.564	(106,110)	$5.091
Outstanding at end of period	1,448,675	$10.425	1,233,395	$10.801
Exercisable at end of period	1,175,731	$11.427	984,319	$11.972

The estimated fair value of stock options granted during the three months ended March 31, 2012 and 2011 was computed to be approximately $13 thousand and $800, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the three months ended March 31, 2012 and 2011 was computed to be approximately $3.91 and $3.21, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $652 thousand and $1 thousand, respectively.  The cash proceeds from options exercised during the three months ended March 31, 2012 and 2011 were approximately $184 thousand and $15 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012, excluding outstanding options to purchase an aggregate of 106.7 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 2.60 years, a weighted average exercise price of $13.61 and exercise prices ranging from $3.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2012	Weighted Average Exercise Price
$ 2.70 - $ 6.66	251,192	7.37	$4.790	151,032	$4.813
$ 6.76 - $ 7.00	249,722	5.98	$6.913	114,588	$6.970
$ 7.10 - $11.00	256,740	3.56	$9.009	246,271	$9.004
$11.10 - $16.50	246,169	3.67	$14.000	242,856	$14.132
$16.80 - $31.50	229,572	3.71	$20.182	229,572	$20.182
$ 2.70 - $31.50	1,233,395	4.87	$10.801	984,319	$11.972

As of March 31, 2012, there was approximately $647 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.9 years, with approximately $182 thousand to be recognized in the nine months ending December 31, 2012 and all the cost to be recognized as of March 2016, assuming all options vest according to the vesting schedules in place at March 31, 2012.  As of March 31, 2012, the aggregate intrinsic value of outstanding options was approximately $3.4 million and the aggregate intrinsic value of exercisable options was approximately $2.1 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2011:
Total revenue	$16,441	$3,064	$19,505
Operating income	939	601	1,540
Interest expense	22	11	33
Total assets	53,980	10,168	64,148
Net assets	39,688	7,188	46,876
Capital expenditures	57	40	97
Depreciation and amortization	397	211	608

Three Months Ended March 31, 2012:
Total revenue	$16,580	$2,595	$19,175
Operating income	545	537	1,082
Interest expense	24	6	30
Total assets	52,777	11,167	63,944
Net assets	41,044	7,894	48,938
Capital expenditures	182	89	271
Depreciation and amortization	189	224	413

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 10, 2012, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 83% of our revenue for the twelve months ended March 31, 2012 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 17% of LTM revenue.

The CCA segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 41% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 31% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our new blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 37% of our LTM revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 41% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented approximately 36% of our LTM revenue.

We consider the CCA segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment.  Maintaining a continuing, reliable and economic supply of products we currently obtain from third parties is critical to our success in this area.  Virtually all of our sales and marketing expenses occur in the CCA segment.  The majority of our research and development spending is dedicated to this segment as well.

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Schering-Plough Animal Health Corporation ("SPAH"), a unit of Merck & Co., Inc. ("Merck"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 69% and 31%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 1% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of income in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.

Results of Operations

Revenue

Total revenue decreased 2% to $19.2 million for the three months ended March 31, 2012 as compared to $19.5 million in the corresponding period in 2011.

Revenue from our CCA segment was $16.6 million for the three months ended March 31, 2012, an increase of 1% as compared to $16.4 million for the corresponding period in 2011.  Increased revenue from our instrument consumables, international allergy business and IV pumps, somewhat offset by lower revenue from our heartworm preventive, were factors in the increase.

Revenue from our OVP segment was $2.6 million for the three months ended March 31, 2012, a decrease of $469 thousand as compared to $3.1 million in the corresponding period in 2011.  Lower sales of cattle vaccines to new 2011 customers were a key factor in the decrease.

We expect 2012 total revenue to increase as compared with 2011.

Cost of Revenue

Cost of revenue totaled $10.3 million for the three months ended March 31, 2012, a decrease of $955 thousand or 9% as compared to $11.2 million for the corresponding period in 2011.  Gross profit increased by $625 thousand to $8.9 million for the three months ended March 31, 2012 as compared to $8.3 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 46.5% for the three months ended March 31, 2012 from 42.5% in the prior year period.  A shift in product mix to relatively higher margin products was a factor in the increase.

We expect Gross Margin to increase in 2012 as compared to 2011.

Operating Expenses

Total operating expenses increased 16% to $7.8 million in the three months ended March 31, 2012 from $6.8 million in the prior year period.

Selling and marketing expenses increased 23% to $4.9 million in the three months ended March 31, 2012 as compared to $4.0 million in the corresponding period in 2011.  Increased personnel and travel costs were key factors in the increase.

Research and development expenses were $334 thousand for the three months ended March 31, 2012, an increase of $3 thousand as compared to $331 thousand in the corresponding period in 2011.  Payment related to new products was a factor in the increase.

General and administrative expenses were $2.6 million in the three months ended March 31, 2012, up 6% from $2.5 million in the prior year period.  Increased personnel costs were a factor in the increase.

We expect 2012 operating expenses will be higher than in 2011.

Interest and Other Expense, Net

Interest and other expense, net was $142 thousand in the three months ended March 31, 2012, an increase of $119 thousand as compared to $23 thousand in the prior year period.  The largest factor in the change was related to larger currency loss recognition in the three months ended March 31, 2012.

We expect interest and other expense, net to be a net expense in 2012, as opposed to income in 2011, as we have experienced a larger currency loss through the first three months in 2012 than in 2011, we have a $100 thousand minimum interest expense under our asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") and we do not anticipate we will experience interest income at the same level as in 2011, which resulted primarily from interest awarded in an arbitration judgment.

Income Tax Expense

We recognized an income tax expense of $356 thousand in the three months ended March 31, 2012, a $245 thousand change as compared to a tax expense of $601 thousand in the prior year period.  The lower ratio of total tax expense compared to income before income taxes in the 2012 period results from the impact of non-tax deductible expenses, such as incentive stock option amortization, which tend to increase the ratio at lower income levels.  As we believe we will have significantly higher income before income taxes in 2012 as compared to 2011, this ratio is accordingly lower in the 2012 period.

For the three months ended March 31, 2012, current tax expense was $48 thousand, a change of $26 thousand from $74 thousand in the prior year period.  Higher income before income taxes in the 2011 period was a factor in the change.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the three months ended March 31, 2012, deferred tax expense was $308 thousand, a $219 thousand change from $527 thousand in the three months ended March 31, 2011.  Higher income before income taxes in the 2011 period was a factor in the change.  Deferred tax expense primarily relates to our large domestic NOL position, which provides a tax shield for most federal income taxes we would otherwise pay.

In 2012, we expect higher income tax expense as opposed to 2011 as we expect higher income before income taxes in 2012 as compared to 2011.

Net Income

Net income was $584 thousand in the three months ended March 31, 2012, a decrease of approximately $332 thousand compared to $916 thousand in the prior year period.  The change was primarily due to higher operating expenses, somewhat offset by higher Gross Margin.

We expect net income will be higher in 2012 than in 2011, primarily as a result of increased revenue and improved Gross Margin, somewhat offset by higher operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the three months ended March 31, 2012, we had net income of $584 thousand.  During the three months ended March 31, 2012, our operations used cash of approximately $255 thousand.  At March 31, 2012, we had $6.0 million of cash and cash equivalents, $19.6 million of working capital, and $0 of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $255 thousand for the three months ended March 31, 2012 as compared to $151 thousand of cash used by operating activities in the prior year period, a change of approximately $104 thousand.  Major factors in the change were a $1.1 million increase in cash used by inventories as we increased inventories in the 2012 period while reducing inventories in the 2011 period, a $491 thousand increase in cash used by accrued liabilities as our accrued liabilities declined in the 2012 period while increasing in the 2011 period and a $332 thousand decline in net income, somewhat offset by a $2.0 million increase in cash provided by accounts payable as we experienced an increase in days payable in the 2012 period as compared to a decrease in the 2011 period and $758 thousand less cash used in accounts receivable as we experienced a decrease in days sales outstanding in the 2012 period as compared to an increase in the 2011 period.  We believe we are in compliance with all contractual payment terms with our vendors and the increase in days payable, discussed above, is related to an accounts payable mix more heavily weighted toward vendors with longer payment terms.

Net cash flows used in investing activities were $271 thousand in the three months ended March 31, 2012, an increase of approximately $174 thousand compared to $97 thousand used during the corresponding period in 2011.  Expenditures in this area were primarily for the purchase of property and equipment in both periods.  The largest factor in the change was an increase in capital expenditure on furniture and fixtures, including a new trade show booth.

Net cash flows provided by financing activities were $184 thousand during the three months ended March 31, 2012, a $132 thousand change as compared to $316 thousand provided by financing activities during the corresponding period in 2011.  The primary reason for the decline was $301 thousand dollars in cash provided under our revolving line of credit with Wells Fargo in the 2011 period but not the 2012 period, largely offset by $169 thousand in increased proceeds from the exercise of stock options.

At March 31, 2012, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At March 31, 2012, we had no outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On March 31, 2012, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of March 31, 2012.  At March 31, 2012, we had $9.9 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

In February 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of our Public Common Stock on March 30, 2012 payable on April 10, 2012.  In May 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of our Public Common Stock on June 29, 2012 payable on July 10, 2012.  We intend to pay a regular quarterly dividend of $0.10 per share of outstanding Public Common Stock for the foreseeable future at the discretion of our Board of Directors considering available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, anticipated tax treatment as well as other relevant factors.

We would consider strategic acquisitions if we felt they were consistent with our strategic direction.  Our Board of Directors has considered, and may consider in the near future, a stock buyback as an alternative use of our cash.  Our primary known short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing our revenue, competition, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, any changes required by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2012 indicates that our available cash and cash equivalents, together with cash from operations will be sufficient to fund our operations through 2012 and into 2013.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through borrowings under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling budgeted hiring activities or marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

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

Interest Rate Risk

At March 31, 2012, there was no debt outstanding on our line of credit with Wells Fargo.  We also had approximately $6.0 million of cash and cash equivalents at March 31, 2012, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on March 31, 2012.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $60 thousand based on our outstanding balances as of March 31, 2012.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on March 31, 2012.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $396 thousand.

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

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of March 31, 2012, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

We believe that one of our largest competitors, IDEXX Laboratories, Inc. (IDEXX"), currently in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

No single customer accounted for more than 10% of consolidated revenue for the three months ended March 31, 2012.  No single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2012.  Revenue for Merck entities, including SPAH, represented approximately 20% of our consolidated revenue for the three months ended March 31, 2011.  Revenue from Novartis entities represented approximately 12% of our total revenue for the three months ended March 31, 2011.  No other single customer accounted for more than 10% of our total revenue for the three months ended March 31, 2011.  Merck entities, including SPAH, accounted for 17% of our consolidated accounts receivable at March 31, 2011.  No other single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2011.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a company acquired by Pfizer Inc. ("Pfizer") in January 2011.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG, Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Pfizer is successful in integrating Synbiotics or devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that one of our largest competitors, IDEXX, currently in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with SPAH, a unit of Merck, which grants SPAH exclusive distribution and marketing rights in the U.S. veterinary market for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets.  Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates the majority of our sales of those vaccines in those territories.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including SPAH, represented 9% of our LTM revenue.  If SPAH personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets which we believe is not currently being marketed actively.  Should SPAH or a unit of Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue are Boule Medical AB, FUJIFILM Corporation and Quidel Corporation ("Quidel").  None of these suppliers sold us proprietary products which were responsible for more than 25% of our LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 20% of our revenue and another was responsible for more than 10% of our LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our veterinary diagnostic instruments other than for our lactate instrument, we are typically entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2012, we had an accumulated deficit of $169.6 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

According to the latest available filings with the SEC, we have one shareholder who holds approximately 11% of our shares outstanding and another who holds approximately 8% of our shares outstanding.  Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended March 31, 2012, our closing stock price has ranged from a low of $6.47 to a high of $11.38.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our shareholders approved an amendment (the "Amendment") to our Restated Certificate of Incorporation.  The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward ("NOL").  In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors.  This may cause certain individuals or entities who may have otherwise been willing and able to bid on our stock to not do so, reducing the class of potential acquirers and trading liquidity from what it otherwise might have been.  The Amendment could also have an adverse impact on the value of our stock if certain buyers who would otherwise have purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not purchase our stock as a result of the Amendment.  In addition, because some corporate takeovers occur through the acquirer's purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover.  The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our common stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FASB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.  Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, in the twelve months ended March 31, 2012, we recognized approximately $1 million in revenue related to large upfront payments received over five years ago from three third parties for certain product rights.  In all three cases, we have deferred the revenue with a related deferred revenue liability on our balance sheet and recognized the revenue over the estimated life of the related agreements, products, patents or technology.  If we are to conclude any or all of the estimated lives of the related agreements, products, patents or technology are to be extended, it could lead to a significant reduction in related revenue recognized in corresponding future periods.

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our Public Common Stock is listed on the Nasdaq Capital Market.  The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price.  We completed a 1-for-10 reverse stock split effective December 30, 2010 in order to resolve an ongoing minimum bid price deficiency.  While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements including the minimum bid price, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future.  If we are delisted from the Nasdaq Capital Market, our Public Common Stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our Public Common Stock, which could severely limit market liquidity of the Public Common Stock and any stockholder's ability to sell our securities in the secondary market.  This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

   None.

Item 3.      Defaults upon Senior Securities

   None.

Item 4.      Removed and Reserved

   None.

Item 5.      Other Information

   None.

Item 6.   Exhibits

(a)	Exhibits

     Number                                               Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

*      Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	May 11, 2012	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 11, 2012	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

     Number                                               Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

*      Furnished electronically with this report.