Form 10-Q
period 2012-06-30
HESKA CORP
filed 2012-08-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's NOL Restricted Common Stock outstanding at August 13, 2012 was 5,349,784.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2011	June 30, 2012

Current assets:
Cash and cash equivalents	$6,332	$7,624
Accounts receivable, net of allowance for doubtful accounts of $174 and $108 respectively	7,938	8,095
Inventories, net	12,401	11,688
Deferred tax asset, current	1,170	891
Other current assets	1,050	1,430
Total current assets	28,891	29,728
Property and equipment, net	4,869	5,188
Goodwill	1,000	1,074
Deferred tax asset, net of current portion	27,134	27,196
Total assets	$61,894	$63,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,999	$3,891
Accrued liabilities	3,388	3,953
Dividends payable	—	534
Current portion of deferred revenue	1,902	2,139
Total current liabilities	9,289	10,517
Deferred revenue, net of current portion, and other	4,166	3,905
Total liabilities	13,455	14,422

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,250,328 and 5,348,719 shares issued and outstanding, respectively	52	54
Additional paid-in capital	217,778	218,356
Accumulated other comprehensive income	242	206
Accumulated deficit	(169,633)	(169,852)
Total stockholders' equity	48,439	48,764
Total liabilities and stockholders' equity	$61,894	$63,186

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenue, net:
Core companion animal health	$14,023	$15,701	$30,464	$32,281
Other vaccines, pharmaceuticals and products	3,424	2,570	6,488	5,165
Total revenue, net	17,447	18,271	36,952	37,446

Cost of revenue	9,978	10,223	21,185	20,475

Gross profit	7,469	8,048	15,767	16,971

Operating expenses:
Selling and marketing	3,570	4,751	7,530	9,639
Research and development	703	203	1,034	537
General and administrative	2,309	2,711	4,776	5,330
Total operating expenses	6,582	7,665	13,340	15,506
Operating income	887	383	2,427	1,465
Interest and other (income) expense, net	142	(57)	165	85
Income before income taxes	745	440	2,262	1,380
Income tax expense:
Current tax expense	53	34	159	82
Deferred tax expense	235	144	730	452
Total income tax expense	288	178	889	534
Net income	$457	$262	$1,373	$846

Basic net income per share	$0.09	$0.05	$0.26	$0.16
Diluted net income per share	$0.09	$0.05	$0.26	$0.15

Weighted average outstanding shares used to compute basic net income per share	5,234	5,327	5,233	5,296

Weighted average outstanding shares used to compute diluted net income per share	5,353	5,583	5,298	5,517

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income	$457	$262	$1,373	$846
Other comprehensive income (expense):
Foreign currency translation	261	(144)	313	(36)
Unrealized gain on available for sale investments	(3)	—	(3)	—
Comprehensive income	$715	$118	$1,683	$810

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,373	$846
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,118	861
Deferred tax expense	730	452
Stock-based compensation	193	181
Unrealized loss on foreign currency translation	92	(19)
Changes in operating assets and liabilities:
Accounts receivable	(155)	(161)
Inventories	326	72
Other current assets	83	(379)
Other non-current assets	—	(92)
Accounts payable	(657)	(108)
Accrued liabilities	291	440
Deferred revenue and other liabilities	174	(23)
Net cash provided by (used in) operating activities	3,568	2,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(445)	(542)
Net cash provided by (used in) investing activities	(445)	(542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	58	295
Proceeds from (repayments of) line of credit borrowings, net	(3,079)	—
Dividends to shareholders	—	(532)
Net cash provided by (used in) financing activities	(3,021)	(237)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	113	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215	1,292
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,492	6,332
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,707	$7,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$—	$534
Cash paid for interest	$26	$56
Non-cash transfer of inventory to property and equipment	$181	$639

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of income for the three months and six months ended June 30, 2011 and 2012, the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2012 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2011	June 30, 2012

Raw materials	$5,580	$4,943
Work in process	2,505	3,521
Finished goods	5,043	4,048
Allowance for excess or obsolete inventory	(727)	(824)
	$12,401	$11,688

Basic and Diluted Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three and six months ended June 30, 2012 and 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three months ended June 30, 2012 and 2011, and therefore excluded, were outstanding options to purchase 510,770 and 889,047 shares of common stock, respectively.  Common stock equivalent securities that were anti-dilutive for the six months ended June 30, 2012 and 2011, and therefore excluded, were outstanding options to purchase 538,941 and 1,098,208 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and six months ended June 30, 2012 and 2011, respectively.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2011 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Risk-free interest rate	1.00%	0.35%	1.00%	0.37%
Expected lives	2.9 years	2.8 years	2.9 years	2.8 years
Expected volatility	82%	65%	82%	65%
Expected dividend yield	0%	3.23%	0%	3.25%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2011		Six Months Ended June 30, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,341,876	$11.003	1,448,675	$10.425
Granted at market	187,750	$6.962	35,250	$12.327
Cancelled	(73,871)	$12.684	(113,830)	$11.382
Exercised	(7,080)	$4.564	(171,062)	$5.821
Outstanding at end of period	1,448,675	$10.425	1,199,033	$11.047
Exercisable at end of period	1,175,731	$11.427	974,025	$12.146

The estimated fair value of stock options granted during the six months ended June 30, 2012 and 2011 was computed to be approximately $155 thousand and $269 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the six months ended June 30, 2012 and 2011 was computed to be approximately $4.40 and $3.60, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was approximately $990 thousand and $2 thousand, respectively.  The cash proceeds from options exercised during the six months ended June 30, 2012 and 2011 were approximately $231 thousand and $16 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012, excluding outstanding options to purchase an aggregate of 105.8 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 2.37 years, a weighted average exercise price of $13.67 and exercise prices ranging from $4.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2012	Weighted Average Exercise Price
$ 2.70 - $ 6.66	244,805	7.15	$4.796	160,076	$4.806
$ 6.76 - $ 8.60	254,795	6.84	$7.192	125,420	$7.482
$ 8.80 - $12.40	229,963	3.84	$9.719	219,059	$9.672
$12.41 - $16.50	239,898	3.35	$14.051	239,898	$14.051
$16.51 - $31.50	229,572	3.46	$20.182	229,572	$20.182
$ 2.70 - $31.50	1,199,033	4.98	$11.047	974,025	$12.146

As of June 30, 2012, there was approximately $702 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.8 years, with approximately $185 thousand to be recognized in the six months ending December 31, 2012 and all the cost to be recognized as of March 2016, assuming all options vest according to the vesting schedules in place at June 30, 2012.  As of June 30, 2012, the aggregate intrinsic value of outstanding options was approximately $3.0 million and the aggregate intrinsic value of exercisable options was approximately $1.9 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2011:
Total revenue	$30,464	$6,488	$36,952
Operating income	1,205	1,222	2,427
Interest expense	39	16	55
Total assets	51,947	9,876	61,823
Net assets	40,576	7,160	47,736
Capital expenditures	166	279	445
Depreciation and amortization	693	425	1,118

Six Months Ended June 30, 2012:
Total revenue	$32,301	$5,165	$37,466
Operating income	1,009	456	1,465
Interest expense	47	12	59
Total assets	52,041	11,145	63,186
Net assets	40,167	8,597	48,764
Capital expenditures	235	307	542
Depreciation and amortization	409	452	861

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2011:
Total revenue	$14,023	$3,424	$17,447
Operating income	266	621	887
Interest expense	18	4	22
Total assets	51,947	9,876	61,823
Net assets	40,576	7,160	47,736
Capital expenditures	109	239	348
Depreciation and amortization	296	214	510

Three Months Ended June 30, 2012:
Total revenue	$15,701	$2,570	$18,271
Operating income (loss)	464	(81)	383
Interest expense	23	6	29
Total assets	52,041	11,145	63,186
Net assets	40,167	8,597	48,764
Capital expenditures	53	218	271
Depreciation and amortization	220	228	448

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 13, 2012, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 84% of our revenue for the twelve months ended June 30, 2012 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 16% of LTM revenue.

The CCA segment includes diagnostic instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic instruments and supplies represented approximately 42% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 31% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 37% of our LTM revenue.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 6% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Results of Operations

Revenue

Total revenue increased 1% to $37.4 million for the six months ended June 30, 2012 as compared to $37.0 million in the corresponding period in 2011.  Total revenue increased 5% to $18.3 million for the three months ended June 30, 2012 as compared to $17.4 million in the corresponding period in 2011.

Revenue from our CCA segment was $32.3 million for the six months ended June 30, 2012, an increase of 6% as compared to $30.5 million for the corresponding period in 2011.  Heartworm preventive sales to a new customer, FidoPharmBrands, LLC and increased sales of our instrument consumables, somewhat offset by lower sales of our heartworm preventive to SPAH, were factors in the increase.  Revenue from our CCA segment was $15.7 million for the three months ended June 30, 2012, an increase of 12% as compared to $14.0 million for the corresponding period in 2011.  Increased sales of our heartworm preventive to SPAH and increased sales of our instrument consumables were factors in the increase.

Revenue from our OVP segment was $5.2 million for the six months ended June 30, 2012, a decrease of 20% as compared to $6.5 million in the corresponding period in 2011.  Lower sales of cattle vaccines in the 2012 period to new 2011 customers, lower international sales of cattle products and lower revenue from bulk bovine biologicals were key factors in the decline.  Revenue from our OVP segment was $2.6 million for the three months ended June 30, 2012, a decrease of $854 thousand as compared to $3.4 million in the corresponding period in 2011.  Lower revenue from bulk bovine biologicals, research and development activities and a customer who was shipped product in the second quarter of 2011, but not 2012, were factors in the decline.

We expect 2012 total revenue to increase as compared with 2011.

Cost of Revenue

Cost of revenue totaled $20.5 million for the six months ended June 30, 2012, a decrease of $710 thousand or 3% as compared to $21.2 million for the corresponding period in 2011.  Gross profit increased by $1.2 million to $16.9 million for the six months ended June 30, 2012 as compared to $15.8 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 45.3% for the six months ended June 30, 2012 from 42.7% in the prior year period.  A shift in product mix to relatively higher margin products, somewhat offset by lower margins in our OVP segment primarily related to lower throughput in the facility, was a factor in the increase.

Cost of revenue totaled $10.2 million for the three months ended June 30, 2012, an increase of $245 thousand or 2% as compared to $10.0 million for the corresponding period in 2011.  Gross profit increased by $579 thousand to $8.0 million for the three months ended June 30, 2012 as compared to $7.5 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 44.0% for the three months ended June 30, 2012 from 42.8% in the prior year period.  A shift in product mix to relatively higher margin products, somewhat offset by lower margins in our OVP segment primarily related to lower throughput in the facility, was a factor in the increase.

We expect Gross Margin to increase in 2012 as compared to 2011.

Operating Expenses

Total operating expenses increased 16% to $15.5 million in the six months ended June 30, 2012 from $13.3 million in the prior year period.  Total operating expenses increased 16% to $7.7 million in the three months ended June 30, 2012 from $6.6 million in the prior year period.

Selling and marketing expenses increased 28% to $9.6 million in the six months ended June 30, 2012 as compared to $7.5 million in the corresponding period in 2011.  Selling and marketing expenses increased 33% to $4.8 million in the three months ended June 30, 2012 as compared to $3.6 million in the corresponding period in 2011.  Increased costs related to greater sales force personnel were a key factor in the increase in both cases.

Research and development expenses were $537 thousand for the six months ended June 30, 2012, a decrease of $497 thousand as compared to $1.0 million in the corresponding period in 2011.  Lower payments to third parties with which we are collaborating on product development was a factor in the decline.  Research and development expenses were $203 thousand for the three months ended June 30, 2012, a decrease of $500 thousand as compared to $703 thousand in the corresponding period in 2011.  The largest factor in the change was a payment made to a third party related to a product line we are collaborating to develop with that company which occurred in the second quarter of 2011, but not 2012.

General and administrative expenses were $5.3 million in the six months ended June 30, 2012, up 12% from $4.8 million in the prior year period.  General and administrative expenses were $2.7 million in the three months ended June 30, 2012, up 17% from $2.3 million in the prior year period.  Legal spending and expenses related to arbitration matters were a factor in the increase in both cases.

We expect 2012 operating expenses will be higher than in 2011.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $85 thousand in the six months ended June 30, 2012, a decrease of $80 thousand as compared to $165 thousand in the prior year period.  Interest and other (income) expense, net was $57 thousand of income in the three months ended June 30, 2012, a change of $199 thousand as compared to $142 thousand of expense in the prior year period.  In both cases, factors in the change were a large currency loss in the 2011 period not experienced to the same degree, or at all, in the 2012 period, and interest recognized on overdue receivables from a customer in the 2012 period.

We expect interest and other expense, net to be a net expense in 2012, as opposed to income in 2011, as we have experienced a currency loss through the first six months of 2012, we have a $100 thousand minimum interest expense under our asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") and we do not anticipate we will experience interest income at the same level as in 2011, which resulted primarily from interest awarded in an arbitration judgment.

Income Tax Expense

We recognized an income tax expense of $534 thousand in the six months ended June 30, 2012, a $355 thousand change as compared to a tax expense of $889 thousand in the prior year period.  We recognized an income tax expense of $178 thousand in the three months ended June 30, 2012, a $110 thousand change as compared to a tax expense of $288 thousand in the prior year period.  In both cases, the lower tax expense in the 2012 period related to lower income before income taxes.

For the six months ended June 30, 2012, current tax expense was $82 thousand, a change of $77 thousand from $159 thousand in the prior year period.  For the three months ended June 30, 2012, current tax expense was $34 thousand, a change of $19 thousand from $53 thousand in the prior year period.    In both cases, the lower tax expense in the 2012 period related to lower income before income taxes.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the six months ended June 30, 2012, deferred tax expense was $452 thousand, a $278 thousand change from $730 thousand in the six months ended June 30, 2011.  For the three months ended June 30, 2012, deferred tax expense was $144 thousand, a $91 thousand change from $235 thousand in the three months ended June 30, 2011.  In both cases, the lower tax expense in the 2012 period related to lower income before income taxes.  Deferred tax expense primarily relates to our large domestic NOL position, which provides a tax shield for most federal income taxes we would otherwise pay.

In 2012, we expect higher income tax expense as opposed to 2011 as we expect higher income before income taxes in 2012 as compared to 2011.

Net Income

Net income was $846 thousand in the six months ended June 30, 2012, a decrease of approximately $527 thousand compared to $1.4 million in the prior year period.  Net income was $262 thousand in the three months ended June 30, 2012, a decrease of approximately $195 thousand compared to $457 thousand in the prior year period.  In both cases, the change was primarily due to higher operating expenses, somewhat offset by higher revenue and higher Gross Margin.

We expect net income will be higher in 2012 than in 2011, primarily as a result of increased revenue and improved Gross Margin, somewhat offset by higher operating expenses.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the six months ended June 30, 2012, we had net income of $846 thousand.  During the six months ended June 30, 2012, our operations provided cash of approximately $2.1 million.  At June 30, 2012, we had $7.6 million of cash and cash equivalents, $19.2 million of working capital, and $0 of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $2.1 million for the six months ended June 30, 2012 as compared to $3.6 million of cash provided by operating activities in the prior year period, a change of approximately $1.5 million.  Major factors in the change when comparing the 2012 period to the 2011 period were $527 thousand lower net income, a $462 thousand change in cash used for other current assets, where we accrued for payments expected to be made following the balance sheet date, $278 thousand lower deferred tax expense primarily resulting from lower income before income taxes, $257 lower depreciation expense largely related to instruments for customer rental which were fully depreciated in 2011, $254 thousand less cash provided by inventory as the inventory decline excluding the non-cash transfer of inventory to property and equipment was lower in the 2012 period than in the 2011 period and a $197 thousand change in cash used for deferred revenue and other liabilities where deferred revenue and other long-term liabilities declined during the 2012 period as opposed to increasing during the 2011 period.  These were somewhat offset by $549 thousand less in cash used in accounts payable in the 2012 period as compared to the 2011 period due to a greater reduction in payables during the 2011 period.

Net cash flows used in investing activities were $542 thousand in the six months ended June 30, 2012, an increase of approximately $97 thousand compared to $445 thousand used during the corresponding period in 2011.  Expenditures in this area were primarily for the purchase of property and equipment in both periods.  The largest factor in the change was an increase in capital expenditure on furniture and fixtures, including a new trade show booth.

Net cash flows used in financing activities were $237 thousand during the six months ended June 30, 2012, a $2.8 million change as compared to $3.0 million used in financing activities in the prior year period.  The primary reason for the change was a payment of $3.1 million to repay all then outstanding borrowings under our revolving line of credit with Wells Fargo in the 2011 period which did not occur in the 2012 period.  In addition, proceeds from common stock issuance in the 2012 period was $237 thousand greater than in the 2011 period.  This was somewhat offset by $532 thousand in dividends paid in the 2012 period which did not occur in the 2011 period.

At June 30, 2012, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At June 30, 2012, we had no outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On June 30, 2012, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of June 30, 2012.  At June 30, 2012, we had $8.2 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

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

Interest Rate Risk

At June 30, 2012, there was no debt outstanding on our line of credit with Wells Fargo.  We also had approximately $7.6 million of cash and cash equivalents at June 30, 2012, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on June 30, 2012.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $76 thousand based on our outstanding balances as of June 30, 2012.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on June 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of June 30, 2012, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

We believe that one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), currently in effect prohibits its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests, which may hinder our ability to sell and market our products if these distributors are increasingly successful.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Revenue for Merck entities, including SPAH, represented approximately 13% and 11% of our consolidated revenue for the three months and six months ended June 30, 2012, respectively.  No other single customer accounted for more than 10% of our total revenue for the three months and six months ended June 30, 2012.  Revenue for Merck entities, including SPAH, represented approximately 20% of our consolidated revenue for the six months ended June 30, 2011.  Revenue from Novartis AG entities represented approximately 12% of our total revenue for the six months ended June 30, 2011.  No other single customer accounted for more than 10% of our total revenue for the three months and six months ended June 30, 2011.  No single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2012.  Merck entities, including SPAH, accounted for 17% of our consolidated accounts receivable at June 30, 2011.  No other single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2011.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2012, we had an accumulated deficit of $169.9 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

According to the latest available filings with the SEC, we have one shareholder who holds approximately 11% of our shares outstanding and another who holds approximately 9% of our shares outstanding.  Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended June 30, 2012, our closing stock price has ranged from a low of $6.54 to a high of $12.84.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FASB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.  Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, in the twelve months ended June 30, 2012, we recognized approximately $913 thousand in revenue related to large upfront payments received over five years ago from three third parties for certain product rights.  In all three cases, we have deferred the revenue with a related deferred revenue liability on our balance sheet and recognized the revenue over the estimated life of the related agreements, products, patents or technology.  If we are to conclude any or all of the estimated lives of the related agreements, products, patents or technology are to be extended, it could lead to a significant reduction in related revenue recognized in corresponding future periods.

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

HESKA CORPORATION

Date:	August 14, 2012	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 14, 2012	By	/s/ Jason A. Napolitano
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