Form 10-Q
period 2012-09-30
HESKA CORP
filed 2012-11-13
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's Public Common Stock outstanding at November 12, 2012 was 5,360,708.

HESKA, ALLERCEPT, AVERT,  E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF,  ELEMENT DC, G2 DIGITAL and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a registered trademark of Heska Corporation in other countries.  ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  SPOTCHEM is a trademark of Arkray, Inc.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2011	September 30, 2012

Current assets:
Cash and cash equivalents	$6,332	$5,717
Accounts receivable, net of allowance for doubtful accounts of $174 and $123, respectively	7,938	8,797
Inventories, net	12,401	12,316
Deferred tax asset, current	1,170	674
Other current assets	1,050	1,476
Total current assets	28,891	28,980
Property and equipment, net	4,869	5,484
Goodwill	1,000	1,090
Deferred tax asset, net of current portion	27,134	27,424
Total assets	$61,894	$62,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,999	$4,676
Accrued liabilities	3,388	3,578
Dividends payable	—	536
Current portion of deferred revenue	1,902	2,119
Total current liabilities	9,289	10,909
Deferred revenue, net of current portion, and other	4,166	3,698
Total liabilities	13,455	14,607

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,250,328 and 5,360,708 shares issued and outstanding, respectively	52	54
Additional paid-in capital	217,778	218,493
Accumulated other comprehensive income	242	245
Accumulated deficit	(169,633)	(170,421)
Total stockholders' equity	48,439	48,371
Total liabilities and stockholders' equity	$61,894	$62,978

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Revenue, net:
Core companion animal health	$14,263	$13,530	$44,727	$45,811
Other vaccines, pharmaceuticals and products	3,345	3,376	9,833	8,541
Total revenue, net	17,608	16,906	54,560	54,352

Cost of revenue	10,781	10,180	31,966	30,655

Gross profit	6,827	6,726	22,594	23,697

Operating expenses:
Selling and marketing	3,753	4,381	11,283	14,020
Research and development	311	180	1,345	717
General and administrative	2,355	2,192	7,131	7,522
Total operating expenses	6,419	6,753	19,759	22,259
Operating income (loss)	408	(27)	2,835	1,438
Interest and other (income) expense, net	(64)	(16)	101	69
Income (loss) before income taxes	472	(11)	2,734	1,369
Income tax expense:
Current tax expense	30	16	189	98
Deferred tax expense	154	5	884	457
Total income tax expense	184	21	1,073	555
Net income (loss)	$288	$(32)	$1,661	$814

Basic net income (loss) per share	$0.06	$(0.01)	$0.32	$0.15
Diluted net income (loss) per share	$0.05	$(0.01)	$0.31	$0.15

Weighted average outstanding shares used to compute basic net income (loss) per share	5,239	5,350	5,235	5,314

Weighted average outstanding shares used to compute diluted net income (loss) per share	5,411	5,350	5,337	5,503

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net income (loss)	$288	$(32)	$1,661	$814
Other comprehensive income (expense):
Foreign currency translation	(200)	38	113	3
Unrealized gain (loss) on available for sale investments	—	—	(3)	—
Comprehensive income	$88	$6	$1,771	$817

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,661	$814
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,628	1,271
Deferred tax expense	884	457
Stock-based compensation	302	285
Unrealized (gain) loss on foreign currency translation	66	(34)
Changes in operating assets and liabilities:
Accounts receivable	34	(859)
Inventories	162	(897)
Other current assets	55	(515)
Accounts payable	419	677
Accrued liabilities	481	68
Deferred revenue and other liabilities	(69)	(250)
Net cash provided by (used in) operating activities	5,623	1,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(622)	(905)
Net cash provided by (used in) investing activities	(622)	(905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	59	307
Proceeds from (repayments of) line of credit borrowings, net	(3,079)	—
Dividends to shareholders	—	(1,066)
Net cash provided by (used in) financing activities	(3,020)	(759)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	50	32
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,031	(615)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,492	6,332
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,523	$5,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$—	$536
Cash paid for interest	$28	$68
Non-cash transfer of inventory to property and equipment	$250	$982

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2012, the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2011	September 30, 2012

Raw materials	$5,580	$5,525
Work in process	2,505	2,674
Finished goods	5,043	4,775
Allowance for excess or obsolete inventory	(727)	(658)
	$12,401	$12,316

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  For the three months ended September 30, 2012, the Company reported a net loss and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities that were anti-dilutive for the three months ended September 30, 2012 and 2011, and therefore excluded, were outstanding options to purchase 708,944 shares of common stock.  Common stock equivalent securities that were anti-dilutive for the nine months ended September 30, 2012 and 2011, and therefore excluded, were outstanding options to purchase 527,438 and 924,106 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, respectively.

3.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2011 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Risk-free interest rate	0.85%	0.35%	0.99%	0.37%
Expected lives	3.2 years	3.0 years	3.0 years	2.9 years
Expected volatility	75%	55%	82%	64%
Expected dividend yield	0%	4.44%	0%	3.39%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2011		Nine Months Ended September 30, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,341,876	$11.003	1,448,675	$10.425
Granted at market	187,750	$6.962	39,950	$11.938
Cancelled	(73,871)	$12.684	(115,339)	$11.334
Exercised	(7,080)	$4.564	(214,720)	$5.952
Outstanding at end of period	1,448,675	$10.425	1,158,566	$11.216
Exercisable at end of period	1,175,731	$11.427	952,454	$12.224

The estimated fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was computed to be approximately $167 thousand and $298 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2012 and 2011 was computed to be approximately $4.19 and $3.69, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1.1 million and $2 thousand, respectively.  The cash proceeds from options exercised during the nine months ended September 30, 2012 and 2011 were approximately $243 thousand and $16 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012, excluding outstanding options to purchase an aggregate of 105.8 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 2.12 years, a weighted average exercise price of $13.67 and exercise prices ranging from $4.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2012	Weighted Average Exercise Price
$ 2.70 - $ 6.66	234,173	6.90	$4.806	164,913	$4.803
$ 6.76 - $ 8.60	221,442	7.47	$7.222	103,301	$7.576
$ 8.61 - $12.40	233,618	3.73	$9.708	214,907	$9.616
$12.41 - $16.50	239,761	3.08	$14.050	239,761	$14.050
$16.51 - $31.50	229,572	3.21	$20.182	229,572	$20.182
$ 2.70 - $31.50	1,158,566	4.85	$11.216	952,454	$12.224

As of September 30, 2012, there was approximately $616 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.6 years, with approximately $90 thousand to be recognized in the three months ending December 31, 2012 and all the cost to be recognized as of September 2016, assuming all options vest according to the vesting schedules in place at September 30, 2012.  As of September 30, 2012, the aggregate intrinsic value of outstanding options was approximately $1.4 million and the aggregate intrinsic value of exercisable options was approximately $872 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2011:
Total revenue	$44,727	$9,833	$54,560
Operating income	1,379	1,456	2,835
Interest expense	107	17	124
Total assets	52,528	10,494	63,022
Net assets	40,743	7,190	47,933
Capital expenditures	218	404	622
Depreciation and amortization	985	643	1,628

Nine Months Ended September 30, 2012:
Total revenue	$45,811	$8,541	$54,352
Operating income	883	555	1,438
Interest expense	68	20	88
Total assets	51,194	11,784	62,978
Net assets	39,286	9,085	48,371
Capital expenditures	429	476	905
Depreciation and amortization	622	649	1,271

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2011:
Total revenue	$14,263	$3,345	$17,608
Operating income	174	234	408
Interest expense	68	1	69
Total assets	52,528	10,494	63,022
Net assets	40,743	7,190	47,933
Capital expenditures	52	125	177
Depreciation and amortization	292	218	510

Three Months Ended September 30, 2012:
Total revenue	$13,530	$3,376	$16,906
Operating income (loss)	(126)	99	(27)
Interest expense	21	8	29
Total assets	51,194	11,784	62,978
Net assets	39,286	9,085	48,371
Capital expenditures	194	169	363
Depreciation and amortization	213	197	410

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 12, 2012, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 84% of our revenue for the twelve months ended September 30, 2012 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 16% of LTM revenue.

The CCA segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Diagnostic and other instruments and supplies represented approximately 43% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 32% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 11% of our revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our diagnostic instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 38% of our LTM revenue.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Revenue in this segment increased 2% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa.  We view this facility as an asset which could allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future.  We have increased integrating this facility with our operations elsewhere.  For example, virtually all our U.S. inventory is now stored at this facility and fulfillment logistics are managed there.  CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment.  We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.  For example, if we were to conclude we were not more likely than not to utilize deferred tax assets recognized on our balance sheet, we would increase the valuation allowance affiliated with these deferred tax assets and recognize an income tax expense of an equal magnitude in our statement of operations.

Results of Operations

Revenue

Total revenue decreased slightly to $54.4 million for the nine months ended September 30, 2012 as compared to $54.6 million in the corresponding period in 2011.  Total revenue decreased 4% to $16.9 million for the three months ended September 30, 2012 as compared to $17.6 million in the corresponding period in 2011.

Revenue from our CCA segment was $45.8 million for the nine months ended September 30, 2012, an increase of 2% as compared to $44.7 million for the corresponding period in 2011.  Increased sales of our instrument consumables, somewhat offset by lower sales of our heartworm diagnostic products, was a key factor in the increase.  Revenue from our CCA segment was $13.5 million for the three months ended September 30, 2012, a decrease of 5% as compared to $14.3 million for the corresponding period in 2011.  Lower revenue from sales of our heartworm preventives and heartworm diagnostic products were key factors in the decline.

Revenue from our OVP segment was $8.5 million for the nine months ended September 30, 2012, a decrease of 13% as compared to $9.8 million in the corresponding period in 2011.  Lower sales of cattle vaccines in the 2012 period to new 2011 customers, lower international sales of cattle products and lower sales under our contract with AgriLabs were factors in the decline.  Revenue from our OVP segment was $3.4 million for the three months ended September 30, 2012, a slight increase as compared to $3.3 million in the corresponding period in 2011.  Greater sales of bulk bovine biologicals, somewhat offset by lower sales of cattle vaccines for distribution in Mexico, was a factor in the increase.

We expect 2012 total revenue to increase as compared with 2011.

Cost of Revenue

Cost of revenue totaled $30.7 million for the nine months ended September 30, 2012, a decrease of $1.3 million or 4% as compared to $32.0 million for the corresponding period in 2011.  Gross profit increased by $1.1 million to $23.7 million for the nine months ended September 30, 2012 as compared to $22.6 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 43.6% for the nine months ended September 30, 2012 from 41.4% in the prior year period.  A shift in product mix to relatively higher margin products including a greater mix of higher margin instrument consumables, somewhat offset by lower margins in our OVP segment primarily related to lower throughput in the facility, was a factor in the increase.

Cost of revenue totaled $10.2 million for the three months ended September 30, 2012, a decrease of $601 thousand or 6% as compared to $10.8 million for the corresponding period in 2011.  Gross profit decreased by $101 thousand to $6.7 million for the three months ended September 30, 2012 as compared to $6.8 million in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 39.8% for the three months ended September 30, 2012 from 38.8% in the prior year period.  A shift in product mix to relatively higher margin products including a greater mix of higher margin instrument consumables, somewhat offset by lower margins in our OVP segment resulting from causes including an increase in destroyed inventory and product mix, was a factor in the increase.

We expect Gross Margin to increase in 2012 as compared to 2011.

Operating Expenses

Total operating expenses increased 13% to $22.3 million in the nine months ended September 30, 2012 from $19.8 million in the prior year period.  Total operating expenses increased 5% to $6.8 million in the three months ended September 30, 2012 from $6.4 million in the prior year period.

Selling and marketing expenses increased 24% to $14.0 million in the nine months ended September 30, 2012 as compared to $11.3 million in the corresponding period in 2011.  Selling and marketing expenses increased 17% to $4.4 million in the three months ended September 30, 2012 as compared to $3.8 million in the corresponding period in 2011.  Increased costs related to greater sales force personnel were a key factor in the increase in both cases.

Research and development expenses were $717 thousand for the nine months ended September 30, 2012, a decrease of $628 thousand as compared to $1.3 million in the corresponding period in 2011.  Lower spending on product studies was a factor in the decline.  Research and development expenses were $180 thousand for the three months ended September 30, 2012, a decrease of $131 thousand as compared to $311 thousand in the corresponding period in 2011.  The largest factor in the change was lower payments to third parties related to product collaborations in the 2012 period as compared to the 2011 period.

General and administrative expenses were $7.5 million in the nine months ended September 30, 2012, up 5% from $7.1 million in the prior year period.  Legal spending and expenses related to arbitration matters were a factor in the increase.  General and administrative expenses were $2.2 million in the three months ended September 30, 2012, down 7% from $2.4 million in the prior year period.  A reversal of accrued expense related to our Management Incentive Plan ("MIP") recognized in the 2012 period as compared to an accrued MIP expense recognized in the 2011 period was a key factor in the decline.

We expect 2012 operating expenses will be higher than in 2011.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $69 thousand in expense for the nine months ended September 30, 2012, a decline of $32 thousand as compared to an expense of $101 thousand in the prior year period.  A lower foreign currency loss and interest recognized on overdue receivables from a customer in the 2012 period, somewhat offset by higher interest expense primarily related to borrowings under our asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), were key factors in the decline.  Interest and other (income) expense, net was $16 thousand of income in the three months ended September 30, 2012, a decline of $48 thousand as compared to $64 thousand of income in the prior year period.  A lower foreign currency gain was a key factor in the decline.

We expect this line item to be a net expense in 2012, as opposed to income in 2011, as we have experienced a currency loss through the first six months of 2012, we have a $100 thousand minimum interest expense under our asset-based revolving line of credit with Wells Fargo and we do not anticipate we will experience interest income at the same level as in 2011, which resulted primarily from interest awarded in an arbitration judgment.

Income Tax Expense

We recognized an income tax expense of $555 thousand in the nine months ended September 30, 2012, a $518 thousand change as compared to a tax expense of $1.1 million in the prior year period.  We recognized an income tax expense of $21 thousand in the three months ended September 30, 2012, a $163 thousand decline as compared to a tax expense of $184 thousand in the prior year period.  The lower tax expense in the 2012 periods is related to lower income, or a loss, before income taxes in the 2011 periods.  A tax expense is recognized for the three months ended September 30, 2012 due to the impact of non-deductible expenses at low profitability levels.

For the nine months ended September 30, 2012, current tax expense was $98 thousand, a change of $91 thousand from $189 thousand in the prior year period.  For the three months ended September 30, 2012, current tax expense was $16 thousand, a change of $14 thousand from $30 thousand in the prior year period.    The lower tax expense in the 2012 periods is related to lower income, or a loss, before income taxes in the 2011 periods.  A tax expense is recognized for the three months ended September 30, 2012 due to the impact of non-deductible expenses at low profitability levels.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the nine months ended September 30, 2012, deferred tax expense was $457 thousand, a $427 thousand change from $884 thousand in the nine months ended September 30, 2011.  For the three months ended September 30, 2012, deferred tax expense was $5 thousand, a $149 thousand change from $154 thousand in the three months ended September 30, 2011.  The lower tax expense in the 2012 periods is related to lower income, or a loss, before income taxes in the 2011 periods.  A tax expense is recognized for the three months ended September 30, 2012 due to the impact of non-deductible expenses at low profitability levels.  Deferred tax expense primarily relates to our large domestic NOL position, which provides a tax shield for most federal income taxes we would otherwise pay.

We expect lower income tax expense in 2012 as opposed to 2011 as we expect lower income before income taxes in 2012 as compared to 2011.

Net Income (Loss)

Net income was $814 thousand in the nine months ended September 30, 2012, a decrease of approximately $847 thousand compared to $1.7 million in the prior year period.  The change was primarily due to higher operating expenses, somewhat offset by higher revenue and higher Gross Margin.  Net loss was $32 thousand in the three months ended September 30, 2012, a decrease of approximately $320 thousand compared to $288 thousand of income in the prior year period.  The change was primarily due to higher operating expenses and lower revenue, somewhat offset by higher Gross Margin.

We expect net income will be lower in 2012 than in 2011, primarily as a result of higher operating expenses and lower revenue, somewhat offset by improved Gross Margin.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the nine months ended September 30, 2012, we had net income of $814 thousand.  During the nine months ended September 30, 2012, our operations provided cash of approximately $1.0 million.  At September 30, 2012, we had $5.7 million of cash and cash equivalents, $18.1 million of working capital, and $0 of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $1.0 million for the nine months ended September 30, 2012 as compared to $5.6 million of cash provided by operating activities in the prior year period, a change of approximately $4.6 million.  Major factors in the change when comparing the 2012 period to the 2011 period were $893 thousand greater cash used for accounts receivable partially related to a greater ratio of sales occurring relatively later in the quarter than in the prior year period, $847 in lower net income, $732 thousand in non-cash transfer of inventory to property and equipment primarily related to instrument rental or lease programs under which we maintain ownership of the instrument, a $570 thousand change in cash used for other current assets, where we accrued for payments expected to be made following the balance sheet date, $427 thousand lower deferred tax expense primarily resulting from lower income before income taxes, $413 thousand in lower cash provided by accrued liabilities related to timing, $357 lower depreciation expense largely related to instruments for customer rental which were fully depreciated in 2011 and $327 thousand in greater cash used for other inventory, partially related to higher than anticipated inventory due to lower than expected sales of our heartworm diagnostic tests.

Net cash flows used in investing activities were $905 thousand in the nine months ended September 30, 2012, an increase of approximately $283 thousand compared to $622 thousand used during the corresponding period in 2011.  Expenditures in this area were primarily for the purchase of property and equipment in both periods.  The largest factor in the change was an increase in capital expenditure on furniture and fixtures, including a new trade show booth.

Net cash flows used in financing activities were $759 thousand during the nine months ended September 30, 2012, a $2.3 million change as compared to $3.0 million used in financing activities in the prior year period.  The primary reason for the change was a payment of $3.1 million to repay all then outstanding borrowings under our revolving line of credit with Wells Fargo in the 2011 period which did not occur in the 2012 period.  In addition, proceeds from common stock issuance in the 2012 period was $248 thousand greater than in the 2011 period.  This was somewhat offset by $1.1 million in dividends paid in the 2012 period which did not occur in the 2011 period.

At September 30, 2012, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At September 30, 2012, we had no outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On September 30, 2012, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of September 30, 2012.  At September 30, 2012, we had $9.0 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

In February 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of our Public Common Stock on March 30, 2012 payable on April 10, 2012.  In May 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of our Public Common Stock on June 29, 2012 payable on July 10, 2012.  In August 2012, our Board of Directors approved an odd lot tender offer (the "Odd Lot Tender") to repurchase shares held by holders of 99 or fewer shares at $8.50 per share.  In September 2012, our Board of Directors increased price per share offered under the Odd Lot Tender to $9.50 per share.  The Odd Lot Tender expired on October 22, 2012 with approximately 4 thousand shares tendered.  In September 2012, our Board of Directors declared a cash dividend of $0.10 per share to the holders of our Public Common Stock on September 29, 2012 payable on October 10, 2012.

We would consider strategic acquisitions if we felt they were consistent with our strategic direction.  We are currently considering two such opportunities for which we currently have the exclusive right to negotiate a transaction.  Our Board of Directors has considered, and may consider in the near future, continued dividend payments or stock buybacks as an alternative use of our cash depending on our capital needs including capital needs following any acquisition.  Our primary known short-term need for capital, which is subject to change, is to fund our operations, which consist of continued sales and marketing, general and administrative and research and development efforts, working capital associated with increased product sales and capital expenditures relating to maintaining and developing our manufacturing operations.  Our future liquidity and capital requirements will depend on numerous factors, including the extent to which our marketing and selling efforts, as well as those of third parties who market and sell our products, are successful in increasing our revenue, competition, the extent to which currently planned products and/or technologies are successfully developed, launched and sold, any changes required by regulatory bodies to maintain our operations and other factors.

Our financial plan for 2012 indicates that our available cash and cash equivalents, together with cash from operations will be sufficient to fund our operations through 2012 and into 2013.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through borrowings under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.

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

Interest Rate Risk

At September 30, 2012, there was no debt outstanding on our line of credit with Wells Fargo.  We also had approximately $5.7 million of cash and cash equivalents at September 30, 2012, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on September 30, 2012.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $57 thousand based on our outstanding balances as of September 30, 2012.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on September 30, 2012.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $430 thousand.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of September 30, 2012, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

We believe that currently one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), in effect prohibits all of its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe that after year-end 2012 IDEXX will in effect prohibit all but one of its distributors from selling competitive products.  This situation may hinder our ability to sell and market our products if these distributors are increasingly successful.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

No single customer accounted for more than 10% of our total revenue for the three months and nine months ended September 30, 2012.  Revenue for Merck entities, including SPAH, represented approximately 10% and 13% of our consolidated revenue for the three and nine months ended September 30, 2011.  No other single customer accounted for more than 10% of our total revenue for the three months and nine months ended September 30, 2011.  No single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2012 and 2011.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a company acquired by Pfizer Inc. ("Pfizer") in January 2011.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG, Pfizer, sanofi-aventis, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Pfizer is successful in integrating Synbiotics or devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors from selling competitive products, including our diagnostic instruments and heartworm diagnostic tests.  We believe that after year-end 2012 IDEXX will in effect prohibit all but one of its distributors from selling competitive products.  Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2012, we had an accumulated deficit of $170.4 million.  We have achieved only two quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

According to the latest available filings with the SEC, we have two shareholders who each hold approximately 10% of our shares outstanding.  Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended September 30, 2012, our closing stock price has ranged from a low of $6.54 to a high of $12.84.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.  In addition, we believe we will have less than 300 shareholders of record as a result of our recent odd lot tender offer, which would allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market.

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

We believe we will have less than 300 shareholders of record as a result of our recent odd lot tender offer, which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company.  If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Stock Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

Changes to, differing interpretations of, or changing circumstances under which we apply financial accounting standards may affect our results of operations, cause us to change our business practices or have a negative impact on us if we fail to track such changes.

We prepare our financial statements in conformance with United States generally accepted accounting principles, or GAAP.  These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies.  A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective.  Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.  For example, we have found FASB's recent decision to codify the accounting standards has made it more difficult to research complex accounting matters, increasing the risk we will fail to account consistent with FASB rules in the future.  Similarly, changes in the underlying circumstances which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, our consolidated balance sheet at September 30, 2012 includes a total deferred tax asset of $28.1 million.  If we were to conclude that this asset was not realizable on a more likely than not basis, we would increase the valuation allowance related to this asset and record a corresponding income tax expense of an equal magnitude.  This could result in a significant income tax expense which could cause us to recognize a significant net loss in the period of recognition, which could damage the perception of our business with our customers and have significant negative implications on our stock price.

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

        HESKA CORPORATION

Date:	November 13, 2012	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 13, 2012	By	/s/ Jason A. Napolitano
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