Form 10-K
period 2012-12-31
HESKA CORP
filed 2013-03-15
CIK 1038133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $56,863,979 as of June 30, 2012 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

5,802,656 shares of the Registrant’s Public Common Stock, $.01 par value, were outstanding at March 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2013 Annual Meeting of Stockholders.

HESKA, ALLERCEPT, AVERT, E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF, ELEMENT DC, G2 DIGITAL and VET/IV are trademarks of Heska Corporation. TRI-HEART is a registered trademark of Intervet Inc., formerly known as Schering-Plough Animal Health Corporation, in the United States and is a registered trademark of Heska Corporation in other countries. ACCUTREND is a registered trademark of Roche Diagnostics GmbH LLC. DRI-CHEM is a registered trademark of FUJIFILM Corporation. SPOTCHEM is a trademark of Arkray, Inc. This Form 10-K also refers to trademarks and trade names of other organizations.

-i-

Statement Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from the 2013 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

Internet Site

Our Internet address is www.heska.com. Because we believe it provides useful information in a cost-effective manner to interested investors, via a link on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are publicly available free of charge and we believe are available as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities Exchange Commission. Information contained on our website is not a part of this annual report on Form 10-K.

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

Background

We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. We changed our name to Heska Corporation in 1995, completed our initial public offering in 1997 and continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market. In 2001 and 2002, we took steps to lower our expense base, largely in internal research and development. In 2008, we underwent a restructuring primarily to reduce our operating costs. We have continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, as well as seeking new product opportunities with third parties.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Blood Testing and Other Non-Imaging Instruments

We offer a line of veterinary blood testing and other instruments, some of which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•

Blood Chemistry. The Element DC™ Veterinary Chemistry Analyzer (the “Element DC”) was launched in October 2012. The Element DC is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The Element DC is faster and has an enhanced user interface compared to the instrument it replaced, the DRI-CHEM 4000 Veterinary Chemistry Analyzer (the “DRI-CHEM 4000”). The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the “DRI-CHEM 7000”) is a complementary chemistry offering, co-branded with FUJIFILM Corporation (“FUJIFILM”), with higher throughput, multiple patient staging and a “STAT” feature which provides emergency sample flexibility in critical cases. The Element DC, DRI-CHEM 7000 and DRI-CHEM 4000 all utilize the same test slides. We are supplied with the Element DC, the DRI-CHEM 7000 and affiliated test slides and supplies under a contractual agreement with FUJIFILM.

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

•

Blood Gases. The VitalPath Blood Gas and Electrolyte Analyzer (“VitalPath”) delivers accurate results for blood gases, electrolytes, hematocrit and 27 additional calculated parameters in 50 seconds. We began to ship and install VitalPath units at customer locations in May 2010. VitalPath and affiliated consumables and supplies are supplied to us under contractual agreement with Roche Diagnostics Corporation.

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

Veterinary Diagnostic Laboratory Products and Services

Allergy Products and Services. Allergy is common in companion animals, and it has been estimated to affect approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient. The effectiveness of the immunotherapy that is prescribed to treat allergic disease is inherently limited by inaccuracies in the diagnostic process.

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

We operate veterinary laboratories in Loveland, Colorado and Fribourg, Switzerland which both offer blood testing using our ALLERCEPT Definitive Allergen Panels.

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

Pharmaceuticals and Supplements

Heartworm Prevention. We have an agreement with Intervet Inc., formerly known as Schering-Plough Animal Health Corporation (“Merck Animal Health”), a unit of Merck & Co., Inc., granting Merck Animal Health the exclusive distribution and marketing rights for our canine heartworm prevention product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States. TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility.

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

Vaccines and other Biologicals

Allergy Treatment. Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase ALLERCEPT Allergy Treatment Sets, also referred to as ALLERCEPT Therapy Shots, for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. Immunotherapy delivered by injection is referred to as subcutaneous immunotherapy. We offer canine, feline and equine subcutaneous immunotherapy treatment products. In February 2012, we announced we had licensed intellectual property for a proprietary, sublingual (administered under the tongue) therapy treatment for pets suffering with allergies – now known as ALLERCEPT Therapy Drops. We believe our ALLERCEPT Therapy Drops offer a convenient alternative to subcutaneous injection, thereby enhancing the likelihood of pet owner compliance.

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

Veterinary Imaging Instruments and Services

On February 24, 2013, we acquired a 54.6% interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC (“Heska Imaging”) and operates only in the United States. This transaction marks our entry into the veterinary imaging business. Heska Imaging offerings in this area include:

Digital Radiography Solutions. Our digital radiography solutions are marketed and sold under the “Cuattro” brand name. We sell hardware including digital radiography detectors, acquisition workstation equipment, positioning aides such as tunnels and tables, viewing computers and other accessories along with embedded software and support, data hosting and other services. The CloudDRTM solution combines flat panel digital radiography with web-based image storage. The CloudbankTM archive is an automatic, secure, web-based image storage solution designed to interface with the software we sell. ViewCloudTM is a PACS (Picture Archival and Communications System) for Cloudbank for web or local viewing, reporting, planning and email sharing of studies on internet devices, including personal computers, Mac desktop and portable systems, tablet devices, iPadTM devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support CloudDR, Cloudbank and ViewCloud.

We also sell mobile digital radiography products, primarily for equine use. The Uno 2TM is a full powered, seamlessly integrated, portable digital radiography generator with an embedded detector and touchscreen computer. The Uno 2 weighs 9 kilograms and can shoot, detect and display images in 5 seconds. The Uno Slate 3TM Wireless features a 16 bit detector for use with an existing generator and which communicates wirelessly with a mobile, case-based direct sunlight readable display, including multi-touch software and the ability to natively link to Digital Imaging and Communication in Medicine, or DICOM, servers of all types as well as Cloudbank.

Cuattro, LLC provides us with the hardware, software and support, data hosting and other services for our digital radiography solutions under exclusive contractual arrangements in the United States.

Ultrasound Systems. Our ultrasound products, including affiliated probes and peripherals, are provided to us under an exclusive agreement with Esaote USA (“Esaote”). We sell several different ultrasound products with varying features and corresponding price points, all under Esaote’s trade names or logos. These offerings include the MyLab 30 Gold Vet, a compact, portable, high performance model offering optional products for use with abdominal, cardiac and small parts applications. The ultrasound products we sell generally seamlessly integrate with our Cloudbank and ViewCloud offerings discussed above for image storing and viewing.

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

Marketing, Sales and Customer Support

We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. These veterinarians practice in approximately 24,000 clinics in the United States. In 2012, our products were sold to approximately 13,000 such clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. Our outside field organization currently consists of 36 individuals in various parts of the United States. Our inside sales force consists of 18 persons.

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

Manufacturing

The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including key components of our heartworm point-of-care diagnostic tests. Our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM. Our hematology instruments and affiliated supplies are manufactured under contract with Boule. Our digital radiography products are supplied under contract with Cuattro, LLC, which typically buys its hardware products and components from third parties. Key components of our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products. Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration (“FDA”), and Drug Enforcement Agency (“DEA”) licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will for the foreseeable future manufacture most or all of our biological and pharmaceutical products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our allergy treatment products, our FELINE ULTRANASAL Vaccines and all our OVP segment products at this facility. Our OVP segment’s customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are available from several sources.

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

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:

•	Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•	Boule for the development of veterinary applications for the HEMATRUE Veterinary Hematology Analyzer and associated reagents; and

•	FUJIFILM for the development of veterinary applications for the Element DC Veterinary Chemistry Analyzer and associated slides and supplies.

Internal research and development is managed on a case-by-case basis. We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $1.6 million, $1.7 million and $1.0 million in the years ended December 31, 2010, 2011 and 2012, respectively, in support of our research and development activities.

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

We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2012, we owned, co-owned or had rights to 187 issued U.S. patents and 1 pending U.S. patent application expiring at various dates from July 2013 to May 2028. Applications corresponding to pending U.S. applications have been or will be filed in other countries. Our corresponding foreign patent portfolio as of December 31, 2012 included 137 issued patents and 9 pending applications in various foreign countries expiring at various dates from January 2014 to January 2027.

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

•

FDA. Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Industry data indicates that developing a new drug for animals requires approximately 4 to 6 years from initiation of a regulatory process to market introduction and costs approximately $4 to $6 million. Of this time, approximately three years is spent in animal studies and the regulatory review process. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, which are estimated to be approximately 10 to 12 years from initiation of a regulatory process to market introduction and may have costs of approximately $10 to $12 million.

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

We have pursued regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country. To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Center for Veterinary Biologics, or CCVB; in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF; in Australia, which is governed by the Australian Department of Agriculture, Fisheries and Forestry, or ADAFF; South Africa, which is governed by the Republic of South Africa Department of Agriculture, or RSADA; and in certain other countries requiring such approval.

Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below.

Products	Country	Regulated	Agency	Status

ALLERCEPT Allergy Treatment Sets	United States	Yes	USDA	Licensed

FELINE ULTRANASAL FVRC Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CCVB RSADA	Licensed Licensed Licensed

FELINE ULTRANASAL FVRCP Vaccine	United States Canada South Africa	Yes Yes Yes	USDA CCVB RSADA	Licensed Licensed Licensed

SOLO STEP CH	United States EU Canada Japan Australia	Yes No-in most countries Yes Yes Yes	USDA CCVB MAFF ADAFF	Licensed Licensed Licensed Licensed

SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CCVB	Licensed Licensed

SOLO STEP FH	United States Canada Australia	Yes Yes Yes	USDA CCVB ADAFF	Licensed Licensed Licensed

TRI-HEART Plus Heartworm Preventive	United States Japan South Korea	Yes Yes Yes	FDA MAFF NVRQS	Licensed Licensed Licensed

Competition

Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. (“IDEXX”), Abaxis, Inc. (“Abaxis”) and Synbiotics Corporation (“Synbiotics”), a unit of Zoetis Inc. (“Zoetis”). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment’s customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck & Co., Inc. (“Merck”), Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis (a company majority-owned by Pfizer Inc.) may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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

Employees

As of December 31, 2012, we and our subsidiaries employed 280 people, of whom 127 were focused in production and technical and logistical services, including instrumentation service, 102 in sales, marketing and customer support, 45 in general administrative services, such as accounting, and 6 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Executive Officers of the Registrant

Our executive officers and their ages as of March 14, 2013 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	61	Chairman of the Board and Chief Executive Officer
Kevin S. Wilson	41	President and Chief Operating Officer
Jason A. Napolitano	44	Executive Vice President, Chief Financial Officer and Secretary
Michael J. McGinley, Ph.D.	52	President, Biologicals & Pharmaceuticals
Nancy Wisnewski, Ph.D.	50	Executive Vice President, Product Development and Customer Support
Joseph P. Aperfine, Jr.	52	Executive Vice President, Companion Animal Health Sales
Steven M. Asakowicz	47	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	39	Executive Vice President, Companion Animal Health Sales
Michael A. Bent	58	Vice President, Principal Accounting Officer and Controller

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

Kevin S. Wilson was appointed our President and Chief Operating Officer in February 2013. Mr. Wilson is a founder, member and officer of Cuattro, LLC. Since 2008, he has been involved in developing technologies for radiographic imaging with Cuattro, LLC and as a founder of Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC. Mr. Wilson served on the board of various private, non-profit, and educational organizations from 2005 to 2011. He was a founder of Sound Technologies, Inc., a diagnostic imaging company, in 1996. After Sound Technologies, Inc. was sold to VCA Antech, Inc. in 2004, Mr. Wilson served as Chief Strategy Officer for VCA Antech, Inc. until 2006. Mr. Wilson attended Saddleback College.

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

Michael J. McGinley, Ph.D. was appointed President, Biologicals & Pharmaceuticals in February 2013. He previously served as President and Chief Operating Officer from January 2009 to February 2013, Vice President, Global Operations from April through December 2008, Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines from January 2002 to April 2008 and in other positions beginning in June 1997. Prior to joining the Company, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories. He holds Ph.D. and M.S. degrees in Immunobiology from Iowa State University and successfully completed the Advanced Management Program at the Harvard Business School in 2008.

Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Product Development and Customer Support in April 2011. She served as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development. Dr. Wisnewski held various positions in Heska’s Research and Development organization between 1993 and 2005. She holds a Ph.D. in Parasitology/Biochemistry from the University of Notre Dame and a B.S. in Biology from Lafayette College.

Joseph P. Aperfine, Jr. was appointed Executive Vice President, Companion Animal Health Sales in February 2013. He previously served as Executive Vice President, Sales and Marketing from May 2011 to February 2013. Prior to joining the Company, Mr. Aperfine held positions with Banfield The Pet Hospital (“Banfield”), most recently as Chief Learning Officer. Mr. Aperfine was an officer of Banfield since September 2004. Mr. Aperfine was Chief Operating Officer at Merlin Digital Technology, a diagnostic imaging and telemedicine business which shared management and ownership with Banfield, from September 2004 until Merlin’s sale in March 2009. He was Vice President of Sales for Novartis Animal Health from May 2003 to September 2004. Mr. Aperfine was employed by IDEXX Laboratories, Inc. in various positions from March 1996 to May 2003. He holds a B.S. in Engineering from the United States Military Academy and is a former U.S. Army Ranger.

Steven M. Asakowicz was appointed Executive Vice President, Companion Animal Health Sales in February 2013. From July 2011 to February 2013, he was employed by Cuattro, LLC as Vice President, Sales – US Veterinary and sold exclusively on behalf of Cuattro Veterinary USA, LLC. Mr. Asakowicz previously worked as Sales Director for Sound Technologies, Inc. (“Sound”) from November 2002 to June 2011, including after Sound was acquired by VCA Antech, Inc. in 2004. Mr. Asakowicz holds a B.A. degree from San Diego State University.

Rodney A. Lippincott was appointed Executive Vice President, Companion Animal Health Sales in February 2013. From July 2011 to February 2013, he was employed by Cuattro, LLC as Vice President, Sales – US Veterinary and sold exclusively on behalf of Cuattro Veterinary USA, LLC. Mr. Lippincott held various positions including Sales Director for Sound Technologies, Inc., a unit of VCA Antech, Inc., from September 2007 to June 2011. Prior to entering the animal health market, Mr. Lippincott spent 13.5 years employed by Smith Micro Software, Inc. and held positions including US and International Sales Manager and Director of Marketing. Mr. Lippincott attended Saddleback College and completed the Executive Education Marketing Management Program at Stanford University, Graduate School of Business.

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

Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks or uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our Public Common Stock could decline and you could experience losses on your investment.

Our February 2013 acquisition of a 54.6% majority interest (the “Acquisition”) in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, is subject to various puts and calls and other provisions which could be detrimental to the interests of our shareholders.

Under the Amended and Restated Operating Agreement of Heska Imaging US, LLC (the “Operating Agreement”), for up to 18 months following the Acquisition, the unit holders of the 45.4% of Heska Imaging we do not own (the “Imaging Minority”) may repurchase our 54.6% interest in Heska Imaging at a premium to our Acquisition purchase price under a call option we have granted the Imaging Minority. Through the first year anniversary of the Acquisition, such repurchase may be made at 1.3 times our purchase price and following the first year anniversary of the Acquisition and through the 18-month anniversary of the Acquisition, such repurchase may be made at 1.45 times our purchase price. Furthermore, the Imaging Minority may deliver any Heska shares resulting from and held since the Acquisition as consideration, with such shares to be valued based on market value, although not less than $5 per share. Should the Imaging Minority exercise this call, it could be significantly disruptive to our business and if Heska Imaging represents a significant portion of our revenue and earnings at the time of such exercise, our stock price could decline significantly following such exercise. Furthermore, should Heska stock have appreciated significantly, the Imaging Minority might not have to repay some or all of the cash we paid in the Acquisition, or even deliver all the shares we issued in the Acquisition. In addition, if our stock price has declined below $5 per share prior to the time of exercise, we may not realize the full economic premium (either 1.3 or 1.45), or any premium, anticipated in the repurchase. In addition, should our stock price decline enough, we could be placed in a position where the repurchase is at an economic discount to our purchase price.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority’s position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017. Based on Heska Imaging’s current ownership position, this put option could require us to deliver up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 and $36.9 million following calendar year 2017 (any applicable payment to be defined as the “Put Payment”) to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the “Delivery Stock Value”) and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity. Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority’s position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority’s position in Heska Imaging. Based on Heska Imaging’s current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $29.4 million following calendar year 2016 or $42.4 million following calendar year 2017 (any applicable payment to be defined as the “Call Payment”) to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the “Delivery Stock Value”) and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future. In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in the Operating Agreement, should we undergo a change in control prior to the end of 2017, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash at the highest call value they otherwise could have obtained (the “Change in Control Payment”). If Heska Imaging meets certain minimum performance criteria, this will be $42.4 million until at least the end of 2015. The Change in Control Payment may materially decrease the interest of third parties in acquiring the Company or a majority of the Company’s shares, which could otherwise have occurred at a significant premium to the Company’s then current market price for the benefit of some or all of our shareholders. This could make some investors less likely to buy and hold our stock.

Under the terms of the Operating Agreement, Heska Imaging will be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Mr. Wilson. Dr. Grieve, Mr. Wilson and Mr. Napolitano are the current board of managers. Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of its investment in Heska Imaging in certain circumstances.

Mr. Wilson’s employment agreement with us requires that he devote 80% of his working hours’ attention, skills, time and business efforts to Heska Corporation. However, Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in the remaining 20% of his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. In addition, including shares held by his wife and by trusts for the benefit of his children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm’s length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mr. Wilson’s wife, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively, are each a member of Heska Imaging, and each have an interest in the puts and calls discussed above. If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value. While the Operating Agreement was negotiated at arm’s length as part of the Acquisition, and requires that none of the members shall cause Heska Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

In addition, like any acquisition, if Heska Imaging significantly underperforms our financial expectations, it may serve to diminish rather than enhance shareholder value.

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

We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except for MWI Veterinary Supply, Inc. (“MWI”) from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests. This situation may hinder our ability to sell and market our products if these distributors are increasingly successful. While we have an agreement with MWI to sell our blood testing instruments and heartworm diagnostic tests, there can be no assurance this agreement will prove to be ultimately successful in enhancing our profitability or market presence.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

No single customer accounted for more than 10% of our consolidated revenue for the year ended December 31, 2012. Revenue from Merck entities, including Merck Animal Health, represented approximately 13% and 13% of our consolidated revenue for the twelve months ended December 31, 2011 and 2010. One customer accounted for approximately 29% of our consolidated accounts receivable at December 31, 2012. No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2011 or 2010.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, and Synbiotics, a unit of Zoetis. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment’s customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck, Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis (a company majority-owned by Pfizer Inc.) may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis and/or Pfizer devotes its significant commercial and financial resources to growing Synbiotics’ market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except one from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2012, we had an accumulated deficit of $170.0 million. We have achieved only two quarters with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party suppliers could substantially harm our business.

To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Similarly, we must provide ourselves, or contract for the supply of certain services. Such services must be provided in a timely and appropriate manner. Failure to do any of the above could substantially harm our business.

We rely on third-party suppliers to manufacture those products we do not manufacture ourselves and to provide services we do not provide ourselves. Proprietary products provided by these suppliers represent a majority of our revenue. We currently rely on these suppliers for our veterinary instruments and consumable supplies for these instruments, for key components of our point-of-care diagnostic tests as well as for the manufacture of other products.

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products which are responsible for more than 5% of our 2012 revenue are Boule, FUJIFILM and Quidel. None of these suppliers sold us proprietary products which were responsible for more than 25% of our 2012 revenue, although the proprietary products of one of these suppliers was responsible for more than 20% of our 2012 revenue and each of the two others was responsible for more than 10% of our 2012 revenue. In addition, if we had made the Acquisition as of January 1, 2012, we estimate Cuattro, LLC would have supplied us with products and services representing more than 10% but less than 15% of our revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our major veterinary blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•

Loss of exclusivity. In the case of our veterinary blood testing instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

•

High switching costs. In our blood testing instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States. Novartis Japan markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates the majority of our sales of those vaccines in those territories. One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 9% of our 2012 revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

If we are unable to maintain various financial and other covenants required by our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement. The availability of borrowings under this agreement may be important to continue to fund our operations. Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement. In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which we fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We believe the credit markets are particularly restrictive and it may be more difficult to obtain funding versus recent history. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Interpretation of existing legislation, regulations and rules, including financial accounting standards, or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In addition, if our stock market value increases to a certain level on June 30, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs. Similarly, we are required to comply with the SEC’s mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2013. Compliance with this mandate has required a significant time investment, which may have and may in the future preclude some of our employees from spending time on more productive matters. In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

We often depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to in the future.

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. For example, we jointly developed point-of-care diagnostic products with Quidel. In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline. For example, we have experienced delays compared to our expectations in our development of products in collaboration with Rapid Diagnostek, Inc.

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

According to the latest available filings with the SEC, we have one shareholder who holds, in aggregate, approximately 10% of our shares outstanding and another shareholder who holds approximately 9% of our shares outstanding. Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price. For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2012, our closing stock price has ranged from a low of $7.05 to a high of $12.84. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

•	stock sales by large stockholders or by insiders;

•	changes in the outlook for our business;

•	our quarterly operating results, including as compared to expected revenue or earnings and in comparison to historical results;

•	termination, cancellation or expiration of our third-party supplier relationships;

•	announcements of technological innovations or new products by our competitors or by us;

•	litigation;

•	regulatory developments, including delays in product introductions;

•	developments or disputes concerning patents or proprietary rights;

•	availability of our revolving line of credit and compliance with debt covenants;

•	releases of reports by securities analysts;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, it is likely we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

On May 4, 2010, our shareholders approved an amendment (the “Amendment”) to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward (“NOL”). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. This may cause certain individuals or entities who may have otherwise been willing and able to bid on our stock to not do so, reducing the class of potential acquirers and trading liquidity from what it otherwise might have been. The Amendment could also have an adverse impact on the value of our stock if certain buyers who would otherwise have purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer’s purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares. In addition, we have less than 300 recordholders, which would allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market.

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

We have less than 300 recordholders which makes us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Stock Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

We may face product returns and product liability litigation in excess of, or not covered by, our insurance coverage or indemnities and/or warranties from our suppliers. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could substantially decline.

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

We may be held liable for the release of hazardous materials, which could result in extensive clean-up costs or otherwise harm our business.

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

Our principal administrative and research and development activities are located in Loveland, Colorado. We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland is leased under an agreement which expires in 2017.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation related to claims arising out of our operations. At December 31, 2012, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol “HSKA.” The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2011
First Quarter	$7.23	$4.65
Second Quarter	10.04	6.12
Third Quarter	10.28	8.11
Fourth Quarter	8.64	6.53
2012
First Quarter	12.25	6.83
Second Quarter	13.00	10.95
Third Quarter	11.40	7.55
Fourth Quarter	9.70	7.48
2013
First Quarter (through March 13)	8.91	8.02

As of March 13, 2013, there were approximately 273 recordholders of our Public Common Stock, including approximately 90 participant accounts of Cede & Co.’s position held with our registrar, and approximately 3,600 beneficial stockholders. While we paid $1.6 million in dividends in 2012, we do not anticipate any dividend payments in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2012 of the cumulative total stockholder return from a $100 investment in the Company’s common stock with the Center for Research in Securities Prices Total Return Index for Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks (the “Nasdaq Medical Devices Index”), the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the “Nasdaq Pharmaceutical Index”) and the CRSP Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq U.S. & Foreign Index”) assuming reinvestment of dividends.

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$68,140	$66,449	$55,655	$57,481	$61,502
Other vaccines, pharmaceuticals and products	13,513	9,229	9,796	12,584	11,303

Total revenue, net	81,653	75,678	65,451	70,065	72,805

Cost of revenue	52,809	47,219	40,659	40,878	41,704

Gross profit	28,844	28,459	24,792	29,187	31,101

Operating expenses:
Selling and marketing	17,640	14,524	14,726	15,167	18,339
Research and development	1,951	1,718	1,597	1,650	958
General and administrative	8,917	8,173	8,111	9,121	9,646
Restructuring expenses	785	—	—	—	—
Other	232	—	—	—	—

Total operating expenses	29,525	24,415	24,434	25,938	28,943

Operating income (loss)	(681)	4,044	358	3,249	2,158
Interest and other (income) expense, net	640	306	289	(117)	135

Income (loss) before income taxes	(1,321)	3,738	69	3,366	2,023
Income tax expense (benefit)	(471)	1,496	51	1,221	820

Net income (loss)	$(850)	$2,242	$18	$2,145	$1,203

Basic net income (loss) per share	$(0.17)	$0.43	$0.00	$0.41	$0.23

Diluted net income (loss) per share	$(0.17)	$0.43	$0.00	$0.40	$0.22

Dividends declared per share	$—	$—	$—	$—	$0.30

Shares used for basic net income (loss) per share	5,167	5,207	5,220	5,237	5,326
Shares used for diluted net income (loss) per share	5,167	5,212	5,254	5,338	5,489
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,705	$5,400	$5,492	$6,332	$5,784
Total current assets	31,290	28,493	27,279	28,891	32,955
Property and equipment, net	8,509	6,349	5,486	4,869	6,005
Total assets	70,438	64,134	63,048	61,894	66,826
Line of credit	11,042	4,201	3,079	—	2,552
Current portion of long-term debt and capital leases	770	381	—	—	—
Total current liabilities	22,228	14,107	12,660	9,289	14,389
Long-term debt and capital leases	381	—	—	—	—
Long-term deferred revenue and other	5,306	4,972	4,590	4,166	3,575
Total stockholders’ equity	42,523	45,055	45,798	48,439	48,862

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 13, 2013, and we undertake no duty and do not intend to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health (“CCA”), which represented 84% of our 2012 revenue and Other Vaccines, Pharmaceuticals and Products (“OVP”), which represented 16% of our 2012 revenue.

The Core Companion Animal Health segment includes diagnostic and other instruments and supplies as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Blood testing and other non-imaging instruments and supplies represent approximately 45% of our 2012 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 33% of our 2012 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 13% of our 2012 revenue was from new hardware. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are furnished to us by third parties, who typically own the product rights and sell the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenue from consumables, represents approximately 40% of our 2012 revenue.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 39% of our 2012 revenue. Since items in this area are single use by their nature, our aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products in this area include our heartworm diagnostic tests, our heartworm preventive, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests. Combined revenue from heartworm-related products and allergy-related products represented approximately 35% of our 2012 revenue.

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

All our CCA products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 67% and 33% of Core Companion Animal Health 2012 revenue, respectively.

We intend to increase profitability through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. Revenue in this segment increased by $4.0 million, or 7%, in 2012 as compared to 2011. We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

We have developed our own line of bovine vaccines that are licensed by the USDA. We have a long-term, non-exclusive agreement with a distributor, AgriLabs, for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs. This agreement generates a significant portion of our OVP segment’s revenue. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

Our February 24, 2013 we acquired a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC. This acquisition marks our entry into the veterinary imaging area.

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

Revenue from the sale of products is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. It is not our normal practice to accept customer returns. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf life of our products. Revenue from both direct sales to veterinarians and sales to independent third-party distributors are generally recognized when goods are shipped. Our products are shipped complete and ready to use by the customer. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Certain customer arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has lapsed. We reduce our revenue by the estimated cost of any rebates, allowances or similar programs, which are used as promotional programs.

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

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2010	2011	2012
	(in thousands except per share amounts)
Consolidated Statement of Income Data:
Revenue:
Core companion animal health	$55,655	$57,481	$61,502
Other vaccines, pharmaceuticals and products	9,796	12,584	11,303

Total revenue, net	65,451	70,065	72,805

Cost of revenue	40,659	40,878	41,704

Gross profit	24,792	29,187	31,101

Operating expenses:
Selling and marketing	14,726	15,167	18,339
Research and development	1,597	1,650	958
General and administrative	8,111	9,121	9,646

Total operating expenses	24,434	25,938	28,943

Operating income	358	3,249	2,158
Interest and other (income) expense, net	289	(117)	135

Income before income taxes	69	3,366	2,023
Income tax expense	51	1,221	820

Net income	$18	$2,145	$1,203

Basic net income per share	$0.00	$0.41	$0.23

Diluted net income per share	$0.00	$0.40	$0.22

Revenue

Total revenue increased 4% to $72.8 million in 2012 compared to $70.1 million in 2011. Total revenue increased 7% to $70.1 million in 2011 compared to $65.5 million in 2010.

CCA segment revenue increased 7% to $61.5 million in 2012 compared to $57.5 million in 2011. Greater revenue from instrument consumables was a factor in the increase. CCA segment revenue increased 3% to $57.5 million in 2011 compared to $55.7 million in 2010. Key factors in the increase were greater sales of our instrument consumables, our canine heartworm preventive and international sales of our canine heartworm diagnostic tests, somewhat offset by lower revenue from our hematology instruments and our chemistry instruments.

OVP segment revenue decreased 10% to $11.3 million in 2012 compared to $12.6 million in 2011. Lower sales of cattle vaccines under our contract with AgriLabs and lower international sales of cattle vaccines were factors in the decline. OVP segment revenue increased 28% to $12.6 million in 2011 compared to $9.8 million in 2010. Greater sales of cattle vaccines to new customers, greater sales of cattle vaccines under our contract with AgriLabs and greater sales of other cattle vaccines, somewhat offset by lower sales of bulk bovine biologicals, were key factors in the increase.

We expect 2013 total revenue, which we expect to include the revenue attributable to Heska Imaging for 10 full months of 2013, to increase as compared with 2012.

Cost of Revenue

2012 Cost of revenue was $41.7 million, an increase of 2% compared to $40.9 million in 2011. Gross profit increased 7% to $31.1 million in 2012 from $29.2 million in 2011. Gross Margin, i.e. gross profit divided by total revenue, increased to 42.7% in 2012 from 41.7% in 2011. A key factor in the increase was product mix, where the overall sales shift was toward higher margin products including instrument consumables.

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

Operating Expenses

Selling and marketing expenses increased by 21% to $18.3 million in 2012 compared to $15.2 million in 2011. Higher costs related to increases in sales force personnel contributed to the increase. Selling and marketing expenses increased by 3% to $15.2 million in 2011 compared to $14.7 million in 2010. Greater recruiting and relocation costs related to the expansion of our sales force and increased spending related to product marketing programs were factors in the increase.

Research and development expenses decreased by approximately $692 thousand to $958 thousand in 2012 from $1.7 million in 2011. The largest factor in the change was lower payments to third parties related to product collaborations in the 2012 period as compared to the 2011 period. Research and development expenses increased by $53 thousand to $1.7 million in 2011 from $1.6 million in 2010. A factor in the increase was a payment to a third party related to a product line we are collaborating to develop with that company.

General and administrative expenses were $9.6 million in 2012, a 6% increase as compared to $9.1 million in 2011. A favorable arbitration ruling in 2011 where the other side paid our legal costs along with increased legal spending in 2012 were factors in the increase. General and administrative expenses were $9.1 million in 2011, a 12% increase as compared to $8.1 million in 2010. The largest factor in the increase was a Management Incentive Plan (“MIP”) expense in 2011 related to the achievement of certain objectives, which did not occur in 2010.

Interest and Other Expense, Net

Interest and other expense, net, was an expense of $135 thousand in 2012, as compared to income of $117 thousand in 2011 and an expense of $289 thousand in 2010. This line item can be broken into two components: net interest expense and net foreign currency gains and losses. Net interest was expense of $22 thousand in 2012, as compared to income of $144 thousand in 2011 and expense of $131 thousand in 2010. The largest factor in the change from 2011 to 2012 and from 2010 to 2011 was $207 thousand in interest income from an arbitration judgment in 2011. We recognized interest income in an arbitration judgment in 2012 but it was not at the same level as 2011. Net foreign currency losses were $113 thousand in 2012, $27 thousand in 2011 and $158 thousand in 2010.

We expect interest and other expense, net to be a net expense in 2013 as we have a $100 thousand minimum interest expense under our agreement with Wells Fargo and we do not anticipate we will experience interest income at the same level as in 2011 and 2012, which resulted primarily from interest awarded in arbitration judgments.

Income Tax Expense (Benefit)

In 2012, we had total income tax expense of $820 thousand, including $606 thousand in domestic deferred income tax expense, a non-cash expense, and $214 thousand in current income tax expense, the majority of which related to state income taxes. In 2011, we had total income tax expense of $1.2 million, including $1.1 million in domestic deferred income tax expense, and $165 thousand in current income tax expense, the majority of which related to state income taxes. In 2010, we had $61 thousand of current tax expense and $10 thousand in deferred tax benefit, resulting in total income tax expense of $51 thousand. The largest component of 2010 current tax expense relates to the profitable operating performance of our Swiss subsidiary. Domestically, the effect of permanent differences between tax and GAAP accounting, such as incentive stock option amortization, at low profitability levels tends to raise the implied tax rate and contributed to our unusually high 74% tax rate in 2010. The same effect occurred to some degree in 2011 and 2012, although its impact declined as the profitability level increased.

In 2013, we expect higher income tax expense as compared to 2012 as we expect higher pre-tax income in 2013, which we expect to include the pre-tax income attributable to Heska Imaging for 10 full months of 2013, as compared to 2012.

Net Income (Loss)

Our 2012 net income was $1.2 million as compared to 2011 net income of $2.1 million and net income of $18 thousand in 2010. Increased operating expenses, somewhat offset by higher revenue and improved Gross Margin, was the most important factor in the decline from 2011 to 2012. Increased revenue and improved Gross Margin, somewhat offset by higher operating expenses, were key factors in the improvement from 2010 to 2011.

We expect net income will be higher in 2013, which we expect to include the net income attributable to Heska Imaging for 10 full months of 2013, than in 2012.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2012, we had net income of $1.2 million. In 2012, net cash used in operations was $369 thousand. At December 31, 2012, we had $5.8 million of cash and cash equivalents, working capital of $18.6 million and $2.6 million outstanding borrowings under our revolving line of credit, discussed below.

Net cash flows from operating activities used cash of $369 thousand in 2012 as compared to providing cash of $4.9 million in 2011, a change of $5.3 million. The largest factor in the change was a $4.0 million decrease in cash provided from accounts receivable as in 2012 we had a significant level of our products ship to customers prior to year end, without such customers paying prior to year end, an effect which was not present to the same degree in 2011. In addition, our lower profitability level in 2012 as compared to 2011, with a $942 thousand decline in cash from net income and a related $450 thousand decline in cash provided by deferred tax expense, contributed to the decline. A $1.0 million refundable prepayment for exclusive negotiating rights on a potential acquisition in 2012 but not 2011 also contributed to the change. We also experienced $555 thousand greater cash used in inventory primarily related to increased transfers of inventory to property and equipment for our instruments installed with customers where we have retained instrument ownership as well as $353 thousand less cash provided by lower depreciation and amortization expense, primarily related to lower depreciation on instrument units available for customer rental which were fully depreciated in 2011. This was somewhat offset by $2.5 million in cash from accounts payable, accrued liabilities and other items resulting to some degree from the increase in our 2012 operating expenses as compared to 2011.

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

Net cash flows from investing activities used cash of $1.5 million in 2012 as compared to using cash of $1.1 million in 2011 and using cash of $620 thousand in 2010. Purchases of property and equipment increased $425 thousand in 2012 as compared to 2011 and $464 thousand in 2011 as compared to 2010, primarily due to greater property and equipment purchases in our OVP segment in both cases.

Net cash flows from financing activities provided cash of $1.3 million in 2012, used cash of $3.0 million in 2011 and used cash of $1.4 million in 2010. In 2012, we borrowed $2.6 million and received $390 thousand in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, somewhat offset by funds paid to participating shareholders in our odd lot tender offer for shareholders with 99 shares or less. These cash flows were somewhat offset by $1.6 million in dividends we paid. In 2011, we used cash to fully repay our remaining $3.1 million in line of credit borrowings, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises. In 2010, we used cash to reduce our borrowings under our line of credit by $1.1 million and repay the remaining principal on term debt of $381 thousand, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises. In 2012, we essentially borrowed under our line of credit to finance dividends paid to shareholders, our capital expenditures and cash used in our operating activities. We repaid more debt under our revolving line of credit in 2011 as compared to 2010 primarily because we had greater cash provided by operating activities in 2011 as compared to 2010.

At December 31, 2012, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013. At December 31, 2012, there were $2.6 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Based on our agreement with Wells Fargo, on December 31, 2012, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and was to be payable monthly. We expect any interest on borrowings due after February 2013 to be charged at a stated rate of three month LIBOR plus 3.75% due to our lower profitability level in 2013 as compared to 2012 and the terms of our agreement with Wells Fargo. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2012. At December 31, 2012, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $8.3 million.

Our financial plan for 2013 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2013 and into 2014. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority’s remaining 45.4% position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017. Furthermore, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority’s position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority’s position in Heska Imaging.

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 highest strike put in 2015. In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $17.0 million to purchase the 45.4% of Heska Imaging we do not own. If this put is not exercised in full, we would have a call option to purchase all, but not less than all, of the Imaging Minority’s position in Heska Imaging for $19.6 million. In both cases, while we have the right to deliver up to 55% of the consideration in our Pubic Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the “Delivery Stock Value”) and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.

If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016. While our financial plan calls for us to meet this payment obligation using internally generated cash flows, perhaps supplemented by debt financing, there can be no assurance our results will unfold according to our plan. This potential payment obligation in 2016 is an important consideration for us in our cash management decisions.

We would consider acquisitions if we felt they were consistent with our strategic direction. We paid $1.6 million in dividends in 2012, and while we may consider paying dividends again in the long term, we do not anticipate the payment of any further dividends for the foreseeable future. We conducted an odd lot tender offer in 2012 which could have led to the repurchase of approximately $400 thousand of our stock if all eligible holders had chosen to participate, and while we may consider stock repurchase alternatives again in the long term, we do not anticipate any stock repurchases in the foreseeable future.

A summary of our contractual obligations at December 31, 2012 is shown below:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Line of credit	$2,552	$2,552	$—	$—	$—
Operating leases	16,744	1,975	3,210	3,063	8,496
Unconditional purchase obligations	18,103	5,020	10,058	3,025	—

Total contractual cash obligations	$37,399	$9,547	$13,268	$6,088	$8,496

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

If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016. For further information, please see “Liquidity, Capital Resources and Financial Condition” above.

Net Operating Loss Carryforwards

As of December 31, 2012, we had a net domestic operating loss carryforward, or NOL, of approximately $113.5 million, a domestic alternative minimum tax credit carryforward of approximately $233 thousand and a domestic research and development tax credit carryforward of approximately $526 thousand for federal tax purposes. Our federal NOL is expected to expire as follows if unused: $107.6 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997. We do not believe this Ownership Change will place a significant restriction on our ability to utilize our NOLs in the future.

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements and determined none would have a material impact on the Company’s financial statements.

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

Interest Rate Risk

At December 31, 2012, there was approximately $2.6 million outstanding on our line of credit with Wells Fargo. We also had approximately $5.8 million of cash and cash equivalents at December 31, 2012, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2012. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $32 thousand based on our outstanding balances as of December 31, 2012.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2012.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros and Japanese Yen, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our 2012 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $349 thousand.

Item 8.	Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heska Corporation

Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2012, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. Our audits also included the financial statement schedule appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

EKS&H LLLP

March 14, 2013

Boulder, Colorado

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,332	$5,784
Accounts receivable, net of allowance for doubtful accounts of $174 and $155, respectively	7,938	11,044
Inventories, net	12,401	12,483
Deferred tax asset, current	1,170	1,130
Other current assets	1,050	2,514

Total current assets	28,891	32,955
Property and equipment, net	4,869	6,005
Goodwill and other intangibles	1,000	1,120
Deferred tax asset, net of current portion	27,134	26,746

Total assets	$61,894	$66,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,999	$5,298
Accrued liabilities	2,311	3,481
Accrued compensation	1,077	651
Current portion of deferred revenue	1,902	2,407
Line of credit	—	2,552

Total current liabilities	9,289	14,389
Deferred revenue, net of current portion, and other	4,166	3,575

Total liabilities	13,455	17,964

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 5,250,328 and 5,372,336 shares issued and outstanding, respectively	52	54
Additional paid-in capital	217,778	218,544
Accumulated other comprehensive income	242	296
Accumulated deficit	(169,633)	(170,032)

Total stockholders’ equity	48,439	48,862

Total liabilities and stockholders’ equity	$61,894	$66,826

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenue:
Core companion animal health	$55,655	$57,481	$61,502
Other vaccines, pharmaceuticals and products	9,796	12,584	11,303

Total revenue, net	65,451	70,065	72,805
Cost of revenue	40,659	40,878	41,704

Gross profit	24,792	29,187	31,101

Operating expenses:
Selling and marketing	14,726	15,167	18,339
Research and development	1,597	1,650	958
General and administrative	8,111	9,121	9,646

Total operating expenses	24,434	25,938	28,943

Operating income	358	3,249	2,158
Interest and other (income) expense, net	289	(117)	135

Income before income taxes	69	3,366	2,023
Income tax expense:
Current income tax expense	61	165	214
Deferred income tax expense (benefit)	(10)	1,056	606

Total income tax expense	51	1,221	820

Net income	$18	$2,145	$1,203

Basic net income per share	$0.00	$0.41	$0.23

Diluted net income per share	$0.00	$0.40	$0.22

Weighted average outstanding shares used to compute basic net income per share	5,220	5,237	5,326

Weighted average outstanding shares used to compute diluted net income per share	5,254	5,338	5,489

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income	$18	$2,145	$1,203
Other comprehensive income (expense):
Minimum pension liability	22	(20)	(20)
Unrealized gain (loss) on available for sale investments	4	(8)	—
Foreign currency translation	288	(14)	74

Comprehensive income	$332	$2,103	$1,257

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2010	5,216	$52	$216,829	$(30)	$(171,796)	$45,055
Net income	—	—	—	—	18	18
Issuance of common stock related to options, ESPP and other	15	—	75	—	—	75
Recognition of stock based compensation	—	—	336	—	—	336
Minimum pension liability adjustments	—	—	—	22	—	22
Unrealized gain on available for sale investments	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	288	—	288

Balances, December 31, 2010	5,231	52	217,240	284	(171,778)	45,798
Net income	—	—	—	—	2,145	2,145
Issuance of common stock related to options, ESPP and other	19	—	124	—	—	124
Recognition of stock based compensation	—	—	414	—	—	414
Minimum pension liability adjustments	—	—	—	(20)	—	(20)
Unrealized(loss) on available for sale investments	—	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)

Balances, December 31, 2011	5,250	52	217,778	242	(169,633)	48,439
Net income	—	—	—	—	1,203	1,203
Issuance of common stock related to options, ESPP and other	122	2	388	—	—	390
Recognition of stock based compensation	—	—	378	—	—	378
Dividends paid	—	—	—	—	(1,602)	(1,602)
Minimum pension liability adjustments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	74	—	74

Balances, December 31, 2012	5,372	$54	$218,544	$296	$(170,032)	$48,862

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2011	2012
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$18	$2,145	$1,203
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,298	2,052	1,699
Deferred tax (benefit) expense	(10)	1,056	606
Stock based compensation	336	414	378
Unrealized (gain) loss on foreign currency translation	(12)	10	46
Changes in operating assets and liabilities:
Accounts receivable	356	929	(3,099)
Inventories	(699)	(850)	(1,405)
Other current assets	(44)	(93)	(1,551)
Accounts payable	(10)	(164)	1,298
Accrued liabilities and other	(40)	(259)	741
Income taxes payable	(38)	—	—
Deferred revenue and other	(214)	(352)	(285)

Net cash provided by (used in) operating activities	1,941	4,888	(369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(620)	(1,084)	(1,509)

Net cash provided by (used in) investing activities	(620)	(1,084)	(1,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75	124	390
Proceeds from (repayments of) line of credit borrowings, net	(1,123)	(3,079)	2,552
Repayments of debt and capital lease obligations	(381)	—	—
Dividends paid to stockholders	—	—	(1,602)

Net cash provided by (used in) financing activities	(1,429)	(2,955)	1,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH	200	(9)	(10)

INCREASE IN CASH AND CASH EQUIVALENTS	92	840	(548)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,400	5,492	6,332

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,492	$6,332	$5,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$162	$28	$77

Cash paid for income taxes	$107	$214	$153

Non-cash transfer of inventory to property and equipment	$815	$351	$1,327

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 556,173 and 332,888 Euros at December 31, 2011 and 2012, respectively. The Company held 9,685,521 and 3,406,393 Yen at December 31, 2011 and 2012, respectively. The Company held 330,533 and 65,472 Swiss Francs at December 31, 2011 and 2012, respectively. The majority of the Company’s cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company’s revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of the Company’s line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2011 and 2012, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2011	2012
Raw materials	$5,580	$5,275
Work in process	2,505	3,342
Finished goods	5,043	4,671
Allowance for excess or obsolete inventory	(727)	(805)

	$12,401	$12,483

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consist of the following (in thousands):

	Estimated Useful Life	December 31,
		2011	2012
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,678
Machinery and equipment	3 to 15 years	28,617	30,346
Leasehold and building improvements	7 to 15 years	5,322	5,429
Construction in progress		463	1,091

		37,457	39,921
Less accumulated depreciation and amortization		(32,588)	(33,916)

		$4,869	$6,005

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer’s location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a four year period. During 2010, 2011 and 2012, total costs transferred from inventory were approximately $815 thousand, $351 thousand and $1.3 million, respectively.

Depreciation and amortization expense for property and equipment was $2.3 million, $2.1 million and $1.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

The Company’s recorded goodwill relates to the 1997 acquisition of Heska AG, the Company’s Swiss subsidiary. This goodwill is reviewed at least annually for impairment. This impairment assessment is completed at the Heska AG reporting unit level. The Company completed its annual analysis estimating that the fair value of the reporting unit exceeds the carrying value of the goodwill at December 31, 2012 and determined there was no indicated impairment of its goodwill. The key inputs to the estimated fair value included historical and 2013 budgeted operating income, net income and cash flows for the reporting unit. At December 31, 2011 and 2012, goodwill was approximately $1.0 million and $1.0 million, respectively, and was included in the assets of the Core Companion Animal Health segment. There can be no assurance that future goodwill impairments will not occur.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. The Company has not received any significant up-front payments in 2010, 2011 or 2012. Revenue from royalties is recognized based upon historical experience or as the Company is informed of sales on which it is entitled to royalties.

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

Stock-Based Compensation

During the years ended December 31, 2010, 2011 and 2012, the Company’s income from operations and income before income taxes were reduced by $336 thousand, $414 thousand and $378 thousand, respectively, and net income was reduced by $287 thousand, $348 thousand and $219 thousand, respectively, for compensation related to stock options issued. Basic and diluted earnings per share were reduced by $0.05 and $0.05 in 2010, $0.07 and $0.07 in 2011 and $0.04 and $0.04 in 2012. For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities. At December 31, 2012, the Company had two stock-based compensation plans. See Note 6 for a description of these plans and additional disclosures regarding the plans.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $735 thousand, $621 thousand and $701 thousand for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method. At December 31, 2010, 2011 and 2012, securities that have been excluded from diluted net income per share because they would be anti-dilutive are outstanding options to purchase 1,121,264, 1,029,151 and 643,094 shares, respectively, of the Company’s common stock. Securities included in the diluted net income per share calculation at December 31, 2010, 2011, and 2012 using the treasury stock method, were outstanding options to purchase approximately 34 thousand, 101 thousand and 163 thousand shares of the Company’s common stock, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income adjusted for the results of certain stockholders’ equity changes. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2012, Accumulated Other Comprehensive Income (Loss) consists of $912 thousand gain for cumulative translation adjustments, $629 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments. At December 31, 2011, Accumulated Other Comprehensive Income (Loss) consists of $838 thousand gain for cumulative translation adjustments, $609 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments. At December 31, 2010, Accumulated Other Comprehensive Income (Loss) consists of $851 thousand gain for cumulative translation adjustments, $589 thousand loss for unrealized pension liability and $22 thousand of unrealized gain on available for sale investments.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements and determined none would have a material impact on the Company’s financial statements.

3.	CREDIT FACILITY

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires December 31, 2013. The agreement includes a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2012 of LIBOR plus 2.75% (3.125%). The stated interest rate will increase to LIBOR plus 3.75% effective January 1, 2013 based on the Company’s financial results for the year ended December 31, 2012. There is an annual minimum interest charge of $100 thousand under the agreement. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company’s assets. Under the agreement, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements for monthly minimum capital, quarterly minimum net income and monthly minimum liquidity. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2012, there was $2.6 million of borrowings outstanding and there was approximately $8.3 million available capacity for borrowings under the line of credit agreement.

4.	SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Interest and other expense (income):
Interest income	$(58)	$(268)	$(95)
Interest expense	189	124	117
Other, net	158	27	113

	$289	$(117)	$135

5.	INCOME TAXES

As of December 31, 2012, the Company had a domestic net operating loss carryforward (“NOL”), of approximately $113.5 million, a domestic alternative minimum tax credit carryforward of approximately $233 thousand and domestic research and development tax credit carryforward of approximately $526 thousand for federal tax purposes. The Company’s federal NOL is expected to expire as follows if unused: $107.6 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future.

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

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Domestic	$(101)	$3,189	$1,869
Foreign	170	177	154

	$69	$3,366	$2,023

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2011	2012
Current deferred tax assets:
Inventory	$289	$323
Accrued compensation	237	251
Net operating loss carryforwards – domestic	1,151	45
Other	862	1,252

	2,539	1,871
Valuation allowance	(1,369)	(741)

Total current deferred tax assets	$1,170	$1,130

Noncurrent deferred tax assets:
Research and development tax credit	$553	$526
Alternative minimum tax credit	228	233
Deferred revenue	1,840	1,884
Property and equipment	1,932	2,059
Net operating loss carryforwards – domestic	52,456	39,541

	57,009	44,243
Valuation allowance	(29,875)	(17,497)

Total noncurrent deferred tax assets	$27,134	$26,746

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current income tax expense (benefit):
Federal	$7	$37	$41
State	16	90	140
Foreign	38	38	33

Total current expense (benefit)	61	165	214

Deferred income tax expense (benefit):
Federal	(9)	977	560
State	(1)	79	46
Foreign	—	—	—

Total deferred expense (benefit)	(10)	1,056	606

Total income tax expense (benefit)	$51	$1,221	$820

The Company’s income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2010	2011	2012
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	52%	3%	4%
Other permanent differences	121%	3%	6%
Change in tax rate	40%	(4)%	(1)%
Foreign rate difference	(29)%	(1)%	(1)%
Change in valuation allowance	(472)%	(137)%	(638)%
Other	328%	138%	637%

Effective income tax rate	74%	36%	41%

6.	CAPITAL STOCK

Common Stock

The Company completed a 1-for-10 reverse stock split which was effective on December 30, 2010. Except as otherwise indicated, all related amounts reported in the consolidated financial statements, including common share quantities, earnings per share amounts and exercise prices of options, have been retroactively adjusted for the effect of this reverse stock split.

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”) and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently cancelled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of the Company’s Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2009, the stockholders approved an amendment to the 1997 Plan allowing for the continued issuance of incentive stock options and a 25,000 reduction in shares which may be issued under the 1997 Plan. In May 2003, the stockholders approved a new plan, the 2003 Stock Incentive Plan, which allows for the granting of options for up to 239,050 shares of the Company’s common stock. The number of shares reserved for issuance under all plans as of January 1, 2013 was 365,782.

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company’s estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company’s expected term input was estimated based on the Company’s historical experience for time from option grant to option exercise for all employees in 2012, 2011 and 2010; the Company treated all employees in one grouping in all three years. The Company’s expected volatility input was estimated based on the Company’s historical stock price volatility in 2012, 2011 and 2010. The Company’s risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2012, 2011 and 2010. The Company’s expected dividends input was 4.3% in 2012 and zero in 2011 and 2010. Weighted average assumptions used in 2012, 2011 and 2010 for each of these four key inputs are listed in the following table:

	2010	2011	2012
Risk-free interest rate	1.10%	0.64%	0.38%
Expected lives	3.0 years	3.0 years	3.0 years
Expected volatility	66%	70%	57%
Expected dividend yield	0%	0%	4.3%

A summary of the Company’s stock option plans, with options to purchase fractional shares resulting from the Company’s December 2010 1-for-10 reverse stock split included in the “cancelled” row in 2010, is as follows:

	Year Ended December 31,
	2010		2011		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,291,634	$11.846	1,341,876	$11.003	1,448,675	$10.425
Granted at Market	104,900	$5.945	187,750	$6.962	137,950	$9.534
Cancelled	(53,459)	$21.572	(73,871)	$12.684	(118,330)	$11.373
Exercised	(1,199)	$5.834	(7,080)	$4.564	(223,134)	$5.863

Outstanding at end of period	1,341,876	$11.003	1,448,675	$10.425	1,245,161	$11.054

Exercisable at end of period	1,142,209	$11.871	1,175,731	$11.427	971,029	$12.129

The total estimated fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 were computed to be approximately $402 thousand, $602 thousand and $274 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was computed to be approximately $2.92, $3.21and $2.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $10 thousand and $2 thousand, respectively. The cash proceeds from options exercised during the years ended December 31, 2012, 2011 and 2010 was $263 thousand, $32 thousand and $7 thousand.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012, excluding outstanding options to purchase an aggregate of 106.4 fractional shares resulting from the Company’s December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.85 years, a weighted average exercise price of $13.63 and exercise prices ranging from $4.40 to $31.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2012	Weighted Average Exercise Price
$2.70 - $ 6.76	270,303	7.11	$5.166	188,446	$45.040
$6.77 - $ 8.60	272,832	8.01	$7.764	94,614	$7.667
$8.61 - $12.40	234,643	3.50	$9.693	220,586	$9.683
$12.41 - $16.50	237,811	2.85	$14.051	237,811	$14.051
$16.51 - $31.50	229,572	2.95	$20.182	229,572	$20.182

$2.70 - $31.50	1,245,161	5.05	$11.054	971,029	$12.129

As of December 31, 2012, there was $760 thousand of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years with all cost to be recognized by the end of December 2016, assuming all options vest according to the vesting schedules in place at December 31, 2012. As of December 31, 2012, the aggregate intrinsic value of outstanding options was $944 thousand and the aggregate intrinsic value of exercisable options was $632 thousand.

Employee Stock Purchase Plan (the “ESPP”)

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 325,000 shares of common stock to its employees, of which 315,329 had been issued as of December 31, 2012. Employees of the Company and its U.S. subsidiaries who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. Each offering period is five years, with six-month accumulation periods ending June 30 and December 31. The purchase price of the stock for June 30 and December 31 was 85% of the end-of-measurement-period market price.

For the years ended December 31, 2010, 2011 and 2012, the weighted-average fair value of the purchase rights granted was $0.95, $1.09 and $1.45 per share, respectively.

7.	MAJOR CUSTOMERS

The Company had no customers in 2012 to whom sales represented more than 10% of total revenue. The Company had one customer to whom sales represented approximately 13% of total revenue for 2011. The Company had one customer to whom sales represented approximately 13% of total revenue for 2010. One customer represented approximately 29% of accounts receivable at December 31, 2012 and no other customer represented 10% or more of total accounts receivable at December 31, 2012 and 2011.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2012, 2011 and 2010, royalties of $503 thousand, $513 thousand and $515 thousand became payable under these agreements, respectively.

The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $5.0 million for fiscal 2013, $6.8 million for fiscal 2014, $3.3 million for fiscal 2015 and $3.0 million for fiscal 2016.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2012 as follows (in thousands):

Year Ending December 31,
2013	$1,975
2014	1,648
2015	1,562
2016	1,545
2017	1,518
Thereafter	8,496

$16,744

The Company had rent expense of $1.8 million, $1.8 million and $1.8 million in 2010, 2011 and 2012, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2012, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

The Company’s current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company’s warranty reserve on December 31, 2012 was $451 thousand.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, the Company generates non-product revenue from research and development projects for third parties, licensing of technology and royalties. The Company performs these research and development projects for both companion animal and livestock purposes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2010:
Total revenue	$55,655	$9,796	$65,451
Operating income (loss)	1,073	(715)	358
Interest expense	128	61	189
Total assets	53,720	9,328	63,048
Net assets	39,016	6,782	45,798
Capital expenditures	366	254	620
Depreciation and amortization	1,413	885	2,298

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2011:
Total revenue	$57,481	$12,584	$70,065
Operating income	1,564	1,685	3,249
Interest expense	107	17	124
Total assets	51,172	10,722	61,894
Net assets	40,435	8,004	48,439
Capital expenditures	495	589	1,084
Depreciation and amortization	1,192	860	2,052

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2012:
Total revenue	$61,502	$11,303	$72,805
Operating income	1,160	998	2,158
Interest expense	91	26	117
Total assets	55,071	11,755	66,826
Net assets	39,726	9,136	48,862
Capital expenditures	634	875	1,509
Depreciation and amortization	862	837	1,699

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2010	2011	2012
United States	$57,927	$60,383	$64,552
Europe	3,025	3,408	2,996
Other International	4,499	6,274	5,257

Total	$65,451	$70,065	$72,805

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2010	2011	2012
United States	$59,155	$58,984	$63,980
Europe	3,893	2,910	2,846
Other International	—	—	—

Total	$63,048	$61,894	$66,826

10.	QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2011 and 2012 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2011:
Total revenue	$19,505	$17,447	$17,608	$15,505	$70,065
Gross profit	8,298	7,469	6,827	6,593	29,187
Operating income	1,540	887	408	414	3,249
Net income	916	457	288	484	2,145
Net income per share – basic	0.18	0.09	0.06	0.09	0.41
Net income per share – diluted	0.17	0.09	0.05	0.09	0.40
2012:
Total revenue	$19,175	$18,271	$16,906	$18,453	$72,805
Gross profit	8,923	8,048	6,726	7,404	31,101
Operating income (loss)	1,082	383	(27)	720	2,158
Net income (loss)	584	262	(32)	389	1,203
Net income (loss) per share – basic	0.11	0.05	(0.01)	0.07	0.23
Net income (loss) per share – diluted	0.11	0.05	(0.01)	0.07	0.22

11.	SUBSEQUENT EVENT

The Company acquired 54.6% of Cuattro Veterinary USA, LLC (“Cuattro Vet”) effective February 24, 2013 for approximately $7.6 million in cash and stock, including slightly more than $4 million in cash. Immediately following and as a result of the transaction, former Cuattro Vet unit holders will own approximately 7.2% of the Company’s Public Common Stock. The remaining minority position in Cuattro Vet is subject to purchase by the Company under performance-based puts and calls following calendar year 2015, 2016 and 2017. The Company’s position in Cuattro Vet is subject to premium repurchase or discounted sale under calls and puts expiring 18 months following the closing of the transaction.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders.

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

The information required by this section will be incorporated by reference to the information in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The other information required by this section will be incorporated by reference to the information in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2012, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	1,245,161	$11.05	374,174
Equity Compensation Plans Not Approved by Stockholders	None	None	None

Total	1,245,161	$11.05	374,174

(1)	Excluding outstanding options to purchase an aggregate of 106.4 fractional shares resulting from our December 2010 reverse stock split.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Form 10-K.

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2010	$177	$57	—	$(98	)(a)	$136
December 31, 2011	$136	$109	—	$(71	)(a)	$174
December 31, 2012	$174	$76	—	$(95	)(a)	$155

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document

3(i)**		Restated Certificate of Incorporation of the Registrant.

3(ii)**		Certificate of Amendment to Restated Certificate of Incorporation of Registrant.

3(iii)**		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.

3(iv)	(14)	Bylaws of the Registrant.

3(v)**		Amended and Restated Operating Agreement of Heska Imaging US, LLC.

10.1*/**		1997 Stock Incentive Plan of Registrant, as amended.

10.2*/**		1997 Stock Incentive Plan of Registrant, as amended and restated.

10.3*	(10)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.

10.4*	(10)	1997 Stock Incentive Plan Outside Directors Option Agreement.

10.5*	(13)	2003 Equity Incentive Plan, as amended and restated.

10.6*	(13)	2003 Equity Incentive Plan Option Agreement.

10.7*	(14)	1997 Employee Stock Purchase Plan of Registrant, as amended.

10.8*	(9)	Management Incentive Plan Master Document.

10.9*/**		Director Compensation Policy.

10.10*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

10.11*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.

10.12*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.

10.13*/**		Employment Agreement between Registrant and Kevin S. Wilson, dated effective February 22, 2013.

10.14*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.

10.15*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.

10.16*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.

10.17*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.

10.18*	(16)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, dated effective as of August 4, 2011.

10.19*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.

10.20*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.

10.21*	(16)	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.

10.22*/**		Employment Agreement between Registrant and Steve Asakowicz, dated effective as of February 22, 2013.

10.23*/**		Employment Agreement between Registrant and Rod Lippincott, dated effective February 22, 2013.

10.24*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.

10.25*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.

Exhibit Number	Notes	Description of Document

10.26	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.

10.27	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

10.28	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.

10.29	(13)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.

10.30+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

10.31+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.

10.32+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.

10.33	(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.

10.34+	(12)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.35+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.

10.36+	(17)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.

10.37+	(17)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.

10.38+	(18)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.

10.39+	(18)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.

10.40+/**		Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.

10.41+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.

10.42+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.

10.43	(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.

10.44+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.

Exhibit Number	Notes	Description of Document

10.45+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.

10.46+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.

10.47+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.

10.48+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.

10.49+	(15)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.

10.50+	(18)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of July 25, 2011.

10.51+	(10)	Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.52+	(12)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated October 1, 2008.

10.53	(16)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2011.

10.54+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.

10.55+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.

10.56+/**		Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., dated December 7, 2011.

10.57+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.

10.58+/**		Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, dated February 22, 2013.

10.59+/**		Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC dated February 24, 2013.

21.1		Subsidiaries of the Company.

23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See Signature Page of this Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.

Notes

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith.
(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.
(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.
(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(14)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.
(15)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.
(16)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(17)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(18)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT B. GRIEVE Robert B. Grieve	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2013

/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2013

/s/ MICHAEL A. BENT Michael A. Bent	Vice President, Controller (Principal Accounting Officer)	March 14, 2013

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Lead Director	March 14, 2013

/s/ PETER EIO Peter Eio	Director	March 14, 2013

/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 14, 2013

/s/ LOUISE L. McCORMICK Louise L. McCormick	Director	March 14, 2013

/s/ SHARON L. RILEY Sharon L. Riley	Director	March 14, 2013

/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 14, 2013

Exhibit Index

Exhibit Number	Notes	Description of Document

3(i)**		Restated Certificate of Incorporation of the Registrant.

3(ii)**		Certificate of Amendment to Restated Certificate of Incorporation of Registrant.

3(iii)**		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.

3(iv)	(14)	Bylaws of the Registrant.

3(v)**		Amended and Restated Operating Agreement of Heska Imaging US, LLC.

10.1*/**		1997 Stock Incentive Plan of Registrant, as amended.

10.2*/**		1997 Stock Incentive Plan of Registrant, as amended and restated.

10.3*	(10)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.

10.4*	(10)	1997 Stock Incentive Plan Outside Directors Option Agreement.

10.5*	(13)	2003 Equity Incentive Plan, as amended and restated.

10.6*	(13)	2003 Equity Incentive Plan Option Agreement.

10.7*	(14)	1997 Employee Stock Purchase Plan of Registrant, as amended.

10.8*	(9)	Management Incentive Plan Master Document.

10.9*/**		Director Compensation Policy.

10.10*	(11)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.

10.11*	(8)	Amended and Restated Employment Agreement with Robert B. Grieve, dated March 29, 2006.

10.12*	(11)	Amendment to Employment Agreement between Registrant and Robert B. Grieve, dated effective as of January 1, 2008.

10.13*/**		Employment Agreement between Registrant and Kevin S. Wilson, dated effective February 22, 2013.

10.14*	(4)	Employment Agreement between Registrant and Jason Napolitano, dated May 6, 2002.

10.15*	(11)	Amendment to Employment Agreement between Registrant and Jason Napolitano, dated effective as of January 1, 2008.

10.16*	(10)	Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated May 1, 2000.

10.17*	(11)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael McGinley, dated effective as of January 1, 2008.

10.18*	(16)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, dated effective as of August 4, 2011.

10.19*	(10)	Employment Agreement between Registrant and Nancy Wisnewski, dated April 15, 2002.

10.20*	(11)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, dated effective as of January 1, 2008.

10.21*	(16)	Employment Agreement between Registrant and Joseph P. Aperfine, dated effective as of August 4, 2011.

10.22*/**		Employment Agreement between Registrant and Steve Asakowicz, dated effective as of February 22, 2013.

10.23*/**		Employment Agreement between Registrant and Rod Lippincott, dated effective February 22, 2013.

10.24*	(4)	Employment Agreement between Registrant and Michael Bent, dated May 1, 2000.

10.25*	(11)	Amendment to Employment Agreement between Registrant and Michael Bent, dated effective as of January 1, 2008.

Exhibit Number	Notes	Description of Document

10.26	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, dated May 24, 2004.

10.27	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

10.28	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.

10.29	(13)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.

10.30+	(10)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

10.31+	(11)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.

10.32+	(11)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.

10.33	(11)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.

10.34+	(12)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.35+	(13)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.

10.36+	(17)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.

10.37+	(17)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.

10.38+	(18)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.

10.39+	(18)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.

10.40+/**		Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.

10.41+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, dated July 3, 1997.

10.42+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, dated March 15, 1999.

10.43	(13)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.

10.44+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 30, 2002.

Exhibit Number	Notes	Description of Document

10.45+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated September 20, 2004.

10.46+	(10)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated December 10, 2004.

10.47+	(10)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated May 26, 2006.

10.48+	(11)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of November 16, 2007.

10.49+	(15)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of December 23, 2010.

10.50+	(18)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated as of July 25, 2011.

10.51+	(10)	Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 17, 2003, Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004 and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.52+	(12)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated October 1, 2008.

10.53	(16)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2011.

10.54+	(10)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated as of August 1, 2003.

10.55+	(13)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, dated August 31, 2005.

10.56+/**		Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., dated December 7, 2011.

10.57+	(11)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, dated as of January 30, 2007.

10.58+/**		Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, dated February 22, 2013.

10.59+/**		Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC dated February 24, 2013.

21.1		Subsidiaries of the Company.

23.1		Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See Signature Page of this Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.

Notes

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith.
(1)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2006.
(11)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2007.
(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(14)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010.
(15)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.
(16)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(17)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(18)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2011.