Form 10-Q
period 2013-03-31
HESKA CORP
filed 2013-05-15
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's Public Common Stock outstanding at May 14, 2013 was 5,803,777.

HESKA, ALLERCEPT, AVERT,  E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF,  ELEMENT DC and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Schering-Plough Animal Health Corporation ("SPAH") in the United States and is a registered trademark of Heska Corporation in other countries.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2012	March 31, 2013

Current assets:
Cash and cash equivalents	$5,784	$5,459
Accounts receivable, net of allowance for doubtful accounts of $155 and $171, respectively	11,044	9,945
Inventories, net	12,483	15,082
Deferred tax asset, current	1,130	455
Other current assets	2,514	1,148
Total current assets	32,955	32,089
Property and equipment, net	6,005	6,543
Note receivable – related party	—	1,364
Goodwill	1,120	21,739
Deferred tax asset, net of current portion	26,746	27,757
Other long-term assets	—	72
Total assets	$66,826	$89,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$7,590
Accrued liabilities	4,132	3,475
Current portion of deferred revenue	2,407	2,756
Line of credit	2,552	5,106
Other short-term borrowings, including current portion of long-term note payable	—	982
Total current liabilities	14,389	19,909
Long-term note payable, net of current portion	—	468
Deferred revenue, net of current portion, and other	3,575	5,233
Total liabilities	17,964	25,610

Commitments and contingencies
Non-Controlling Interest	—	12,003
Public Common Stock subject to redemption	—	3,894
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,372,336 and 5,802,672 shares issued and outstanding, respectively	54	58
Additional paid-in capital	218,544	218,405
Accumulated other comprehensive income	296	189
Accumulated deficit	(170,032)	(170,595)
Total stockholders' equity	48,862	48,057
Total liabilities and stockholders' equity	$66,826	$89,564

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2013

Revenue, net:
Core companion animal health	$16,580	$15,649
Other vaccines, pharmaceuticals and products	2,595	3,330
Total revenue, net	19,175	18,979

Cost of revenue	10,252	11,177

Gross profit	8,923	7,802

Operating expenses:
Selling and marketing	4,888	5,125
Research and development	334	390
General and administrative	2,619	2,969
Total operating expenses	7,841	8,484
Operating income (loss)	1,082	(682)
Interest and other (income) expense, net	142	(11)
Income (loss) before income taxes	940	(671)
Income tax expense (benefit):
Current tax expense	48	6
Deferred tax expense (benefit)	308	(325)
Total income tax expense (benefit)	356	(319)
Net income (loss)	$584	$(352)
Net income attributable to non-controlling interest	—	34
Net income (loss) attributable to Heska Corporation	$584	$(386)

Basic net income (loss) per share attributable to Heska Corporation	$0.11	$(0.07)
Diluted net income (loss) per share attributable to Heska Corporation	$0.11	$(0.07)

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,264	5,547

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,434	5,547

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2013

Net income (loss)	$584	$(352)
Other comprehensive income (expense):
Foreign currency translation	108	(107)
Unrealized gain on available for sale investments	—	—
Comprehensive income (loss)	$692	$(459)
Comprehensive income attributable to non-controlling interest	$—	$34
Comprehensive income (loss) attributable to Heska Corporation	$692	$(493)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$584	$(352)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	413	474
Deferred tax expense (benefit)	308	(325)
Stock-based compensation	90	118
Unrealized (gain) loss on foreign currency translation	36	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,713)	1,613
Inventories	(711)	(1,293)
Other current assets	(170)	488
Accounts payable	1,163	868
Accrued liabilities	(127)	(874)
Deferred revenue and other liabilities	(128)	(173)
Net cash provided by (used in) operating activities	(255)	510
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	—	(3,019)
Purchase of property and equipment	(271)	(317)
Net cash provided by (used in) investing activities	(271)	(3,336)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	184	59
Proceeds from (repayments of) line of credit borrowings, net	—	2,553
Proceeds from (repayments of) other debt	—	(77)
Net cash provided by (used in) financing activities	184	2,535
EFFECT OF EXCHANGE RATE CHANGES ON CASH	18	(34)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(324)	(325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,332	5,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,008	$5,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$532	$—
Cash paid for interest	$46	$14
Non-cash transfer of inventory to property and equipment	$354	$160
Prepaid applied to acquisition of Heska Imaging	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2013 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012, included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2013.

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

Inventories, net consist of the following (in thousands):

	December 31, 2012	March 31, 2013

Raw materials	$5,275	$5,662
Work in process	3,342	2,986
Finished goods	4,671	7,652
Allowance for excess or obsolete inventory	(805)	(1,218)
	$12,483	$15,082

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three months ended March 31, 2012, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  For the three months ended March 31, 2013, the Company reported a net loss and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities that were anti-dilutive for the three months ended March 31, 2012, and therefore excluded, were outstanding options to purchase 697,503 shares of common stock.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended March 31, 2012.

3.           ACQUISITION

Cuattro Veterinary USA, LLC

On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC
("Cuattro Vet USA") for approximately $7.6 million in cash and stock, including more than $4 million in cash (the "Acquisition").  Immediately following and as a result of the transaction, former Cuattro Vet USA unit holders owned approximately 7.2% of the Company's Public Common Stock. The remaining minority position (45.4%) in Cuattro Vet USA is subject to purchase by Heska under performance-based puts and calls following calendar year 2015, 2016 and 2017.  Should Heska undergo a change in control, as defined, prior to the end of 2017, Cuattro Vet USA minority unit holders will be entitled to sell their Cuattro Vet USA units to Heska at the highest call value they could have otherwise obtained.  The Company's position in Cuattro Vet USA is subject to premium repurchase or discounted sale under calls and puts expiring 18 months following the closing of the transaction.

Cuattro Vet USA was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.

The Company accounted for the acquisition pursuant to ASC No. 805, "Business Combinations." Accordingly, it recorded assets acquired, liabilities assumed and non-controlling interests at their fair values.  The following summarizes the aggregate consideration paid by the Company and the allocation of the purchase price based on current estimates as the Company continues to gather information to evaluate the appropriate accounting result (in thousands):

Consideration
Cash	$4,073
Stock	3,571
Total	$7,644

Inventories	$1,466
Note from Cuattro Veterinary, LLC, due March 15, 2016	1,360
Other tangible assets	1,278
Intangible assets	688
Goodwill	19,994
Notes payable and other borrowings	(1,527)
Accounts payable	(1,424)
Other assumed liabilities	(2,399)
$19,436
Non-controlling interest	(11,792)
Total	$7,644

Intangible assets and their amortization periods are as follows:

	Useful Life (in years)	Fair Value

Trade name	2.75	$688
		$688

Cuattro Vet USA contributed net revenue of $1.9 million and net income of $75 thousand to the Company for the period from February 24, 2013 to March 31, 2013.  The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA's as if the Acquisition had closed on January 1, 2012.

	Three Months Ended March 31,
	2012	2013

Revenue, net	$20,828	$19,879
Net income (loss) attributable to Heska Corporation	498	(420)
Basic earnings (loss) per share attributable to Heska Corporation	$0.09	$(0.08)
Diluted earnings (loss) per share attributable to Heska Corporation	0.09	(0.08)

4.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
	2012	2013

Risk-free interest rate	0.56%	0.54%
Expected lives	3.0 years	3.4 years
Expected volatility	60%	52%
Expected dividend yield	3.43%	0.00%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2012		Three Months Ended March 31, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,448,675	$10.425	1,245,161	$11.054
Granted at market	137,950	$9.534	31,230	$8.344
Cancelled	(118,330)	$11.373	(13,758)	$5.101
Exercised	(223,134)	$5.863	(17,752)	$6.430
Outstanding at end of period	1,245,161	$11.054	1,244,881	$11.118
Exercisable at end of period	971,029	$12.129	966,038	$12.191

The estimated fair value of stock options granted during the three months ended March 31, 2013 and 2012 was computed to be approximately $97 thousand and $13 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the three months ended March 31, 2013 and 2012 was computed to be approximately $3.13 and $3.91, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was approximately $35 thousand and $652 thousand, respectively.  The cash proceeds from options exercised during the three months ended March 31, 2013 and 2012 were approximately $84 thousand and $184 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013, excluding outstanding options to purchase an aggregate of 105.1 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.63 years, a weighted average exercise price of $13.71 and exercise prices ranging from $4.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2013	Weighted Average Exercise Price
$2.70 - $ 6.76	258,803	5.76	$5.229	189,533	$5.131
$6.77 - $ 8.55	259,423	8.19	$7.811	63,035	$7.513
$8.56 - $12.40	259,272	3.23	$9.587	246,087	$9.575
$12.41 - $16.50	237,811	2.08	$14.051	237,811	$14.051
$16.51 - $31.50	229,572	2.47	$20.182	229,572	$20.182
$2.70 - $31.50	1,244,881	4.43	$11.118	966,038	$12.191

As of March 31, 2013, there was approximately $646 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 2.0 years, with approximately $236 thousand to be recognized in the nine months ending December 31, 2013 and all the cost to be recognized as of February 2017, assuming all options vest according to the vesting schedules in place at March 31, 2013.  As of March 31, 2013, the aggregate intrinsic value of outstanding options was approximately $1.5 million and the aggregate intrinsic value of exercisable options was approximately $984 thousand.

5.           SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP").  The CCA segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.  The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging after February 24, 2013.  These products are sold directly by the Company as well as through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in our OVP segment's assets are transferred at cost and are not recorded as revenue for our OVP segment.  The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and fish.  All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2012:
Total revenue	$16,580	$2,595	$19,175
Operating income	545	537	1,082
Interest expense	24	6	30
Total assets	52,777	11,167	63,944
Net assets	41,044	7,894	48,938
Capital expenditures	182	89	271
Depreciation and amortization	189	224	413

Three Months Ended March 31, 2013:
Total revenue	$15,649	$3,330	$18,979
Operating income	(1,093)	411	(682)
Interest expense	51	6	57
Total assets	78,285	11,279	89,564
Net assets	41,034	7,023	48,057
Capital expenditures	309	8	317
Depreciation and amortization	279	195	474

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 14, 2013, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% of our revenue for the twelve months ended March 31, 2013 assuming we had consolidated Heska Imaging for the entire period (which we define as "Pro forma LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% of Pro forma LTM revenue.

The CCA segment includes in-clinic blood testing and other non-imaging instruments and supplies, imaging hardware, software and services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Blood testing and other non-imaging instruments and supplies represented approximately 39% of our Pro forma LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 28% of our Pro forma LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 11% of our Pro forma LTM revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 35% of our Pro forma LTM revenue.

Imaging hardware, software and services represented approximately 14% of Pro forma LTM revenue.  Digital radiography is the largest product offering in this area, which also includes ultrasound instruments.  Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract.  It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 32% of our Pro forma LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented 28% of our Pro forma LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Intervet Inc., formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), a unit of Merck & Co., Inc., the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 72% and 28%, respectively, of CCA Pro forma LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Pro forma LTM revenue in this segment increased 13% as compared to Pro forma revenue for the twelve months ended March 31, 2012, assuming we had consolidated Heska Imaging for the entire period.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

Results of Operations

Revenue

Total revenue decreased to $19.0 million for the three months ended March 31, 2013 as compared to $19.2 million in the corresponding period in 2012.

Revenue from our CCA segment was $15.6 million for the three months ended March 31, 2013, a decrease of 6% as compared to $16.6 million for the corresponding period in 2012.  Lower revenue from sales of our heartworm diagnostic tests, both internationally and domestically, our international allergy business and our instrument consumables were key factors in the decline.  This was somewhat offset by $1.9 million in revenue from Heska Imaging, which represents the revenue from sales after our acquisition of Heska Imaging on February 24, 2013.  A large distributor of our products sold more instrument consumables and domestic heartworm diagnostic tests, respectively, than such distributor purchased from us in the first quarter of 2013, which was a factor in the decline in both areas.  Purchases by end users of our instrument consumables increased in the three months ended March 31, 2013 as compared to the prior year period but the reverse was true for financial reporting purposes due to the distributor’s ordering pattern.  Similarly, purchases by end users of our heartworm diagnostic tests increased in the three months ended March 31, 2013 as compared to the prior year period but were essentially flat for financial reporting purposes due to the distributor’s ordering pattern.  We believe this distributor’s ordering pattern will normalize in the near future.  The market for heartworm diagnostic tests remains highly competitive and we experienced lower average selling prices in this area in the three months ended March 31, 2013 as compared to the prior year period, which contributed to the revenue decline in this area.  We believe there are similar competitive pressures in Japan, our largest international market for heartworm diagnostic tests.  We lost a large customer in our international allergy business which was a factor in the revenue decline.

Revenue from our OVP segment was $3.3 million for the three months ended March 31, 2013, an increase as compared to $2.6 million in the corresponding period in 2012.  Increased sales of cattle products for international distribution and sales to a new customer contributed to the increase.

Cost of Revenue

Cost of revenue totaled $11.2 million for the three months ended March 31, 2013, an increase of $925 thousand or 9% as compared to $10.3 million for the corresponding period in 2012.  Gross profit decreased by $1.1 million to $7.8 million for the three months ended March 31, 2013 as compared to $8.9 million in the prior year period.  Gross profit for the three months ended March 31, 2013 includes $683 thousand in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, increased to 41.1% for the three months ended March 31, 2013 from 46.5% in the prior year period.  A shift in product mix to relatively lower  margin products was a factor in the decline.

Operating Expenses

Total operating expenses increased 8% to $8.5 million in the three months ended March 31, 2013 from $7.8 million in the prior year period.

Selling and marketing expenses increased 5% to $5.1 million in the three months ended March 31, 2013 as compared to $4.9 million in the corresponding period in 2012.  Heska Imaging sales and marketing expense of $416 thousand recognized in the three months ended March 31, 2013 but not the prior year period was a key factor in the increase.

Research and development expenses were $390 thousand and included $17 thousand in expense from Heska Imaging in the three months ended March 31, 2013, an increase of $56 thousand as compared to $334 thousand in the corresponding period in 2012.  The largest factor in the change was a reserve for equipment that had been previously used in a project that was recently discontinued.

General and administrative expenses were $3.0 million and included approximately $153 thousand in expense from Heska Imaging in the three months ended March 31, 2013, up 13% from $2.6 million in the prior year period.  Expenses related to the acquisition of Heska Imaging on February 24, 2013 were a factor in the increase.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $11 thousand of income in the three months ended March 31, 2013, a change of $153 thousand as compared to $142 thousand of expense in the prior year period.  A net foreign currency gain in the 2013 period as opposed to a net currency loss in the 2012 period was a key factor in the change.

Income Tax Expense

We recognized an income tax benefit of $319 thousand in the three months ended March 31, 2013, a $675 thousand increase as compared to a tax expense of $356 thousand in the prior year period.  The change is due to income before income taxes in the 2012 period as opposed to a loss before income taxes in the 2013 period.

Current tax expense was $6 thousand in the three months ended March 31, 2013, a decline of $42 thousand as compared to $48 thousand in the prior year period.  The current tax expense in the 2013 period was related to our Swiss subsidiary.  The decline in current tax expense is due to domestic income before income taxes in the 2012 period as opposed to a domestic loss before income taxes in the 2013 period.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the three months ended March 31, 2013, deferred tax benefit was $325 thousand, a $633 thousand change from $308 thousand in tax expense in the prior year period.  The change is due to income before income taxes in the 2012 period as opposed to a loss before income taxes in the 2013 period.

Net Income (Loss)

      Net loss was $352 thousand in the three months ended March 31, 2013, a decrease of approximately $936 thousand compared to $584 thousand net income in the prior year period.  The change was primarily due to lower Gross Margin and higher operating expense.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the three months ended March 31, 2013, we had net loss of $352 thousand.  During the three months ended March 31, 2013, our operations provided cash of approximately $510 thousand.  At March 31, 2013, we had $5.5 million of cash and cash equivalents, $12.2 million of working capital, and $5.1 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $510 thousand for the three months ended March 31, 2013 as compared to $255 thousand of cash used by operating activities in the prior year period, a change of approximately $765 thousand.  Major factors increasing the cash provided year-over-year were a $3.3 million increase in cash provided by accounts receivable as a large order that had shipped in the fourth quarter of 2012 was paid for in the first quarter of 2013 as compared to relatively lower sales in the fourth quarter of 2011 and relatively higher sales in the first quarter of 2012 which led to greater cash usage by accounts receivable in the 2012 period as compared to the 2013 period, and a $658 thousand increase in cash provided by other current assets where a greater utilization of previously paid funds occurred.  This was somewhat offset by increasing cash used year-over-year by $1.6 million related to net loss in the 2013 period and net income in the 2012 period as well as affiliate deferred tax effects on cash, $1.1 million related to accounts payable and accrued liabilities where greater sales commission and taxes were a factor as the 2012 period had greater sales than the 2013 period, and $582 thousand related to inventory as the Company is carrying a relatively higher level of inventory in the 2013 period as opposed to the 2012 period.

Net cash flows used in investing activities were $3.4 million in the three months ended March 31, 2013, an increase of approximately $3.1 million compared to $271 thousand used during the corresponding period in

2012.  The change is accounted for by $3.0 million in cash paid as part of the acquisition of Heska Imaging in February 2013 and slightly higher capital expenditures in the 2012 period.

Net cash flows provided by financing activities were $2.5 million during the three months ended March 31, 2013, a $2.4 million change as compared to $184 thousand used in financing activities in the prior year period.  The largest factor in the change was $2.6 million in borrowings under our revolving line of credit in the 2013 period, somewhat offset by $125 thousand in lower proceeds from the issuance of common stock, and $77 thousand in net repayments of other debts by Heska Imaging.  Heska Corporation lent Heska Imaging $125 thousand, which is currently outstanding and which eliminates upon consolidation of our financial statements, in the three months ended March 31, 2013, at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), with the proceeds to be used to pay off other debt.

At March 31, 2013, we had a $1.4 million note receivable from Cuattro Veterinary, LLC.  The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016.  Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States.  The note is listed on our balance sheet as a note receivable – related party as Kevin S. Wilson, our President and Chief Operating Officer, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC.  This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At March 31, 2013, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At March 31, 2013, we had $5.1 million in outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On March 31, 2013, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75%, and increased to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly as of April 1, 2013.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of March 31, 2013.  At March 31, 2013, we had $5.0 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At March 31, 2013, we had other borrowings outstanding totaling $1.4 million, all of which were obligations of Heska Imaging, as follows.  We had $595 thousand outstanding on loan from De Lage Landen Financial Services, Inc. ("DLL").  The note bears an interest rate of 6% and is due in monthly payments of $13 thousand through June 2017.  The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance.  $127 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.  We also had $346 thousand in additional short term debt from DLL as of March 31, 2013 related to Heska Imaging’s leasing activities.  In addition, we had a $509 thousand principal, short term demand, non-interest bearing note from Esaote North America, Inc. which was collateralized by certain items in our ultrasound inventory.

At March 31, 2013, our balance sheet included $12.0 million in non-controlling interest.  This represents the value of the aggregate position in Heska Imaging of the unit holders of the 45.4% of Heska Imaging we do not own (the "Imaging Minority").  We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%.  The cost of capital assumptions was provided to us by a third party with expertise in estimating such items.  The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce retained earnings.  We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At March 31, 2013, our balance sheet included $3.9 million in Public Common Stock subject to redemption.  This represents the stock we issued to acquire our position in Heska Imaging, which may be used to meet the purchase obligation if a Cuattro 12-month Call Option or a Cuattro 18-month Call Option is exercised under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement").  We intend to mark this line item to market every reporting period with the corresponding debit or credit taken directly to additional paid-in-capital.

Our financial plan for 2013 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2013 and into 2014.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling marketing plans.  These actions would likely extend the then available cash and cash equivalents, and then available borrowings to some degree.  See "Risk Factors" in Item 1A of this Form 10-Q for a discussion of some of the factors that affect our capital raising alternatives.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's remaining 45.4% position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017.  Furthermore, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging.

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 highest strike put in 2015.  In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $17.0 million, as well as 25% of Heska Imaging’s cash, to purchase the 45.4% of Heska Imaging we do not own.  If this put is not exercised in full, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging for $19.6 million, as well as 25% of Heska Imaging’s cash.  In both cases, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.

If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016.  While our financial plan calls for us to meet this payment obligation with funds provided by our ongoing operations and assets, likely supplemented by debt financing, there can be no assurance our results will unfold according to our plan.  This potential payment obligation in 2016 is an important consideration for us in our cash management decisions.

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

Interest Rate Risk

At March 31, 2013, there was $5.1 million in debt outstanding on our line of credit with Wells Fargo and we had $1.4 million in additional borrowings.  We also had approximately $5.5 million of cash and cash equivalents at March 31, 2013, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on March 31, 2013.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $11 thousand based on our outstanding balances as of March 31, 2013.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on March 31, 2013.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $294 thousand.

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

PART II.  OTHER INFORMATION

Item 1.                              Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of March 31, 2013, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Our February 2013 acquisition of a 54.6% majority interest (the "Acquisition") in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, is subject to various puts and calls and other provisions which could be detrimental to the interests of our shareholders.

Under the Operating Agreement  for up to 18 months following the Acquisition, the Imaging Minority may repurchase our 54.6% interest in Heska Imaging at a premium to our Acquisition purchase price under a call option we have granted the Imaging Minority.  Through the first year anniversary of the Acquisition, such repurchase may be made at 1.3 times our purchase price and following the first year anniversary of the Acquisition and through the 18-month anniversary of the Acquisition, such repurchase may be made at 1.45 times our purchase price.  Furthermore, the Imaging Minority may deliver any Heska shares resulting from and held since the Acquisition as consideration, with such shares to be valued based on market value, although not less than $5 per share.  Should the Imaging Minority exercise this call, it could be significantly disruptive to our business and if Heska Imaging represents a significant portion of our revenue and earnings at the time of such exercise, our stock price could decline significantly following such exercise.  Furthermore, should Heska stock have appreciated significantly, the Imaging Minority might not have to repay some or all of the cash we paid in the Acquisition, or even deliver all the shares we issued in the Acquisition.  In addition, if our stock price has declined below $5 per share prior to the time of exercise, we may not realize the full economic premium (either 1.3 or 1.45), or any premium, anticipated in the repurchase.  In addition, should our stock price decline enough, we could be placed in a position where the repurchase is at an economic discount to our purchase price.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017.  Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 or $36.9 million following calendar year 2017 as well as 25% of Heska Imaging’s cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity.  Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging.  Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $29.4 million following calendar year 2016 or $42.4 million following calendar year 2017 as well as 25% of Heska Imaging’s cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future.  In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in the Operating Agreement, should we undergo a change in control prior to the end of 2017, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash at the highest call value they otherwise could have obtained (the "Change in Control Payment").  If Heska Imaging meets certain minimum performance criteria, this will be $42.4 million as well as 25% of Heska Imaging’s cash until at least the end of 2015.  The Change in Control Payment may materially decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a significant premium to the Company's then current market price for the benefit of some or all of our shareholders.  This could make some investors less likely to buy and hold our stock.

Under the terms of the Operating Agreement, Heska Imaging will be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, who has been Heska Corporation's President and Chief Operating Officer since the Acquisition closing and is a founder of Heska Imaging.  The current board of managers consists of Robert B. Grieve, Ph.D., Heska Corporation's Chairman and Chief Executive Officer, Mr. Wilson and Jason A. Napolitano, Heska Corporation's Executive Vice President, Chief Financial Officer and Secretary.  Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement.  This unanimous consent provision may hinder our ability to optimize the value of its investment in Heska Imaging in certain circumstances.

Mr. Wilson's employment agreement with us requires that he devote 80% of his working hours' attention, skills, time and business efforts to Heska Corporation.  However, Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in the remaining 20% of his working hours.  If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value.  In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging.  While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mrs. Wilson, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively, are each a member of Heska Imaging, and each have an interest in the puts and calls discussed above.  If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value.  While the Operating Agreement was negotiated at arm's length as part of the Acquisition, and requires that none of the members shall cause Heska Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

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

We believe that currently one of our largest competitors, IDEXX Laboratories, Inc. ("IDEXX"), in effect prohibits all of its distributors except for MWI Veterinary Supply, Inc. ("MWI") from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests.  This situation may hinder our ability to sell and market our products if these distributors are increasingly successful.  While we have an agreement with MWI to sell our blood testing instruments and heartworm diagnostic tests, there can be no assurance this agreement will prove to be ultimately successful in enhancing our profitability or market presence.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc. ("Zoetis").  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck & Co., Inc. ("Merck"), Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis (a company majority-owned by Pfizer Inc.) may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Zoetis and/or Pfizer devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except one from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

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

Revenue from Merck entities, including Merck Animal Health, represented approximately 12% of our consolidated revenue for the three months ended March 31, 2013.  No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2013.  Merck entities accounted for approximately 12% of our consolidated accounts receivable at March 31, 2013.  No other single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2013.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our Pro forma LTM revenue are Boule Medical AB, Cuattro, LLC, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 25% of our Pro forma LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 20% of our Pro forma LTM revenue and each of the three others was responsible for more than 10% of our Pro forma LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our major veterinary blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States.  Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs has the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and currently generates the majority of our sales of those vaccines in those territories.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including Merck Animal Health, represented 9% of our Pro forma LTM revenue.  If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively.  Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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

We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others.  Any litigation or interference proceedings will likely result in substantial expense to us and significant diversion of the efforts of our technical and management personnel.  Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties.  Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment.  The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase.  In addition, if our stock market value increases to a certain level on June 30, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.  Similarly, we are required to comply with the SEC's mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2013.  Compliance with this mandate has required a significant time investment, which has and may in the future preclude some of our employees from spending time on more productive matters.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

According to the latest available filings with the SEC of which we are aware, we have two shareholders who each hold approximately 9% of our shares outstanding.  Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended March 31, 2013, our closing stock price has ranged from a low of $7.05 to a high of $12.84.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We have less than 300 recordholders as of our latest information, a fact which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company.  If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Stock Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Removed and Reserved

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits

Number                                       Description
10.1	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.3*	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated February 1, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Secutities and Exchange Commission.
**   Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	May 15, 2013	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 15, 2013	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number                                       Description
10.1	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.3*	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., dated February 1, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Secutities and Exchange Commission.
**   Furnished electronically with this report.