Form 10-Q
period 2013-06-30
HESKA CORP
filed 2013-08-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's Public Common Stock outstanding at August 13, 2013 was 5,826,079.

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

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS

	December 31, 2012	June 30, 2013

Current assets:
Cash and cash equivalents	$5,784	$5,410
Accounts receivable, net of allowance for doubtful accounts of $155 and $214, respectively	11,044	8,393
Inventories, net	12,483	14,300
Deferred tax asset, current	1,130	238
Other current assets	2,514	1,055
Total current assets	32,955	29,396
Property and equipment, net	6,005	7,044
Note receivable – related party	—	1,379
Goodwill and other intangible assets	1,120	21,641
Deferred tax asset, net of current portion	26,746	29,215
Other long-term assets	—	70
Total assets	$66,826	$88,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$5,721
Accrued liabilities	4,132	4,882
Current portion of deferred revenue	2,407	3,644
Line of credit	2,552	1,991
Other short-term borrowings, including current portion of long-term note payable	—	986
Total current liabilities	14,389	17,224
Long-term note payable, net of current portion	—	435
Deferred revenue, net of current portion, and other	3,575	9,405
Total liabilities	17,964	27,064

Commitments and contingencies

Non-Controlling Interest	—	12,551
Public Common Stock subject to redemption	—	2,888

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 5,372,336 and 5,811,889 shares issued and outstanding, respectively	54	58
Additional paid-in capital	218,544	219,578
Accumulated other comprehensive income	296	216
Accumulated deficit	(170,032)	(173,610)
Total stockholders' equity	48,862	46,242
Total liabilities and stockholders' equity	$66,826	$88,745

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue, net
Core companion animal health	$15,701	$15,851	$32,281	$31,500
Other vaccines, pharmaceuticals and products	2,570	2,410	5,165	5,740
Total revenue, net	18,271	18,261	37,446	37,240

Cost of revenue	10,223	13,241	20,475	24,418

Gross profit	8,048	5,020	16,971	12,822

Operating expenses:
Selling and marketing	4,751	4,838	9,639	9,963
Research and development	203	483	537	873
General and administrative	2,711	3,277	5,330	6,246
Total operating expenses	7,665	8,598	15,506	17,082
Operating income (loss)	383	(3,578)	1,465	(4,260)
Interest and other (income) expense, net	(57)	52	85	41
Income (loss) before income taxes	440	(3,630)	1,380	(4,301)
Income tax expense (benefit):
Current tax expense	34	59	82	65
Deferred tax expense (benefit)	144	(1,222)	452	(1,547)
Total income tax expense (benefit)	178	(1,163)	534	(1,482)
Net income (loss)	$262	$(2,467)	$846	$(2,819)
Net income (loss) attributable to non-controlling interest	—	(239)	—	(205)
Net income (loss) attributable to Heska Corporation	$262	$(2,228)	$846	$(2,614)

Basic net income (loss) per share attributable to Heska Corporation	$0.05	$(0.38)	$0.16	$(0.46)
Diluted net income (loss) per share attributable to Heska Corporation	$0.05	$(0.38)	$0.15	$(0.46)

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,327	5,804	5,296	5,676

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,583	5,804	5,517	5,676

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2013	2012	2013

Net income (loss)	$262	$(2,467)	$846	$(2,819)
Other comprehensive income (expense):
Foreign currency translation	(144)	13	(36)	(94)
Unrealized gain on available for sale investments	—	13	—	13
Comprehensive income (loss)	$118	$(2,441)	$810	$(2,900)
Comprehensive income (loss) attributable to non-controlling interest	$—	$(239)	$—	$(205)
Comprehensive income (loss) attributable to Heska Corporation	$118	$(2,202)	$810	$(2,695)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$846	$(2,819)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	861	1,089
Deferred tax expense (benefit)	452	(1,547)
Stock-based compensation	181	231
Unrealized (gain) loss on foreign currency translation	(19)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(161)	3,157
Inventories	72	(1,143)
Other current assets	(379)	577
Other non-current assets	(92)	—
Accounts payable	(108)	(1,000)
Accrued liabilities	440	518
Deferred revenue and other liabilities	(23)	(102)
Net cash provided by (used in) operating activities	2,070	(1,063)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	—	(3,019)
Purchase of property and equipment	(542)	(734)
Proceeds from disposition of property and equipment	—	5,020
Net cash provided by (used in) investing activities	(542)	1,267
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	295	111
Proceeds from (repayments of) line of credit borrowings, net	—	(561)
Proceeds from (repayments of) other debt	—	(105)
Dividends to shareholders	(532)	—
Net cash provided by (used in) financing activities	(237)	(555)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(23)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,292	(374)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,332	5,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,624	$5,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$534	$—
Cash paid for interest	$56	$43
Non-cash transfer of inventory to property and equipment	$639	$787
Prepaid applied to acquisition of Heska Imaging	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three months and six months ended June 30, 2012 and 2013, the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2013 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2012	June 30, 2013

Raw materials	$5,275	$5,711
Work in process	3,342	2,548
Finished goods	4,671	7,797
Allowance for excess or obsolete inventory	(805)	(1,756)
	$12,483	$14,300

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three and six months ended June 30, 2012, the Company reported net income and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities that were anti-dilutive for the three and six months ended June 30, 2012, and therefore excluded, were outstanding options to purchase 510,770 and 538,941 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and six months ended June 30, 2012.  For the three and six months ended June 30, 2013, the Company reported a net loss and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities that were anti-dilutive for the three months and six months ended June 30, 2013, and therefore excluded, were outstanding options to purchase 1,177,736 and 1,206,864 shares of common stock, respectively.  These securities are anti-dilutive due to the Company’s net loss for the three and six months ended June 30, 2013.

3.           ACQUISITION

Cuattro Veterinary USA, LLC

On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC ("Cuattro Vet USA") for approximately $7.6 million in cash and stock, including more than $4 million in cash (the "Acquisition").  Immediately following and as a result of the transaction, former Cuattro Vet USA unit holders owned approximately 7.2% of the Company's Public Common Stock. The remaining minority position (45.4%) in Cuattro Vet USA is subject to purchase by Heska under performance-based puts and calls following calendar year 2015, 2016 and 2017.  Since the exercise of any put option is out of the Company’s control, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the Company’s consolidated balance sheet.  Should Heska undergo a change in control, as defined, prior to the end of 2017, Cuattro Vet USA minority unit holders will be entitled to sell their Cuattro Vet USA units to Heska at the highest call value they could have otherwise obtained.  The Company's position in Cuattro Vet USA is subject to premium repurchase or discounted sale under calls and puts expiring 18 months following the closing of the transaction.

Cuattro Vet USA was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively.  Kevin S. Wilson is the President and Chief Operating Officer of the Company and the spouse of Shawna M. Wilson.  Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company.  Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a 100% interest in Cuattro, LLC.

The aggregate position in Heska Imaging of the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the “Put Value”) is being accreted to its estimated redemption value in accordance with Heska Imaging’s Operating Agreement.  The adjustment to increase or decrease the Put Value to its expected redemption value each reporting period is recorded to retained earnings in accordance with United States Generally Accepted Accounting Principles.

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
		$688

Cuattro Vet USA generated net revenue of $4.6 million and net loss of $450 thousand, inclusive of net loss of $205 thousand attributable to non-controlling interest, for the period from February 24, 2013 to June 30, 2013.  The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA as if the Acquisition had closed on January 1, 2012.

	Six Months Ended June 30,
	2012	2013

Revenue, net	$40,951	$38,140
Net income (loss) attributable to Heska Corporation	535	(3,010)
Basic earnings (loss) per share attributable to Heska Corporation	$0.09	$(0.53)
Diluted earnings (loss) per share attributable to Heska Corporation	0.09	(0.53)

4.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2012 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Risk-free interest rate	0.35%	0.46%	0.37%	0.50%
Expected lives	2.8 years	3.4 years	2.8 years	3.4 years
Expected volatility	65%	52%	65%	52%
Expected dividend yield	3.23%	0%	3.25%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2012		Six Months Ended June 30, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,448,675	$10.425	1,245,161	$11.054
Granted at market	137,950	$9.534	60,730	$8.337
Cancelled	(118,330)	$11.373	(153,810)	$11.383
Exercised	(223,134)	$5.863	(19,107)	$6.286
Outstanding at end of period	1,245,161	$11.054	1,132,974	$10.944
Exercisable at end of period	971,029	$12.129	911,549	$11.761

The estimated fair value of stock options granted during the six months ended June 30, 2013 and 2012 was computed to be approximately $506 thousand and $155 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the six months ended June 30, 2013 and 2012 was computed to be approximately $3.12 and $4.40, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was approximately $30 thousand and $990 thousand, respectively.  The cash proceeds from options exercised during the six months ended June 30, 2013 and 2012 were approximately $66 thousand and $231 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013, excluding outstanding options to purchase an aggregate of 81.6 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.69 years, a weighted average exercise price of $14.41 and exercise prices ranging from $4.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2013	Weighted Average Exercise Price
$ 2.70 - $ 6.76	238,489	5.58	$5.112	201,328	$5.120
$ 6.77 - $ 8.55	276,232	8.16	$7.875	104,202	$7.723
$ 8.56 - $12.40	216,009	3.57	$9.644	203,775	$9.635
$12.41 - $17.17	222,136	2.41	$14.313	222,136	$14.313
$17.18 - $31.50	180,108	2.13	$20.779	180,108	$20.779
$ 2.70 - $31.50	1,132,974	4.66	$10.944	911,549	$11.761

As of June 30, 2013, there was approximately $624 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 2.0 years, with approximately $149 thousand to be recognized in the six months ending December 31, 2013 and all the cost to be recognized as of May 2017, assuming all options vest according to the vesting schedules in place at June 30, 2013.  As of June 30, 2013, the aggregate intrinsic value of outstanding options was approximately $424 thousand and the aggregate intrinsic value of exercisable options was approximately $356 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):
	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2012:
Total revenue	$32,281	$5,165	$37,446
Operating income (loss)	1,009	456	1,465
Interest expense	47	12	59
Total assets	52,041	11,145	63,186
Net assets	40,167	8,597	48,764
Capital expenditures	235	307	542
Depreciation and amortization	409	452	861

Six Months Ended June 30, 2013:
Total revenue	$31,500	$5,740	$37,240
Operating income (loss)	(4,191)	(69)	(4,260)
Interest expense	128	19	147
Total assets	78,161	10,584	88,745
Net assets	38,078	8,164	46,242
Capital expenditures	361	373	734
Depreciation and amortization	696	393	1,089

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2012:
Total revenue	$15,701	$2,570	$18,271
Operating income (loss)	464	(81)	383
Interest expense	23	6	29
Total assets	52,041	11,145	63,186
Net assets	40,167	8,597	48,764
Capital expenditures	53	218	271
Depreciation and amortization	220	228	448

Three Months Ended June 30, 2013:
Total revenue	$15,851	$2,410	$18,261
Operating income (loss)	(3,098)	(480)	(3,578)
Interest expense	77	13	90
Total assets	78,161	10,584	88,745
Net assets	38,078	8,164	46,242
Capital expenditures	52	365	417
Depreciation and amortization	417	198	615

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 13, 2013, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% of our revenue for the twelve months ended June 30, 2013 assuming we had consolidated Heska Imaging for the entire period (which we define as "Pro forma LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% of Pro forma LTM revenue.

The CCA segment includes in-clinic blood testing and other non-imaging instruments and supplies, imaging hardware, software and services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Blood testing and other non-imaging instruments and supplies represented approximately 39% of our Pro forma LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our Pro forma LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our Pro forma LTM revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 35% of our Pro forma LTM revenue.

Imaging hardware, software and services represented approximately 15% of Pro forma LTM revenue.  Digital radiography is the largest product offering in this area, which also includes ultrasound instruments.  Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract.  It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and vaccines as well as research and development, licensing and royalty revenue, represented approximately 31% of our Pro forma LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy diagnostic tests.  Combined revenue from heartworm-related products and allergy-related products represented 27% of our Pro forma LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Intervet Inc., formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), a unit of Merck & Co., Inc., the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 71% and 29%, respectively, of CCA Pro forma LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Pro forma LTM revenue in this segment increased 4% as compared to Pro forma revenue for the twelve months ended June 30, 2012 assuming we had consolidated Heska Imaging for the entire period.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa.  We view this facility as an asset which could allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future.  We have increased integrating this facility with our operations elsewhere.  For example, virtually all our U.S. inventory, excluding Heska Imaging, is now stored at this facility and fulfillment logistics are managed there.  CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment.  We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals.  All OVP products are sold by third parties under third-party labels.

We developed a line of bovine vaccines that are licensed by the USDA.  We have an agreement with a distributor, Agri Laboratories, Ltd., ("AgriLabs"), for the marketing and sale of certain of these vaccines which are sold primarily under the Titanium® and MasterGuard® brands which are registered trademarks of AgriLabs.  This agreement generates a significant portion of our OVP segment's revenue.  Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Results of Operations

Revenue

Total revenue was $37.2 million for the six months ended June 30, 2013, a decline of 1% as compared to $37.4 million in the corresponding period in 2012.  Total revenue was $18.3 million for the three months ended June 30, 2013, a slight decline as compared to the corresponding period in 2012.

Revenue from our CCA segment was $31.5 million for the six months ended June 30, 2013, a decrease of 2% as compared to $32.3 million for the corresponding period in 2012.  Lower revenue from sales of our heartworm diagnostic tests, both internationally and domestically, our heartworm preventive, our international allergy business products, our instrument consumables and our hematology instruments were key factors in the decline.  This was somewhat offset by $4.6 million in revenue from Heska Imaging, which represents the revenue from sales after our acquisition of Heska Imaging on February 24, 2013.  Revenue from our CCA segment was $15.9 million for the three months ended June 30, 2013, an increase of 1% as compared to $15.7 million for the corresponding period in 2012.  The impact of $2.7 million in revenue from Heska Imaging was the largest factor in the increase.  Increased revenue from international sales of our heartworm diagnostic tests also contributed to the increase.  This was somewhat offset by lower revenue from sales of our heartworm preventive, our heartworm diagnostic tests domestically, our international allergy business, our instrument consumables and our hematology instruments.  A large distributor of our products sold more instrument consumables and domestic heartworm diagnostic tests, respectively, than such distributor purchased from us in both the first half and second quarter of 2013, which was a factor in the decline in both product areas in both time periods.  We believe purchases by end users of our instrument consumables increased in the six months and three months ended June 30, 2013 as compared to the prior year period but the reverse was true for financial reporting purposes due to the distributor's ordering pattern.  Similarly, we believe unit purchases by end users of our heartworm diagnostic tests increased slightly in the six months ended June 30, 2013 as compared to the prior year period but declined for financial reporting purposes due to the distributor's ordering pattern.  We believe this distributor's ordering pattern will normalize in the near future.  The market for heartworm diagnostic tests remains highly competitive and we experienced lower average selling prices in this area in the six months and three months ended June 30, 2013 as compared to the prior year period, which contributed to the revenue decline in this area.  We also believe unit purchases by end users of our heartworm diagnostic tests decreased in the three months ended June 30, 2013.  We believe there are similar competitive pressures in Japan, our largest international market for heartworm diagnostic tests.  We lost a large customer in our international allergy business which was a factor in the revenue decline in this area for the six months and three months ended June 30, 2013.

Revenue from our OVP segment was $5.7 million for the six months ended June 30, 2013, an increase of 11% as compared to $5.2 million in the corresponding period in 2012.   Increased sales of cattle products for international distribution and sales to a new customer, somewhat offset by lower sales of cattle vaccines under our contract with AgriLabs, contributed to the increase.  Revenue from our OVP segment was $2.4 million for the three months ended June 30, 2013, a decrease of 6% as compared to $2.6 million in the corresponding period in 2012.  Lower sales of cattle vaccines under our contract with AgriLabs was a factor in the decrease.

Cost of Revenue

Cost of revenue totaled $24.4 million for the six months ended June 30, 2013, an increase of $3.9 million or 19% as compared to $20.5 million for the corresponding period in 2012.  Gross profit decreased by $4.1 million to $12.8 million for the six months ended June 30, 2013 as compared to $17.0 million in the prior year period.  Gross profit for the six months ended June 30, 2013 includes $1.4 million in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 34.4% for the six months ended June 30, 2013 from 45.3% in the prior year period.  At June 30, 2013, we recognized a reserve (the "Roche Reserve") related to an anticipated agreement (the "Roche Agreement")  with Roche Diagnostics Corporation ("Roche") related to our blood gas analyzers under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time.  The Roche Reserve recognized as of June 30, 2013 was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement.  In addition, at June 30, 2013, we recognized a reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we now do not expect to sell.  The SpotChem Reserve recognized as of June 30, 2013 was $453 thousand, was recognized in cost of revenue and the related inventory was for use in a previously sold chemistry instrument. The Roche Reserve and the SpotChem Reserve, as well as a shift in product mix to relatively lower margin product areas was a factor in the decline in Gross Margin for the six months ended June 30, 2013 as compared to the prior year period.

Cost of revenue totaled $13.2 million for the three months ended June 30, 2013, an increase of $3.0 million or 30% as compared to $10.2 million for the corresponding period in 2012.  Gross profit decreased by $3.0 million to $5.0 million for the three months ended June 30, 2013 as compared to $8.0 million in the prior year period.  Gross profit for the three months ended June 30, 2013 includes $691 thousand in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 27.5% for the three months ended June 30, 2013 from 44.0% in the prior year period.  The Roche Reserve and the SpotChem Reserve, as well as a shift in product mix to relatively lower margin product areas were factors in the decline.

Operating Expenses

Total operating expenses increased 10% to $17.1 million in the six months ended June 30, 2013 from $15.5 million in the prior year period.  Total operating expenses increased 12% to $8.6 million in the three months ended June 30, 2013 from $7.7 million in the prior year period.

Selling and marketing expenses increased 3% to $10.0 million in the six months ended June 30, 2013 as compared to $9.6 million in the corresponding period in 2012.  Heska Imaging sales and marketing expense of $1.2 million recognized in the six months ended June 30, 2013 but not the prior year period was a key factor in the increase.  This was somewhat offset by lower spending on salaries and travel for members of our salesforce.  Selling and marketing expenses were $4.8 million in the three months ended June 30, 2013, a slight increase as compared to the corresponding period in 2012.  Heska Imaging sales and marketing expense of $762 thousand recognized in the three months ended June 30, 2013 but not the prior year period was a key factor in the increase.  This was somewhat offset by lower spending on salaries and travel for members of our salesforce.

Research and development expenses were $873 thousand and included $66 thousand in expense from Heska Imaging in the six months ended June 30, 2013, an increase of $336 thousand as compared to $537 thousand in the corresponding period in 2012.  The largest factor in the change was a reserve for equipment that had been previously used in a project that was recently discontinued.  Expenses related to the Roche Reserve were another factor.  Research and development expenses were $483 thousand and included $50 thousand in expense from Heska Imaging in the three months ended June 30, 2013, an increase of $280 thousand as compared to $203 thousand in the corresponding period in 2012.  Expenses related to the Roche Reserve as well as the recognition of costs related to other research and development projects were other factors in the increase.

General and administrative expenses were $6.2 million and included approximately $510 thousand in expense from Heska Imaging in the six months ended June 30, 2013, up 17% from $5.3 million in the prior year period.  In addition to expenses from and related to the acquisition of Heska Imaging, severance expenses related to the termination of certain employees and expenses related to the Roche Reserve were key factors in the increase.  These were somewhat offset by lower legal expenses and expenses related to arbitration matters.  General and administrative expenses were $3.3 million and included approximately $357 thousand in expense from Heska Imaging in the three months ended June 30, 2013, up 21% from $2.7 million in the prior year period.  In addition to Heska Imaging, severance expenses related to the termination of certain employees and expenses related to the Roche Reserve were key factors in the increase.  These were somewhat offset by lower legal expenses and expenses related to arbitration matters.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $41 thousand of expense in the six months ended June 30, 2013, a decrease of $44 thousand as compared to $85 thousand of expense in the prior year period.  This line item can be broken into two components: net interest expense or income and foreign currency gains or losses.  In the six months ended June 30, 2013, net interest expense was $92 thousand as opposed to $16 thousand in interest income in the prior year period.  The increase in interest expense was primarily related to interest on debts at Heska Imaging, which was included in the six months ended June 30, 2013 but not the prior year period as Heska Imaging was not consolidated in the prior year period.  The decrease in interest income related to interest recognized on overdue receivables from a customer in the 2012 period but not the 2013 period. A net foreign currency gain of $52 thousand was recognized in the six months ended June 30, 2013, as opposed to a net foreign currency loss of $101 thousand in the prior year period. Interest and other (income) expense, net was $52 thousand of expense in the three months ended June 30, 2013, a change of $109 thousand as compared to $57 thousand of income in the prior year period. In the three months ended June 30, 2013, net interest expense was $61 thousand as opposed to $34 thousand in interest income in the prior year period. The increase in interest expense was primarily related to interest on debts at Heska Imaging, which were included in the three months ended June 30, 2013 but not the prior year period as Heska Imaging was not consolidated in the prior year period. The decrease in interest income related to interest recognized on overdue receivables from a customer in the 2012 period but not the 2013 period. A net foreign currency gain of $9 thousand was recognized in the three months ended June 30, 2013, as opposed to a net foreign currency gain of $23 thousand in the prior year period.

Income Tax Expense

We recognized an income tax benefit of $1.5 million in the six months ended June 30, 2013, a $2.0 million increase as compared to a tax expense of $534 thousand in the prior year period.  We recognized an income tax benefit of $1.2 million in the three months ended June 30, 2013, a $1.3 million increase as compared to a tax expense of $178 thousand in the prior year period.  The change is due to income before income taxes in the 2012 period as opposed to a loss before income taxes in the 2013 period.

Current tax expense was $65 thousand in the six months ended June 30, 2013, a decline of $17 thousand as compared to $82 thousand in the prior year period.  Current tax expense was $59 thousand in the three months ended June 30, 2013, an increase of $25 thousand as compared to $34 thousand in the prior year period.  The current tax expense in the 2013 period was related to estimated alternative minimum tax payments and our Swiss subsidiary.  The decline in current tax expense is due to domestic income before income taxes in the 2012 period as opposed to a domestic loss before income taxes in the 2013 period.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the six months ended June 30, 2013, deferred tax benefit was $1.5 million, a $2.0 million change from $452 thousand in tax expense in the prior year period.  For the three months ended June 30, 2013, deferred tax benefit was $1.2 million, a $1.4 million change from $144 thousand in tax expense in the prior year period.  The change is due to income before income taxes in the 2012 period as opposed to a loss before income taxes in the 2013 period.

Net Income (Loss)

Net loss was $2.8 million in the six months ended June 30, 2013, a decrease of approximately $3.7 million compared to $846 thousand net income in the prior year period.  Net loss was $2.5 million in the three months ended June 30, 2013, a decrease of approximately $2.7 million compared to $262 thousand net income in the prior year period.  The change in both cases was primarily due to lower Gross Margin and higher operating expense.

Net Income (Loss) attributable to Heska Corporation

Net loss attributable to Heska Corporation was $2.6 million in the six months ended June 30, 2013, a decrease of approximately $3.5 million compared to $846 thousand net income in the prior year period.  Net loss attributable to Heska Corporation was $2.2 million in the three months ended June 30, 2013, a decrease of approximately $2.5 million compared to $262 thousand net income in the prior year period.  The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a loss of $205 thousand in the six months ended June 30, 2013 and $239 thousand in the three months ended June 30, 2013.  There were no corresponding entries in periods ending in 2012 as Heska Imaging was not consolidated into our financial statements until February 24, 2013.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the six months ended June 30, 2013, we had net loss of $2.8 million.  During the six months ended June 30, 2013, our operations used cash of approximately $1.1 million.  At June 30, 2013, we had $5.4 million of cash and cash equivalents, $12.2 million of working capital, and $2.0 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used in operating activities was approximately $1.1 million for the six months ended June 30, 2013 as compared to $2.1 million of cash provided by operating activities in the prior year period, a change of approximately $3.1 million.  Major factors in the decline were a $3.7 million change in net loss, an affiliated $2.0 million decrease in cash provided due to deferred tax effects, $1.2 million increase in cash used from inventory as we are carrying a relatively higher level of inventory in the 2013 period as opposed to the 2012 period and an $892 thousand greater cash usage in accounts payable.  This was somewhat offset by a $3.3 million increase in cash provided by accounts receivable as a large order that had shipped in the fourth quarter of 2012 was paid for in the first quarter of 2013 as compared to relatively lower sales in the fourth quarter of 2011 and relatively higher sales in the first quarter of 2012 which led to greater cash usage by accounts receivable in the 2012 period as compared to the 2013 period, and a $956 thousand increase in cash provided by other current assets where a greater utilization of previously paid funds occurred.

Net cash flows provided by investing activities were $1.3 million in the six months ended June 30, 2013, an increase of approximately $1.8 million compared to $542 thousand used during the corresponding period in 2012.  The major factor in the increase was $5.0 million of proceeds from disposition of property, including non-core vaccine-related intellectual property, which occurred in the 2013 period, but not the 2012 period.  This was somewhat offset by $3.0 million in cash paid as part of the acquisition of Heska Imaging in February 2013 as well as an increase of $192 thousand in capital expenditures in the 2013 period as opposed to the 2012 period.

Net cash flows used in financing activities were $555 thousand during the six months ended June 30, 2013, a $318 thousand change as compared to $237 thousand used in financing activities in the prior year period.  In the 2013 period, we repaid $561 thousand under our asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") and Heska Imaging made $105 thousand in net repayments of other debts with no cash outflows related to the payment of dividends.  In the 2012 period, we paid $532 thousand in dividends with no repayments of debt.  The cash outflows related to financing were somewhat offset by proceeds from the issuance of common stock of $111 thousand in the 2013 period and $295 thousand in the 2012 period.

At June 30, 2013, Heska Corporation had lent Heska Imaging $126 thousand, including accrued interest, and subsequent to June 30, 2013, Heska Corporation lent Heska Imaging an additional $500 thousand, all of which is currently outstanding and which eliminates upon consolidation of our financial statements.  These debts accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo, with the proceeds to be used to pay off other debt.

At June 30, 2013, we had a $1.4 million note receivable from Cuattro Veterinary, LLC.  The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016.  Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States.  The note is listed on our balance sheet as a note receivable – related party as Kevin S. Wilson, our President and Chief Operating Officer, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC.  This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At June 30, 2013, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2013 as part of our credit and security agreement with Wells Fargo.  At June 30, 2013, we had $2.0 million in outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On June 30, 2013, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Among the financial covenants is a requirement to maintain a minimum liquidity (cash plus excess borrowing base) of $1.5 million. Additional requirements include covenants for minimum capital monthly and minimum net income quarterly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015. As part of this agreement, interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly starting on July 1, 2013. At June 30, 2013, we had $6.2 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At June 30, 2013, we had other borrowings outstanding totaling $1.4 million, all of which were obligations of Heska Imaging, as follows.  We had $564 thousand outstanding on loan from De Lage Landen Financial Services, Inc. ("DLL").  The note bears an interest rate of 6% and is due in monthly payments of $13 thousand through June 2017.  The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance.  $129 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.  We also had $348 thousand in additional short term debt from DLL as of June 30, 2013 related to Heska Imaging's leasing activities.  In addition, we had a $509 thousand principal, short term demand, non-interest bearing note from Esaote North America, Inc. which was collateralized by certain items in our ultrasound inventory.  The note from Esaote North America, Inc. was repaid in full in July 2013.

At June 30, 2013, our balance sheet included $12.6 million in non-controlling interest.  This represents the value of the aggregate position in Heska Imaging of the unit holders of the 45.4% of Heska Imaging we do not own (the "Imaging Minority").  We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%.  The cost of capital assumptions was provided to us by a third party with expertise in estimating such items.  The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce retained earnings.  We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At June 30, 2013, our balance sheet included $2.9 million in Public Common Stock subject to redemption.  This represents the stock we issued to acquire our position in Heska Imaging, which may be used to meet the purchase obligation if a Cuattro 12-month Call Option or a Cuattro 18-month Call Option is exercised under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement").  We intend to mark this line item to market every reporting period with the corresponding debit or credit taken directly to additional paid-in-capital.

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

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 highest strike put in 2015.  In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $17.0 million, as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own.  If this put is not exercised in full, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging for $19.6 million, as well as 25% of Heska Imaging's cash.  In both cases, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.

If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016.  While we intend to meet this payment obligation with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations.  This potential payment obligation in 2016 is an important consideration for us in our cash management decisions.

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

Recent Accounting Pronouncements

None.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates.  We are exposed to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates as measured against the United States dollar and against other foreign currencies.  These exposures are directly related to our normal operating and funding activities.

Interest Rate Risk

At June 30, 2013, there was $2.0 million in debt outstanding on our line of credit with Wells Fargo and we had $1.4 million in additional borrowings.  We also had approximately $5.4 million of cash and cash equivalents at June 30, 2013, the majority of which was invested in liquid accounts.  We had no interest rate hedge transactions in place on June 30, 2013.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience an increase/decrease in annual net interest expense of approximately $34 thousand based on our outstanding balances as of June 30, 2013.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on June 30, 2013.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $292 thousand.

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

PART II.  OTHER INFORMATION

Item 1.                                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of June 30, 2013, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017.  Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 or $36.9 million following calendar year 2017 as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity.  Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging.  Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $29.4 million following calendar year 2016 or $42.4 million following calendar year 2017 as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future.  In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in the Operating Agreement, should we undergo a change in control prior to the end of 2017, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash at the highest call value they otherwise could have obtained (the "Change in Control Payment").  If Heska Imaging meets certain minimum performance criteria, this will be $42.4 million as well as 25% of Heska Imaging's cash until at least the end of 2015.  The Change in Control Payment may materially decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a significant premium to the Company's then current market price for the benefit of some or all of our shareholders.  This could make some investors less likely to buy and hold our stock.

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

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc. ("Zoetis").  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck & Co., Inc. ("Merck"), Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except one from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests. Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

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

Revenue from Merck entities, including Merck Animal Health, represented approximately 10% and 11% of our consolidated revenue for the three months and six months ended June 30, 2013, respectively as well as 13% and 11% for the three and six months ended June 30, 2012, respectively.  No other single customer accounted for more than 10% of our consolidated revenue for the three months and six months ended June 30, 2013 nor the three months and six months ended June 30, 2012.  No single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2013 and June 30, 2012.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our Pro forma LTM revenue are Boule Medical AB, Cuattro, LLC, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 25% of our Pro forma LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 20% of our Pro forma LTM revenue and two of the three others were responsible for more than 10% of our Pro forma LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our major veterinary blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

•
Loss of exclusivity.  In the case of our blood testing instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results.  In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products.  We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products.  If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

According to the latest available filings with the SEC of which we are aware, we have two shareholders who control more than 5% of our shares outstanding: one holds approximately 9% of our shares outstanding and the other holds approximately 6% of our shares outstanding.  Should either of these shareholders or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended June 30, 2013, our closing stock price has ranged from a low of $6.89 to a high of $11.20.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement may be important to continue to fund our operations.  Among the financial covenants is a requirement to maintain minimum liquidity (cash plus excess borrowing base) of $1.5 million.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo. For example, we failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants. Although Wells Fargo granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement. In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment.  The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase.  In addition, if our stock market value increases to a certain level on June 30, 2014, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.  Similarly, we are required to comply with the SEC's mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings in 2013.  Compliance with this mandate has required a significant time investment, which has and may in the future preclude some of our employees from spending time on more productive matters.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.  In addition, we have less than 300 record holders, which would allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Removed and Reserved

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

(a)	Exhibits

Number                                       Description
10.1*	Eighth Amendment to Supply and Distribution Agreement between Heska Corporation and Boule Medical AB, dated May 28, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 14, 2013	By	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 14, 2013	By	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number                                       Description
10.1*	Eighth Amendment to Supply and Distribution Agreement between Heska Corporation and Boule Medical AB, dated May 28, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report