Form 10-Q
period 2013-09-30
HESKA CORP
filed 2013-11-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Yes ☐ No ☒
The number of shares of the Registrant's Public Common Stock outstanding at November 13, 2013 was 5,837,403.

HESKA, ALLERCEPT, AVERT,  E-SCREEN, FELINE ULTRANASAL, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF,  ELEMENT DC and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Intervet Inc., formerly known as Schering-Plough Animal Health Corporation,  a unit of Merck & Co., Inc. in the United States and is a registered trademark of Heska Corporation in other countries.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2012	September 30, 2013

Current assets:
Cash and cash equivalents	$5,784	$6,344
Accounts receivable, net of allowance for doubtful accounts of $155 and $212, respectively	11,044	7,662
Inventories, net	12,483	13,569
Deferred tax asset, current	1,130	404
Other current assets	2,514	1,466
Total current assets	32,955	29,445
Property and equipment, net	6,005	8,444
Note receivable – related party	—	1,657
Goodwill and other intangible assets	1,120	21,619
Deferred tax asset, net of current portion	26,746	29,056
Other long-term assets	—	212
Total assets	$66,826	$90,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$5,177
Accrued liabilities	4,132	5,301
Current portion of deferred revenue	2,407	3,664
Line of credit	2,552	4,281
Other short-term borrowings, including current portion of long-term note payable	—	232
Total current liabilities	14,389	18,655
Long-term note payable, net of current portion	—	402
Deferred revenue, net of current portion, and other	3,575	9,372
Total liabilities	17,964	28,429

Commitments and contingencies
Non-Controlling Interest	—	13,105
Public Common Stock subject to redemption	—	2,431
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,372,336 and 5,835,603 shares issued and outstanding, respectively	54	58
Additional paid-in capital	218,544	218,949
Accumulated other comprehensive income	296	330
Accumulated deficit	(170,032)	(172,869)
Total stockholders' equity	48,862	46,468
Total liabilities and stockholders' equity	$66,826	$90,433

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenue, net:
Core companion animal health	$13,530	$14,515	$45,811	$46,015
Other vaccines, pharmaceuticals and products	3,376	3,080	8,541	8,820
Total revenue, net	16,906	17,595	54,352	54,835

Cost of revenue	10,180	10,189	30,655	34,607

Gross profit	6,726	7,406	23,697	20,228

Operating expenses:
Selling and marketing	4,381	4,591	14,020	14,554
Research and development	180	324	717	1,197
General and administrative	2,192	2,416	7,522	8,662
Total operating expenses	6,753	7,331	22,259	24,413
Operating income (loss)	(27)	75	1,438	(4,185)
Interest and other (income) expense, net	(16)	93	69	134
Income (loss) before income taxes	(11)	(18)	1,369	(4,319)
Income tax expense (benefit):
Current tax expense	16	6	98	71
Deferred tax expense (benefit)	5	(6)	457	(1,553)
Total income tax expense (benefit)	21	—	555	(1,482)
Net income (loss)	$(32)	$(18)	$814	$(2,837)
Net income (loss) attributable to non-controlling interest	—	(259)	—	(464)
Net income (loss) attributable to Heska Corporation	$(32)	$241	$814	$(2,373)

Basic net income (loss) per share attributable to Heska Corporation	$(0.01)	$0.04	$0.15	$(0.41)
Diluted net income (loss) per share attributable to Heska Corporation	$(0.01)	$0.04	$0.15	$(0.41)

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,350	5,826	5,314	5,727

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,350	5,865	5,503	5,727

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income (loss)	$(32)	$(18)	$814	$(2,837)
Other comprehensive income (expense):
Foreign currency translation	38	114	3	20
Unrealized gain on available for sale investments	—	—	—	13
Comprehensive income (loss)	$6	$96	$817	$(2,804)
Comprehensive income (loss) attributable to non-controlling interest	$—	$(259)	$—	$(464)
Comprehensive income (loss) attributable to Heska Corporation	$6	$355	$817	$(2,340)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$814	$(2,837)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,271	1,715
Deferred tax expense (benefit)	457	(1,553)
Stock-based compensation	285	315
Unrealized (gain) loss on foreign currency translation	(34)	13
Changes in operating assets and liabilities:
Accounts receivable	(859)	3,896
Inventories	(897)	(1,975)
Other current assets	(515)	(108)
Accounts payable	677	(1,545)
Accrued liabilities	68	935
Deferred revenue and other liabilities	(250)	(116)
Net cash provided by (used in) operating activities	1,017	(1,260)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	—	(3,019)
Purchase of property and equipment	(905)	(1,270)
Proceeds from disposition of property and equipment	—	5,020
Net cash provided by (used in) investing activities	(905)	731
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	307	254
Proceeds from (repayments of) line of credit borrowings, net	—	1,728
Proceeds from (repayments of) other debt	—	(893)
Dividends to shareholders	(1,066)	—
Net cash provided by (used in) financing activities	(759)	1,089
EFFECT OF EXCHANGE RATE CHANGES ON CASH	32	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(615)	560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,332	5,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,717	$6,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends payable	$536	$—
Cash paid for interest	$68	$61
Non-cash transfer of inventory to PP&E and other assets	$982	$2,363
Prepaid applied to acquisition of Heska Imaging	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2013, the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2012	September 30, 2013

Raw materials	$5,275	$5,550
Work in process	3,342	3,593
Finished goods	4,671	6,344
Allowance for excess or obsolete inventory	(805)	(1,918)
	$12,483	$13,569

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.  For the three months ended September 30, 2013 and nine months ended September 30, 2012, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method, were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the three months ended September 30, 2013 and nine months ended September 30, 2012, and therefore excluded, were outstanding options to purchase 924,643 and 527,438 shares of common stock, respectively.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended September 30, 2013 and nine months ended September 30, 2012.  For the nine months ended September 30, 2013 and three months ended September 30, 2012, the Company reported a net loss attributable to Heska Corporation and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the nine months ended September 30, 2013 and three months ended September 30, 2012, and therefore excluded, were outstanding options to purchase 1,089,779 and 1,154,275 shares of common stock, respectively.  These securities are anti-dilutive due to the Company’s net loss attributable to Heska Corporation for the nine months ended September 30, 2013 and the three months ended September 30, 2012.

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
		$688

Cuattro Vet USA generated net revenue of $6.7 million and net loss of $1.0 million, inclusive of net loss of $464 thousand attributable to non-controlling interest, for the period from February 24, 2013 to September 30, 2013.  The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA as if the Acquisition had closed on January 1, 2012.

	Nine Months Ended September 30,
	2012	2013

Revenue, net	$59,308	$55,735
Net income (loss) attributable to Heska Corporation	663	(2,830)
Basic earnings (loss) per share attributable to Heska Corporation	$0.12	$(0.49)
Diluted earnings (loss) per share attributable to Heska Corporation	0.11	(0.49)

4.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2012 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Risk-free interest rate	0.35%	0.87%	0.37%	0.54%
Expected lives	3.0 years	3.2 years	2.9 years	3.4 years
Expected volatility	55%	44%	64%	51%
Expected dividend yield	4.44%	0%	3.39%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2012		Nine Months Ended September 30, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,448,675	$10.425	1,245,161	$11.054
Granted at market	137,950	$9.534	69,330	$8.046
Cancelled	(118,330)	$11.373	(164,303)	$11.330
Exercised	(223,134)	$5.863	(33,297)	$6.488
Outstanding at end of period	1,245,161	$11.054	1,116,891	$10.963
Exercisable at end of period	971,029	$12.129	913,447	$11.714

The estimated fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was computed to be approximately $206 thousand and $167 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2013 and 2012 was computed to be approximately $2.96 and $4.19, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was approximately $42 thousand and $1.1 million, respectively.  The cash proceeds from options exercised during the nine months ended September 30, 2013 and 2012 were approximately $161 thousand and $243 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013, excluding outstanding options to purchase an aggregate of 78.4 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.50 years, a weighted average exercise price of $14.49 and exercise prices ranging from $4.40 to $31.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2013	Weighted Average Exercise Price
$ 2.70 - $ 6.76	231,048	5.89	$5.030	194,647	$4.973
$ 6.77 - $ 8.48	180,923	7.68	$7.547	93,870	$7.581
$ 8.49 - $ 9.02	239,067	4.87	$8.687	163,651	$8.738
$ 9.03 - $15.90	250,780	2.92	$13.147	246,206	$13.192
$15.91 - $31.50	215,073	2.04	$20.191	215,073	$20.191
$ 2.70 - $31.50	1,116,891	4.55	$10.963	913,447	$11.714

As of September 30, 2013, there was approximately $564 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 1.8 years, with approximately $74 thousand to be recognized in the three months ending December 31, 2013 and all the cost to be recognized as of September 2017, assuming all options vest according to the vesting schedules in place at September 30, 2013.  As of September 30, 2013, the aggregate intrinsic value of outstanding options was approximately $213 thousand and the aggregate intrinsic value of exercisable options was approximately $190 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2012:
Total revenue	$45,811	$8,541	$54,352
Operating income (loss)	883	555	1,438
Interest expense	68	20	88
Total assets	51,194	11,784	62,978
Net assets	39,286	9,085	48,371
Capital expenditures	429	476	905
Depreciation and amortization	622	649	1,271

Nine Months Ended September 30, 2013:
Total revenue	$46,015	$8,820	$54,835
Operating income (loss)	(4,565)	380	(4,185)
Interest expense	208	21	229
Total assets	78,419	12,014	90,433
Net assets	37,217	9,251	46,468
Capital expenditures	466	804	1,270
Depreciation and amortization	1,113	602	1,715

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2012:
Total revenue	$13,530	$3,376	$16,906
Operating income (loss)	(126)	99	(27)
Interest expense	21	8	29
Total assets	51,194	11,784	62,978
Net assets	39,286	9,085	48,371
Capital expenditures	194	169	363
Depreciation and amortization	213	197	410

Three Months Ended September 30, 2013:
Total revenue	$14,515	$3,080	$17,595
Operating income (loss)	(374)	449	75
Interest expense	80	2	82
Total assets	78,419	12,014	90,433
Net assets	37,217	9,251	46,468
Capital expenditures	105	431	536
Depreciation and amortization	417	209	626

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 13, 2013, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% of our revenue for the twelve months ended September 30, 2013 assuming we had consolidated Heska Imaging for the entire period (which we define as "Pro forma LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% of Pro forma LTM revenue.

The CCA segment includes in-clinic blood testing and other non-imaging instruments and supplies, imaging hardware, software and services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.

Blood testing and other non-imaging instruments and supplies represented approximately 38% of our Pro forma LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our Pro forma LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 9% of our Pro forma LTM revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our Pro forma LTM revenue.

Imaging hardware, software and services represented approximately 16% of Pro forma LTM revenue.  Digital radiography is the largest product offering in this area, which also includes ultrasound instruments.  Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract.  It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Intervet Inc., formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), a unit of Merck & Co., Inc., the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 68% and 32%, respectively, of CCA Pro forma LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Pro forma LTM revenue in this segment increased 3% as compared to Pro forma revenue for the twelve months ended September 30, 2012 assuming we had consolidated Heska Imaging for the entire period.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa.  We view this facility as an asset which could allow us to control our cost of goods on any vaccines and pharmaceuticals that we may commercialize in the future.  We have increased integration of this facility with our operations elsewhere.  For example, virtually all our U.S. inventory, excluding Heska Imaging, is now stored at this facility and fulfillment logistics are managed there.  CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment.  We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals.  All OVP products are sold by third parties under third-party labels.

We developed a line of bovine vaccines that are licensed by the USDA.  We have an agreement which was assigned by a previous distributor, Agri Laboratories, Ltd., ("AgriLabs") to, and assumed by, Eli Lilly and Company acting through its Elanco Animal Health division ("Elanco") in November 2013, for the marketing and sale of certain of these vaccines which AgriLabs sold primarily under the Titanium® and MasterGuard® brands.  This agreement has historically generated a significant portion of our OVP segment's revenue.  Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Results of Operations

Revenue

Total revenue was $54.8 million for the nine months ended September 30, 2013, an increase of 1% as compared to $54.4 million in the corresponding period in 2012.  Total revenue was $17.6 million for the three months ended September 30, 2013, an increase of 4% as compared to $16.9 million in the corresponding period in 2012.

Revenue from our CCA segment was $46.0 million for the nine months ended September 30, 2013, a slight increase as compared to $45.8 million for the corresponding period in 2012.  The largest factor in the increase was $6.7 million in revenue from Heska Imaging, which represents the revenue from sales after our acquisition of Heska Imaging on February 24, 2013.  This was somewhat offset by lower revenue from sales of our heartworm diagnostic tests, both internationally and domestically, our international allergy business products, and our hematology instruments.  Revenue from our CCA segment was $14.5 million for the three months ended September 30, 2013, an increase of 7% as compared to $13.5 million for the corresponding period in 2012.  The impact of $2.1 million in revenue from Heska Imaging was the largest factor in the increase.  Increased revenue from domestic sales of our heartworm preventive to Merck Animal Health was another factor in the increase.  This was somewhat offset by lower revenue from domestic sales of our heartworm diagnostic tests and lower revenue related to placements of our chemistry instruments and our hematology instruments.

Revenue from our OVP segment was $8.8 million for the nine months ended September 30, 2013, an increase of 3% as compared to $8.5 million in the corresponding period in 2012.   Increased revenue from sponsored research and development projects, sales of bulk bovine biologicals, sales to a new customer and sales of small mammal products, somewhat offset by lower sales of cattle vaccines under our contract with AgriLabs and lower sales of bovine products for Canadian distribution, contributed to the increase.  Revenue from our OVP segment was $3.1 million for the three months ended September 30, 2013, a decrease of 9% as compared to $3.4 million in the corresponding period in 2012.  Lower sales of cattle vaccines under our contract with AgriLabs was a factor in the decrease.

Cost of Revenue

Cost of revenue totaled $34.6 million for the nine months ended September 30, 2013, an increase of $4.0 million or 13% as compared to $30.7 million for the corresponding period in 2012.  Gross profit decreased by $3.5 million to $20.2 million for the nine months ended September 30, 2013 as compared to $23.7 million in the prior year period.  Gross profit for the nine months ended September 30, 2013 includes $2.1 million in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 36.9% for the nine months ended September 30, 2013 from 43.6% in the prior year period.  In June 2013, we recognized a reserve (the "Roche Reserve") related to an agreement (the "Roche Agreement") with Roche Diagnostics Corporation ("Roche") related to our blood gas analyzers under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time.  The Roche Reserve was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement.  In addition, in June 2013 we recognized a $453 thousand reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell.  The Roche Reserve and the SpotChem Reserve, as well as a shift in product mix to relatively lower margin product areas including our veterinary imaging business was a factor in the decline in Gross Margin for the nine months ended September 30, 2013 as compared to the prior year period.

Cost of revenue totaled $10.2 million for the three months ended September 30, 2013, as compared to $10.2 million for the corresponding period in 2012.  Gross profit increased by $680 thousand to $7.4 million for the three months ended September 30, 2013 as compared to $6.7 million in the prior year period.  Gross profit for the three months ended September 30, 2013 includes $726 thousand in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, increased to 42.1% for the three months ended September 30, 2013 from 39.8% in the prior year period.  A factor in the change was lower revenue and higher Gross Margin in our OVP segment.  Our OVP segment tends to have lower Gross Margin than our CCA segment.

Operating Expenses

Total operating expenses increased 10% to $24.4 million in the nine months ended September 30, 2013 from $22.3 million in the prior year period.  Total operating expenses increased 9% to $7.3 million in the three months ended September 30, 2013 from $6.8 million in the prior year period.

Selling and marketing expenses increased 4% to $14.6 million in the nine months ended September 30, 2013 as compared to $14.0 million in the corresponding period in 2012.  Heska Imaging sales and marketing expense of $2.1 million recognized in the nine months ended September 30, 2013 but not the prior year period was a key factor in the increase.  This was somewhat offset by lower spending on salaries and travel for members of our salesforce.  Selling and marketing expenses were $4.6 million in the three months ended September 30, 2013, a 5%  increase as compared to $4.4 million in the corresponding period in 2012.  Heska Imaging sales and marketing expense of $905 thousand recognized in the three months ended September 30, 2013 but not the prior year period was a key factor in the increase.  This was somewhat offset by lower spending on salaries and travel for members of our salesforce.

Research and development expenses were $1.2 million and included $115 thousand in expense from Heska Imaging in the nine months ended September 30, 2013, an increase of $480 thousand as compared to $717 thousand in the corresponding period in 2012.  Other key factors include a reserve for equipment that had been previously used in a project that was recently discontinued and expenses related to the Roche Reserve.  Research and development expenses were $324 thousand and included $49 thousand in expense from Heska Imaging in the three months ended September 30, 2013, an increase of $144 thousand as compared to $180 thousand in the corresponding period in 2012.  Greater expenses related to personnel as well as the recognition of costs related to other research and development projects were other important factors in the increase.

General and administrative expenses were $8.7 million and included approximately $815 thousand in expense from Heska Imaging in the nine months ended September 30, 2013, up 15% from $7.5 million in the prior year period.  In addition to expenses from and related to the acquisition of Heska Imaging, severance expenses related to the termination of certain employees and expenses related to the Roche Reserve were key factors in the increase.  These were somewhat offset by lower legal expenses and expenses related to arbitration matters.  General and administrative expenses were $2.4 million and included approximately $305 thousand in expense from Heska Imaging in the three months ended September 30, 2013, up 10% from $2.2 million in the prior year period.  Increased general and administrative expenses related to the consolidation of Heska Imaging were somewhat offset by lower legal expenses.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was $134 thousand of expense in the nine months ended September 30, 2013, an increase of $65 thousand as compared to $69 thousand of expense in the prior year period.  The largest factor in the increase was primarily related to greater interest expense on debts at Heska Imaging, which were included in the nine months ended September 30, 2013 but not the prior year period as Heska Imaging was not consolidated in the prior year period, somewhat offset by a slight gain on foreign currency as opposed to a foreign currency loss in the prior year period.  In the three months ended September 30, 2013, this line item was a $93 thousand expense as opposed to $16 thousand in income in the prior year period.

A key factor in the increase relates to interest on debts at Heska Imaging, which were included in the three months ended September 30, 2013 but not the prior year period as Heska Imaging was not consolidated in the prior year period.  A loss on foreign currency as opposed to a foreign currency gain in the prior year period was another key factor in the increase.

Income Tax Expense

We recognized an income tax benefit of $1.5 million in the nine months ended September 30, 2013, a $2.0 million increase as compared to a tax expense of $555 thousand in the prior year period.  We recognized no net income tax expense in the three months ended September 30, 2013, as opposed to a tax expense of $21 thousand in the prior year period.

Current tax expense was $71 thousand in the nine months ended September 30, 2013, a decline of $27 thousand as compared to $98 thousand in the prior year period.  Current tax expense was $6 thousand in the three months ended September 30, 2013, a decrease of $10 thousand as compared to $16 thousand in the prior year period.  A lower level of pre-tax profit is a factor in the change in both cases.  Current tax expense represents taxes we are expected to pay in cash as a result of a given period's operations.

For the nine months ended September 30, 2013, deferred tax benefit was $1.6 million, a $2.0 million change from $457 thousand in tax expense in the prior year period.  The change is due to income before income taxes in the 2012 period as opposed to a loss before income taxes in the 2013 period.  For the three months ended September 30, 2013, deferred tax benefit was $6 thousand, an $11 thousand change from $5 thousand in tax expense in the prior year period.  Differences between the periods in the relationship of our accrued tax as compared with June 30 reported results is a factor in the change.

Net Income (Loss)

Net loss was $2.8 million in the nine months ended September 30, 2013, a decrease of approximately $3.7 million compared to $814 thousand net income in the prior year period.  The change was primarily due to lower Gross Margin and higher operating expenses.  Net loss was $18 thousand in the three months ended September 30, 2013, an improvement of approximately $14 thousand compared to a net loss of $32 thousand in the prior year period.  Higher revenue and Gross Margin, somewhat offset by higher operating expenses, were key factors in the change.

Net Income (Loss) attributable to Heska Corporation

Net loss attributable to Heska Corporation was $2.4 million in the nine months ended September 30, 2013, a decrease of approximately $3.2 million compared to $814 thousand net income in the prior year period.  Net income attributable to Heska Corporation was $241 thousand in the three months ended September 30, 2013, an increase of approximately $273 thousand compared to $32 thousand net loss in the prior year period.  The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a loss of $464 thousand in the nine months ended September 30, 2013 and $259 thousand in the three months ended September 30, 2013.  There were no corresponding entries in periods ending in 2012 as Heska Imaging was not consolidated into our financial statements until February 24, 2013.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the nine months ended September 30, 2013, we had a net loss of $2.8 million.  During the nine months ended September 30, 2013, our operations used cash of approximately $1.3 million.  At September 30, 2013, we had $6.3 million of cash and cash equivalents, $10.8 million of working capital, and $4.3 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used in operating activities was approximately $1.3 million for the nine months ended September 30, 2013 as compared to $1.0 million of cash provided by operating activities in the prior year period, a change of approximately $2.3 million.  Major factors in the decline were a $3.7 million change in net loss, an affiliated $2.0 million decrease in cash provided due to deferred tax effects, $1.1 million increase in cash used from inventories primarily related to increased transfer of inventories to PP&E related to customer lease agreements and a $1.4 million greater net cash usage from accounts payable and accrued liabilities.  This was somewhat offset by a $4.8 million increase in cash provided by accounts receivable as a large order that had shipped in the fourth quarter of 2012 was paid for in the first quarter of 2013 as compared to relatively lower sales in the fourth quarter of 2011 and relatively higher sales in the first quarter of 2012 which led to greater cash usage by accounts receivable in the 2012 period as compared to the 2013 period, and a $444 thousand increase in cash provided by depreciation and amortization with the acquisition and consolidation of Heska Imaging as a key factor in the change.

Net cash flows provided by investing activities were $731 thousand in the nine months ended September 30, 2013, an increase of approximately $1.6 million as compared to $905 thousand used during the corresponding period in 2012.  The major factor in the increase was $5.0 million of proceeds from disposition of property, including non-core vaccine-related intellectual property, which occurred in the 2013 period, but not the 2012 period.  This was somewhat offset by $3.0 million in cash paid as part of the acquisition of Heska Imaging in February 2013 as well as an increase of $365 thousand in capital expenditures in the 2013 period as opposed to the 2012 period.

Net cash flows provided by financing activities were $1.1 million during the nine months ended September 30, 2013, a $1.8 million change as compared to $759 thousand used in financing activities in the prior year period.  In the 2013 period, we borrowed $1.7 million under our asset-based revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") and Heska Imaging made $893 thousand in net repayments of other debts with no cash outflows related to the payment of dividends.  In the 2012 period, we paid $1.1 million in dividends with no repayments of debt.  The cash outflows related to financing were somewhat offset by proceeds from the issuance of common stock of $254 thousand in the 2013 period and $307 thousand in the 2012 period.

At September 30, 2013, Heska Corporation had lent Heska Imaging $632 thousand, including accrued interest, and subsequent to September 30, 2013, Heska Corporation lent Heska Imaging an additional $1.3 million, all of which is currently outstanding and which eliminates upon consolidation of our financial statements.  These debts accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo, with the proceeds to be used to pay off other debt.

At September 30, 2013, we had a $1.7 million note receivable, including accrued interest, from Cuattro Veterinary, LLC.  The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016.  Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States.  The note is listed on our balance sheet as a note receivable – related party as Kevin S. Wilson, our President and Chief Operating Officer, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC.  This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At September 30, 2013, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo.  At September 30, 2013, we had $4.3 million in outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On September 30, 2013, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Additional requirements include covenants for minimum capital monthly and minimum net income quarterly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015.  At September 30, 2013, we had $3.6 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At September 30, 2013, we had other borrowings outstanding totaling $634 thousand, all of which were obligations of Heska Imaging, as follows.  We had $532 thousand outstanding on loan from De Lage Landen Financial Services, Inc. ("DLL").  The note bears an interest rate of 6% and is due in monthly payments of $13 thousand through June 2017.  The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance.  $131 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.  We also had $102 thousand in additional short term debt from DLL as of September 30, 2013 related to Heska Imaging's leasing activities.

At September 30, 2013, our balance sheet included $13.1 million in non-controlling interest.  This represents the value of the aggregate position in Heska Imaging of the unit holders of the 45.4% of Heska Imaging we do not own (the "Imaging Minority").  We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%.  The cost of capital assumptions was provided to us by a third party with expertise in estimating such items.  The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce retained earnings.  We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At September 30, 2013, our balance sheet included $2.4 million in Public Common Stock subject to redemption.  This represents the stock we issued to acquire our position in Heska Imaging, which may be used to meet the purchase obligation if a Cuattro 12-month Call Option or a Cuattro 18-month Call Option is exercised under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement").  We intend to mark this line item to market every reporting period with the corresponding debit or credit taken directly to additional paid-in-capital.

Our financial plan for 2013 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2013 and into 2014.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  See "Risk Factors" in Item 1A of this Form 10-Q for a discussion of some of the factors that affect our capital raising alternatives.

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

Interest Rate Risk

At September 30, 2013, there was $4.3 million in debt outstanding on our line of credit with Wells Fargo and we had $634 thousand in additional borrowings.  We also had approximately $6.3 million of cash and cash equivalents at September 30, 2013, the majority of which was invested in liquid accounts.  We had no interest rate hedge transactions in place on September 30, 2013.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $14 thousand based on our outstanding balances as of September 30, 2013.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our European subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with customers and suppliers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on September 30, 2013.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Japanese Yen and Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Japanese Yen and Euros, where our inventory costs are in U.S. dollars.  Based on our results of operations for the most recent twelve months, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting pre-tax loss/gain of approximately $237 thousand.

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

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of September 30, 2013, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017.  Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 or $36.9 million following calendar year 2017 as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity.  Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging.  Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $29.4 million following calendar year 2016 or $42.4 million following calendar year 2017 as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future.  In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Revenue from Merck entities, including Merck Animal Health, represented approximately 12% and 11% of our consolidated revenue for the three months and nine months ended September 30, 2013.  No other single customer accounted for more than 10% of our consolidated revenue for the three months and nine months ended September 30, 2013 nor the three months and nine months ended September 30, 2012.  Novartis AG accounted for 15% of our accounts receivable at September 30, 2013.  No other single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2013 and September 30, 2012.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our Pro forma LTM revenue are Boule Medical AB, Cuattro, LLC, FUJIFILM Corporation and Quidel Corporation.  None of these suppliers sold us proprietary products which were responsible for more than 25% of our Pro forma LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 20% of our Pro forma LTM revenue and one other was responsible for more than 10% of our Pro forma LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our major veterinary blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States.  Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs had the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Elanco in November 2013.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including Merck Animal Health, represented 9% of our Pro forma LTM revenue.  If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively.  Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize our products and our sales will decline accordingly.

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product.  For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product.  The former is particularly likely where there is no comparable product available or historical use of such a product.  The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent.  If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.  For example, our VitalPath Blood Gas and Electrolyte Analyzer generated less revenue than we anticipated following its launch in May 2010 as placements of this product with customers did not occur as we expected.

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

According to the latest available filings with the SEC of which we are aware, we have one shareholder who controls more than 5% of our shares outstanding.  This shareholder holds approximately 9% of our shares outstanding.  Should  this shareholder or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and smallcap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended September 30, 2013, our closing stock price has ranged from a low of $5.18 to a high of $9.54.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

(a)	Exhibits

Number                                       Description
10.1*	Amendment No. 3 to Supply and License Agreement between Heska Corporation and Intervet Inc., effective as of July 30, 2013.
10.2*
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement and Waiver of Default between Heska Corporation, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	November 14, 2013	By:	/s/ Robert B. Grieve
ROBERT B. GRIEVE
Chairman of the Board and Chief Executive Officer (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number                                       Description
10.1*	Amendment No. 3 to Supply and License Agreement between Heska Corporation and Intervet Inc., effective as of July 30, 2013.
10.2*
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement and Waiver of Default between Heska Corporation, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report