Form 10-K
period 2013-12-31
HESKA CORP
filed 2014-03-31
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)
	Delaware		77-0192527
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
	3760 Rocky Mountain Avenue Loveland, Colorado		80538
	(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (970) 493-7272
	Securities registered pursuant to Section 12(b) of the Act: Public Common Stock, $.01 par value (Title of Class)		The Nasdaq Stock Market LLC (Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $36,561,525 as of June 28, 2013 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
6,044,568 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2014 Annual Meeting of Stockholders.

HESKA, ALLERCEPT, E-SCREEN, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks and CBC-DIFF, ELEMENT DC, G2 DIGITAL and VET/IV are trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), in the United States and is a registered trademark of Heska Corporation in other countries.  DRI-CHEM is a registered trademark of FUJIFILM Corporation.  This Form 10-K also refers to trademarks and trade names of other organizations

-i-

Statement Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "anticipates,"  "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2014 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

Internet Site

Our Internet address is www.heska.com.  Because we believe it provides useful information in a cost-effective manner to interested investors, via a link on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are publicly available free of charge and we believe are available as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the "SEC").  Information contained on our website is not a part of this annual report on Form 10-K.

PART I

Item 1.  Business.

We develop, manufacture, market, sell and support veterinary products.  Our core focus is on the canine and feline companion animal health markets where we strive to provide high value products.

Our business is composed of two reportable segments, Core Companion Animal Health and Other Vaccines, Pharmaceuticals and Products.  The Core Companion Animal Health segment ("CCA") includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.  These products are sold directly to veterinarians by us as well as through distribution relationships.  The Other Vaccines, Pharmaceuticals and Products segment ("OVP") includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals including small mammals.  All OVP products are sold by third parties under third party labels.  Please refer to Note 10 of our audited consolidated financial statements filed herewith for financial information about each of our segments.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com.  We originally incorporated in California in 1988, and we subsequently incorporated in Delaware in 1997.

Background

We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites.  We changed our name to Heska Corporation in 1995, completed our initial public offering in 1997 and continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market.  In 2001 and 2002, we took steps to lower our expense base, largely in internal research and development.  We subsequently continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, as well as seeking new product opportunities with third parties.  We acquired a 54.6% interest in Cuattro Veterinary USA, LLC in February 2013, which marked our entry into the digital imaging market.  In June 2013, we sold certain non-core assets useful for the production of both bovine and feline vaccines to Elanco Animal Health ("Elanco"), a division of Eli Lilly and Company.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Blood Testing and Other Non-Imaging Instruments

We offer a line of veterinary blood testing and other instruments, some of which are described below.  We also market and sell consumable supplies for these instruments.  Our line of veterinary instruments includes the following:

●
Blood Chemistry.  The Element DCTM Veterinary Chemistry Analyzer (the "Element DC") was launched in October 2012.  The Element DC is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample.  Test slides are available as both pre-packaged panels as well as individual slides.  The Element DC is faster and has an enhanced user interface compared to the instrument it replaced, the DRI-CHEM 4000 Veterinary Chemistry Analyzer (the "DRI-CHEM 4000").  The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the "DRI-CHEM 7000") is a  complementary chemistry offering, co-branded with FUJIFILM Corporation ("FUJIFILM"), with higher throughput, multiple patient staging and a "STAT" feature which provides emergency sample flexibility in critical cases.  The Element DC, DRI-CHEM 7000 and DRI-CHEM 4000 all utilize the same test slides.  We are supplied with the Element DC, the DRI-CHEM 7000 and affiliated test slides and supplies under a contractual agreement with FUJIFILM.

●
Hematology.  The HEMATRUE Veterinary Hematology Analyzer is an easy-to-use blood analyzer that measures such key parameters as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals.  In addition, we continue to service and support our previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System.  We are supplied new instruments and affiliated reagents and supplies of these products under a contractual agreement with Boule Medical AB ("Boule").

●
Blood Gases and Electrolytes.  The Element POC™ Blood Gas & Electrolyte Analyzer ("EPOC") is a handheld, wireless analyzer which delivers rapid blood gas, electrolyte, metabolite, and basic blood chemistry testing.  EPOC features test cards with room temperature storage which can offer results with less than 100 μL of sample as well as WiFi and Bluetooth connectivity.  We began to ship EPOC units to customers in October 2013.  EPOC and affiliated consumables and supplies are supplied to us under contractual agreement with BBI Animal Health Limited, a unit of Alere Inc.  In addition, we continue to service and support our previous blood gas and electrolyte instrument for which we are supplied affiliated consumables and supplies under a contractual agreement with Roche Diagnostics Corporation ("Roche").

●	IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

Veterinary Imaging Instruments and Services

On February 24, 2013, we acquired a 54.6% interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and operates only in the United States.  This transaction marked our entry into the veterinary imaging area.  Heska Imaging's offerings in this area include:

Digital Radiography Solutions.  Our digital radiography solutions are marketed and sold under the "Cuattro" brand name.  We sell hardware including digital radiography detectors, acquisition workstation equipment, positioning aides such as tunnels and tables, viewing computers and other accessories along with embedded software and support, data hosting and other services.  The CloudDRTM solution combines flat panel digital radiography with web-based image storage.  The CloudbankTM archive is an automatic, secure, web-based image storage solution designed to interface with the software we sell.  ViewCloudTM is a PACS (Picture Archival and Communications System) for Cloudbank for web or local viewing, reporting, planning and email sharing of studies on internet devices, including personal computers, Mac desktop and portable systems, tablet devices, iPadTM devices and smartphones.  SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support CloudDR, Cloudbank and ViewCloud.

We also sell mobile digital radiography products, primarily for equine use.  The Uno 4TM is a full powered, seamlessly integrated, portable digital radiography generator with an embedded detector and touchscreen computer based upon a patented design of Cuattro, LLC.  The Slate 4TM Wireless features a 16 bit detector for use with an existing generator and which communicates wirelessly with a mobile, case-based direct sunlight readable display, including multi-touch software and the ability to natively link to Digital Imaging and Communication in Medicine, or DICOM, servers of all types as well as Cloudbank.  Slate 4 TM comes in a 19" model and a 12" model, both of which are handheld, touchscreen, tablets with embedded wireless communication, battery-powered and line-powered capabilities, and image acquisition and communication functions.

Cuattro, LLC provides us with the hardware, software and support, data hosting and other services for our digital radiography solutions under exclusive contractual arrangements in the United States.

Ultrasound Systems.  Our ultrasound products, including affiliated probes and peripherals, are provided to us under an exclusive agreement with Esaote USA ("Esaote").  We sell several different ultrasound products with varying features and corresponding price points, all under Esaote's trade names or logos.  These offerings include the MyLab 30 Gold Vet, a compact, portable, high performance model offering optional products for use with abdominal, cardiac and small parts applications.  The ultrasound products we sell generally seamlessly integrate with our Cloudbank and ViewCloud offerings discussed above for image storing and viewing.

Point-of-Care Heartworm Diagnostic Tests

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

Heartworm Preventive Products

We have an agreement with Merck Animal Health, a unit of Merck & Co., Inc., granting Merck Animal Health the exclusive distribution and marketing rights for our canine heartworm prevention product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada.  TRI-HEART Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections.  We manufacture TRI-HEART Plus Chewable Tablets at our Des Moines, Iowa production facility.

Allergy Products and Services

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

Our ALLERCEPT Definitive Allergen Panels provide the most accurate determination of which we are aware of the specific allergens to which an animal, such as a dog, cat or horse, is reacting.  The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens.  A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens.  The test results serve as the basis for prescription ALLERCEPT Therapy Shots and ALLERCEPT Therapy Drops.  We operate veterinary laboratories in Loveland, Colorado and Fribourg, Switzerland which both offer blood testing using our ALLERCEPT Definitive Allergen Panels.

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

Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase our ALLERCEPT Therapy Shots for those animals with positive test results.  These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies.  The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal.  Immunotherapy is generally continued for an extended time.  Immunotherapy delivered by injection is referred to as subcutaneous immunotherapy.  We offer canine, feline and equine subcutaneous immunotherapy treatment products.  In February 2012, we announced we had licensed intellectual property for a proprietary, sublingual (administered under the tongue) therapy treatment for pets suffering with allergies – now known as ALLERCEPT Therapy Drops.  We believe our ALLERCEPT Therapy Drops offer a convenient alternative to subcutaneous injection, thereby enhancing the likelihood of pet owner compliance.

Other Core Companion Animal Health Single Use Products.  We also sell other products in our Core Companion Animal Health segment.  For example, we sell E.R.D. Reagent Packs used to detect microalbuminuria, the most sensitive indicator of renal damage, to VCA Antech, Inc. for use in its veterinary diagnostic laboratories.

Other Vaccines, Pharmaceuticals and Products Segment

We developed a line of bovine vaccines that are licensed by the United States Department of Agriculture ("USDA").  Historically, the largest distributor of these vaccines was Agri Laboratories, Ltd. ("AgriLabs"), who sold these vaccines primarily under the Titanium® and MasterGuard® brands.  In November 2013, AgriLabs assigned the long-term agreement with us related to these vaccines to, and the agreement was assumed by, Eli Lilly and Company ("Eli Lilly") acting through Elanco.

We manufacture biological and pharmaceutical products for a number of other animal health companies.  We manufacture products for animals other than cattle including horses and small mammals.  Our offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers as well as validation support and distribution services.

Marketing, Sales and Customer Support

We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine.  These veterinarians practice in approximately 24,000 clinics in the United States.  In 2013, our products were sold to approximately 13,000 such clinics in the United States.  Veterinarians may obtain our products directly from us or indirectly through others.  All our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians.  In many cases, veterinarians will markup their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.

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

Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories, independent third-party distributors and Novartis Agro K.K., Tokyo ("Novartis Japan").  These entities typically provide customer support.  Novartis Japan exclusively markets and distributes SOLO STEP CH in Japan.

All OVP products are marketed and sold by third parties under third-party labels.

We grant third parties rights to our intellectual property as well as our products, with our compensation often taking the form of royalties and/or milestone payments.

Manufacturing

The majority of our revenue is from proprietary products manufactured by third parties.  Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including key components of our heartworm point-of-care diagnostic tests.  Our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM.  Our hematology instruments and affiliated supplies are manufactured under contract with Boule.  Our digital radiography products are supplied under contract with Cuattro, LLC, which typically buys its hardware products and components from third parties.  Our ultrasound products are supplied under a contract with Esaote USA.  Key components of our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel.  We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products.  Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration ("FDA"), and Drug Enforcement Agency ("DEA") licensed biological and pharmaceutical manufacturing facility.  This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year.  We expect that we will, for the foreseeable future, manufacture most or all of our pharmaceutical and biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests.  We currently manufacture our canine heartworm prevention product, our allergy treatment products and all our OVP segment products at this facility.  Our OVP segment's customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility.  We manufacture our various allergy diagnostic products at our Des Moines facility, our Loveland facility and our Fribourg facility.  We believe the raw materials for products we manufacture are available from more than one source.

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

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products.  We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities.  We have collaborated, and intend to continue to do so, with a number of companies and universities.  Examples of such collaborations include:

●	Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

●	Boule for the development of veterinary applications for the HEMATRUE Veterinary Hematology Analyzer and associated reagents; and

●	FUJIFILM for the development of veterinary applications for the Element DC Veterinary Chemistry Analyzer and associated slides and supplies.

Internal research and development is managed on a case-by-case basis.  We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate.  We incurred expenses of $1.7 million, $1.0 million and $1.5 million in the years ended December 31, 2011, 2012 and 2013, respectively, in support of our research and development activities.

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

We actively seek patent protection both in the United States and abroad.  Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies.  As of December 31, 2013, we owned, co-owned or had rights to 185 issued U.S. patents expiring at various dates from January 2014 to May 2028 and had no pending U.S. patent applications.  Applications corresponding to pending U.S. applications have been or will be filed in other countries.  Our corresponding foreign patent portfolio as of December 31, 2013 included 141 issued patents and 4 pending applications in various foreign countries expiring at various dates from January 2014 to March 2026.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for profit companies.

Seasonality

In 2013, our fourth quarter results were significantly stronger than those for any other quarter.  We expect this trend to continue in the future, primarily as this is our understanding of the historical results at Heska Imaging and other digital imaging businesses.

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

●
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

●
FDA.  Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA.  Industry data indicate that developing a new drug for animals requires approximately 4 to 6 years from the initiation of a regulatory process to market introduction and costs approximately $4 to $6 million.  Of this time, approximately three years is spent in animal studies and the regulatory review process.  However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required.  Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended.  Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process.  In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, which are estimated to be approximately 10 to 12 years from the initiation of a regulatory process to market introduction and may have costs of approximately $10 to $12 million.

●	EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

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

A number of our animal health products are not regulated.  For example, certain products such as our ALLERCEPT panels are not regulated by either the USDA or FDA.  Similarly, none of our veterinary instruments requires regulatory approval to be marketed and sold in the United States.

We have pursued regulatory approval outside the United States based on market demographics of foreign countries.  For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products.  Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries.  Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States.  We cannot be certain that approval of any of our products in one country will result in approvals in any other country.  To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Center for Veterinary Biologics, or CCVB; in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF; in Australia, which is governed by the Australian Department of Agriculture, Fisheries and Forestry, or ADAFF; in South Africa, which is governed by the Republic of South Africa Department of Agriculture, or RSADA; and in certain other countries requiring such approval.Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below.

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

Competition

Our market is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc. ("Zoetis").  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers.  Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly and Company, Merck & Co., Inc. ("Merck"), Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.

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

Employees

As of December 31, 2013, we and our subsidiaries employed 290 people, of whom 125 were focused in production and technical and logistical services, including instrumentation service, 112 in sales, marketing and customer support, 47 in general administrative services, such as accounting, and 6 in product development.  We believe that our ability to attract and retain skilled personnel is critical to our success.  None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

Where You Can Find Additional Information

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission's Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102.  You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Heska Corporation, that file electronically with the Securities and Exchange Commission.

Executive Officers of the Registrant

Our executive officers and their ages as of March 31, 2014 are as follows:

Name	Age	Position
Robert B. Grieve, Ph.D.	62	Chair of the Board and Chief Executive Officer(1)
Kevin S. Wilson	42	President and Chief Operating Officer(2)
Jason A. Napolitano	45	Executive Vice President, Chief Financial Officer and Secretary
Michael J. McGinley, Ph.D.	53	President, Biologicals & Pharmaceuticals
Steven M. Eyl	48	Executive Vice President, Commercial Operations
Nancy Wisnewski, Ph.D.	51	Executive Vice President, Product Development and Customer Support
Steven M. Asakowicz	48	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	40	Executive Vice President, Companion Animal Health Sales

Robert B. Grieve, Ph.D., one of our founders, currently serves as Chief Executive Officer and Chair of the Board.  Dr. Grieve was named Chief Executive Officer effective January 1, 1999, Vice Chairman effective March 1992 and Chairman of the Board effective May 2000.  Dr. Grieve also served as Chief Scientific Officer from December 1994 to January 1999 and Vice President, Research and Development, from March 1992 to December 1994.  He has been a member of our Board of Directors since 1990.  He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

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

Steven M. Eyl has served as our Executive Vice President, Commercial Operations since May 2013.  Mr. Eyl was a principal of Eyl Business Services, a consulting firm, from January 2012 to May 2013.  He was President of Sound Technologies, Inc. ("Sound") from 2000 to 2011, including after Sound's acquisition by VCA Antech, Inc. in 2004.  Mr. Eyl has an extensive background in medical technology sales.  He is a graduate of Indiana University.

Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Product Development and Customer Support in April 2011.  She served as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011.  From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development.  Dr. Wisnewski held various positions in Heska's Research and Development organization between 1993 and 2005.  She holds a Ph.D. in Parasitology/Biochemistry from the University of Notre Dame and a B.S. in Biology from Lafayette College.

Steven M. Asakowicz was appointed Executive Vice President, Companion Animal Health Sales in February 2013.  From July 2011 to February 2013, he was employed by Cuattro, LLC as Vice President, Sales – US Veterinary and sold exclusively on behalf of Cuattro Veterinary USA, LLC.  Mr. Asakowicz previously worked as Sales Director for Sound Technologies, Inc. ("Sound") from November 2002 to June 2011, including after Sound was acquired by VCA Antech, Inc. in 2004.  Prior to entering the animal health market, Mr. Asakowicz spent 3.5 years employed by Smith Micro Software, Inc. as a Sales Manager and spent 7.5 years employed by AirTouch Cellular and PacTel Cellular (currently Verizon Wireless) as a Corporate Account Executive.  Mr. Asakowicz holds a B.A. degree from San Diego State University.

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

(1)  Dr. Grieve is to assume the title "Executive Chair of the Board" immediately following the filing of this 10-K with the SEC.  Dr. Grieve's title changed from "Chairman of the Board and Chief Executive Officer" to "Chair of the Board and Chief Executive Officer" in February 2014 due to a change in our bylaws approved by our Board of Directors at that time.

(2)  Mr. Wilson is to become Chief Executive Officer and President of the Company immediately following the filing of this 10-K with the SEC.

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

Under the Amended and Restated Operating Agreement of Heska Imaging US, LLC (the "Operating Agreement") for up to 18 months following the Acquisition, the unit holders of the 45.4% of Heska Imaging we do not own (the "Imaging Minority") may repurchase our 54.6% interest in Heska Imaging at a premium to our Acquisition purchase price under a call option we have granted the Imaging Minority.  Through the first year anniversary of the Acquisition, such repurchase could have been made at 1.3 times our purchase price and following the first year anniversary of the Acquisition and through the 18-month anniversary of the Acquisition, such repurchase may be made at 1.45 times our purchase price.  Furthermore, the Imaging Minority may deliver any Heska shares resulting from and held since the Acquisition as consideration, with such shares to be valued based on market value, although not less than $5 per share.  Should the Imaging Minority exercise this call, it could be significantly disruptive to our business and if Heska Imaging represents a significant portion of our revenue and earnings at the time of such exercise, our stock price could decline significantly following such exercise.  Furthermore, should Heska stock have appreciated significantly, the Imaging Minority might not have to repay some or all of the cash we paid in the Acquisition, or even deliver all the shares we issued in the Acquisition.  In addition, if our stock price has declined below $5 per share prior to the time of exercise, we may not realize the full economic premium (1.45 at this point), or any premium, anticipated in the repurchase.  In addition, should our stock price decline enough, we could be placed in a position where the repurchase is at an economic discount to our purchase price.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017.  Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 or $36.9 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity.  Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging.  Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $29.4 million following calendar year 2016 or $42.4 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging.  While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future.  In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Under the terms of the Operating Agreement, Heska Imaging will be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, who has been Heska Corporation's President and Chief Operating Officer since the Acquisition closing, is to be Heska Corporation's Chief Executive Officer and President immediately following the filing of this 10-K with the SEC and is a founder of Heska Imaging.  The current board of managers consists of Robert B. Grieve, Ph.D., Heska Corporation's current Chair and Chief Executive Officer and who is to be Executive Chair immediately following the filing of this 10-K with the SEC, Mr. Wilson and Jason A. Napolitano, Heska Corporation's Executive Vice President, Chief Financial Officer and Secretary.  Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement.  This unanimous consent provision may hinder our ability to optimize the value of its investment in Heska Imaging in certain circumstances.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Veterinary, LLC and Cuattro Medical, LLC.  In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging.  Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.  While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Since the Acquisition closed, Cuattro, LLC charged Heska Imaging $6.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $140 thousand, primarily related to facility usage and other services.

At December 31, 2013, Heska Imaging had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging has accounts receivable from Cuattro Software, LLC of $892 thousand; Heska Corporation had accounts receivable from Heska Imaging of $3.3 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $110 thousand; Heska Imaging had net accounts receivable from Cuattro, LLC of $198 thousand.  All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due, with the exception of the note receivable, which accrues at this rate to its maturity date.

Mrs. Wilson, Clint Roth, DVM, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively, each are a member of Heska Imaging, and each have an interest in the puts and calls discussed above.  If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value.  While the Operating Agreement was negotiated at arm's length as part of the Acquisition, and requires that none of the members shall cause Heska Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

In addition, like any acquisition, if Heska Imaging significantly underperforms our financial expectations, it may serve to diminish rather than enhance shareholder value.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which we fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders.  Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Financial institutions and other potential interested parties may not be interested in purchasing our customer leases on economic terms, or at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies.  We believe the credit markets are particularly restrictive and it may be more difficult to obtain funding versus recent history.  Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, and Synbiotics, a unit of Zoetis.  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except one from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently launched a veterinary diagnostic laboratory offering which may serve to intensify competition and lower our margins.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Revenue from Merck entities, including Merck Animal Health, represented approximately 13% of our consolidated revenue for each of the twelve months ended December 31, 2013, and the twelve months ended December 31, 2011.  No other single customer accounted for more than 10% of our consolidated revenue for the twelve months ended December 31, 2012.  One customer accounted for 16%, and another customer accounted for 12% of our accounts receivable at December 31, 2013. A third customer accounted for approximately 29% of our consolidated accounts receivable at December 31, 2012. No single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2011.

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

We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except for MWI Veterinary Supply, Inc. ("MWI") from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests.  This situation may hinder our ability to sell and market our products if these distributors are increasingly successful.  While we have an agreement with MWI to sell our heartworm diagnostic tests, there can be no assurance this agreement will prove to be ultimately successful in enhancing our profitability or market presence.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2013, we had an accumulated deficit of $171.1 million.  We have achieved only three quarters with income before income taxes greater than $1.5 million.  Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods.  Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues.  We may not be able to generate, sustain or increase profitability on a quarterly or annual basis.  If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We rely on third-party suppliers to manufacture those products we do not manufacture ourselves and to provide services we do not provide ourselves.  Proprietary products provided by these suppliers represent a majority of our revenue.  We currently rely on these suppliers for our blood testing instruments and consumable supplies for these instruments, for our imaging products and related software and services, for key components of our point-of-care diagnostic tests as well as for the manufacture of other products.

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our revenue for the twelve months ended December 31, 2013 assuming we had consolidated Heska Imaging for the entire period (which we define as "Pro forma 2013") are Boule, Cuattro, LLC, Esaote, FUJIFILM, and Quidel.  None of these suppliers sold us proprietary products which were responsible for more than 20% of our Pro forma 2013 revenue, although the proprietary products of one of these suppliers was responsible for more than 15% of our Pro forma 2013 revenue and one other was responsible for more than 10% of our Pro forma 2013 revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

•
Limited capacity or ability to scale capacity.  If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.  If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available.  This could require us to seek or fund new sources of supply, which may be difficult to find or may require terms that are less advantageous if available at all.

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

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs and/or damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to sell our products effectively and substantially harming our business.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada.  Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs had the non-exclusive right to sell certain of our bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Eli Lilly acting through Elanco in November 2013.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including Merck Animal Health, represented 13% of our Pro forma 2013 revenue.  If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly.  Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements.  For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively.  Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

Our future revenues depend on successful product development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The product development and regulatory approval process for many of our potential products is extensive and may take substantially longer than we anticipate.  Research projects may fail.  New products that we may be developing for the veterinary marketplace may not perform consistently within our expectations.  Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates.  If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product.  For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product.  The former is particularly likely where there is no comparable product available or historical use of such a product.  The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent.  If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.  For example, our VitalPath Blood Gas and Electrolyte Analyzer generated significantly less revenue than we anticipated following its launch in May 2010 as placements of this product with customers did not occur as we expected.

If we are unable to maintain various financial and other covenants required by our credit facility agreement we will be unable to borrow any funds under the agreement and fund our operations.

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement may be important to continue to fund our operations.  Among the financial covenants are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo.  For example, we failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants.  Although Wells Fargo has granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.  Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets.  We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future.  If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

We often depend on third parties for products we intend to introduce in the future.  If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to introduce in the future.

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products.  For example, we jointly developed point-of-care diagnostic products with Quidel.  In other cases, we have discussed Heska marketing in the veterinary market an instrument being developed by a third party for use in the human health care market.  In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all.  Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them.  If these third parties or collaborative partners fail to complete research and development activities, fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.  For example, we have experienced significant delays compared to our expectations in our development of products in collaboration with Rapid Diagnostek, Inc.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements.  In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us.  For example, if we were to experience another loss before income taxes in 2014, we expect we would conclude we were no longer more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, increase our valuation allowance affiliated with these deferred tax assets to an amount equal to the deferred tax assets and recognize an income tax expense of equal magnitude in our statement of operations – resulting in a $28.5 million reduction in deferred tax assets recognized on our consolidated balance sheets and a $28.5 million increase in our income tax expense based on the total deferred tax assets recognized on our consolidated balance sheets as of December 31, 2013.  There can be no assurance that future reductions in deferred tax assets recognized on our consolidated balance sheets with corresponding increases in income tax expense will not occur if projected financial results are not met, or otherwise.  Similarly, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations.  This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $21.6 million at December 31, 2013.  There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment.  The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time.  Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley.  If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements.  For example, we excluded the operations of Heska Imaging, an entity in which we acquired a majority interest in 2013, from our assessment of disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and while in the first quarter of 2014 we integrated the accounting and financial reporting of Heska Imaging into our existing infrastructure including disclosure controls and procedures and internal control over financial reporting and expect these changes to materially strengthen our disclosure controls and procedures and internal control over financial reporting related to these operations, there can be no assurance thereof at this point.  Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase.  In addition, if our stock market value increases to a certain level on June 30, 2014, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.

Similarly, we are required to comply with the SEC's mandate to provide interactive data using the eXtensible Business Reporting Language as an exhibit to certain SEC filings.  Compliance with this mandate has required a significant time investment, which has and may in the future preclude some of our employees from spending time on more productive matters.  In addition, actions by other entities, such as enhanced rules to maintain our listing on the Nasdaq Capital Market, could also increase our general and administrative costs or have other adverse effects on us, as could further legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules.

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

According to the latest available filings with the SEC of which we are aware and excluding our executive officers, we have one shareholder who controls more than 5% of our shares outstanding.  This shareholder holds approximately 9% of our shares outstanding.  Should this shareholder or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.  For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended December 31, 2013, our closing stock price has ranged from a low of $5.18 to a high of $9.30.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We may be held liable for the release of hazardous materials, which could result in extensive remediation costs or otherwise harm our business.

Certain of our products and development programs produced at our Des Moines, Iowa facility involve the controlled use of hazardous and bio hazardous materials, including chemicals and infectious disease agents.  Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable local, state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of such an accident, we could be held liable for any fines, penalties, remediation costs or other damages that result.  Our liability for the release of hazardous materials could exceed our resources, which could lead to a shutdown of our operations, significant remediation costs and potential legal liability.  In addition, we may incur substantial costs to comply with environmental regulations if we choose to expand our manufacturing capacity.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Our principal administrative and research and development activities are located in Loveland, Colorado.  We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement which expires in 2023.  Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own.  We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa.  Our European facility in Fribourg, Switzerland has approximately 6,000 square feet leased under an agreement which expires in 2017.

Item 3.   Legal Proceedings.

From time to time, we may be involved in litigation related to claims arising out of our operations.  At December 31, 2013, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA."  The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2012
First Quarter	$12.25	$6.83
Second Quarter	13.00	10.95
Third Quarter	11.40	7.55
Fourth Quarter	9.70	7.48
2013
First Quarter	9.30	8.02
Second Quarter	9.17	6.67
Third Quarter	6.97	5.18
Fourth Quarter	8.72	5.70
2014
First Quarter (through March 28)	11.21	8.63

As of March 28, 2014, there were approximately 246 record holders of our Public Common Stock, including approximately 87 participant accounts of Cede & Co.'s position held with our registrar, and approximately 3,200 beneficial stockholders.  While we paid $1.6 million in dividends in 2012, we do not anticipate any dividend payments in the foreseeable future.

Item 6.   Selected Financial Data.

The following consolidated statement of operations and consolidated balance sheets data have been derived from our consolidated financial statements.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8 in this Form 10-K.  We completed a 1-for-10 reverse stock split effective December 30, 2010.  Except as otherwise indicated, all related amounts reported below have been retroactively adjusted for the effect of this reverse stock split.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$66,449	$$55,655	$57,481	$61,502	$66,404
Other vaccines, pharmaceuticals and products	9,229	9,796	12,584	11,303	11,935
Total revenue, net	75,678	65,451	70,065	72,805	78,339

Cost of revenue	47,219	40,659	40,878	41,704	47,707

Gross profit	28,459	24,792	29,187	31,101	30,632

Operating expenses:
Selling and marketing	14,524	14,726	15,167	18,339	19,428
Research and development	1,718	1,597	1,650	958	1,500
General and administrative	8,173	8,111	9,121	9,646	11,134
Total operating expenses	24,415	24,434	25,938	28,943	32,062
Operating income (loss)	4,044	358	3,249	2,158	(1,430)
Interest and other (income) expense, net	306	289	(117)	135	(37)
Income (loss) before income taxes	3,738	69	3,366	2,023	(1,393)
Income tax expense:
Current income tax expense	205	61	165	214	183
Deferred income tax expense (benefit)	1,291	(10)	1,056	606	(637)
Total income tax expense (benefit)	1,496	51	1,221	820	(454)
Net income (loss)	$2,242	$18	$2,145	$1,203	$(939)
Net income (loss) attributable to non-controlling interest	—	—	—	—	257
Net income (loss) attributable to Heska Corporation	2,242	18	2,145	1,203	(1,196)
Basic net income (loss) per share attributable to Heska Corporation	$0.43	$0.00	$0.41	$0.23	$(0.21)
Diluted net income (loss) per share attributable to Heska Corporation	$0.43	$0.00	$0.40	$0.22	$(0.21)
Dividends declared per share	$—	$—	$—	$0.30	$—

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,400	$5,492	$6,332	$5,784	$6,016
Total current assets	28,493	27,279	28,891	32,955	33,911
Note receivable - related party	—	—	—	—	1,407
Total assets	64,134	63,048	61,894	66,826	93,553
Line of credit	4,201	3,079	—	2,552	4,798
Other short-term borrowings, including current portion of long-term debt	381	—	—	—	132
Total current liabilities	14,107	12,660	9,289	14,389	17,706
Long-term debt, excluding current portion	—	—	—	—	369
Non-controlling interest	—	—	—	—	13,659
Public Common Stock subject to redemption	—	—	—	—	3,405
Total stockholders' equity	45,055	45,798	48,439	48,862	47,116

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-K are as of the close of business on March 28, 2014, and we undertake no duty and do not intend to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% of Pro forma 2013 revenue and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% of Pro forma 2013 revenue.

The Core Companion Animal Health segment ("CCA") includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 34% of our Pro forma 2013 revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 28% of our Pro forma 2013 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 6% of our Pro forma 2013 revenue was from new hardware sales.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 30% of our Pro forma 2013 revenue.

Imaging hardware, software and services represented approximately 17% of Pro forma 2013 revenue.  Digital radiography is the largest product offering in this area, which also includes ultrasound instruments.  Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract.  It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 33% of our Pro forma 2013 revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy tests.  Combined revenue from heartworm-related products and allergy-related products represented 30% of our Pro forma 2013 revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 68% and 32%, respectively, of CCA Pro forma 2013 revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  Pro forma 2013 revenue in this segment decreased 6% as compared to Pro forma revenue for the twelve months ended December 31, 2012 assuming we had consolidated Heska Imaging for the entire period.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa.  We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future.  We have increased integration of this facility with our operations elsewhere.  For example, virtually all our U.S. inventory, excluding Heska Imaging, is now stored at this facility and fulfillment logistics are managed there.  CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment.  We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals.  All OVP products are sold by third parties under third-party labels.

We developed a line of bovine vaccines that are licensed by the USDA.  We have an agreement which was assigned by a previous distributor, AgriLabs to, and assumed by, Eli Lilly acting through Elanco in November 2013, for the marketing and sale of certain of these vaccines which AgriLabs sold primarily under the Titanium® and MasterGuard® brands.  This agreement has historically generated a significant portion of our OVP segment's revenue.  Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Recording revenue from the sale of products involves the use of estimates and management judgment.  We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements.  While we do utilize past payment history in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management.  We must also make estimates regarding our future obligation relating to returns, rebates, allowances and similar other programs.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset based upon our estimates of future taxable income, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our consolidated balance sheets and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.  For example, if we were to conclude our estimates of future taxable income were not sufficient and thus we were no longer more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, we would increase the valuation allowance affiliated with these deferred tax assets and recognize an income tax expense of an equal magnitude in our statement of operations.  At December 31, 2013, we had generated cumulative three year income before income taxes as well as eight consecutive years of federal taxable income and concluded we were more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets as of such date.  If we were to experience another loss before income taxes in 2014, we expect we would conclude we were not more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, increase our valuation allowance affiliated with these deferred tax assets to an amount equal to the deferred tax assets and recognize an income tax expense of equal magnitude in our statement of operations.

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2011		2012	2013
	(in thousands except per share amounts)
Consolidated Statement of Income Data:
Revenue:
Core companion animal health		$57,481	$61,502	$66,404
Other vaccines, pharmaceuticals and products		12,584	11,303	11,935
Total revenue, net		70,065	72,805	78,339

Cost of revenue		40,878	41,704	47,707

Gross profit		29,187	31,101	30,632

Operating expenses:
Selling and marketing		15,167	18,339	19,428
Research and development		1,650	958	1,500
General and administrative		9,121	9,646	11,134
Total operating expenses		25,938	28,943	32,062
Operating income (loss)		3,249	2,158	(1,430)
Interest and other (income) expense, net		(117)	135	(37)
Income (loss) before income taxes		3,366	2,023	(1,393)
Income tax expense (benefit):
Current tax expense		165	214	183
Deferred tax expense (benefit)		1,056	606	(637)
Total income tax expense (benefit)		1,221	820	(454)
Net income (loss)		$2,145	$1,203	$(939)
Net income (loss) attributable to non-controlling interest	S	—	$—	$257
Net income (loss) attributable to Heska Corporation		$2,145	$1,203	$(1,196)

Basic net income (loss) per share attributable to Heska Corporation		$0.41	$0.23	$(0.21)
Diluted net income (loss) per share attributable to Heska Corporation		$0.40	$0.22	$(0.21)
Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation		5,237	5,326	5,755
Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation		5,338	5,489	5,755

Revenue

Total revenue increased 8% to $78.3 million in 2013 compared to $72.8 million in 2012.  Total revenue increased 4% to $72.8 million in 2012 compared to $70.1 million in 2011.

CCA segment revenue increased 8% to $66.4 million in 2013 compared to $61.5 million in 2012.  The largest factor in the increase was $12.7 million in revenue from Heska Imaging, which represents the revenue from sales after our acquisition of Heska Imaging on February 24, 2013.  We also generated greater revenue from sales of our heartworm preventive to Merck Animal Health.  These were somewhat offset by lower revenue from domestic sales of our heartworm diagnostic tests, our chemistry instruments, our hematology instruments, our instrument consumables and our international allergy business.  CCA segment revenue increased 7% to $61.5 million in 2012 compared to $57.5 million in 2011.  Greater revenue from instrument consumables was a factor in the increase.

OVP segment revenue increased 6% to $11.9 million in 2013 compared to $11.3 million in 2012.  Increased revenue from sponsored research and development activities was the largest factor in the increase.  OVP segment revenue decreased 10% to $11.3 million in 2012 compared to $12.6 million in 2011.  Lower sales of cattle vaccines under our contract with AgriLabs and lower international sales of cattle vaccines were factors in the decline.

Cost of Revenue

2013 Cost of revenue was $47.7 million, an increase of 14% compared to $41.7 million in 2012.  Gross profit decreased 2% to $30.6 million in 2013 from $31.1 million in 2012.  2013 gross profit included $5.1 million in gross profit from Heska Imaging.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 39.1% in 2013 from 42.7% in 2012.  In June 2013, we recognized a reserve (the "Roche Reserve") related to an agreement (the "Roche Agreement") with Roche related to our blood gas analyzers under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time.  The Roche Reserve was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement.  In addition, in June 2013 we recognized a $453 thousand reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell.  A shift in product mix to relatively lower margin product areas as well as the impact of the Roche Reserve and the SpotChem Reserve, were factors in the decline in Gross Margin for the twelve months ended December 31, 2013 as compared to the prior year period.

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

Operating Expenses

Selling and marketing expenses increased by 6% to $19.4 million in 2013 compared to $18.3 million in 2012.  Heska Imaging sales and marketing expense of $3.3 million recognized in 2013 but not 2012, was the largest factor in the change.  This was somewhat offset by lower spending on travel and compensation for members of our sales force and lower marketing expenses related to advertising and other third party services.  Selling and marketing expenses increased by 21% to $18.3 million in 2012 compared to $15.2 million in 2011.  Greater recruiting and relocation costs related to the expansion of our sales force and increased spending related to product marketing programs were factors in the increase.

Research and development expenses were $1.5 million in 2013, including $175 thousand in expense from Heska Imaging, an increase of $542 thousand as compared to $958 thousand in 2012.  Other factors in the change include a reserve for equipment that had been previously used in a project that was recently discontinued and expenses related to the Roche Reserve.  Research and development expenses decreased by $692 thousand to $958 thousand in 2012 from $1.7 million in 2011.  The largest factor in the change was lower payments to third parties related to product collaborations in 2012 as compared to 2011.

General and administrative expenses were $11.1 million and included approximately $1.0 million in expense from Heska Imaging in 2013, an increase of 15% as compared to $9.6 million in 2012.  In addition to expenses from and related to the acquisition of Heska Imaging, severance expenses related to the termination of certain employees and expenses related to the Roche Reserve were key factors in the increase.   General and administrative expenses were $9.6 million in 2012, a 6% increase as compared to $9.1 million in 2011.  A favorable arbitration ruling in 2011 where the other side paid our legal costs along with increased legal spending in 2012 were factors in the increase.

Interest and Other Expense, Net

Interest and other expense, net, was income of $37 thousand in 2013, as compared to an expense of $135 thousand in 2012 and income of $117 thousand in 2011.  This line item can be broken into two components: net interest expense or income and net foreign currency gains and losses.  Net interest was income of $53 thousand in 2013, as compared to an expense of $22 thousand in 2012 and income of $144 thousand in 2011.  We recognized interest income related to Heska Imaging in 2013, primarily related to income on an interest-bearing note from Cuattro Veterinary, LLC, which did not occur in 2012 or 2011.  We recognized interest income related to arbitration judgments in 2012 and 2011, although the interest income recognized in 2012 was not at the same level as in 2011 and no such income was recognized in 2013.  Net foreign currency losses were $16 thousand in 2013, $113 thousand in 2012 and $27 thousand in 2011.

Income Tax Expense (Benefit)

In 2013, we had total income tax benefit of $454 thousand, including $637 thousand in domestic deferred income tax benefit, a non-cash item, and $183 thousand in current income tax expense.  In 2012, we had total income tax expense of $820 thousand, including $606 thousand in domestic deferred income tax expense, a non-cash item, and $214 thousand in current income tax expense.  In 2011, we had total income tax expense of $1.2 million, including $1.1 million in domestic deferred income tax expense, and $165 thousand in current income tax expense. Domestically, the effect of permanent differences between tax and GAAP accounting, such as incentive stock option amortization, raised the implied tax rate to 41% in 2011.  The same effect occurred to some degree in 2012, although in general this effect will decline as the profitability level increases.  We had a deferred income tax benefit in 2013 as we had a loss before income taxes in 2013.

In 2014, we expect to generate income before income taxes, and we expect to have both current income tax expense and deferred income tax expense, accordingly.

Net Income (Loss)

Our 2013 net loss was $939 thousand as compared to  net income of $1.2 million in 2012 and net income of $2.1 million in 2011.  Increased operating expenses and lower Gross Margin, somewhat offset by higher revenue, were the most important factors in the decline from 2012 to 2013.  Increased operating expenses, somewhat offset by higher revenue and improved Gross Margin, was the most important factor in the decline from 2011 to 2012.

Net Income (Loss) attributable to Heska Corporation

Net loss attributable to Heska Corporation was $1.2 million in 2013,as compared to net income attributable to Heska Corporation of $1.2 million in 2012 and net income attributable to Heska Corporation of $2.1 million in 2011.  The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was net income of $257 thousand in 2013.  There were no corresponding entries for 2012 and 2011 as Heska Imaging was not consolidated into our financial statements until February 24, 2013.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the year ended December 31, 2013, we had net loss of $939 thousand.  In 2013, net cash used in operations was $1.4 million.  At December 31, 2013, we had $6.0 million of cash and cash equivalents, working capital of $16.2 million and $4.8 million outstanding borrowings under our revolving line of credit, discussed below.

Net cash flows from operating activities used cash of $1.4 million in 2013 as compared to $369 thousand in 2012, a change of approximately $1.0 million.  A key factor in the change was a $3.4 million change in cash used in moving from reported income in 2012 to reported loss in 2013, including the impact on reported tax expense or benefit.  We had higher levels of accounts receivable, accounts payable, accrued liabilities  and other current assets at year end 2012 than we did at year end 2011 and year end 2013, which had corresponding cash flow effects; we experienced $4.2 million greater cash usage due to accounts payable, accrued liabilities and other short term liabilities in 2013 as compared to 2012; we also experienced $3.8 million greater cash generated from accounts receivable and other current assets in 2013 as compared to 2012.  We were provided $2.4 million greater cash from deferred revenue, other long-term liabilities and other long-term assets, primarily related to upfront payments received in 2013 as compared to 2012.  Depreciation and amortization provided $798 thousand more cash in 2013 as opposed to 2012, with the increase primarily related to depreciation and amortization from Heska Imaging. Net cash flows from operating activities used cash of $369 thousand in 2012 as compared to provided cash of $4.9 million in 2011, a change of $5.3 million.  The largest factor in the change was a $4.0 million decrease in cash provided from accounts receivable as in 2012 we had a significant level of our products ship to customers prior to year end, without such customers paying prior to year end, an effect which was not present to the same degree in 2011.  In addition, our lower profitability level in 2012 as compared to 2011, with a $942 thousand decline in cash from net income and a related $450 thousand decline in cash provided by deferred tax expense, contributed to the decline.  A $1.0 million refundable prepayment for exclusive negotiating rights on a potential acquisition in 2012 but not 2011 also contributed to the change.  We also experienced $555 thousand greater cash used in inventory primarily related to increased transfers of inventory to property and equipment for our instruments installed with customers where we have retained instrument ownership as well as $353 thousand less cash provided by lower depreciation and amortization expense, primarily related to lower depreciation on instrument units available for customer rental which were fully depreciated in 2011.  This was somewhat offset by $2.5 million in cash from accounts payable, accrued liabilities and other items resulting to some degree from the increase in our 2012 operating expenses as compared to 2011.

Net cash flows from investing activities provided cash of $71 thousand in 2013 as compared to using cash of $1.5 million in 2012 and using cash of $1.1 million in 2011.  The major factor in the change in 2013 from 2012 was $5.0 million in proceeds from disposition of property, including non-core vaccine-related intellectual property, which occurred in June 2013.  Purchases of property and equipment also increased $421 thousand in 2013 as compared to 2012.  The largest factor in the change was capitalized software costs related to a new customer relationship management system.  Purchases of property and equipment increased by $425 thousand in 2012 as compared to 2011 with the largest factor in the change related to greater property and equipment purchases in our OVP segment.

Net cash flows from financing activities provided cash of $1.5 million in 2013, provided cash of $1.3 million in 2012 and used cash of $3.0 million in 2011.  In 2013, we borrowed $2.2 million under our line of credit and received $323 thousand in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, which were cash inflows, but we repaid $1.0 million in other debt which was a cash outflow.  The increased line of credit borrowing was largely necessary to fund the other debt repayments as well as cash used in our operating activities.  In 2012, we borrowed $2.6 million under our line of credit and received $390 thousand in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, somewhat offset by funds paid to participating shareholders in our odd lot tender offer for shareholders with 99 shares or less.  These cash flows were somewhat offset by $1.6 million in dividends we paid.  In 2012, we essentially borrowed under our line of credit to finance dividends paid to shareholders, our capital expenditures and cash used in our operating activities.  In 2011, we used cash to fully repay our remaining $3.1 million in line of credit borrowings, which was partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises.

At December 31, 2013, Heska Corporation had accounts receivable from Heska Imaging of $3.3 million, including accrued interest, which eliminates upon consolidation of our financial statements.  These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At December 31, 2013, we had an account receivable from Cuattro Software, LLC of $892 thousand and net accounts receivable from Cuattro, LLC of $308 thousand.  These items are listed on our consolidated balance sheets as "Due from - related party" as Kevin S. Wilson, our President and Chief Operating Officer, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.  All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.

At December 31, 2013, we had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC.  The note is to pay interest at the same interest rate as the Company pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016.  Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States.  The note is listed on our consolidated balance sheets as "note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC.  This note was held by Heska Imaging at the time of our acquisition of a majority interest in Heska Imaging on February 24, 2013.

At December 31, 2013, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo.  At December 31, 2013, we had $4.8 million of borrowings outstanding on this line of credit.  Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  On December 31, 2013, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Among the financial covenants are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of December 31, 2013.  We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015.  At December 31, 2013, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $3.8 million.

At December 31, 2013, we had other borrowings outstanding totaling $501 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL").  The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017.  The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance.  $132 thousand of principal associated with this note is listed as short term on our consolidated balance sheets as it is due within a year.

At December 31, 2013, our consolidated balance sheets included $13.7 million in non-controlling interest.  This represents the value of the aggregate position in Heska Imaging of the Imaging Minority.  We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%.  The cost of capital assumption was provided to us by a third party with expertise in estimating such items.  The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit.  We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At December 31, 2013, our consolidated balance sheets included $3.4 million in Public Common Stock subject to redemption.  This represents the stock we issued to acquire our position in Heska Imaging, which may be used to meet the purchase obligation if a Cuattro 12-month Call Option or a Cuattro 18-month Call Option is exercised under the Operating Agreement.  We intend to mark this line item to market every applicable reporting period with the corresponding debit or credit taken directly to additional paid-in-capital.

Our financial plan for 2014 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2014 and into 2015.  However, our actual results may differ from this plan, and we may be required to consider alternative strategies.  We may be required to raise additional capital in the future.  If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010.  There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.  See "Risk Factors" in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

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

We would consider acquisitions if we felt they were consistent with our strategic direction.  We paid $1.6 million in dividends in 2012, and while we may consider paying dividends again in the long term, we do not anticipate the payment of any further dividends for the foreseeable future.  We conducted an odd lot tender offer in 2012 which could have led to the repurchase of approximately $400 thousand of our stock if all eligible holders had chosen to participate, and while we may consider stock repurchase alternatives in an opportunistic manner or in the long term, we do not anticipate any stock repurchase programs in the foreseeable future.

A summary of our contractual obligations at December 31, 2013 is shown below:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Line of credit	$4,798	$4,798	$—	$—	$—
Unconditional purchase obligations	14,225	8,000	3,075	3,150	—
Operating Leases	15,241	1,760	3,213	3,028	7,240
Total contractual cash obligations	$34,264	$14,558	$6,288	$6,178	$7,240

In addition to those agreements considered above where our contractual obligation is fixed, we are party to commercial agreements which may require us to make milestone payments under certain circumstances.  Any milestone obligations which we believe are likely to be triggered but are not yet paid are included in "Unconditional Purchase Obligations" in the table above.  We do not believe other potential milestone obligations, some of which we consider to be of remote likelihood of ever being triggered, will have a material impact on our liquidity, capital resources or financial condition in the foreseeable future.

If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016.  For further information, please see "Liquidity, Capital Resources and Financial Condition" above.

Net Operating Loss Carryforwards

As of December 31, 2013, we had a net domestic operating loss carryforward, or NOL, of approximately $109.0 million, a domestic alternative minimum tax credit carryforward of approximately $297 thousand and a domestic research and development tax credit carryforward of approximately $598 thousand for federal tax purposes.  Our federal NOL is expected to expire as follows if unused: $103.1 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027.  The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities.  In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements and determined none would have a material impact on the Company's financial statements.

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

Interest Rate Risk

At December 31, 2013, there was approximately $4.8 million outstanding on our line of credit with Wells Fargo.  We also had approximately $6.0 million of cash and cash equivalents at December 31, 2013, the majority of which was invested in liquid interest bearing accounts.  We had no interest rate hedge transactions in place on December 31, 2013.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $7 thousand based on our outstanding balances as of December 31, 2013.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on December 31, 2013.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Euros and Japanese Yen, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars.  Based on our 2013 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting loss/gain in income before income taxes of approximately $7 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, we would expect a resulting gain/loss in income before income taxes of approximately $135 thousand and if all other currencies were to strengthen/weaken by 25% against the Euro, we would expect a resulting loss/gain in income before income taxes of approximately $149 thousand.

Item 8.  Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heska Corporation
Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2013. Our audits also included the financial statement schedule appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EKS&H LLLP
March 31, 2014
Boulder, Colorado

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,784	$6,016
Accounts receivable, net of allowance for doubtful accounts of $155 and $209, respectively	11,044	11,409
Due from - related party	—	1,200
Inventories, net	12,483	11,687
Deferred tax asset, current	1,130	2,156
Other current assets	2,514	1,443
Total current assets	32,955	33,911
Property and equipment, net	6,005	9,928
Note receivable – related party	—	1,407
Goodwill and other intangibles	1,120	21,571
Deferred tax asset, net of current portion	26,746	26,358
Other long-term assets	—	378
Total assets	$66,826	$93,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$4,448
Accrued liabilities	4,132	4,420
Current portion of deferred revenue	2,407	3,908
Line of credit	2,552	4,798
Other short-term borrowings, including current portion of long-term note payable	—	132
Total current liabilities	14,389	17,706
Long-term note payable, net of current portion	—	369
Deferred revenue, net of current portion, and other	3,575	11,298
Total liabilities	17,964	29,373

Commitments and contingencies

Non-Controlling Interest	—	13,659
Public Common Stock subject to redemption	—	3,405

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 5,372,336 and 5,845,931 shares issued and outstanding, respectively	54	58
Additional paid-in capital	218,544	217,588
Accumulated other comprehensive income	296	580
Accumulated deficit	(170,032)	(171,110)
Total stockholders' equity	48,862	47,116
Total liabilities and stockholders' equity	$66,826	$93,553

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenue:
Core companion animal health	$57,481	$61,502	$66,404
Other vaccines, pharmaceuticals and products	12,584	11,303	11,935
Total revenue, net	70,065	72,805	78,339

Cost of revenue	40,878	41,704	47,707

Gross profit	29,187	31,101	30,632

Operating expenses:
Selling and marketing	15,167	18,339	19,428
Research and development	1,650	958	1,500
General and administrative	9,121	9,646	11,134
Total operating expenses	25,938	28,943	32,062
Operating income (loss)	3,249	2,158	(1,430)
Interest and other (income) expense, net	(117)	135	(37)
Income (loss) before income taxes	3,366	2,023	(1,393)
Income tax expense:
Current income tax expense	165	214	183
Deferred income tax expense (benefit)	1,056	606	(637)
Total income tax expense (benefit)	1,221	820	(454)
Net income (loss)	$2,145	$1,203	$(939)
Net income (loss) attributable to non-controlling interest	—	—	257
Net income (loss) attributable to Heska Corporation	2,145	1,203	(1,196)

Basic net income (loss) per share attributable to Heska Corporation	$0.41	$0.23	$(0.21)
Diluted net income (loss) per share attributable to Heska Corporation	$0.40	$0.22	$(0.21)

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,237	5,326	5,755
Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,338	5,489	5,755

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2011	2012	2013

Net income (loss)	$2,145	$1,203	$(939)
Other comprehensive income (expense):
Minimum pension liability	(20)	(20)	182
Unrealized gain (loss) on available for sale investments	(8)	—	30
Foreign currency translation	(14)	74	72
Comprehensive income (loss)	$2,103	$1,257	$(655)
Comprehensive income (loss) attributable to non-controlling interest	$—	$—	$257
Comprehensive income (loss) attributable to Heska Corporation	$2,103	$1,257	$(912)

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2011	5,231	$52	$217,240	$284	$(171,778)	$45,798
Net Income (loss)	—	—	—	—	2,145	2,145
Issuance of common stock related to options, ESPP and other	19	—	124	—	—	124
Recognition of stock based compensation	—	—	414	—	—	414
Minimum pension liability adjustments	—	—	—	(20)	—	(20)
Unrealized gain (loss) on available for sale investments	—	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)
Balances, December 31, 2011	5,250	52	217,778	242	(169,633)	48,439
Net income	—	—	—	—	1,203	1,203
Issuance of common stock related to options, ESPP and other	122	2	388	—	—	390
Recognition of stock based compensation	—	—	378	—	—	378
Dividends paid	—	—	—	—	(1,602)	(1,602)
Minimum pension liability adjustments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	74	—	74
Balances, December 31, 2012	5,372	54	218,544	296	(170,032)	48,862
Net income (loss)	—	—	—	—	(939)	(939)
Issuance of common stock related to options, ESPP and other	55	—	323	—	—	323
Recognition of stock based compensation	—	—	423	—	—	423
Stock issued for Heska Imaging	419	4	3,571	—	—	3,575
Stock issued for Heska Imaging Mark to Market	—	—	(3,405)	—	—	(3,405)
Accretion of non-controlling interest	—	—	(1,868)	—	—	(1,868)
Accrued distribution for Heska Imaging minority	—	—	—	—	(139)	(139)
Minimum pension liability adjustments	—	—	—	182	—	182
Unrealized gain on available for sale investments	—	—	—	30	—	30
Foreign currency translation adjustments	—	—	—	72	—	72
Balances, December 31, 2013	5,846	$58	$217,588	$580	$(171,110)	$47,116

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2012	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$2,145	$1,203	$(939)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,052	1,699	2,497
Deferred tax (benefit) expense	1,056	606	(637)
Stock based compensation	414	378	423
Unrealized (gain) loss on foreign currency translation	10	46	20
Changes in operating assets and liabilities:
Accounts receivable	929	(3,099)	(159)
Inventories	(850)	(1,405)	(1,687)
Other current assets	(93)	(1,551)	(642)
Accounts payable	(164)	1,298	(2,276)
Accrued liabilities and other	(259)	741	(130)
Other non-current assets	—	—	(179)
Deferred revenue and other	(352)	(285)	2,312
Net cash provided by (used in) operating activities	4,888	(369)	(1,397)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	—	—	(3,019)
Purchases of property and equipment	(1,084)	(1,509)	(1,930)
Proceeds from disposition of property and equipment	—	—	5,020
Net cash provided by (used in) investing activities	(1,084)	(1,509)	71
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	124	390	323
Proceeds from (repayments of) line of credit borrowings, net	(3,079)	2,552	2,246
Proceeds from (repayments of) other debt	—	—	(1,025)
Dividends paid to stockholders	—	(1,602)	—
Net cash provided by (used in) financing activities	(2,955)	1,340	1,544
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(10)	14
INCREASE IN CASH AND CASH EQUIVALENTS	840	(548)	232
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,492	6,332	5,784
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,332	$5,784	$6,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28	$77	$78
Cash paid for income taxes	$214	$153	$84
Non-cash transfer of inventory to property and equipment and other long-term assets	$351	$1,327	$3,950
Prepaid applied to acquisition of Heska Imaging	$—	$—	$1,000
Issuance of stock for investment in subsidiary	$—	$—	$3,571
Accretion of non-controlling interest	$—	$—	$1,867

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries since their respective dates of acquisitions.  All material intercompany transactions and balances have been eliminated in consolidation.  Where the Company's ownership of a subsidiary is less than 100%, the non-controlling interest is reported on the Company's consolidated balance sheets.  The non-controlling interest in the Company's consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" on the Company's consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which the Company's obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived  and intangible assets for impairment, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months.  The Company valued its Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings.  The Company held 332,888 and 321,411 Euros at December 31, 2012 and 2013, respectively.  The Company held 3,406,393 and 1,252,220 Yen at December 31, 2012 and 2013, respectively.  The Company held 65,472 and 209,486 Swiss Francs at December 31, 2012 and 2013, respectively.  The majority of the Company's cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit.  The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value.  The fair value of the Company's line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2012 and 2013, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Inventory manufactured by the Company includes the cost of material, labor and overhead.  If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2012	2013
Raw materials	$5,275	$5,787
Work in process	3,342	2,920
Finished goods	4,671	4,784
Allowance for excess or obsolete inventory	(805)	(1,804)
	$12,483	$11,687

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Life	2012	2013
Land	N/A	$377	$377
Building	10 to 20 years	2,678	2,868
Machinery and equipment	3 to 15 years	30,346	36,107
Leasehold and building improvements	7 to 15 years	5,429	5,838
Construction in progress		1,091	753
		39,921	45,943
Less accumulated depreciation and amortization		(33,916)	(36,015)
		$6,005	$9,928

From time to time, the Company utilizes marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis.  The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer.  During 2011, 2012 and 2013, total costs transferred from inventory were approximately $351 thousand, $1.3 million and $3.9 million, respectively.

Depreciation and amortization expense for property and equipment was $2.1 million, $1.7 million and $2.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets.  The Company had $83 thousand and $791 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets as of December 31, 2012 and December 31, 2013, respectively.  Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company’s consolidated statements of cash flows.  The Company had $121 thousand, $11 thousand and $809 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Goodwill

Goodwill is subject to an annual assessment for impairment or sooner if there is an indication of impairment.  Impairment is indicated when the carrying amount of the related reporting unit is greater than its estimated fair value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's recorded goodwill relates to the February 2013 acquisition of a majority interest in Cuattro Veterinary USA, LLC and the 1997 acquisition of Heska AG, the Company's Swiss subsidiary. This goodwill is reviewed at least annually for impairment. This impairment assessment is completed at the reporting unit level. The Company completed its annual analysis of the Company's Swiss subsidiary estimating that the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill at December 31, 2013 and determined there was no indicated impairment. The key inputs to the estimated fair value included estimates of future profitability for the reporting unit as well as discount rate and operating income terminal multiple. The Company determined there is no indication of impairment for goodwill related to the acquisition of Cuttro Veterinary USA, LLC at December 31, 2013. As this acquisition closed in February 2013, annual goodwill assessment is to begin in 2014. At December 31, 2012 and 2013, goodwill was approximately $1.0 million and $21.0 million, respectively, and was included in the assets of the Core Companion Animal Health segment. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

Revenue Recognition

The Company generates its revenues through sale of products and services, licensing and sale of product and technology rights, and research and development services.  Revenue is accounted for in accordance with the guidelines provided by SEC Codification of Staff Accounting Bulletins, Topic 13:  Revenue Recognition.  The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services rendered;
●	Price is fixed or determinable; and
●	Collectability is reasonably assured.

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology.  Similarly, upfront payments received by the Company under agreements where the Company is obligated to maintain a product or technology sold to a third party and/or transfer know-how or technology to a third party are initially deferred and revenue is subsequently recognized over the estimated life of the agreement.  The Company received upfront payments totaling $0, $0 and $7 million in 2011, 2012 and 2013, respectively.  Revenue from royalties is recognized as the Company is informed of sales on which it is entitled to royalties.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the authoritative guidance for accounting for revenue arrangements with multiple deliverables in determining the separate units of accounting. For those arrangements subject to appropriate separation criteria, the Company must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met, subject to revenue deferred estimated to be sufficient to cover the cost of servicing such revenue. In accounting for these multiple element arrangements, the Company must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

Cost of Products Sold

Royalties payable in connection with certain licensing agreements (see Note 9) are reflected in cost of products sold as incurred.

Stock-Based Compensation

During the years ended December 31, 2011, 2012 and 2013, the Company's income from operations and income before income taxes were reduced by $414 thousand, $378 thousand and $423 thousand, respectively, and net income was reduced by $348 thousand, $219 thousand and $380 thousand, respectively, for compensation related to stock options issued and shares issued under our employee stock purchase plan.  Basic and diluted earnings per share were reduced by $0.07 and $0.07 in 2011, $0.04 and $0.04 in 2012 and $0.07 and $0.07 in 2013.  For all years presented, there was no material impact on cash flow from operations and cash flow from financing activities.  At December 31, 2013, the Company had two stock-based compensation plans.  See Note 7 for a description of these plans and additional disclosures regarding the plans.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses were $621 thousand, $701 thousand and $386 thousand for the years ended December 31, 2011, 2012 and 2013, respectively.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the twelve months ended December 31, 2011 and 2012, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the twelve months ended December 31, 2011 and 2012, and therefore excluded, were outstanding options to purchase 1,029,151 and 643,094 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the twelve months ended December 31, 2011 and 2012.

For the twelve months ended December 31, 2013, the Company reported a net loss attributable to Heska Corporation and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the twelve months ended December 31, 2013, and therefore excluded, were outstanding options to purchase 1,321,232 shares of common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income adjusted for the results of certain stockholders' equity changes.  Such changes include foreign currency items and minimum pension liability adjustments.  At December 31, 2011, Accumulated Other Comprehensive Income (Loss) consists of $838 thousand gain for cumulative translation adjustments, $609 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments.  At December 31, 2012, Accumulated Other Comprehensive Income (Loss) consists of $912 thousand gain for cumulative translation adjustments, $629 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments.  At December 31, 2013, Accumulated Other Comprehensive Income (Loss) consists of $984 thousand gain for cumulative translation adjustments, $447 thousand loss for unrealized pension liability and $43 thousand of unrealized gain on available for sale investments.

Foreign Currency Translation

The functional currency of the Company's Swiss subsidiary is the Swiss Franc.  Assets and liabilities of the Company's Swiss subsidiary are translated using the exchange rate in effect at the balance sheet date.  Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period.  Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders' equity.  Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements and determined none would have a material impact on the Company's financial statements.

3.  ACQUISITION AND RELATED PARTY ITEMS

On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC ("Cuattro Vet USA") for approximately $7.6 million in cash and stock, including more than $4 million in cash and over 400 thousand shares of Heska stock (the "Acquisition"). Immediately following and as a result of the transaction, former Cuattro Vet USA unit holders owned approximately 7.2% of the Company's Public Common Stock. The remaining minority position (45.4%) in Cuattro Vet USA is subject to purchase by Heska under performance-based puts and calls following calendar year 2015, 2016 and 2017. Should Heska undergo a change in control, as defined, prior to the end of 2017, Cuattro Vet USA minority unit holders will be entitled to sell their Cuattro Vet USA units to Heska at the highest call value they could have otherwise obtained. The Company's position in Cuattro Vet USA is subject to premium repurchase or discounted sale under calls and puts expiring 18 months following the closing of the transaction.

The Company accounted for the acquisition pursuant to ASC No. 805, "Business Combinations." Accordingly, it recorded assets acquired, liabilities assumed and non-controlling interests at their estimated fair values.  The intangible assets and non-controlling interest were valued based on a report from an independent third party.  The following summarizes the aggregate consideration paid by the Company and the allocation of the purchase price based on current estimates as the Company continues to gather information to evaluate the appropriate accounting result (in thousands):

Consideration
Cash	$4,073
Stock	3,571
Total	$7,644

Inventories	$1,466
Note from Cuattro Veterinary, LLC, due March 15, 2016	1,360
Other tangible assets	1,278
Intangible assets	688
Goodwill	19,994
Notes payable and other borrowings	(1,527)
Accounts payable	(1,424)
Other assumed liabilities	(2,399)
Total Net Assets Acquired	$19,436
Non-controlling interest	(11,792)
Total	$7,644

Intangible assets and their amortization periods are as follows:

	Useful Life (in years)	Fair Value

Trade name	2.75	$688
		$688

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes goodwill is a function of several factors.  Cuattro Vet USA had assembled a workforce highly knowledgeable in the veterinary imaging area.  These individuals had acquired the training necessary to identify opportunities for the Cuattro Vet USA to sell products, including training related to which components from existing systems could be utilized within the Cuattro Vet USA's solution to minimize the out-of-pocket cost to the customer.  Cuattro Vet USA had demonstrated an ability to combine disparate assets including but not limited to digital radiography detectors, positioning aides such as tunnels and tables, viewing computers and other accessories along with embedded software and support, data hosting and other services to provide customers with a simple, efficient and convenient experience in utilizing advanced data imaging technology far in excess of what a typical customer could have created individually with similar but separately purchased assets and services.  The Company anticipated bundling and cross promotion programs, including potentially in one customer contract, could enhance the revenue of both the Company and Cuattro Vet USA following the Acquisition.  The ability of Cuattro Vet USA to generate estimated future cash flows due to these factors supports the goodwill calculated at the closing of the Acquisition and the current carrying value of the goodwill on the Company's consolidated balance sheets.  The Company estimates it had approximately $6.9 million in tax deductible goodwill from the Acquisition at the closing of the Acquisition.

Cuattro Vet USA was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively.  Kevin S. Wilson is the President and Chief Operating Officer of the Company and the spouse of Shawna M. Wilson.  Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company.  Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a 100% interest in Cuattro, LLC.  Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Veterinary, LLC and Cuattro Medical, LLC.

Since the Acquisition closed, Cuattro, LLC charged Heska Imaging $6.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $140 thousand, primarily related to facility usage and other services.

At December 31, 2013, Heska Imaging had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging has accounts receivable from Cuattro Software, LLC of $892 thousand, which is included in "Due from - related party" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $110 thousand which is included in "Due from - related party" on the Company's consolidated balance sheets; Heska Imaging had net accounts receivable from Cuattro, LLC of $198 thousand which is included in "Due from - related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $3.3 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate position in Heska Imaging of the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Put Value") is being accreted to its estimated redemption value in accordance with Heska Imaging's Operating Agreement.  Since the Operating Agreement contains certain put rights that are out of the control of the Company, authoritative guidance requires the non-controlling interest, which includes the estimated value of such put rights, to be displayed outside of the equity section of the consolidated balance sheets.  The adjustment to increase or decrease the Put Value to its expected redemption value and to estimate any distributions required under Heska Imaging's Operating Agreement to the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Imaging Minority") each reporting period is recorded to stockholders' equity in accordance with United States Generally Accepted Accounting Principles.

The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning balance at closing date of February 24, 2013	$11,792
Accretion of Put Value	$1,867
Balance at December 31, 2013	$13,659

In addition, the Company recorded an estimated distribution to the Imaging Minority the Company believes is contractually required under Heska Imaging's Operating Agreement of $139 thousand, which effected the Company's accumulated deficit and accrued liabilities at December 31, 2013.

Cuattro Vet USA generated net revenue of $12.7 million and net income of $566 thousand, inclusive of net income of $257 thousand attributable to non-controlling interest, for the period from February 24, 2013 to December 31, 2013.  The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA, in thousands, as if the Acquisition had closed on January 1, 2012.

	Year Ended December 31,
	2012	2013

Revenue, net	$83,122	$79,239
Net income (loss) attributable to Heska Corporation	1,132	(1,948)
Basic earnings (loss) per share attributable to Heska Corporation	$0.20	$(0.34)
Diluted earnings (loss) per share attributable to Heska Corporation	$0.19	$(0.34)

4.	CREDIT FACILITY AND LONG-TERM DEBT

The Company has a credit and security agreement with Wells Fargo Bank, National Association which expires December 31, 2015.  The agreement includes a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2013 of LIBOR plus 3.75% (4.00%).  There is an annual minimum interest charge of $100 thousand under the agreement.  Amounts due under the credit facility are secured by a first security interest in essentially all of the Company's assets excluding assets securing the term debt referenced below, which is an obligation of Heska Imaging and which was outstanding when the Company acquired a majority interest in Heska Imaging.  Under the agreement, the Company is required to comply with certain financial and non-financial covenants.  Among the financial covenants are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly.  The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory.  As of December 31, 2013, there was $4.8 million of borrowings outstanding and there was approximately $3.8 million available capacity for borrowings under the line of credit agreement.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2012	2013
Term loan with a financial entity, secured by demo equipment, due in monthly installments beginning July 2012 with the balance paid in full in June 2017 and a stated interest rate of 6.0%.	$—	$501
Less current portion of long-term debt	—	132
Long-term debt, net of current portion	$—	$369

Maturities of long-term debt as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,
2014	$132
2015	141
2016	149
2017	78
$501

5.	SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Interest and other expense (income):
Interest income	$(268)	$(95)	$(127)
Interest expense	124	117	74
Other, net	27	113	16
	$(117)	$135	$(37)

6.	INCOME TAXES

As of December 31, 2013, the Company had a domestic net operating loss carryforward ("NOL"), of approximately $109.0 million, a domestic alternative minimum tax credit of approximately $297 thousand and domestic research and development tax credit carryforward of approximately $598 thousand for federal tax purposes. The Company's federal NOL is expected to expire as follows if unused: $103.1 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future. The Company has established a valuation allowance against those NOL's for which it is more likely than not that they will expire unutilized. There can be no assurance that valuation allowance adjustments will not occur if projected financial results are not met, or otherwise.  On September 13, 2013, the IRS released the final tangible property regulations under section 162 and 263, which generally apply to taxable years beginning on or after January 1, 2014. The company has reviewed the final regulations, and does not anticipate any material financial statement impact resulting from these final regulations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  In the United States, the tax years 2010 – 2012 remain open to examination by the federal Internal Revenue Service and the tax years 2009 – 2012 remain open for various state taxing authorities.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013

Domestic	$3,189	$1,869	$(1,508)
Foreign	177	154	115
	$3,366	$2,023	$(1,393)

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2012	2013
Current deferred tax assets:
Inventory	$323	$692
Accrued compensation	251	131
Net operating loss carryforwards – domestic	45	1,589
Stock Options	463	443
Other	789	695
	1,871	3,550
Valuation allowance	(741)	(1,394)
Total current deferred tax assets	$1,130	$2,156
Noncurrent deferred tax assets:
Research and development tax credit	$526	$598
Alternative minimum tax credit	233	297
Deferred revenue	1,884	3,978
Property and equipment	2,059	2,006
Net operating loss carryforwards – domestic	39,541	36,445
Other	—	60
	44,243	43,384
Valuation allowance	(17,497)	(17,026)
Total noncurrent deferred tax assets	$26,746	$26,358

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013

Current income tax expense (benefit):
Federal	$37	$41	$95
State	90	140	62
Foreign	38	33	26
Total current expense (benefit)	165	214	183
Deferred income tax expense (benefit):
Federal	977	560	(583)
State	79	46	(54)
Foreign	—	—	—
Total deferred expense (benefit)	1,056	606	(637)
Total income tax expense (benefit)	$1,221	$820	$(454)

The Company's income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2011		2012		2013

Statutory federal tax rate	34%		34%		34%
State income taxes, net of federal benefit	3%		4%		3%
Non-controlling interest in Heska Imaging US, LLC	—		—		6%
Other permanent differences	3%		6%		(10	) %
Change in tax rate	(4	) %	(1	) %	—%
Foreign rate difference	(1	) %	(1	) %	(1	) %
Change in valuation allowance	(137	) %	(638	) %	(13	) %
Other	138%		637%		13%
Effective income tax rate	36%		41%		33%

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements.  As of December 31, 2013, the Company has not recorded a liability for uncertain tax positions.  The Company would recognize interest and penalties related to uncertain tax positions in income tax (benefit)/expense.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2013.

7.	CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock.  In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans.  All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently cancelled under prior plans.  In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of the Company's Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year.  In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan, which allows for the granting of

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

options for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of January 1, 2014 was 276,507.

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company's estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company's expected term input was estimated based on the Company's historical experience for time from option grant to option exercise for all employees in 2011, 2012 and 2013; the Company treated all employees in one grouping in all three years. The Company's expected volatility input was estimated based on the Company's historical stock price volatility in 2011, 2012 and 2013. The Company's risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2011, 2012 and 2013. The Company's expected dividends input were zero in 2011, 4.3% in 2012 and zero in 2013.  Weighted average assumptions used in 2011, 2012 and 2013 for each of these four key inputs are listed in the following table:

	2011	2012	2013
Risk-free interest rate	0.64%	0.38%	0.75%
Expected lives	3.0 years	3.0 years	3.4 years
Expected volatility	70%	57%	46%
Expected dividend yield	0%	4.3%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,
	2011		2012		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,341,876	$11.003	1,448,675	$10.425	1,245,161	$11.054
Granted at Market	187,750	$6.962	137,950	$9.534	275,654	$7.532
Cancelled	(73,871)	$12.684	(118,330)	$11.373	(166,286)	$11.437
Exercised	(7,080)	$4.564	(223,134)	$5.863	(33,297)	$6.488
Outstanding at end of period	1,448,675	$10.425	1,245,161	$11.054	1,321,232	$10.386
Exercisable at end of period	1,175,731	$11.427	971,029	$12.129	939,458	$11.556

The total estimated fair value of stock options granted during the years ended December 31, 2011, 2012 and 2013 were computed to be approximately $602 thousand, $402 thousand and $701 thousand, respectively.  The amounts are amortized ratably over the vesting periods of the options.  The weighted average estimated fair value of options granted during the years ended December 31, 2011, 2012 and 2013 was computed to be approximately $3.21, $2.92 and $2.54, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $10 thousand, $1.1 million and

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$42 thousand, respectively. The cash proceeds from options exercised during the years ended December 31, 2011, 2012 and 2013 was $32 thousand, $263 thousand and $161 thousand.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013, excluding outstanding options to purchase an aggregate of 74.1 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.24 years, a weighted average exercise price of $13.72 and exercise prices ranging from $4.40 to $30.20. The Company intends to issue whole shares only from option exercises.
	Options Outstanding				Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price		Number of Options Exercisable at December 31, 2013	Weighted Average Exercise Price
$2.70 - $ 6.76	231,048	5.38	$$	5.030	203,010	$$	4.974
$6.77 - $ 7.36	302,667	8.69		$7.214	55,838	$$	6.941
$7.37 - $ 8.76	203,314	7.47	$$	8.446	104,266	$$	8.408
$8.77 - $12.50	293,193	2.43	$$	10.764	285,334	$$	10.789
$12.51 - $30.20	291,010	1.80	$$	18.912	291,010	$$	18.912
$2.70 - $30.20	1,321,232	5.02	$$	10.386	939,458	$$	11.556

As of December 31, 2013, there was $935 thousand of total unrecognized compensation expense related to outstanding stock options.  That cost is expected to be recognized over a weighted-average period of 2.2 years with all cost to be recognized by the end of November 2017, assuming all options vest according to the vesting schedules in place at December 31, 2013.  As of December 31, 2013, the aggregate intrinsic value of outstanding options was $1.4 million and the aggregate intrinsic value of exercisable options was $892 thousand.

Employee Stock Purchase Plan (the "ESPP")

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 375,000 shares of common stock to its employees, of which 344,322 had been issued as of December 31, 2013.  Employees of the Company who are expected to work at least 20 hours per week and five months per year are eligible to participate.  Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  During the period from January 1, 2011 to June 30, 2013, the Company’s ESPP had a five-year offering period and six-month accumulation periods ending on each June 30 and December 31.  The purchase price of stock on June 30 and December 31 was 85% of the fair market value at purchase.

Beginning on July 1, 2013, the Company’s ESPP had a 27-month offering period and three-month accumulation periods ending on each March 31, June 30, September 30 and December 31.  The purchase price of stock on March 31, June 30, September 30 and December 31 was subject to a minimum price of 65% of the fair market value at purchase but otherwise the lesser of (i) 95% of the fair market value at the beginning of the applicable offering period or (ii) 85% of the fair market value at the time of purchase.  In addition, participating employees may purchase shares under the ESPP at the beginning of an applicable offering period for a purchase price of stock equal to 95% of the fair market value at such time or at 5 pm on a day other than March 31, June 30, September 30 and December 31 during the applicable offering period for a purchase price of stock equal to 95% of the fair market value at purchase.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Since July 1, 2013, the Company has estimated the fair values of stock purchase rights granted under the ESPP in 2013 using the Black-Scholes pricing model and the following weighted average assumptions:

2013
Risk-free interest rate	0.21%
Expected lives	1.3 years
Expected volatility	34%
Expected dividend yield	0%

For the years ended December 31, 2011, 2012 and 2013, the weighted-average fair value of the purchase rights granted was $1.09, $1.45 and $1.28 per share, respectively.

8.	MAJOR CUSTOMERS

One customer represented approximately 13% of the Company’s 2011 revenue.  One customer represented approximately 13% of the Company’s 2013 revenue.  One customer represented approximately 29% of the Company’s accounts receivable at December 31, 2012. One customer represented approximately 16%, and another customer represented 12% of the Company’s accounts receivable at December 31, 2013. No other customers represented 10% or more of revenue for 2011, 2012 or 2013 nor 10% or more of accounts receivable at December 31, 2012 or December 31, 2013.

9.	COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities.  In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales.  In the years ended December 31, 2011, 2012 and 2013, royalties of $531 thousand, $503 thousand and $391 thousand became payable under these agreements, respectively.

The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $8.0 million for fiscal 2014, $1.5 million for fiscal 2015, $1.6 million for fiscal 2016 and $1.6 million for fiscal 2017.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2013 as follows (in thousands):

Year Ending December 31,

2014	$1,760
2015	1,619
2016	1,594
2017	1,571
2018	1,457
Thereafter	7,240
$15,241

The Company had rent expense of $1.8 million, $1.8 million and $1.8 million in 2011, 2012 and 2013, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2013, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve on December 31, 2013 was $451 thousand.

10.	SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP").  The Core Companion Animal Health segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use.  The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging after February 24, 2013.  These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment.  The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals.  All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2011:
Total revenue	$57,481	$12,584	$70,065
Operating income	1,564	1,685	3,249
Interest expense	107	17	124
Total assets	51,172	10,722	61,894
Net assets	40,435	8,004	48,439
Capital expenditures	495	589	1,084
Depreciation and amortization	1,192	860	2,052

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2012:
Total revenue	$61,502	$11,303	$72,805
Operating income	1,160	998	2,158
Interest expense	91	26	117
Total assets	55,071	11,755	66,826
Net assets	39,726	9,136	48,862
Capital expenditures	634	875	1,509
Depreciation and amortization	862	837	1,699

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2013:
Total revenue	$66,404	$11,935	$78,339
Operating income (loss)	(2,295)	865	(1,430)
Interest expense	45	29	74
Total assets	81,041	12,512	93,553
Net assets	37,732	9,384	47,116
Capital expenditures	512	1,418	1,930
Depreciation and amortization	1,691	806	2,497

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2011	2012	2013

United States	$60,383	$64,552	$71,713
Europe	3,408	2,996	2,738
Other International	6,274	5,257	3,888
Total	$70,065	$72,805	$78,339

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	December 31,
	2011	2012	2013

United States	$58,984	$63,980	$90,572
Europe	2,910	2,846	2,981
Other International	—	—	—
Total	$61,894	$66,826	$93,553

11.           QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2012 and 2013 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2012:
Total revenue	$19,175	$18,271	$16,906	$18,453	$72,805
Gross profit	8,923	8,048	6,726	7,404	31,101
Operating income (loss)	1,082	383	(27)	720	2,158
Net income (loss)	584	262	(32)	389	1,203
Net income (loss) attributable to Heska Corporation	584	262	(32)	389	1,203
Basic net income (loss) per share attributable to Heska Corporation	0.11	0.05	(0.01)	0.07	0.23
Diluted net income (loss) per share attributable to Heska Corporation	0.11	0.05	(0.01)	0.07	0.22

2013:
Total revenue	$18,979	$18,261	$17,595	$23,504	$78,339
Gross profit	7,802	5,020	7,406	10,404	30,632
Operating income (loss)	(682)	(3,578)	75	2,755	(1,430)
Net income (loss)	(352)	(2,467)	(18)	1,898	(939)
Net income (loss) attributable to Heska Corporation	(386)	(2,228)	241	1,177	(1,196)
Basic net income (loss) per share attributable to Heska Corporation	(0.07)	(0.38)	0.04	0.20	(0.21)
Diluted net income (loss) per share attributable to Heska Corporation	(0.07)	(0.38)	0.04	0.20	(0.21)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2013.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the 1992 COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

With the exception of the acquisition of Heska Imaging, an entity of which we acquired a majority interest in 2013, there has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of the supply agreement between Heska Imaging and Cuattro, LLC, Cuattro, LLC is to provide accounting services to Heska Imaging for at least one year following the commencement of the agreement.  In the first quarter of 2014, we assumed responsibility for the accounting, as well as the disclosure controls and procedures and internal control over financial reporting, for Heska Imaging, which we believe will result in a significant improvement in Heska Imaging's disclosure controls and procedures and internal control over financial reporting.

Note Regarding Acquisition

In making our assessment of disclosure controls and procedures and internal control over financial reporting as of December 31, 2013, we have excluded the operations of Heska Imaging, an entity of which we acquired a majority interest in 2013.  As part of the supply agreement between Heska Imaging and Cuattro, LLC, Cuattro, LLC is to provide accounting services to Heska Imaging for at least one year following the commencement of the agreement.  In the first quarter of 2014, we assumed responsibility for the accounting, as well as the disclosure controls and procedures and internal control over financial reporting, for Heska Imaging, which we believe will result in a significant improvement in Heska Imaging's disclosure controls and procedures and internal control over financial reporting.  Heska Imaging represents approximately 16.3% of our 2013 revenue, Heska Imaging goodwill and other intangibles represent 21.8% of our total assets as of December 31, 2013 and other Heska Imaging assets represent 9.0% of our total assets as of December 31, 2013.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders.

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report and can be found under the caption "Executive Officers of the Registrant."

Directors

The information required by this section with respect to our directors will be incorporated by reference to the information in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Code of Ethics

Our Board of Directors has adopted a code of ethics for our senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer).  The code of ethics is available on our website at www.heska.com.  We intend to disclose any amendments to or waivers from the code of ethics at that location.

Audit Committee

The information required by this section with respect to our Audit Committee will be incorporated by reference to the information in the section entitled "Board Structure and Committees" in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference to the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation.

The information required by this section will be incorporated by reference to the information in the sections entitled "Director Compensation,"  "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The other information required by this section will be incorporated by reference to the information in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2013, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan.  Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	1,321,232	$10.39	307,185
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	1,321,232	$10.39	307,185

____________________________
(1)	Excluding outstanding options to purchase an aggregate of 74.1 fractional shares resulting from our December 2010 reverse stock split.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this section will be incorporated by reference to the information in the sections entitled "Board Structures and Committees" and "Significant Relationships and Transactions with Directors, Officers or Principal Stockholders" in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this section will be incorporated by reference to the information in the section entitled "Auditor Fees and Services" in the Proxy Statement.

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as a part of this Form 10-K.

(1)           Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)           Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other Additions	Deductions		Balance at End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2011	$136	$109	—	$(71	) (a)	$174
December 31, 2012	$174	$76	—	$(95	) (a)	$155
December 31, 2013	$155	$98	—	$(44	) (a)	$209

_____________________________
(a)	Write-offs of uncollectible accounts.

(3)           Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
2.1	(22)	Unit Purchase Agreement among the Registrant, Cuattro Veterinary USA, LLC, Kevin S. Wilson and Continuing Members of Cuattro Veterinary USA, LLC named on the signature page thereto, dated February 22, 2013.
3(i)	(17)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(17)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(17)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)		Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(17)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(9)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	(9)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*	(12)	2003 Equity Incentive Plan, as amended and restated.
10.5*	(12)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.6*		2003 Equity Incentive Plan Outside Directors Option Agreement.
10.7*	(18)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.8*	(8)	Management Incentive Plan Master Document.
10.9*		2013 Management Incentive Plan Document.
10.10*		2014 Management Incentive Plan Document.
10.11*	(17)	Director Compensation Policy.
10.12*	(10)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.13*		Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.14*		Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.15*		Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.16*		Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.17*		Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.19*	(10)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.20*	(9)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.21*	(10)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.22*	(14)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.23*		Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.

10.24*	(9)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.25*	(10)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.26*	(17)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.27*	(17)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.28	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.29	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.30	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.31	(16)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.32+	(9)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.33+	(10)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.34+	(10)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.35	(10)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.36+	(11)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.37+	(12)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.38+	(15)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.39+	(15)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.40+	(16)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.41+	(16)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.42+	(17)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.43+	(21)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.44+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.

10.45+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.46	(12)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation effective as of July 7, 2004.
10.47+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.
10.48+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004.
10.49+	(9)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.
10.50+	(9)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.51+	(10)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.52+	(13)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.53+	(16)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.54+	(18)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.55
Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.

10.56+	(9)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.57+	(11)
Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.

10.58+	(14)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.59+	(19)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.60+	(9)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.61+	(12)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.

10.62+	(17)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.63+	(21)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.64+		Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.65+	(10)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation effective as of January 30, 2007.
10.66+	(17)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.67+	(17)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.68+	(20)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP PC, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(10)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(13)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(19)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(20)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(21)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(22)	Filed with the Registrant's Form 8-K on February 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

HESKA CORPORATION
By: /s/ ROBERT B. GRIEVE Robert B. Grieve, Ph.D. Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert B. Grieve, Ph.D., Jason A. Napolitano and Nancy Wisnewski, Ph.D., and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ ROBERT B. GRIEVE Robert B. Grieve, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014

/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014

/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Lead Director	March 31, 2014

/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 31, 2014

/s/ SHARON L. RILEY Sharon L. Riley	Director	March 31, 2014

/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	March 31, 2014

/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 31, 2014

Exhibit Index

Exhibit Number	Notes	Description of Document
2.1	(22)	Unit Purchase Agreement among the Registrant, Cuattro Veterinary USA, LLC, Kevin S. Wilson and Continuing Members of Cuattro Veterinary USA, LLC named on the signature page thereto, dated February 22, 2013.
3(i)	(17)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(17)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(17)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)		Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(17)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(9)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	(9)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*	(12)	2003 Equity Incentive Plan, as amended and restated.
10.5*	(12)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.6*		2003 Equity Incentive Plan Outside Directors Option Agreement.
10.7*	(18)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.8*	(8)	Management Incentive Plan Master Document.
10.9*		2013 Management Incentive Plan Document.
10.10*		2014 Management Incentive Plan Document.
10.11*	(17)	Director Compensation Policy.
10.12*	(10)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.13*		Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.14*		Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.15*		Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.16*		Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.17*		Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.19*	(10)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.20*	(9)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.21*	(10)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.22*	(14)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.23*		Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.

10.24*	(9)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.25*	(10)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.26*	(17)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.27*	(17)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.28	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.29	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.30	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.31	(16)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.32+	(9)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.33+	(10)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.34+	(10)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.35	(10)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.36+	(11)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.37+	(12)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.38+	(15)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.39+	(15)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.40+	(16)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.41+	(16)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.42+	(17)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.43+	(21)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.44+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.

10.45+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.46	(12)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation effective as of July 7, 2004.
10.47+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.
10.48+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004.
10.49+	(9)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.
10.50+	(9)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.51+	(10)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.52+	(13)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.53+	(16)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.54+	(18)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.55+
Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.

10.56+	(9)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.57+	(11)
Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.

10.58+	(14)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.59+	(19)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.60+	(9)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.61+	(12)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.

10.62+	(17)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.63+	(21)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.64+		Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.65+	(10)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation effective as of January 30, 2007.
10.66+	(17)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.67+	(17)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.68+	(20)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP PC, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(10)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(13)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(19)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(20)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(21)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(22)	Filed with the Registrant's Form 8-K on February 26, 2013.