Form 10-Q
period 2014-03-31
HESKA CORP
filed 2014-05-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒
The number of shares of the Registrant's Public Common Stock outstanding at May 13, 2014 was 6,224,779.

HESKA, SOLO STEP and VITALPATH are registered trademarks of Heska Corporation.  TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries.  This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2013	March 31, 2014

Current assets:
Cash and cash equivalents	$6,016	$6,200
Accounts receivable, net of allowance for doubtful accounts of $209 and $293, respectively	11,409	10,274
Due from – related parties	1,200	1,024
Inventories, net	11,687	12,345
Deferred tax asset, current	2,156	2,177
Other current assets	1,443	996
Total current assets	33,911	33,016
Property and equipment, net	9,928	11,384
Note receivable – related party	1,407	1,421
Goodwill and other intangible assets	21,571	21,511
Deferred tax asset, net of current portion	26,358	26,262
Other long-term assets	378	432
Total assets	$93,553	$94,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,448	$6,325
Due to – related party	—	99
Accrued liabilities	4,420	4,274
Current portion of deferred revenue	3,908	3,646
Line of credit	4,798	922
Other short-term borrowings, including current portion of long-term note payable	132	159
Total current liabilities	17,706	15,425
Long-term note payable, net of current portion	369	309
Deferred revenue, net of current portion, and other	11,298	13,840
Total liabilities	29,373	29,574

Commitments and contingencies
Non-Controlling Interest	13,659	14,246
Public Common Stock subject to redemption	3,405	4,116
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,845,931 and 6,067,657 shares issued and outstanding, respectively	58	61
Additional paid-in capital	217,588	216,681
Accumulated other comprehensive income	580	592
Accumulated deficit	(171,110)	(171,244)
Total stockholders' equity	47,116	46,090
Total liabilities and stockholders' equity	$93,553	$94,026

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2014

Revenue, net:
Core companion animal health	$15,649	$17,366
Other vaccines, pharmaceuticals and products	3,330	3,427
Total revenue, net	18,979	20,793

Cost of revenue	11,177	12,514

Gross profit	7,802	8,279

Operating expenses:
Selling and marketing	5,125	4,945
Research and development	390	388
General and administrative	2,969	3,047
Total operating expenses	8,484	8,380
Operating income (loss)	(682)	(101)
Interest and other (income) expense, net	(11)	16
Income (loss) before income taxes	(671)	(117)
Income tax expense (benefit):
Current tax expense	6	21
Deferred tax expense (benefit)	(325)	135
Total income tax expense (benefit)	(319)	156
Net income (loss)	$(352)	$(273)
Net income (loss) attributable to non-controlling interest	34	(465)
Net income (loss) attributable to Heska Corporation	$(386)	$192

Basic net income (loss) per share attributable to Heska Corporation	$(0.07)	$0.03
Diluted net income (loss) per share attributable to Heska Corporation	$(0.07)	$0.03

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,547	5,870

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,547	5,985

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

`	Three Months Ended March 31,
	2013	2014

Net income (loss)	$(352)	$(273)
Other comprehensive income (expense):
Foreign currency translation	(107)	27
Unrealized gain (loss) on available for sale investments	—	(14)
Comprehensive income (loss)	$(459)	$(260)
Comprehensive income (loss) attributable to non-controlling interest	$34	$(465)
Comprehensive income (loss) attributable to Heska Corporation	$(493)	$205

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(352)	$(273)

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	474	729
Deferred tax (benefit) expense	(325)	135
Stock-based compensation	118	119
Unrealized (gain) loss on foreign currency translation	(34)	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,613	1,136
Inventories	(1,293)	(1,470)
Other current assets	488	442
Accounts payable	868	2,175
Accrued liabilities and other	(874)	(13)
Other non-current assets	—	(83)
Deferred revenue and other	(173)	2,329
Net cash provided by (used in) operating activities	510	5,225

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	(3,019)	—
Purchase of property and equipment	(317)	(1,317)
Proceeds from disposition of property and equipment	—	6
Net cash provided by (used in) investing activities	(3,336)	(1,311)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	59	215
Proceeds from (repayments of) line of credit borrowings, net	2,553	(3,877)
Proceeds from (repayments of) other debt	(77)	(78)
Net cash provided by (used in) financing activities	2,535	(3,740)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	10
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(325)	184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,784	6,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,459	$6,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14	$25
Non-cash transfer of inventory to PP&E and other assets	$160	$803
Prepaid applied to acquisition of Heska Imaging	$1,000	$—

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

1.           ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products.  Heska's core focus is on the canine and feline companion animal health markets.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC").  The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2014, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2014 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented.  All material intercompany transactions and balances have been eliminated in consolidation.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Inventories, net consist of the following (in thousands):

	December 31, 2013	March 31, 2014

Raw materials	$5,787	$6,232
Work in process	2,920	3,757
Finished goods	4,784	4,056
Allowance for excess or obsolete inventory	(1,804)	(1,700)
	$11,687	$12,345

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

For the three months ended March 31, 2014, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation.  Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three months ended March 31, 2014, and therefore excluded, were outstanding options to purchase 694,728 shares of common stock.  These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended March 31, 2014.

For the three months ended March 31, 2013, the Company reported a net loss attributable to Heska Corporation and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period.  Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three months ended March 31, 2013, and therefore excluded, were outstanding options to purchase 1,244,881 shares of common stock.  These securities are anti-dilutive due to the Company's net loss attributable to Heska Corporation for the three months ended March 31, 2013.

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

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively.  Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson.  Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company.  Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a 100% interest in Cuattro, LLC.  Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.  Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Veterinary, LLC and Cuattro Medical, LLC.

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $2.4 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $921 thousand, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $67 thousand, primarily related to facility usage and other services.

At March 31, 2014, Heska Imaging has a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the  Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $892 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $132 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $99 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $4.3 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

The aggregate position in Heska Imaging of the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Put Value") is being accreted to its estimated redemption value in accordance with Heska Imaging's Amended and Restated Operating Agreement (the "Operating Agreement").  Since the Operating Agreement contains certain put rights that are out of the control of the Company, authoritative guidance requires the non-controlling interest, which includes the estimated values of such put rights, to be displayed outside of the equity section of the consolidated balance sheets.  The adjustment to increase or decrease the Put Value to its expected redemption value and to estimate any distributions required under Heska Imaging's Operating Agreement to the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Imaging Minority") each reporting period is recorded to stockholders' equity in accordance with United States Generally Accepted Accounting Principles.

The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA as if the Acquisition had closed on January 1, 2012.

	Three Months Ended March 31,
	2013	2014

Revenue, net	$19,879	$20,793
Net income (loss) attributable to Heska Corporation	(420)	192
Basic earnings (loss) per share attributable to Heska Corporation	$(0.08)	$0.03
Diluted earnings (loss) per share attributable to Heska Corporation	(0.08)	0.03

4.           CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2013 and 2014.

	Three Months Ended March 31,
	2013	2014

Risk-free interest rate	0.54%	0.89%
Expected lives	3.4 years	3.4 years
Expected volatility	52%	43%
Expected dividend yield	0.00%	0.00%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2013		Three Months Ended March 31, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,245,161	$11.054	1,321,232	$10.386
Granted at market	275,654	$7.532	4,700	$9.380
Cancelled	(166,286)	$11.437	(119,036)	$19.483
Exercised	(33,297)	$6.488	(40,507)	$6.245
Outstanding at end of period	1,321,232	$10.386	1,166,389	$9.597
Exercisable at end of period	939,458	$11.556	826,079	$10.436

The estimated fair value of stock options granted during the three months ended March 31, 2014 and 2013 was computed to be approximately $14 thousand and $97 thousand, respectively.  The amount is amortized ratably over the vesting period of the options.  The per share weighted average estimated fair value of options granted during the three months ended March 31, 2014 and 2013 was computed to be approximately $2.98 and $3.13, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was approximately $151 thousand and $35 thousand, respectively.  The cash proceeds from options exercised during the three months ended March 31, 2014 and 2013 were approximately $253 thousand and $84 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014, excluding outstanding options to purchase an aggregate of 64.0 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.18 years, a weighted average exercise price of $12.30 and exercise prices ranging from $4.40 to $22.50.  The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2014	Weighted Average Exercise Price
$ 2.70 - $ 6.76	205,248	5.45	$5.024	183,625	$4.968
$ 6.77 - $ 7.36	287,802	8.84	$7.217	69,275	$7.009
$ 7.37 - $ 8.76	190,785	7.47	$8.450	102,328	$8.421
$ 8.77 - $12.50	286,026	2.26	$10.723	274,323	$10.770
$12.51 - $22.50	196,528	2.21	$17.336	196,528	$17.336
$ 2.70 - $22.50	1,166,389	5.29	$9.597	826,079	$10.436

As of March 31, 2014, there was approximately $842 thousand of total unrecognized compensation cost related to outstanding stock options.  That cost is expected to be recognized over a weighted average period of 2.1 years, with approximately $256 thousand to be recognized in the nine months ending December 31, 2014 and all the cost to be recognized as of February 2018, assuming all options vest according to the vesting schedules in place at March 31, 2014.  As of March 31, 2014, the aggregate intrinsic value of outstanding options was approximately $2.7 million and the aggregate intrinsic value of exercisable options was approximately $1.7 million.

5.           SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP").  The CCA segment includes blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as in-clinic heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.  These products are sold directly by the Company as well as through other distribution relationships.  CCA segment products manufactured at the Des Moines, Iowa production facility included in our OVP segment's assets are transferred at cost and are not recorded as revenue for our OVP segment.  The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and horses.  All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2013:
Total revenue	$15,649	$3,330	$18,979
Operating income (loss)	(1,093)	411	(682)
Interest expense	51	6	57
Total assets	78,285	11,279	89,564
Net assets	41,034	7,023	48,057
Capital expenditures	309	8	317
Depreciation and amortization	279	195	474

Three Months Ended March 31, 2014:
Total revenue	$17,366	$3,427	$20,793
Operating income (loss)	(308)	207	(101)
Interest expense	37	13	50
Total assets	80,839	13,187	94,026
Net assets	41,484	4,606	46,090
Capital expenditures	1,211	106	1,317
Depreciation and amortization	543	186	729

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties.  Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected.  The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 13, 2014, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products.  Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% of our revenue for the twelve months ended March 31, 2014 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 35% of our LTM revenue.  Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used.  Approximately 29% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 6% of our LTM revenue was from hardware revenue.  A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business.  All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements.  In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use.  Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables.  Revenue from products in these three areas, including revenues from consumables, represented approximately 30% of our LTM revenue.

Imaging hardware, software and services represented approximately 16% of LTM revenue.  Digital radiography is the largest product offering in this area, which also includes ultrasound instruments.  Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract.  It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 34% of our LTM revenue.  Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future.  Products in this area are both supplied by third parties and provided by us.  Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing.  Combined revenue from heartworm-related products and allergy-related products represented 31% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians.  In many cases, veterinarians will mark up their costs to the end user.  The acceptance of our products by veterinarians is critical to our success.  CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors.  Revenue from direct sales and distribution relationships represented approximately 67% and 33%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control.  Accordingly, we closely monitor revenue growth trends in our CCA segment.  LTM revenue in this segment decreased 3% as compared to pro forma revenue for the twelve months ended March 31, 2013 assuming we had consolidated Heska Imaging for the entire period.  We believe poor economic conditions over the past several years have impacted our revenue as, for example, veterinarians have continued to delay or defer capital expenditures on new diagnostic instrumentation.

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

We developed a line of bovine vaccines that are licensed by the USDA.  We have an agreement which was assigned by a previous distributor, Agri Laboratories, Ltd., ("AgriLabs") to, and assumed by, Eli Lilly and Company ("Eli Lilly") acting through its Elanco Animal Health division ("Elanco") in November 2013, for the marketing and sale of certain of these vaccines which AgriLabs sold primarily under the Titanium® and MasterGuard® brands.  This agreement has historically generated a significant portion of our OVP segment's revenue.  Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

We may enter into arrangements that include multiple elements.  Such arrangements may include the licensing of technology and manufacturing of product.  In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements.  If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate.  If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met, subject to revenue deferred estimated to be sufficient to cover the cost of servicing such revenue.  In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

Deferred Tax Assets – Valuation Allowance

Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on judgmental assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized.  If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future.  The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our consolidated balance sheets and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.  In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset.  The corresponding journal entry will be a reduction of our deferred tax asset.  If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.  For example, if we were to conclude we were not more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, we would increase the valuation allowance affiliated with these deferred tax assets and recognize an income tax expense of an equal magnitude in our statement of operations.  If we were to experience a loss before income taxes in 2014, we expect we would conclude we were not more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, increase our valuation allowance affiliated with these deferred tax assets to an amount equal to the deferred tax assets and recognize an income tax expense of equal magnititude in our statement of operations.

Results of Operations

Revenue

Total revenue was $20.8 million for the three months ended March 31, 2014, an increase of 10% as compared to $19.0 million in the corresponding period in 2013.

Revenue from our CCA segment was $17.4 million, including $2.1 million recognized from Heska Imaging, for the three months ended March 31, 2014, an increase of 11% as compared to $15.6 million, including $1.9 million recognized from Heska Imaging, for the corresponding period in 2013.  Key factors in the increase were greater revenue from our heartworm preventive and our instrument consumables, somewhat offset by lower revenue from our heartworm diagnostic tests.

Revenue from our OVP segment was $3.4 million for the three months ended March 31, 2014, an increase of 3% as compared to $3.3 million in the corresponding period in 2013.  Increased revenue from bulk bovine biologicals, somewhat offset by lower research and development revenue, was a factor in the change.

Cost of Revenue

Cost of revenue totaled $12.5 million for the three months ended March 31, 2014, as compared to $11.2 million for the corresponding period in 2013.  Gross profit was $8.3 million, including $286 thousand recognized from Heska Imaging, for the three months ended March 31, 2014 as compared to $7.8 million, including $683 thousand recognized from Heska Imaging, in the prior year period, an increase of $477 thousand.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 39.8% for the three months ended March 31, 2014 from 41.1% in the prior year period.  A key factor in the decline was lower Heska Imaging Gross Margin.

Operating Expenses

Total operating expenses decreased 1% to $8.4 million in the three months ended March 31, 2014 from $8.5 million in the prior year period.

Selling and marketing expenses were $4.9 million, including $981 thousand recognized from Heska Imaging, in the three months ended March 31, 2014, as compared to $5.1 million, including $416 thousand recognized from Heska Imaging, in the three months ended March 31, 2013, a year-over-year decline of 4%.  Key factors in the decrease were lower spending on wages due to lower headcount, as well as lower spending on fleet auto rentals.

Research and development expenses were $388 thousand, including $60 thousand in expense recognized from Heska Imaging in the three months ended March 31, 2014 compared to $390 thousand, including $17 thousand recognized from Heska Imaging, in the corresponding period in 2013, a slight decline.  A key factor in the change was a reserve for equipment that had been previously used in a project that was discontinued in the three months ended March 31, 2013, which did not recur in the three months ended March 31, 2014.  This was somewhat offset by increased expenses recognized from Heska Imaging in the 2014 period as compared to the 2013 period.

General and administrative expenses were $3.0 million in the three months ended March 31, 2014, up 3% from the prior year period.  A factor in the increase was increased general and administrative expenses recognized from Heska Imaging in the 2014 period as compared to the 2013 period.  Heska Imaging general and administrative recognized expenses were $233 thousand dollars in the three months ended March 31, 2014 as compared to $153 thousand dollars in the prior year period.

Interest and Other (Income) Expense, Net

In the three months ended March 31, 2014, this line item was a $16 thousand expense as opposed to $11 thousand in income in the prior year period. A key factor in the change related to foreign currency, with a $7 thousand currency loss experienced in the 2014 period as compared to a $42 thousand foreign currency gain in the three months ended March 31, 2013.

Income Tax Expense

We recognized $156 thousand net income tax expense in the three months ended March 31, 2014, as opposed to a tax benefit of $319 thousand in the prior year period.

Current tax expense was $21 thousand in the three months ended March 31, 2014, an increase of $15 thousand as compared to $6 thousand in the three months ended March 31, 2013.  We generated domestic and Swiss income before income taxes attributable to Heska Corporation in the 2014 period, so we recognized current tax expense for domestic as well as foreign taxes in this period, where in the 2013 period, we recognized current tax expense related to our Swiss subsidiary only.

For the three months ended March 31, 2014, deferred tax expense was $135 thousand, a $460 thousand change from $325 thousand in tax benefit in the three months ended March 31, 2013.  The change is a result of generating domestic income before income taxes attributable to Heska Corporation in the 2014 period as opposed to a loss in the 2013 period.

Net Income (Loss)

Net loss was $273 thousand in the three months ended March 31, 2014, an improvement of approximately $79 thousand compared to a net loss of $352 thousand in the prior year period.  Higher revenue and lower operating expenses, somewhat offset by lower Gross Margin, were key factors in the change.

Net Income (Loss) attributable to Heska Corporation

Net income attributable to Heska Corporation was $192 thousand in the three months ended March 31, 2014, an increase of approximately $578 thousand compared to $386 thousand net loss attributable to Heska Corporation in the prior year period.  The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $465 thousand in the three months ended March 31, 2014 and net income of $34 thousand in the three months ended March 31, 2013.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988.  For the three months ended March 31, 2014, we had a net loss of $273 thousand.  During the three months ended March 31, 2014, our operations provided cash of approximately $5.2 million.  At March 31, 2014, we had $6.2 million of cash and cash equivalents, $17.6 million of working capital, and $922 thousand of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $5.2 million for the three months ended March 31, 2014 as compared to $510 thousand of cash provided by operating activities in the three months ended March 31, 2013, a change of approximately $4.7 million.  Key factors in the change were a $3.0 million milestone payment received in the 2014 period but not the 2013 period and $2.2 million in greater cash provided by accounts payable and accrued liabilities in the 2013 period related to payment timing, somewhat offset by $477 thousand less cash provided by accounts receivable related to a large order which shipped in late 2012 and was paid in the 2013 period which did not recur a year later.

Net cash flows used in investing activities were $1.3 million in the three months ended March 31, 2014, a decrease of approximately $2.0 million as compared to $3.3 million used during the three months ended March 31, 2013. The largest difference related to $3.0 million in cash paid in the 2013 period as part of the purchase of Heska Imaging which did not recur in the 2014 period. This was somewhat offset by a $1.0 million dollar increase in the purchase of property and equipment in the 2014 period as compared to the 2013 period. The largest factor in this increase was $907 thousand in purchases of demonstration and loaner equipment by Heska Imaging in the 2014 period which did not occur in the 2013 period.

Net cash flows used in financing activities were $3.7 million during the three months ended March 31, 2014, a $6.3 million change as compared to $2.5 million provided by financing activities in the three months ended March 31, 2013.  The largest factor in the change related to our line of credit, where we repaid $3.9 million in the 2014 period as opposed to borrowing $2.6 million in the 2013 period.

At March 31, 2014, Heska Corporation had accounts receivable from Heska Imaging of $4.3 million, including accrued interest, which eliminates upon consolidation of our financial statements.  These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At March 31, 2014, we had an account receivable from Cuattro Software, LLC of $892 thousand and net accounts receivable from Cuattro, LLC of $132 thousand.  These items are included on our consolidated balance sheets in "due from – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.  All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.  At March 31, 2013, Heska Imaging had net accounts payable to Cuattro, LLC of $99 thousand which is included on our consolidated balance sheets in "due to – related party" due to the ownership position of Kevin S. Wilson, Mrs. Wilson and trusts for their children and family in Cuattro, LLC.

At March 31, 2014, we had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC.  The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016.  Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States.  The note is listed on our balance sheet as a "note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC.  This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At March 31, 2014, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo.  At March 31, 2014, we had $922 thousand in outstanding borrowings under this line of credit.  Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory.  On March 31, 2014, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly.  We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo.  Additional requirements include covenants for minimum capital monthly, minimum net income quarterly and capital expenditure monthly.  Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.  We were in compliance with all financial covenants as of March 31, 2014.  We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015.  At March 31, 2014, we had $7.0 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At March 31, 2014, we had other borrowings outstanding totaling $468 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At March 31, 2014, our consolidated balance sheets included $14.2 million in non-controlling interest.  This represents the value of the aggregate position in Heska Imaging of the Imaging Minority.  We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%.  The cost of capital assumptions was provided to us by a third party with expertise in estimating such items.  The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit.  We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At March 31, 2014, our consolidated balance sheets included $4.1 million in Public Common Stock subject to redemption.  This represents the shares of stock we issued to acquire our position in Heska Imaging, which as of quarter end may have been used to meet the purchase obligation if a Cuattro 18-month Call Option is exercised under the Operating Agreement of Heska Imaging.  The Imaging Minority agreed to waive this 18-month Call Option, effective May 6, 2014, and, accordingly, we do not expect to report these shares as "Public Common Stock subject to redemption" in future periods.

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

We would consider acquisitions if we felt they were consistent with our strategic direction.  We paid $1.6 million in dividends in 2012, and while we may consider paying dividends again in the long term, we do not anticipate the payment of any further dividends for the foreseeable future.  We conducted an odd lot tender offer in 2012 which could have led to the repurchase of approximately $400 thousand of our stock if all eligible holders had chosen to participate, and while we may consider stock repurchase alternatives in an opportunistic manner or in the long term, we do not anticipate the implementation of any stock repurchase programs for the foreseeable future.

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

Interest Rate Risk

At March 31, 2014, there was $922 thousand in debt outstanding on our line of credit with Wells Fargo and we had $468 thousand in additional borrowings.  We also had approximately $6.2 million of cash and cash equivalents at March 31, 2014, the majority of which was invested in liquid accounts.  We had no interest rate hedge transactions in place on March 31, 2014.  We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates.  If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $53 thousand based on our outstanding balances as of March 31, 2014.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary.  Foreign currency risk may impact our results of operations.  In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates.  In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates.  Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions.  We had no foreign currency hedge transactions in place on March 31, 2014.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency.  We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars.  We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars.  Based on our results of operations for the twelve months ended March 31, 2014, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting loss/gain in income before income taxes of approximately $114 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, we would expect a resulting gain/loss in income before income taxes of approximately $107 thousand and if all other currencies were to strengthen/weaken by 25% against the Euro, we would expect a resulting loss/gain in income before income taxes of approximately $258 thousand.

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

(b)  Changes in Internal Control over Financial Reporting.  With the exception of Heska Imaging, there was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2014, we assumed responsibility for the accounting, as well as the disclosure controls and procedures and internal control over financial reporting, for Heska Imaging from Cuattro, LLC, which we believe resulted in a significant improvement in Heska Imaging’s disclosure controls and procedures and internal control over financial reporting.  As part of the supply agreement between Heska Imaging and Cuattro, LLC, Cuattro, LLC was to provide accounting services to Heska Imaging for at least one year following the commencement of the agreement.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of March 31 2014, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Our February 2013 acquisition of a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, is subject to various puts and calls and other provisions which could be detrimental to the interests of our shareholders.

Under the Heska Imaging Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017.  Based on

Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $25.5 million following calendar year 2016 or $36.9 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case.  If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration.  Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital.  There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all.  We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity.  Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario.  If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Under the terms of the Operating Agreement, Heska Imaging will be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014.  The current board of managers consists of Robert B. Grieve, Ph.D., Heska Corporation's Executive Chair, Mr. Wilson and Jason A. Napolitano, Heska Corporation's Executive Vice President, Chief Financial Officer and Secretary.  Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of its investment in Heska Imaging in certain circumstances.

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

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $2.4 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $921 thousand, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $67 thousand, primarily related to facility usage and other services.

At March 31, 2014, Heska Imaging had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $892 thousand; Heska Corporation had accounts receivable from Heska Imaging of $4.3 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $132 thousand; Cuattro, LLC had net accounts receivable from Heska Imaging of $99 thousand.  All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented approximately 19% of our consolidated revenue for the three months ended March 31, 2014 and approximately 12% of our consolidated revenue for the three months ended March 31, 2013.  No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2014 or the three months ended March 31, 2013.  Merck entities accounted for approximately 14% of our consolidated accounts receivable at March 31, 2014 and approximately 12% of our consolidated accounts receivable at March 31, 2013.  No single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2014 or March 31, 2013.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

We depend on key personnel for our future success.  If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including our Chief Executive Officer, Kevin Wilson.  The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives.  Although we have an employment agreement with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice.  If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired.  We do not maintain key person life insurance for any of our senior management or key personnel.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights.  We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada.  Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement.  AgriLabs had the non-exclusive right to sell certain of our produced bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Eli Lilly acting through Elanco in November 2013.  One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result.  Revenue from Merck entities, including Merck Animal Health, represented 15% of our LTM revenue.  If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively.  Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly.  In the future, third-party marketing assistance may not be available on reasonable terms, if at all.  If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell.  This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive.  Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions.  We also compete with independent, third-party distributors, including distributors who sell products under their own private labels.  In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc ("Zoetis").  The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers.  Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers.  Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed.  These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do.  Our competitors may offer broader product lines and have greater name recognition than we do.  For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly.  Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete.  Further, additional competition could come from new entrants to the animal health care market.  Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.  We believe that currently one of our largest competitors, IDEXX, in effect prohibits all of its distributors except one from selling certain competitive products, including our blood testing instruments and heartworm diagnostic tests.  Another of our competitors, Abaxis, recently announced agreements with units of VCA Antech, Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis’ blood chemistry testing products with VCA’s veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business.  Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue for the twelve months ended March 31, 2014 are Boule, Cuattro, LLC, Esaote, FUJIFILM, and Quidel.  None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 15% of our LTM revenue and one other was responsible for more than 10% of our LTM revenue.  We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis.  In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access.  Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so.  Risks of relying on suppliers include:

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

•
High switching costs. In our blood testing instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distributionnetwork employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement are expected to be important to continue to fund our operations.  Among the financial covenants are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo.  For example, we failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants.  Although Wells Fargo has granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all.  Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets.  We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future. If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile.  During the twelve months ended March 31, 2014, our closing stock price has ranged from a low of $5.18 to a high of $11.21.  Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings.  Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We have less than 300 record holders as of our latest information, a fact which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Stock Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

(a)	Exhibits

Number                                       Description
10.1	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012 and further amended on March 25, 2014).
10.2	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012, further amended on March 25, 2014 and further amended and restated on May 6, 2014).
10.3	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.4	Conditional Waiver of Cuattro 18-Month Call Option, dated March 26, 2014.
10.5*	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.6*	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.7	Consultant Services and Confidentiality Agreement between Heska Corporation and Louise L. (McCormick) Sutton, effective as of March 15, 2013.
10.8	Consultant Services and Confidentiality Agreement between Heska Corporation and Peter Eio, effective as of April 30, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date: May 14, 2014	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President
(on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant's Principal Financial Officer

Exhibit Index

Number                                       Description
10.1	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012 and further amended on March 25, 2014).
10.2	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012, further amended on March 25, 2014 and further amended and restated on May 6, 2014).
10.3	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.4	Conditional Waiver of Cuattro 18-Month Call Option, dated March 26, 2014.
10.5*	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.6*	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.7	Consultant Services and Confidentiality Agreement between Heska Corporation and Louise L. (McCormick) Sutton, effective as of March 15, 2013.
10.8	Consultant Services and Confidentiality Agreement between Heska Corporation and Peter Eio, effective as of April 30, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.