Form 10-Q
period 2014-06-30
HESKA CORP
filed 2014-08-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)		Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]
The number of shares of the Registrant's Public Common Stock outstanding at August 4, 2014 was 6,287,556.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2013	June 30, 2014

Current assets:
Cash and cash equivalents	$6,016	$6,264
Accounts receivable, net of allowance for doubtful accounts of $209 and $265, respectively	11,409	11,995
Due from – related parties	1,200	1,094
Inventories, net	11,687	12,666
Deferred tax asset, current	2,156	2,177
Other current assets	1,443	1,030
Total current assets	33,911	35,226
Property and equipment, net	9,928	12,258
Note receivable – related party	1,407	1,436
Goodwill and other intangible assets	21,571	21,516
Deferred tax asset, net of current portion	26,358	26,239
Other long-term assets	378	442
Total assets	$93,553	$97,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,448	$5,106
Due to – related party	—	667
Accrued liabilities	4,420	4,262
Current portion of deferred revenue	3,908	4,205
Line of credit	4,798	2,575
Other short-term borrowings, including current portion of long-term note payable	132	159
Total current liabilities	17,706	16,974
Long-term note payable, net of current portion	369	276
Deferred revenue, net of current portion, and other	11,298	13,319
Total liabilities	29,373	30,569

Commitments and contingencies
Non-Controlling Interest	13,659	14,865
Public Common Stock subject to redemption	3,405	—
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,845,931 and 6,281,189 shares issued and outstanding, respectively	58	63
Additional paid-in capital	217,588	221,446
Accumulated other comprehensive income	580	641
Accumulated deficit	(171,110)	(170,467)
Total stockholders' equity	47,116	51,683
Total liabilities and stockholders' equity	$93,553	$97,117

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue, net:
Core companion animal health	$15,851	$17,486	$31,500	$34,852
Other vaccines, pharmaceuticals and products	2,410	5,430	5,740	8,857
Total revenue, net	18,261	22,916	37,240	43,709

Cost of revenue	13,241	13,839	24,418	26,353

Gross profit	5,020	9,077	12,822	17,356

Operating expenses:
Selling and marketing	4,838	4,752	9,963	9,697
Research and development	483	374	873	762
General and administrative	3,277	3,034	6,246	6,081
Total operating expenses	8,598	8,160	17,082	16,540
Operating income (loss)	(3,578)	917	(4,260)	816
Interest and other (income) expense, net	52	(7)	41	9
Income (loss) before income taxes	(3,630)	924	(4,301)	807
Income tax expense (benefit):
Current tax expense	59	32	65	53
Deferred tax expense (benefit)	(1,222)	114	(1,547)	249
Total income tax expense (benefit)	(1,163)	146	(1,482)	302
Net income (loss)	$(2,467)	$778	$(2,819)	$505
Net income (loss) attributable to non-controlling interest	(239)	(291)	(205)	(756)
Net income (loss) attributable to Heska Corporation	$(2,228)	$1,069	$(2,614)	$1,261

Basic net income (loss) per share attributable to Heska Corporation	$(0.38)	$0.18	$(0.46)	$0.21
Diluted net income (loss) per share attributable to Heska Corporation	$(0.38)	$0.17	$(0.46)	$0.20

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,804	5,936	5,676	5,898

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,804	6,384	5,676	6,183

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net income (loss)	$(2,467)	$778	$(2,819)	$505
Other comprehensive income (expense):
Minimum pension liability	—	8	—	(6)
Foreign currency translation	13	43	(94)	70
Unrealized gain (loss) on available for sale investments	13	(2)	13	(2)
Comprehensive income (loss)	$(2,441)	$827	$(2,900)	$567
Comprehensive income (loss) attributable to non-controlling interest	$(239)	$(291)	$(205)	$(756)
Comprehensive income (loss) attributable to Heska Corporation	$(2,202)	$1,118	$2,695)	$1,323

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(2,819)	$505
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,089	1,617
Deferred tax (benefit) expense	(1,547)	249
Stock-based compensation	231	586
Unrealized (gain) loss on foreign currency translation	(24)	(5)
Changes in operating assets and liabilities:
Accounts receivable	3,157	(585)
Inventories	(1,143)	(3,282)
Other current assets	577	394
Accounts payable	(1,000)	1,523
Accrued liabilities and other	518	33
Other non-current assets	—	(207)
Deferred revenue and other	(102)	2,335
Net cash provided by (used in) operating activities	(1,063)	3,163
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	(3,019)	—
Purchase of property and equipment	(734)	(1,538)
Proceeds from disposition of property and equipment	5,020	6
Net cash provided by (used in) investing activities	1,267	(1,532)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	111	902
Repayments of line of credit borrowings, net	(561)	(2,224)
Repayments of other debt	(105)	(111)
Net cash provided by (used in) financing activities	(555)	(1,433)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23)	50
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(374)	248
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,784	6,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,410	$6,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$43	$44
Non-cash transfer of inventory to PP&E and other assets	$787	$2,279
Prepaid applied to acquisition of Heska Imaging	$1,000	$—

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

1. ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three months and six months ended June 30, 2013 and 2014, the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

 Inventories, net consist of the following (in thousands):

	December 31, 2013	June 30, 2014

Raw materials	$5,787	$6,057
Work in process	2,920	3,749
Finished goods	4,784	4,317
Allowance for excess or obsolete inventory	(1,804)	(1,457)
	$11,687	$12,666

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to calculate basic net income per common share for the three and six months ended June 30, 2014 excluded unvested shares of restricted common stock, which totaled 303,572 shares at June 30, 2014. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.

For the three and six months ended June 30, 2014, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and six months ended June 30, 2014, and therefore excluded, were outstanding options to purchase 288,763 and 430,109 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2013, the Company reported a net loss attributable to Heska Corporation and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and six months ended June 30, 2013, and therefore excluded, were outstanding options to purchase 1,177,736 and 1,206,864 shares of common stock, respectively. These securities are anti-dilutive due to the Company's net loss attributable to Heska Corporation for the three and six months ended June 30, 2013.

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

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company, a member of the Company's Board of Directors and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company. Mr. Wilson, Mrs. Wilson and trusts for their children and family own a 100% interest in Cuattro, LLC. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Veterinary, LLC and Cuattro Medical, LLC.

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $5.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $1.8 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $119 thousand, primarily related to facility usage and other services.

At June 30, 2014, Heska Imaging has a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $909 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $185 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $667 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.2 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

	Six Months Ended June 30,
	2013	2014

Revenue, net	$38,140	$43,709
Net income (loss) attributable to Heska Corporation	(3,010)	1,261
Basic earnings (loss) per share attributable to Heska Corporation	$(0.53)	$0.21
Diluted earnings (loss) per share attributable to Heska Corporation	(0.53)	0.20

4. CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2013 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Risk-free interest rate	0.46%	1.10%	0.50%	1.07%
Expected lives	3.4 years	3.3 years	3.4 years	3.3 years
Expected volatility	52%	45%	52%	45%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2013		Six Months Ended June 30, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,245,161	$11.054	1,321,232	$10.386
Granted at market	275,654	$7.532	31,200	$11.161
Cancelled	(166,286)	$11.437	(202,498)	$17.940
Exercised	(33,297)	$6.488	(115,834)	$6.814
Outstanding at end of period	1,321,232	$10.386	1,034,100	$9.330
Exercisable at end of period	939,458	$11.556	727,801	$10.055

The estimated fair value of stock options granted during the six months ended June 30, 2013 and 2014 was computed to be approximately $506 thousand and $114 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the six months ended June 30, 2013 and 2014 was computed to be approximately $3.12 and $3.66, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2014 was approximately $30 thousand and $440 thousand, respectively. The cash proceeds from options exercised during the six months ended June 30, 2013 and 2014 were approximately $66 thousand and $789 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014, excluding outstanding options to purchase an aggregate of 45.7 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.26 years, a weighted average exercise price of $10.89 and exercise prices ranging from $4.40 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2014	Weighted Average Exercise Price
$ 2.70 - $ 6.76	172,178	5.87	$4.984	155,726	$4.921
$ 6.77 - $ 8.00	288,502	8.60	$7.247	90,239	$7.156
$ 8.01 - $ 8.76	160,688	8.32	$8.470	81,268	$8.459
$ 8.77 - $12.40	186,615	3.46	$9.878	174,451	$9.882
$12.41 - $22.50	226,117	2.24	$15.457	226,117	$15.457
$ 2.70 - $22.50	1,034,100	5.78	$9.330	727,801	$10.055

As of June 30, 2014, there was approximately $839 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 2.0 years, with approximately $215 thousand to be recognized in the six months ending December 31, 2014 and all the cost to be recognized as of February 2018, assuming all options vest according to the vesting schedules in place at June 30, 2014. As of June 30, 2014, the aggregate intrinsic value of outstanding options was approximately $2.6 million and the aggregate intrinsic value of exercisable options was approximately $1.6 million.

On March 26, 2014, the Company issued 63,572 shares to Robert B. Grieve. Ph.D., who is currently the Company's Executive Chair, pursuant to an employment agreement between Dr. Grieve and the Company effective as of March 26, 2014 (the "Grieve Employment Agreement"). The shares were issued in five tranches and are subject to time-based vesting and other provisions outlined in the Grieve Employment Agreement. All shares are to vest in full as of April 30, 2017.

On March 26, 2014, the Company issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche is to vest on September 26, 2014, each of the three remaining tranches is to vest on the succeeding March 26 until all shares are vested in full as of March 26, 2017. On May 6, 2014, the Company issued an additional 130,000 shares to Mr. Wilson following a vote of approval on the issuance by the Company's stockholders. The shares were issued in ten equal tranches, five of which are subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which are subject to vesting based on certain "Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2013:
Total revenue	$31,500	$5,740	$37,240
Operating income (loss)	(4,191)	(69)	(4,260)
Interest expense	128	19	147
Total assets	78,161	10,584	88,745
Net assets	38,078	8,164	46,242
Capital expenditures	361	373	734
Depreciation and amortization	696	393	1,089

Six Months Ended June 30, 2014:
Total revenue	$34,852	$8,857	$43,709
Operating income (loss)	(265)	1,081	816
Interest expense	74	28	102
Total assets	81,903	15,214	97,117
Net assets	39,968	11,715	51,683
Capital expenditures	1,334	204	1,538
Depreciation and amortization	1,231	386	1,617

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2013:
Total revenue	$15,851	$2,410	$18,261
Operating income (loss)	(3,098)	(480)	(3,578)
Interest expense	77	13	90
Total assets	78,161	10,584	88,745
Net assets	38,078	8,164	46,242
Capital expenditures	52	365	417
Depreciation and amortization	417	198	615
Three Months Ended June 30, 2014:
Total revenue	$17,486	$5,430	$22,916
Operating income (loss)	43	874	917
Interest expense	37	15	52
Total assets	81,903	15,214	97,117
Net assets	39,968	11,715	51,683
Capital expenditures	123	98	221
Depreciation and amortization	688	200	888

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 4, 2014, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 82% of our revenue for the twelve months ended June 30, 2014 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 18% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 34% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 29% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 5% of our LTM revenue was from hardware revenue. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 30% of our LTM revenue.

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

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 33% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 30% of our LTM revenue.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 2% as compared to pro forma revenue for the twelve months ended June 30, 2013 assuming we had consolidated Heska Imaging for the entire period.

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

Results of Operations

Revenue

Total revenue was $43.7 million for the six months ended June 30, 2014, an increase of 17% as compared to $37.2 million in the corresponding period in 2013. Total revenue was $22.9 million for the three months ended June 30, 2014, a 25% increase as compared to the corresponding period in 2013.

Revenue from our CCA segment was $34.9 million, including $5.3 million recognized from Heska Imaging, for the six months ended June 30, 2014, an increase of 11% as compared to $31.5 million, including $4.6 million recognized from Heska Imaging, for the corresponding period in 2013. Revenue from our CCA segment was $17.5 million, including $3.2 million recognized from Heska Imaging, for the three months ended June 30, 2014, an increase of 10% as compared to $15.9 million, including $2.7 million recognized from Heska Imaging, for the corresponding period in 2013. In both cases, key factors in the increase were greater revenue from sales of our heartworm preventive domestically, our instrument consumables and our digital imaging products, somewhat offset by lower revenue from our heartworm diagnostic tests, both domestically and internationally.

Revenue from our OVP segment was $8.9 million for the six months ended June 30, 2014, an increase of 54% as compared to $5.7 million in the corresponding period in 2013. Revenue from our OVP segment was $5.4 million for the three months ended June 30, 2014, an increase of 125% as compared to $2.4 million in the corresponding period in 2013. The largest factor in the increase in both cases was greater revenue from the contract Elanco Animal Health assumed from AgriLabs in 2013.

Cost of Revenue

Cost of revenue totaled $26.4 million for the six months ended June 30, 2014, as compared to $24.4 million for the corresponding period in 2013. Gross profit was $17.4 million, including $1.2 million recognized from Heska Imaging, for the six months ended June 30, 2014 as compared to $12.8 million, including $1.4 million recognized from Heska Imaging, in the prior year period, an increase of $4.5 million. Gross Margin, i.e. gross profit divided by total revenue, increased to 39.7% for the six months ended June 30, 2014 from 34.4% in the prior year period. At June 30, 2013, we recognized a reserve (the "Roche Reserve") related to an anticipated agreement (the "Roche Agreement") with Roche Diagnostics Corporation ("Roche") related to our previous blood gas instrument offering under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time. The Roche Reserve recognized as of June 30, 2013 was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement. In addition, at June 30, 2013, we recognized a reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell. The SpotChem Reserve recognized as of June 30, 2013 was $453 thousand, was recognized in cost of revenue and the related inventory was for use in a previously sold chemistry instrument. The Roche Reserve and the SpotChem Reserve, as well as product mix, were key factors in the increase in Gross Margin for the six months ended June 30, 2014 as compared to the prior year period. This was somewhat offset by a higher relative revenue contribution at a lower Gross Margin from Heska Imaging in the 2014 period as compared to the 2013 period.

Cost of revenue totaled $13.8 million for the three months ended June 30, 2014 an increase of $598 thousand or 5% as compared to $13.2 million for the corresponding period in 2013. Gross profit increased by $4.1 million to $9.1 million for the three months ended June 30, 2014, including $882 thousand recognized from Heska Imaging from $5.0 million, including $691 thousand recognized from Heska Imaging, in the prior year period. Gross Margin increased to 39.6% for the three months ended June 30, 2014 from 27.5% in the prior year period. The Roche Reserve and the SpotChem Reserve, as well as the impact of a greater relative revenue contribution at improved Gross Margin from our OVP segment,were key factors in the increase.

Operating Expenses

Total operating expenses decreased 3% to $16.5 million in the six months ended June 30, 2014 from $17.1 million in the prior year period. Total operating expenses decreased 5% to $8.2 million in the three months ended June 30, 2014 from $8.6 million in the prior year period.

Selling and marketing expenses were $9.7 million, including $2.1 million recognized from Heska Imaging, in the six months ended June 30, 2014, as compared to $10.0 million, including $1.2 million recognized from Heska Imaging, in the six months ended June 30, 2013, a year-over-year decline of 3%. Key factors in the decrease were lower advertising and promotional expenses, as well as lower spending on fleet auto rentals. Selling and marketing expenses were $4.8 million, including $1.1 million recognized from Heska Imaging in the three months ended June 30, 2014, a slight decrease as compared to the corresponding period in 2013, which included $762 thousand from Heska Imaging. Lower advertising and promotional expenses were a key factor in the decline.

Research and development expenses were $762 thousand, including $139 thousand in expense recognized from Heska Imaging in the six months ended June 30, 2014 as compared to $873 thousand, including $66 thousand recognized from Heska Imaging, in the corresponding period in 2013, a 13% decline. Factors in the change include a reserve for equipment that had been previously used in a project that was discontinued and expenses related to the Roche Reserve in the 2013 period, which did not recur in the 2014 period. This was somewhat offset by increased expenses recognized from Heska Imaging in the 2014 period as compared to the 2013 period. Research and development expenses were $374 thousand, including $78 thousand recognized from Heska Imaging in the three months ended June 30, 2014, a decrease of $109 thousand as compared to $483 thousand, including $50 thousand recognized from Heska Imaging, in the corresponding period in 2013. Expenses related to the Roche Reserve was a factor in the increase.

General and administrative expenses were $6.1 million, including $524 thousand recognized from Heska Imaging, in the six months ended June 30, 2014, down 3% from $6.2 million, including $510 thousand recognized from Heska Imaging, in the prior year period. General and administrative expenses were $3.0 million and included approximately $291 thousand in expense from Heska Imaging in the three months ended June 30, 2014, down 7% from $3.3 million, including $357 thousand recognized from Heska Imaging, in the prior year period. In both cases, lower expenses related to the Roche Reserve and severance costs were factors in the decline, somewhat offset by increased non-cash compensation expense related to new employment agreements for our Chief Executive Officer and our Executive Chair which were signed in March 2014.

Interest and Other (Income) Expense, Net

In the six months ended June 30, 2014, this line item was a $9 thousand expense as opposed to $41 thousand in expense in the prior year period. This line item was represented by $7 thousand of income in the three months ended June 30, 2014, an improvement of $59 thousand as compared to $52 thousand of expense in the prior year period. A factor in the change in both cases was greater interest income related to outstanding balances as well as a full year of interest as opposed to a partial year of interest on a note receivable in the 2014 period as compared to the 2013 period.

Income Tax Expense

We recognized $302 thousand net income tax expense in the six months ended June 30, 2014, as opposed to a tax benefit of $1.5 million in the prior year period. We recognized an income tax expense of

$146 thousand in the three months ended June 30, 2014, a $1.3 million increase as compared to a tax benefit of $1.2 million in the prior year period.

Current tax expense was $53 thousand in the six months ended June 30, 2014, a decrease of $12 thousand as compared to $65 thousand in the six months ended June 30, 2013. Current tax expense was $32 thousand in the three months ended June 30, 2014, a decrease of $27 thousand as compared to $59 thousand in the prior year period. In both cases, a lower estimate of cash taxes payable in the 2014 period was responsible for the change.

For the six months ended June 30, 2014, deferred tax expense was $249 thousand, a $1.8 million change from $1.5 million in tax benefit in the six months ended June 30, 2013. For the three months ended June 30, 2014, deferred tax expense was $114 thousand, a $1.3 million change from $1.2 million in deferred tax benefit in the prior year period. In both cases, the change is due to income before income taxes in the 2014 period as opposed to a loss before income taxes in the 2013 period.

Net Income (Loss)

Net income was $505 thousand in the six months ended June 30, 2014, an improvement of approximately $3.3 million compared to a net loss of $2.8 million in the prior year period. Net income was $778 thousand in the three months ended June 30, 2014, an increase of approximately $3.2 million compared to a $2.5 million net loss in the prior year period. In both cases, greater revenue, increased Gross Margin and lower operating expenses were key factors in the change.

Net Income (Loss) attributable to Heska Corporation

Net income attributable to Heska Corporation was $1.3 million in the six months ended June 30, 2014, an increase of approximately $3.9 million compared to $2.6 million net loss attributable to Heska Corporation in the prior year period. Net income attributable to Heska Corporation was $1.1 million in the three months ended June 30, 2014, an increase of approximately $3.3 million compared to $2.2 million net loss in the prior year period. The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $756 thousand in the six months ended June 30, 2014 and a net loss of $291 thousand in the three months ended June 30, 2014 compared to a net loss of $205 thousand in the six months ended June 30, 2013 and a net loss of $239 thousand in the three months ended June 30, 2013.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2014, we had net income of $505 thousand. During the six months ended June 30, 2014, our operations provided cash of approximately $3.2 million. At June 30, 2014, we had $6.3 million of cash and cash equivalents, $18.3 million of working capital, and $2.6 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $3.2 million for the six months ended June 30, 2014 as compared to $1.1 million of cash used by operating activities in the six months ended June 30, 2013, a change of approximately $4.2 million. Key factors in the change were a $5.1 million dollar improvement in net income and tax expense, a $3.0 million milestone payment received in the 2014 period but not the 2013 period and $2.0 million in greater cash provided by accounts payable and accrued liabilities in the 2014 period related to payment timing, somewhat offset by $3.7 million more cash used by accounts receivable related to large orders which shipped but were not paid at quarter end in the 2014 period and $2.1 million in greater cash used in inventory in the 2014 period, some of which related to inventory transferred to property, plant and equipment as rental units.

Net cash flows used in investing activities were $1.5 million in the six months ended June 30, 2014, a decrease of approximately $2.8 million as compared to $1.3 million provided during the six months ended June 30, 2013. The largest difference related to $5.0 million less in cash provided by proceeds from disposition of property and equipment, primarily due to the sale of property, including non-core vaccine-related intellectual property, which occurred in the 2013 period but not the 2014 period. This was somewhat offset by $3.0 million in cash paid in the 2013 period as part of the purchase of Heska Imaging which did not recur in the 2014 period. This also was somewhat offset by an $804 thousand dollar increase in the purchase of property and equipment in the 2014 period as compared to the 2013 period. A large factor in this increase was $907 thousand in purchases of demonstration and loaner equipment by Heska Imaging in the 2014 period which did not occur in the 2013 period.

Net cash flows used in financing activities were $1.4 million during the six months ended June 30, 2014, an $878 thousand change as compared to $555 thousand used in financing activities in the six months ended June 30, 2013. The largest factor in the change related to our line of credit, where we repaid $2.2 million in the 2014 period as opposed to $561 thousand in the 2013 period, an increase in cash used of $1.7 million. This was somewhat offset by a $791 thousand increase in cash provided from the issuance of common stock related to greater proceeds from stock option exercises and employee stock purchase plan proceeds in the 2014 period as compared to the 2013 period.

At June 30, 2014, Heska Corporation had accounts receivable from Heska Imaging of $5.2 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At June 30, 2014, we had an account receivable from Cuattro Software, LLC of $909 thousand and net accounts receivable from Cuattro, LLC of $185 thousand. These items are included on our consolidated balance sheets in "due from – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due. At June 30, 2014, Heska Imaging had net accounts payable to Cuattro, LLC of $667 thousand which is included on our consolidated balance sheets in "due to – related party" due to the ownership position of Kevin S. Wilson, Mrs. Wilson and trusts for their children and family in Cuattro, LLC.

At June 30, 2014, we had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our balance sheet as a "note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At June 30, 2014, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At June 30, 2014, we had $2.6 million in outstanding borrowings under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2014, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Additional requirements include covenants for minimum capital monthly, minimum net income quarterly and capital expenditure monthly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of June 30, 2014. We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015. At June 30, 2014, we had $7.2 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At June 30, 2014, we had other borrowings outstanding totaling $435 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At June 30, 2014, our consolidated balance sheets included $14.9 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%. The cost of capital assumptions was provided to us by a third party with expertise in estimating such items. The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

At December 31, 2013, our consolidated balance sheets included $3.4 million in Public Common Stock subject to redemption. This represents the shares of stock we issued to acquire our position in Heska Imaging, which may have been used to meet the purchase obligation if a Cuattro 18-month Call Option had been exercised under the Operating Agreement of Heska Imaging. The Imaging Minority agreed to waive this 18-month Call Option, effective May 6, 2014, and, accordingly, these shares are no longer reported as "Public Common Stock subject to redemption" as of that date. The corresponding credit as of May 6, 2014 increased our additional paid-in capital.

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

Interest Rate Risk

At June 30, 2014, there was $2.6 million in debt outstanding on our line of credit with Wells Fargo. We also had approximately $6.3 million of cash and cash equivalents at June 30, 2014, the majority of which was invested in liquid accounts. We had no interest rate hedge transactions in place on June 30, 2014. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $37 thousand based on our outstanding balances as of June 30, 2014.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2014.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our results of operations for the twelve months ended June 30, 2014, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting loss/gain in income before income taxes of approximately $201 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, we would expect a resulting gain/loss in income before income taxes of approximately $91 thousand and if all other currencies were to strengthen/weaken by 25% against the Euro, we would expect a resulting loss/gain in income before income taxes of approximately $440 thousand.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2014, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $5.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $1.8 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $119 thousand, primarily related to facility usage and other services.

At June 30, 2014, Heska Imaging had a $1.4 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $909 thousand; Heska Corporation had accounts receivable from Heska Imaging of $5.2 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $185 thousand; Cuattro, LLC had net accounts receivable from Heska Imaging of $667 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented approximately 16% and 13% of our consolidated revenue for the six months and three months ended June 30, 2014, respectively as well as 11% and 10% for the three and six months ended June 30, 2013, respectively. Revenue from Elanco represented approximately 11% and 16% of our consolidated revenue for the six and three months ended June 30, 2014, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the six months and three months ended June 30, 2014 and the six months and three months ended June 30, 2013. Elanco accounted for approximately 27% of our consolidated accounts receivable at June 30, 2014. No other single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2014. No customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2013.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Novartis AG, sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue for the twelve months ended June 30, 2014 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 15% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

•	Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some such agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.
•	Loss of exclusivity. In the case of our blood testing instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.
•	Changes in economics. An underlying change in the economics with a supplier, such as a large price increase or new requirement of large minimum purchase amounts, could have a significant, adverse effect on our business, particularly if we are unable to identify and implement an alternative source of supply in a timely manner.

•	The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.
•	High switching costs. In our blood testing instrument products we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale, thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.
•	The involuntary or voluntary discontinuation of a product line. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.
•	Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply, which may be difficult to find or may require terms that are less advantageous if available at all.
•	Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards. We do not have control over our suppliers' compliance with these regulations and standards. Regulatory violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.
•	Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.
•	Limited intellectual property rights. We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products supplied by third parties and any improvements to the manufacturing processes or new manufacturing processes for these products.

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical precedent for such a product. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate. For example, our VitalPath Blood Gas and

Electrolyte Analyzer generated significantly less revenue than we anticipated following its launch in May 2010 as placements of this product with customers did not occur as we expected.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, if we were to experience another loss before income taxes in 2014, we expect we would conclude we were no longer more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, increase our valuation allowance affiliated with these deferred tax assets to an amount equal to the deferred tax assets and recognize an income tax expense of equal magnitude in our statement of operations – resulting in a $28.4 million reduction in deferred tax assets recognized on our consolidated balance sheets and a $28.4 million increase in our income tax expense based on the total deferred tax assets recognized on our consolidated balance sheets as of June 30, 2014. There can be no assurance that future reductions in deferred tax assets recognized on our consolidated balance sheets with corresponding increases in income tax expense will not occur if projected financial results are not met, or otherwise. Similarly, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $21.0 million at June 30, 2014. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In addition, if our stock market value increases to a certain level on June 30, 2015, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended June 30, 2014, our closing stock price has ranged from a low of $5.18 to a high of $12.26. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.
10.2*	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnish electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 5, 2014	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 5, 2014	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.
10.2*	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.