Form 10-Q
period 2014-09-30
HESKA CORP
filed 2014-11-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes [ ] No [X]
The number of shares of the Registrant's Public Common Stock outstanding at November 7, 2014 was 6,319,644.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share amounts)
(unaudited)

ASSETS
	December 31, 2013	September 30, 2014

Current assets:
Cash and cash equivalents	$6,016	$5,753
Accounts receivable, net of allowance for doubtful accounts of $209 and $270, respectively	11,409	12,818
Due from – related parties	1,200	908
Inventories, net	11,687	12,088
Deferred tax asset, current	2,156	2,137
Other current assets	1,443	1,066
Total current assets	33,911	34,770
Property and equipment, net	9,928	13,184
Note receivable – related party	1,407	1,451
Goodwill and other intangible assets	21,571	21,308
Deferred tax asset, net of current portion	26,358	25,821
Other long-term assets	378	550
Total assets	$93,553	$97,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,448	$4,662
Due to – related party	—	706
Accrued liabilities	4,420	4,675
Current portion of deferred revenue	3,908	4,994
Line of credit	4,798	1,844
Other short-term borrowings, including current portion of long-term note payable	132	159
Total current liabilities	17,706	17,040
Long-term note payable, net of current portion	369	243
Deferred revenue, net of current portion, and other	11,298	12,951
Total liabilities	29,373	30,234

Commitments and contingencies
Non-Controlling Interest	13,659	15,519
Public Common Stock subject to redemption	3,405	—
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized; none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized; 5,845,931 and 6,302,521 shares issued and outstanding, respectively	58	63
Additional paid-in capital	217,588	221,331
Accumulated other comprehensive income	580	389
Accumulated deficit	(171,110)	(170,452)
Total stockholders' equity	47,116	51,331
Total liabilities and stockholders' equity	$93,553	$97,084

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue, net:
Core companion animal health	$14,515	$16,371	$46,015	$51,223
Other vaccines, pharmaceuticals and products	3,080	5,434	8,820	14,291
Total revenue, net	17,595	21,805	54,835	65,514

Cost of revenue	10,189	13,488	34,607	39,841

Gross profit	7,406	8,317	20,228	25,673

Operating expenses:
Selling and marketing	4,591	4,716	14,554	14,413
Research and development	324	322	1,197	1,084
General and administrative	2,416	2,938	8,662	9,019
Total operating expenses	7,331	7,976	24,413	24,516
Operating income (loss)	75	341	(4,185)	1,157
Interest and other (income) expense, net	93	(40)	134	(31)
Income (loss) before income taxes	(18)	381	(4,319)	1,188
Income tax expense (benefit):
Current tax expense	6	60	71	113
Deferred tax expense (benefit)	(6)	306	(1,553)	555
Total income tax expense (benefit)	—	366	(1,482)	668
Net income (loss)	$(18)	$15	$(2,837)	$520
Net income (loss) attributable to non-controlling interest	(259)	(498)	(464)	(1,254)
Net income (loss) attributable to Heska Corporation	$241	$513	$(2,373)	$1,774

Basic net income (loss) per share attributable to Heska Corporation	$0.04	$0.09	$(0.41)	$0.30
Diluted net income (loss) per share attributable to Heska Corporation	$0.04	$0.08	$(0.41)	$0.28

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,826	5,989	5,727	5,929

Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,865	6,554	5,727	6,314

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income (loss)	$(18)	$15	$(2,837)	$520
Other comprehensive income (expense):
Minimum pension liability	—	6	—	—
Foreign currency translation	114	(258)	20	(188)
Unrealized gain (loss) on available for sale investments	—	—	13	(2)
Comprehensive income (loss)	$96	$(237)	$(2,804)	$330
Comprehensive income (loss) attributable to non-controlling interest	$(259)	$(498)	$(464)	$(1,254)
Comprehensive income (loss) attributable to Heska Corporation	$355	$261	$(2,340)	$1,584

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(2,837)	$520
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,715	2,594
Deferred tax (benefit) expense	(1,553)	555
Stock-based compensation	315	1,147
Unrealized (gain) loss on foreign currency translation	13	(52)
Changes in operating assets and liabilities:
Accounts receivable	3,896	(1,408)
Inventories	(1,975)	(4,305)
Other current assets	(108)	345
Accounts payable	(1,545)	1,118
Accrued liabilities and other	935	377
Other non-current assets	—	(87)
Deferred revenue and other	(116)	2,801
Net cash provided by (used in) operating activities	(1,260)	3,605
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	(3,019)	—
Purchase of property and equipment	(1,270)	(1,775)
Proceeds from disposition of property and equipment	5,020	6
Net cash provided by (used in) investing activities	731	(1,769)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	254	1,069
Repayments of line of credit borrowings, net	1,728	(2,954)
Repayments of other debt	(893)	(144)
Net cash provided by (used in) financing activities	1,089	(2,029)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(70)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	560	(263)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,784	6,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,344	$5,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61	$68
Non-cash transfer of inventory to PP&E and other assets	$2,363	$3,881
Prepaid applied to acquisition of Heska Imaging	$1,000	$—

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2014, the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2013	September 30, 2014

Raw materials	$5,787	$5,616
Work in process	2,920	2,800
Finished goods	4,784	5,096
Allowance for excess or obsolete inventory	(1,804)	(1,424)
	$11,687	$12,088

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets. The Company had $808 thousand and $648 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets as of December 31, 2013 and September 30, 2014, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company’s consolidated statements of cash flows. The Company had $458 thousand and $31 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the nine months ended September 30, 2013 and September 30, 2014, respectively.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to calculate basic net income per common share for the three and nine months ended September 30, 2014 excluded unvested shares of restricted common stock, which totaled 276,072 shares at September 30, 2014. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.

For the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three months ended September 30, 2013 and the three and nine months ended September 30, 2014, and therefore excluded, were outstanding options to purchase 924,643, 140,758 and 273,572 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and nine months ended September 30, 2014 and three months ended September 30, 2013.

For the nine months ended September 30, 2013, the Company reported a net loss attributable to Heska Corporation and therefore all common stock equivalent securities would be anti-dilutive and were not included in the diluted earnings per share calculation for the period. Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the nine months ended September 30, 2013, and therefore excluded, were outstanding options to purchase 1,089,779 shares of common stock. These securities are anti-dilutive due to the Company’s net loss attributable to Heska Corporation for the nine months ended September 30, 2013.

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

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $7.3 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.9 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $162 thousand, primarily related to facility usage and other services.

At September 30, 2014, Heska Imaging has a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $880 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $28 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $706 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.1 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

	Nine Months Ended September 30,
	2013	2014

Revenue, net	$54,835	$65,514
Net income (loss) attributable to Heska Corporation	(2,373)	1,774
Basic earnings (loss) per share attributable to Heska Corporation	$(0.41)	$0.30
Diluted earnings (loss per share attributable to Heska Corporation	(0.41)	0.28

4.	CAPITAL STOCK

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2013 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014

Risk-free interest rate	0.87%	1.24%	0.54%	1.07%
Expected lives	3.2 years	3.4 years	3.4 years	3.3 years
Expected volatility	44%	44%	51%	46%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2013		Nine Months Ended September 30, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,245,161	$11.054	1,321,232	$10.386
Granted at market	275,654	$7.532	32,000	$11.202
Cancelled	(166,286)	$11.437	(217,666)	$17.819
Exercised	(33,297)	$6.488	(129,580)	$6.862
Outstanding at end of period	1,321,232	$10.386	1,005,986	$9.258
Exercisable at end of period	939,458	$11.556	731,992	$9.860

The estimated fair value of stock options granted during the nine months ended September 30, 2013 and 2014 was computed to be approximately $206 thousand and $117 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2013 and 2014 was computed to be approximately $2.96 and $3.68, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2014 was approximately $42 thousand and $516 thousand, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2013 and 2014 were approximately $161 thousand and $889 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014, excluding outstanding options to purchase an aggregate of 39.6 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.09 years, a weighted average exercise price of $10.56 and exercise prices ranging from $4.40 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2014	Weighted Average Exercise Price
$ 2.70 - $ 6.90	248,794	6.16	$5.621	212,049	$5.461
$ 6.91 - $ 7.36	198,366	9.14	$7.359	43,112	$7.357
$ 7.37 - $ 8.76	164,248	7.89	$8.459	92,750	$8.441
$ 8.77 - $12.40	178,227	3.33	$9.283	168,530	$9.820
$12.41 - $22.50	216,351	2.12	$15.321	215,551	$15.330
$ 2.70 - $22.50	1,005,986	5.66	$9.258	731,992	$9.860

As of September 30, 2014, there was approximately $734 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.8 years, with approximately $108 thousand to be recognized in the three months ending December 31, 2014 and all the cost to be recognized as of September 2018, assuming all options vest according to the vesting schedules in place at September 30, 2014. As of September 30, 2014, the aggregate intrinsic value of outstanding options was approximately $4.5 million and the aggregate intrinsic value of exercisable options was approximately $3.0 million.

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

On March 26, 2014, the Company issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche vested on September 26, 2014, and each of the three remaining tranches is to vest on the succeeding March 26 until all shares are vested in full as of March 26, 2017. On May 6, 2014, the Company issued an additional 130,000 shares to Mr. Wilson following a vote of approval on the issuance by the Company's stockholders. The shares were issued in ten equal tranches, five of which are subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which are subject to vesting based on certain "Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement.

The Company’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), places restrictions (the "Transfer Restrictions") on the transfer of the Company’s stock that could adversely effect the Company’s ability to utilize its domestic Federal Net Operating Loss Position. In particular, the Transfer Restrictions prevent the transfer of shares without the approval of the Company’s Board of Directors if, as a consequence of such transfer, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of the Company’s Board of Directors. Any transfer of shares in violation of the Transfer Restrictions (a "Transfer Violation") shall be void ab initio under the Certificate of Incorporation, and the Company’s Board of Directors has procedures under the Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company’s Board of Directors in specified circumstances.

5.	SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as in-clinic heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing. These products are sold directly by the Company as well as through other distribution relationships. CCA segment products manufactured at the Company’s Des Moines, Iowa production facility included in our OVP segment's assets are transferred at cost and are not recorded as revenue for our OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals and horses. All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2013:
Total revenue	$46,015	$8,820	$54,835
Operating income (loss)	(4,565)	380	(4,185)
Interest expense	208	21	229
Total assets	78,419	12,014	90,433
Net assets	37,217	9,251	46,468
Capital expenditures	466	804	1,270
Depreciation and amortization	1,113	602	1,715

Nine Months Ended September 30, 2014:
Total revenue	$51,223	$14,291	$65,514
Operating income (loss)	(545)	1,702	1,157
Interest expense	109	41	150
Total assets	82,294	14,790	97,084
Net assets	40,948	10,383	51,331
Capital expenditures	1,523	252	1,775
Depreciation and amortization	2,021	573	2,594

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2013:
Total revenue	$14,515	$3,080	$17,595
Operating income (loss)	(374)	449	75
Interest expense	80	2	82
Total assets	78,419	12,014	90,433
Net assets	37,217	9,251	46,468
Capital expenditures	105	431	536
Depreciation and amortization	417	209	626
Three Months Ended September 30, 2014:
Total revenue	$16,371	$5,434	$21,805
Operating income (loss)	(280)	621	341
Interest expense	35	13	48
Total assets	82,294	14,790	97,084
Net assets	40,948	10,383	51,331
Capital expenditures	189	48	237
Depreciation and amortization	790	187	977

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 7, 2014, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 80% of our revenue for the twelve months ended September 30, 2014 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 20% of LTM revenue.

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

Imaging hardware, software and services represented approximately 15% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 31% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 28% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 71% and 29%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 5% as compared to pro forma revenue for the twelve months ended September 30, 2013 assuming we had consolidated Heska Imaging for the entire period.

The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all our U.S. inventory, excluding Heska Imaging, is now stored at this facility and related fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.

Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals. All OVP products are sold by third parties under third-party labels.

We have an agreement for the production of certain bovine vaccines which was assigned by a previous distributor, Agri Laboratories, Ltd., ("AgriLabs") to, and assumed by, Eli Lilly and Company ("Eli Lilly") acting through its Elanco Animal Health division ("Elanco") in November 2013, for the marketing and sale of certain of these vaccines which AgriLabs sold primarily under the Titanium® and MasterGuard® brands. This agreement has historically generated a significant portion of our OVP segment's revenue. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Results of Operations

Revenue

Total revenue was $65.5 million for the nine months ended September 30, 2014, an increase of 19% as compared to $54.8 million in the corresponding period in 2013. Total revenue was $21.8 million for the three months ended September 30, 2014, a 24% increase as compared to the corresponding period in 2013.

Revenue from our CCA segment was $51.2 million, including $7.6 million recognized from Heska Imaging, for the nine months ended September 30, 2014, an increase of 11% as compared to $46.0 million, including $6.7 million recognized from Heska Imaging, for the corresponding period in 2013. Key factors in the increase were greater revenue from our instrument consumables, and our heartworm preventive in the United States. Revenue from our CCA segment was $16.4 million, including $2.3 million recognized from Heska Imaging, for the three months ended September 30, 2014, an increase of 13% as compared to $14.5 million, including $2.1 million recognized from Heska Imaging, for the corresponding period in 2013. A key factor in the change was greater revenue from our instrument consumables.

Revenue from our OVP segment was $14.3 million for the nine months ended September 30, 2014, an increase of 62% as compared to $8.8 million in the corresponding period in 2013. Revenue from our OVP segment was $5.4 million for the three months ended September 30, 2014, an increase of 76% as compared to $3.1 million in the corresponding period in 2013. The largest factor in the increase in both cases was greater revenue from the contract Elanco Animal Health assumed from AgriLabs in 2013.

Cost of Revenue

Cost of revenue totaled $39.8 million for the nine months ended September 30, 2014, as compared to $34.6 million for the corresponding period in 2013. Gross profit was $25.7 million, including $1.5 million recognized from Heska Imaging, for the nine months ended September 30, 2014 as compared to $20.2 million, including $2.1 million recognized from Heska Imaging, in the prior year period, an increase of $5.4 million. Gross Margin, i.e. gross profit divided by total revenue, increased to 39.2% for the nine months ended September 30, 2014 from 36.9% in the prior year period. At September 30, 2013, we recognized a reserve (the "Roche Reserve") related to an anticipated agreement (the "Roche Agreement") with Roche Diagnostics Corporation ("Roche") related to our previous blood gas instrument offering under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time. The Roche Reserve recognized as of September 30, 2013 was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement. In addition, at September 30, 2013, we recognized a reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell. The SpotChem Reserve recognized as of

September 30, 2013 was $453 thousand, was recognized in cost of revenue and the related inventory was for use in a previously sold chemistry instrument. The Roche Reserve and the SpotChem Reserve were key factors in the increase in Gross Margin for the nine months ended September 30, 2014 as compared to the prior year period.

Cost of revenue totaled $13.5 million for the three months ended September 30, 2014 an increase of $3.3 million or 32% as compared to $10.2 million for the corresponding period in 2013. Gross profit increased by $911 thousand to $8.3 million for the three months ended September 30, 2014, including $381 thousand recognized from Heska Imaging from $7.4 million, including $726 thousand recognized from Heska Imaging, in the prior year period. Gross Margin decreased to 38.1% for the three months ended September 30, 2014 from 42.1% in the prior year period. A greater relative mix of revenue from our OVP segment, which tends to be a lower margin area than our CCA segment, and lower Gross Margin related to Heska Imaging were contributing factors to the decline.

Operating Expenses

Total operating expenses increased slightly to $24.5 million in the nine months ended September 30, 2014 from $24.4 million in the prior year period. Total operating expenses increased 9% to $8.0 million in the three months ended September 30, 2014 from $7.3 million in the prior year period.

Selling and marketing expenses were $14.4 million, including $3.3 million recognized from Heska Imaging, in the nine months ended September 30, 2014, as compared to $14.6 million, including $2.1 million recognized from Heska Imaging, in the nine months ended September 30, 2013, a year-over-year decline of 1%. Lower advertising and promotional expenses was a key factor in the change. Selling and marketing expenses were $4.7 million, including $1.2 million recognized from Heska Imaging in the three months ended September 30, 2014, a 3% increase as compared to $4.6 million in the corresponding period in 2013, which included $905 thousand from Heska Imaging. Increased sales and marketing expenses related to Heska Imaging where expenses related to placements have increased, somewhat offset by lower advertising and promotional expenses, was a key factor in the change.

Research and development expenses were $1.1 million, including $205 thousand in expense recognized from Heska Imaging in the nine months ended September 30, 2014 as compared to $1.2 million, including $115 thousand recognized from Heska Imaging, in the corresponding period in 2013, a 9% decline. Factors in the change include a reserve for equipment that had been previously used in a project that was discontinued and expenses related to the Roche Reserve in the 2013 period, which did not recur in the 2014 period. This was somewhat offset by increased expenses recognized from Heska Imaging in the 2014 period as compared to the 2013 period. Research and development expenses were $322 thousand, including $67 thousand recognized from Heska Imaging in the three months ended September 30, 2014, a slight decrease as compared to $324 thousand, including $49 thousand recognized from Heska Imaging, in the corresponding period in 2013. A decline in product development-related expenses in the 2014 period as compared to the 2013 period was a factor in the change.

General and administrative expenses were $9.0 million, including $714 thousand recognized from Heska Imaging, in the nine months ended September 30, 2014, up 4% from $8.7 million, including $815 thousand recognized from Heska Imaging, in the prior year period. General and administrative expenses were $2.9 million and included approximately $190 thousand in expense from Heska Imaging in the three months ended September 30, 2014, up 22% from $2.4 million, including $305 thousand recognized from Heska Imaging, in the prior year period. In both cases, increased non-cash compensation expense related to new employment agreements for our Chief Executive Officer and our Executive Chair which were signed in March 2014, were key factors in the change.

Interest and Other (Income) Expense, Net

In the nine months ended September 30, 2014, this line item was a $31 thousand income as opposed to $134 thousand in expense in the prior year period. Lower net interest expense recognized in the 2014 period was a factor in the change. This line item was represented by $40 thousand of income in the three months ended September 30, 2014, an improvement of $133 thousand as compared to $93 thousand of expense in the prior year period. Currency gains in the 2014 period as opposed to currency losses in the prior year period were a factor in the change.

Income Tax Expense

We recognized $668 thousand net income tax expense in the nine months ended September 30, 2014, as opposed to a tax benefit of $1.5 million in the prior year period. We recognized an income tax expense of $366 thousand in the three months ended September 30, 2014, a $366 thousand increase as compared to no net income tax expense in the prior year period.

Current tax expense was $113 thousand in the nine months ended September 30, 2014, an increase of $42 thousand as compared to $71 thousand in the nine months ended September 30, 2013. Current tax expense was $60 thousand in the three months ended September 30, 2014, an increase of $54 thousand as compared to $6 thousand in the prior year period. An improvement in income before income taxes was a factor in the increase in both cases.

For the nine months ended September 30, 2014, deferred tax expense was $555 thousand, a $2.1 million change from $1.6 million in deferred tax benefit in the nine months ended September 30, 2013. For the three months ended September 30, 2014, deferred tax expense was $306 thousand, a $312 thousand change from $6 thousand in deferred tax benefit in the prior year period. In both cases, the change is due to income before income taxes in the 2014 period as opposed to a loss before income taxes in the 2013 period.

Net Income (Loss)

Net income was $520 thousand in the nine months ended September 30, 2014, an improvement of approximately $3.4 million compared to a net loss of $2.8 million in the prior year period. Net income was $15 thousand in the three months ended September 30, 2014, an increase of approximately $33 thousand compared to a $18 thousand net loss in the prior year period. In both cases, greater revenue was a key factor in the change.

Net Income (Loss) attributable to Heska Corporation

Net income attributable to Heska Corporation was $1.8 million in the nine months ended September 30, 2014, an increase of approximately $4.1 million compared to $2.4 million net loss attributable to Heska Corporation in the prior year period. Net income attributable to Heska Corporation was $513 thousand in the three months ended September 30, 2014, an increase of approximately $272 thousand compared to $241 thousand net income in the prior year period. The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $1.3 million in the nine months ended September 30, 2014 and a net loss of $498 thousand in the three months ended September 30, 2014 compared to a net loss of $464 thousand in the nine months ended September 30, 2013 and a net loss of $259 thousand in the three months ended September 30, 2013.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the nine months ended September 30, 2014, we had net income of $520 thousand. During the nine months ended September 30, 2014, our operations provided cash of approximately $3.6 million. At September 30, 2014, we had $5.8 million of cash and cash equivalents, $17.7 million of working capital, and $1.8 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided by operating activities was approximately $3.6 million for the nine months ended September 30, 2014 as compared to $1.3 million of cash used by operating activities in the nine months ended September 30, 2013, a change of approximately $4.9 million. Key factors in the change were a $5.5 million dollar improvement in net income and tax expense, a $3.0 million milestone payment received in the 2014 period but not the 2013 period and $2.1 million in greater cash provided by accounts payable and accrued liabilities in the 2014 period related to payment timing, somewhat offset by $5.3 million more cash used by accounts receivable related to greater revenue in the 2014 period and $2.3 million in greater cash used in inventory in the 2014 period, some of which related to inventory transferred to property, plant and equipment as rental units.

Net cash flows used in investing activities were $1.8 million in the nine months ended September 30, 2014, a decrease of approximately $2.5 million as compared to $731 thousand provided during the nine months ended September 30, 2013. The largest difference related to $5.0 million less in cash provided by proceeds from disposition of property and equipment, primarily due to the sale of property, including non-core vaccine-related intellectual property, which occurred in the 2013 period but not the 2014 period. This was somewhat offset by $3.0 million in cash paid in the 2013 period as part of the purchase of Heska Imaging which did not recur in the 2014 period. This also was somewhat offset by a $505 thousand dollar increase in the purchase of property and equipment in the 2014 period as compared to the 2013 period. An increase in the purchase of property and equipment at Heska Imaging related to demonstration and loaner equipment in the 2014 period as compared to the 2013 period was a factor in the increase in the purchase of property and equipment.

Net cash flows used in financing activities were $2.0 million during the nine months ended September 30, 2014, a $3.1 million change as compared to $1.1 million provided by financing activities in the nine months ended September 30, 2013. The largest factor in the change related to our line of credit, where we repaid $3.0 million in the 2014 period as opposed to borrowing $1.7 million in the 2013 period, an increase in cash used of $4.7 million. This was somewhat offset by a $815 thousand increase in cash provided from the issuance of common stock related to greater proceeds from stock option exercises and employee stock purchase plan proceeds in the 2014 period as compared to the 2013 period and a $749 thousand decrease in cash used to repay other debt obligations.

At September 30, 2014, Heska Corporation had accounts receivable from Heska Imaging of $5.1 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At September 30, 2014, we had an account receivable from Cuattro Software, LLC of $880 thousand and net accounts receivable from Cuattro, LLC of $28 thousand. These items are included on our consolidated balance sheets in "due from – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due. At September 30, 2014, Heska Imaging had net accounts payable to Cuattro, LLC of $706 thousand which is included on our consolidated balance sheets in "due to – related party" due to the ownership position of Kevin S. Wilson, Mrs. Wilson and trusts for their children and family in Cuattro, LLC.

At September 30, 2014, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our balance sheet as a "note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of Heska Imaging on February 24, 2013.

At September 30, 2014, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At September 30, 2014, we had $1.8 million in outstanding borrowings under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2014, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Additional requirements include covenants for minimum capital monthly, minimum net income quarterly and capital expenditure monthly. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of September 30, 2014. We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015. At September 30, 2014, we had $7.1 million of borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit.

At September 30, 2014, we had other borrowings outstanding totaling $402 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At September 30, 2014, our consolidated balance sheets included $15.5 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. We estimated a weighted average valuation for this position and are accreting to this value over a three year period using a weighted average cost of capital of 18.65%. The cost of capital assumptions was provided to us by a third party with expertise in estimating such items. The accretion is to be recorded as a credit which will tend to increase this entry over time, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. We intend to evaluate the value of this position every reporting period and adjust our accretion accordingly if necessary.

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

We believe it is likely that Heska Imaging will meet the required performance criteria in 2015 to exercise a put following our 2015 audit. In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $17.0 million, as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own. If this put is not exercised in full and Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging for $19.6 million, as well as 25% of Heska Imaging's cash. In both cases, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. If Heska Imaging meets the required performance criteria for its 2015 highest strike put in 2015, we anticipate that either the Imaging Minority will exercise its put or we will desire to exercise our call, or perhaps both, following our 2015 audit in 2016. While we intend to meet any related payment obligation with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. This potential payment obligation in 2016 is an important consideration for us in our cash management decisions.

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

Interest Rate Risk

At September 30, 2014, there was $1.8 million in debt outstanding on our line of credit with Wells Fargo. We also had approximately $5.8 million of cash and cash equivalents at September 30, 2014, the majority of which was invested in liquid accounts. We had no interest rate hedge transactions in place on September 30, 2014. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $39 thousand based on our outstanding balances as of September 30, 2014.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2014.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our results of operations for the twelve months ended September 30, 2014, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, we would expect a resulting loss/gain in income before income taxes of approximately $236 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, we would expect a resulting gain/loss in income before income taxes of approximately $42 thousand and if all other currencies were to strengthen/weaken by 25% against the Euro, we would expect a resulting loss/gain in income before income taxes of approximately $324 thousand.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2014, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $7.3 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $2.9 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $162 thousand, primarily related to facility usage and other services.

At September 30, 2014, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $880 thousand; Heska Corporation had accounts receivable from Heska Imaging of $5.1 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $28 thousand; Cuattro, LLC had net accounts receivable from Heska Imaging of $706 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented approximately 13% of our consolidated revenue for the nine months ended September 30, 2014, as well as 12% and 11% for the three and nine months ended September 30, 2013, respectively. Revenue from Elanco represented approximately 12% and 16% of our consolidated revenue for the nine and three months ended September 30, 2014, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the nine months and three months ended September 30, 2014 and the nine months and three months ended September 30, 2013. Elanco accounted for approximately 24% of our consolidated accounts receivable at September 30, 2014. No other single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2014. No customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2013.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

If our actual performance deviates from our operating plan, we may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which we fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Financial institutions and other potentially interested parties may not be interested in purchasing our customer leases on economic terms, or at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. We believe the credit markets are particularly restrictive and it may be more difficult to obtain funding versus recent history. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

We recently have entered into agreements with independent third party distributors, including Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein"), which we expect to market and sell our products to a greater degree than in the recent past. Our agreement with Henry Schein prohibits us from selling our chemistry blood testing products and our hematology blood testing products to an independent third party distributor other than Henry Schein. Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third-party distributors could cannibalize our direct sales efforts and lower our total gross margin.  For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the time, energy and focus of the employees of such distributor given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third-party distributors, our financial performance may suffer.

If the third parties to whom we granted substantial marketing rights for certain of our existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. AgriLabs had the non-exclusive right to sell certain of our produced bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Eli Lilly acting through Elanco in November 2013. One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 14% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our

TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Novartis AG, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products which are responsible for more than 5% of our LTM revenue for the twelve months ended September 30, 2014 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us proprietary products which were responsible for more than 20% of our LTM revenue, although the proprietary products of one of these suppliers was responsible for more than 15% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

According to the latest available filings with the SEC of which we are aware and excluding our executive officers, we have one shareholder who controls more than 5% of our shares outstanding. This shareholder holds approximately 7% of our shares outstanding according to the latest available filings with the SEC of which we are aware. Should this shareholder or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price. For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended September 30, 2014, our closing stock price has ranged from a low of $5.70 to a high of $14.14. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our shareholders approved an amendment (the "Amendment") to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward ("NOL"). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. Any transfer of shares in violation of the Amendment (a "Transfer Violation") shall be void ab initio under the our Restated Certificate of Incorporation, as amended (our "Certificate of Incorporation") and our Board of Directors has procedures under our Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company’s Board of Directors in specified circumstances. The Amendment could have an adverse impact on the value and trading liquidity of our stock if certain buyers who would otherwise have bid on or purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not bid on or purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer's purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, if we were to experience another loss before income taxes in 2014, we expect we would conclude we were no longer more likely than not to utilize deferred tax assets recognized on our consolidated balance sheets, increase our valuation allowance affiliated with these deferred tax assets to an amount equal to the deferred tax assets and recognize an income tax expense of equal magnitude in our statement of operations – resulting in a $28.0 million reduction in deferred tax assets recognized on our consolidated balance sheets and a $28.0 million increase in our income tax expense based on the total deferred tax assets recognized on our consolidated balance sheets as of September 30, 2014. There can be no assurance that future reductions in deferred tax assets recognized on our consolidated balance sheets with corresponding increases in income tax expense will not occur if projected financial results are not met, or otherwise. Similarly, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $21.3 million at September 30, 2014. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In addition, if our stock market value increases to a certain level on June 30, 2015, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.

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

Under our credit and security agreement with Wells Fargo, we are required to comply with various financial and non-financial covenants in order to borrow under the agreement.  The availability of borrowings under this agreement is expected to be important to continue to fund our operations.  Among the financial covenants are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly.  Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo.  For example, we failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants. Although Wells Fargo has granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future.  If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description
10.1	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012, further amended on March 25, 2014 and further amended and restated on May 6, 2014).
10.2*	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 13, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	November 10, 2014	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number	Description
10.1	1997 Stock Incentive Plan (as amended March 6, 2007 and May 5, 2009 and amended and restated on February 22, 2012, further amended on March 25, 2014 and further amended and restated on May 6, 2014).
10.2*	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 13, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.