Form 10-K
period 2014-12-31
HESKA CORP
filed 2015-03-25
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3760 Rocky Mountain Avenue Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (970) 493-7272
Securities registered pursuant to Section 12(b) of the Act: Public Common Stock, $.01 par value (Title of Class) Securities registered pursuant to Section 12(g) of the Act: None	The Nasdaq Stock Market LLC (Name of Each Exchange on Which Registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a small reporting company)	Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $58,865,366 as of June 30, 2014 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
6,482,753 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at March 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2014 Annual Meeting of Stockholders.

HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks of Heska Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. DRI-CHEM is a registered trademark of FUJIFILM Corporation. This Form 10-K also refers to trademarks and trade names of other organizations.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2015 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.

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

Background

We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. We changed our name to Heska Corporation in 1995, completed our initial public offering in 1997 and continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market. In 2001 and 2002, we took steps to lower our expense base, largely in internal research and development. We subsequently continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, as well as seeking new product opportunities with third parties. We acquired a 54.6% interest in Cuattro Veterinary USA, LLC in February 2013 (the "Acquisition"), which marked our entry into the veterinary imaging market. In June 2013, we sold certain non-core assets useful for the production of both bovine and feline vaccines to Elanco Animal Health ("Elanco"), a division of Eli Lilly and Company.

Core Companion Animal Health Segment

We presently sell a variety of companion animal health products and services, among the most significant of which are the following:

Veterinary Blood Testing and Other Non-Imaging Instruments

We offer a line of veterinary blood testing and other instruments, some of which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•	Blood Chemistry. The Element DC™ Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The Element DC is faster and has an enhanced user interface compared to the instrument it replaced, the DRI-CHEM 4000 Veterinary Chemistry Analyzer (the "DRI-CHEM 4000"). The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the "DRI-CHEM 7000") is a complementary chemistry offering, co-branded with FUJIFILM Corporation ("FUJIFILM"), with higher throughput, multiple patient staging and a "STAT" feature which provides emergency sample flexibility in critical cases. The Element DC, DRI-CHEM 7000 and DRI-CHEM 4000 all utilize the same test slides. We are supplied with the Element DC, the DRI-CHEM 7000 and affiliated test slides and supplies under a contractual agreement with FUJIFILM.
•	Hematology. The Element HT™5 Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which uses laser, impedance and colormetric technologies to measure key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5 can generate results in less than a minute with 15 µL of sample. We began to ship HT5 units in January 2015. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). The HEMATRUE Veterinary Hematology Analyzer (the "HEMATRUE") is an easy-to-use and reliable 3-part hematology blood analyzer that we continue to offer to our customers. In addition, we continue to service and support a previous hematology instrument, the HESKA CBC-DIFF Veterinary Hematology System (the "CBC"). We are supplied new

HEMATRUE instruments and affiliated reagents and supplies for the HEMATRUE and the CBC under a contractual agreement with Boule Medical AB ("Boule").
•	Blood Gases and Electrolytes. The Element POC™ Blood Gas & Electrolyte Analyzer ("EPOC") is a handheld, wireless analyzer which delivers rapid blood gas, electrolyte, metabolite, and basic blood chemistry testing. EPOC features test cards with room temperature storage which can offer results with less than 100 µL of sample as well as WiFi and Bluetooth connectivity. We began to ship EPOC units to customers in October 2013. EPOC and affiliated consumables and supplies are supplied to us under a contractual agreement with Alere North America, LLC, a unit of Alere Inc.
•	IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids, drugs or nutritional products for their patients.

Veterinary Imaging Instruments and Services

On February 24, 2013, we acquired a 54.6% interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and operates only in the United States. This transaction marked our entry into the veterinary imaging market. Heska Imaging's offerings in this area include:

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

We also sell mobile digital radiography products, primarily for equine use. The Uno 4TM is a full powered, seamlessly integrated, portable digital radiography generator with an embedded detector and touchscreen computer based upon a patented design of Cuattro, LLC. The Slate 5TM series features an Automatic Exposure Detection technology detector for use with an existing generator and which communicates wirelessly with a mobile, case-based direct sunlight readable display, including multi-touch software and the ability to natively link to Digital Imaging and Communication in Medicine, or DICOM, servers of all types as well as Cloudbank. Slate 5TM comes in a 20" model and a 12" model, both of which are handheld, touchscreen tablets with embedded wireless communication, battery-powered and line-powered capabilities, and image acquisition and communication functions.

Cuattro, LLC provides us with the hardware, software and support, data hosting and other services for our digital radiography solutions under exclusive contractual arrangements in the United States.

Ultrasound Systems. Our ultrasound products, including affiliated probes and peripherals, are provided to us under an exclusive agreement with Esaote USA ("Esaote"). We sell several different ultrasound products with varying features and corresponding price points, all under Esaote's trade names or logos. These offerings include the MyLab family of high performance systems and probes, for use in abdominal, cardiac and small parts applications in companion animal and equine patients as well as other species. The ultrasound products we sell generally seamlessly integrate with our Cloudbank and ViewCloud offerings discussed above for image storing and viewing.

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

Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase our ALLERCEPT Therapy Shots or ALLERCEPT Therapy Drops for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of injections, with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. Immunotherapy delivered by injection is referred to as subcutaneous immunotherapy. We offer canine, feline and equine subcutaneous immunotherapy treatment products. We have licensed intellectual property for a proprietary, sublingual (administered under the tongue) therapy treatment for pets suffering with allergies – now known as ALLERCEPT Therapy Drops. We believe our ALLERCEPT Therapy Drops offer a convenient alternative to subcutaneous injection, thereby enhancing the likelihood of pet owner compliance.

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

Marketing, Sales and Customer Support

We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine. These veterinarians practice in approximately 24,000 clinics in the United States. In 2014, our products were sold to approximately 13,000 such clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. Our outside field organization currently consists of 36 individuals in various parts of the United States. Our inside sales force consists of 18 persons currently.

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

Manufacturing

The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including key components of our heartworm point-of-care diagnostic tests. Our chemistry instruments and affiliated supplies are manufactured under contract with FUJIFILM. Our hematology instruments and affiliated supplies are manufactured under contracts with Mindray and Boule. Our blood gas and electrolyte analyzers and affiliated supplies are supplied under a contract with Alere North America, LLC. Our digital radiography products are supplied under contract with Cuattro, LLC, which typically buys its hardware products and components from third parties. Our ultrasound products are supplied under a contract with Esaote USA. Key components of our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products. Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration ("FDA"), and Drug Enforcement Agency ("DEA") licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will, for the foreseeable future, manufacture most or all of our pharmaceutical and biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our allergy treatment products and all our OVP segment products at this facility. Our OVP segment's customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are available from more than one source.

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

Internal research and development is managed on a case-by-case basis. We employ individuals with microbiology, immunology, genetics, biochemistry, molecular biology, parasitology as well as veterinary expertise and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $1.0 million, $1.5 million and $1.4 million in the years ended December 31, 2012, 2013 and 2014, respectively, in support of our research and development activities.

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

We actively seek patent protection both in the United States and abroad. Our issued and pending patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2014, we owned, co-owned or had rights to 162 issued U.S. patents expiring at various dates from January 2015 to May 2028 and had no pending U.S. patent applications. Our corresponding foreign patent portfolio as of December 31, 2014 included 139 issued patents and 1 pending application in various foreign countries expiring at various dates from October 2015 to March 2026.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for profit companies.

Seasonality

In 2013 and 2014, our fourth quarter results were significantly stronger than those for any other quarter. We expect this trend to continue in the future, primarily as this is our understanding of the historical results at Heska Imaging and other digital imaging businesses.

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

•	USDA. Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. Industry data indicate that it takes approximately four years and in excess of $1.0 million to license a conventional vaccine for animals from basic research through licensing. In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.
•	FDA. Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Under the Federal Food, Drug and Cosmetic Act, the same statutory standard for FDA approval applies to both human and animal drugs: demonstrated safety, efficacy and compliance with FDA manufacturing standards. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. The process can be costly and time consuming, requiring up to $100 million and seven to ten years to sell an animal drug in the market. In addition, the time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, which generally have enhanced standards designed to ensure safety in the food chain.
•	EPA. Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.

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

Competition

Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis") and Synbiotics Corporation ("Synbiotics"), a unit of Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck & Co., Inc. ("Merck"), sanofi-aventis, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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

Employees

As of December 31, 2014, we and our subsidiaries employed 301 people, of whom 128 were focused in production and technical and logistical services, including instrumentation service, 116 in sales, marketing and customer support, 51 in general and administrative services, such as finance, and 6 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Executive Officers of the Registrant

Our executive officers and their ages as of March 25, 2015 are as follows:

Name	Age	Position
Kevin S. Wilson	43	Chief Executive Officer and President
Robert B. Grieve, Ph.D.	63	Executive Chair of the Board
Jason A. Napolitano	46	Executive Vice President, Chief Financial Officer and Secretary
Michael J. McGinley, Ph.D.	54	President, Biologicals & Pharmaceuticals
Steven M. Eyl	49	Executive Vice President, Commercial Operations
Nancy Wisnewski, Ph.D.	52	Executive Vice President, Product Development and Customer Support
Steven M. Asakowicz	49	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	41	Executive Vice President, Companion Animal Health Sales

Kevin S. Wilson was appointed President and Chief Executive Officer effective March 31, 2014. He previously served as our President and Chief Operating Officer from February 2013. Mr. Wilson became a member of our Board of Directors in May 2014. Mr. Wilson is a founder, member and officer of Cuattro, LLC. Since 2008, he has been involved in developing technologies for radiographic imaging with Cuattro, LLC and as a founder of Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC. Mr. Wilson served on the board of various private, non-profit, and educational organizations from 2005 to 2011. He was a founder of Sound Technologies, Inc., a diagnostic imaging company, in 1996. After Sound Technologies, Inc. was sold to VCA Antech, Inc. in 2004, Mr. Wilson served as Chief Strategy Officer for VCA Antech, Inc. until 2006. Mr. Wilson attended Saddleback College.

Robert B. Grieve, Ph.D., one of our founders, currently serves as Executive Chair of the Board. Dr. Grieve was named Executive Chair effective March 31, 2014, having previously served as Chief Executive Officer from January 1999. He was named Chairman of the Board effective May 2000 having previously served as Vice Chairman from March 1992. Dr. Grieve also served as Chief Scientific Officer from December 1994 to January 1999 and Vice President, Research and Development, from March 1992 to December 1994. He has been a member of our Board of Directors since 1990. He holds a Ph.D. degree from the University of Florida and M.S. and B.S. degrees from the University of Wyoming.

Jason A. Napolitano was appointed Executive Vice President and Chief Financial Officer in May 2002. He was appointed our Secretary in February 2009, having previously served as our Secretary from May 2002 to December 2006. Prior to joining us formally, he was a financial consultant. From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions. He holds a B.S. degree from Yale University.

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

Our February 2013 acquisition of a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, could be detrimental to the interests of our shareholders due to related puts, calls or other provisions, or for other reasons.

Under the Amended and Restated Operating Agreement of Heska Imaging US, LLC (the "Operating Agreement"), should Heska Imaging meet certain performance criteria, the unit holders of the 45.4% of Heska Imaging we do not own (the "Imaging Minority") has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017. Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $17.0 million following calendar year 2016 or $36.9 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity. Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $19.6 million following calendar year 2016 or $42.4 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common

Stock as consideration. If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future. In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in the Operating Agreement, should we undergo a change in control prior to the end of 2017, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash at the highest call value they otherwise could have obtained (the "Change in Control Payment"). This will be $42.4 million until at least the end of 2015 and could be as high as $42.4 million beyond 2015 if Heska Imaging meets certain minimum performance criteria. The Change in Control Payment may materially decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a significant premium to the Company's then current market price for the benefit of some or all of our shareholders. This could make some investors less likely to buy and hold our stock.

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

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Veterinary, LLC and Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Since January 1, 2014, Cuattro, LLC charged Heska Imaging $10.5 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $3.9 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $219 thousand, primarily related to facility usage and other services.

At December 31, 2014, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $871 thousand; Heska Corporation had accounts receivable from Heska Imaging of $6.1 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $21 thousand; Heska Imaging had net accounts payable from Cuattro, LLC of $252 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

In addition, like any acquisition, if Heska Imaging significantly underperforms our financial expectations, it may serve to diminish rather than enhance shareholder value. Heska Imaging generated an operating loss of approximately $2.1 million in the year ended December 31, 2014.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Revenue from Merck entities, including Merck Animal Health, represented approximately 12% of our consolidated revenue for the twelve months ended December 31, 2014, and 13% for the twelve months ended December 31, 2013. Revenue from Elanco represented approximately 11% of our consolidated revenue for the twelve months ended December 31, 2014. No other single customer accounted for more than 10% of our consolidated revenue for the twelve months ended December 31, 2014, December 31, 2013 or December 31, 2012. Merck entities accounted for approximately 11% of our consolidated accounts receivable at December 31, 2014 and 12% of our consolidated accounts receivable at December 31, 2013. No other single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2014 or December 31, 2013.

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

Our agreements with our corporate marketing partners generally contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. AgriLabs had the non-exclusive right to sell certain of our produced bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Eli Lilly acting through Elanco in November 2013. One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 12% of our 2014 revenue. Revenue from Elanco represented 11% of our 2014 revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our 2014 revenue for the twelve months ended December 31, 2014 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us products which were responsible for more than 25% of our 2014 revenue, although products purchased from one of these suppliers was responsible for more than 20% of our 2014 revenue and products purchased from another was responsible for more than 10% of our 2014 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, and Synbiotics, a unit of Zoetis. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

Many of the products we develop, market or manufacture may subject us to extensive regulation by one or more of the USDA, the FDA, the EPA and foreign and other regulatory authorities. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion and sale of some of our products. Satisfaction of these requirements can take several years and time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. The decision by a regulatory authority to regulate a currently non-regulated product or product area could significantly impact our revenue and have a corresponding adverse impact on our financial performance and position while we attempt to comply with the new regulation, if such compliance is possible at all. The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product's sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed. Difficulties in making established products to all regulatory specifications may lead to significant losses related to affected inventory as well as market share. Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third-party manufacturers conform to current Good Manufacturing Practices and other requirements. If any regulatory authority determines that our manufacturing facilities or those of our third-party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. Furthermore, third parties may perceive procedures required to obtain regulatory approval objectionable and may attempt to disrupt or otherwise damage our business as a result. In addition, certain of our agreements may require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals. Any of these events, alone or in unison, could damage our business.

Our stock price has historically experienced high volatility, and could do so in the future, including experiencing a material price decline resulting from a large sale in a short period of time. In addition, our Public Common Stock has certain transfer restrictions which could reduce trading liquidity from what it otherwise would have been and have other undesired effects.

According to the latest available filings with the SEC of which we are aware and excluding our executive officers, we have one shareholder who controls more than 5% of our shares outstanding. This shareholder holds approximately 5.5% of our shares outstanding according to the latest available filings with the SEC of which we are aware. Should this shareholder or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price. For example, we had a shareholder who held over 16% of our shares outstanding as of September 30, 2011 sell all of its holdings in our stock on or before December 7, 2011 – and we believe this contributed to a corresponding decline in our stock price during this period.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2014, our closing stock price has ranged from a low of $8.63 to a high of $18.13. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our shareholders approved an amendment (the "Amendment") to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward ("NOL"). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. Any transfer of shares in violation of the Amendment (a "Transfer Violation") shall be void ab initio under the our Restated Certificate of Incorporation, as amended (our "Certificate of Incorporation") and our Board of Directors has procedures under our Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances. The Amendment could have an adverse impact on the value and trading liquidity of our stock if certain buyers who would otherwise have bid on or purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not bid on or purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer's purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

We may face legal disputes related to our business. For example, on March 12, 2015, a complaint was filed against us in the United States District Court Northern District of Illinois alleging our violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. We may have to use legal means to collect payment for goods shipped to third parties. A legal dispute leading to an unfavorable ruling or settlement could have significant material adverse consequences on our business.

We may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are likely to be costly, time-consuming and distracting. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third-party patents. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture effected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, may not be able to develop alternative approaches if unable to obtain licenses or current and future licenses may not be adequate, any of which could substantially harm our business.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2014, we had an accumulated deficit of $169.5 million. We have achieved only four quarters with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $21.2 million at December 31, 2014. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In addition, if our stock market value is at or above a certain level on June 30, 2015, we will be required to have our independent registered public accountant conduct an audit of our internal controls, which would increase our general and administrative costs.

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

Under our credit and security agreement with Wells Fargo, we are required to comply with various covenants, both financial and non-financial, in order to borrow under the agreement.  The availability of borrowings under this agreement is expected to be important to continue to fund our operations.  Beginning January 1, 2015 a key financial covenant is based on a fixed charge coverage ratio, as defined in the credit and security agreement with Wells Fargo. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo.  Although Wells Fargo has granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. We may need to rely on available borrowings under the credit and security agreement to fund our operations in the future.  If we are unable to borrow funds under this agreement, we will need to raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

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

We have less than 300 record holders as of our latest information, a fact which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Capital Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2	Properties.

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

Item 3	Legal Proceedings.

From time to time, we may be involved in litigation related to claims arising out of our operations. At December 31, 2014, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures.

Not applicable.

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA." The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2013
First Quarter	9.37	7.70
Second Quarter	9.33	6.62
Third Quarter	6.98	5.16
Fourth Quarter	8.93	5.50
2014
First Quarter	11.43	8.19
Second Quarter	12.74	10.27
Third Quarter	14.58	10.60
Fourth Quarter	18.63	11.89
2015
First Quarter (through March 24)	26.68	15.58

As of February 27, 2015, there were approximately 252 record holders of our Public Common Stock, including approximately 95 participant accounts of Cede & Co.'s position held with our registrar, and approximately 3,700 beneficial stockholders. While we paid $1.6 million in dividends in 2012, we do not anticipate any dividend payments in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH

The following graph provides a comparison over the five-year period ended December 31, 2014 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return.

Item 6	Selected Financial Data.

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

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Core companion animal health	$55,655	$57,481	$61,502	$66,404	$72,354
Other vaccines, pharmaceuticals and products	9,796	12,584	11,303	11,935	17,483
Total revenue, net	65,451	70,065	72,805	78,339	89,837

Cost of revenue	40,659	40,878	41,704	47,707	54,122

Gross Profit	24,792	29,187	31,101	30,632	35,715

Operating expenses:
Selling and marketing	14,726	15,167	18,339	19,428	19,159
Research and development	1,597	1,650	958	1,500	1,414
General and administrative	8,111	9,121	9,646	11,134	12,231
Total operating expenses	24,434	25,938	28,943	32,062	32,804

Operating income (loss)	358	3,249	2,158	(1,430)	2,911
Interest and other (income) expense, net	289	(117)	135	(37)	(39)

Income (loss) before income taxes	69	3,366	2,023	(1,393)	2,950
Income tax expense:
Current income tax expense	61	165	214	183	47
Deferred income tax expense (benefit)	(10)	1,056	606	(637)	1,304
Total income tax expense (benefit)	51	1,221	820	(454)	1,351

Net income (loss)	$18	$2,145	$1,203	$(939)	$1,599
Net income (loss) attributable to non-controlling interest	—	—	—	257	(1,004)
Net income (loss) attributable to Heska Corporation	18	2,145	1,203	(1,196)	2,603
Basic net income (loss) per share attributable to Heska Corporation	$0.00	$0.41	$0.23	$(0.21)	$0.44
Diluted net income (loss) per share attributable to Heska Corporation	$0.00	$0.40	$0.22	$(0.21)	$0.41
Dividends declared per share	$—	$—	$0.30	$—	$—

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,492	$6,332	$5,784	$6,016	$5,855
Total current assets	27,279	28,891	32,955	33,911	34,400
Note receivable – related party	—	—	—	1,407	1,466
Total assets	63,048	61,894	66,826	93,553	96,844
Line of credit	3,079	—	2,552	4,798	48
Other short-term borrowings, including current portion of long-term debt	—	—	—	132	141
Total current liabilities	12,660	9,289	14,389	17,706	15,052
Long-term debt, excluding current portion	—	—	—	369	227
Non-controlling interest	—	—	—	13,659	15,679
Public Common Stock subject to redemption	—	—	—	3,405	—
Total stockholders' equity	45,798	48,439	48,862	47,116	53,132

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 24, 2015, and we undertake no duty and do not intend to update this information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended December 31, 2014 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 36% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 31% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 5% of our LTM revenue was from hardware revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 32% of our LTM revenue.

Imaging hardware, software and services represented approximately 15% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 29% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 27% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 73% and 27%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 8% as compared to pro forma revenue for the twelve months ended December 31, 2013 assuming we had consolidated Heska Imaging for the entire period.

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

We have an agreement for the production of certain bovine vaccines which was assigned by a previous distributor, Agri Laboratories, Ltd., ("AgriLabs") to, and assumed by, Eli Lilly and Company ("Eli Lilly") acting through its Elanco Animal Health division ("Elanco") in November 2013.  AgriLabs previously conducted the marketing and sale of certain of these vaccines, which AgriLabs sold primarily under the Titanium® and MasterGuard® brands, under this agreement. This agreement has historically generated a significant portion of our OVP segment's revenue. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Results of Operations

The following table summarizes our results of operations for the three most recent fiscal years:

	Year Ended December 31,
	2012	2013	2014
	(in thousands except per share amounts)
Consolidated Statement of Income Data:
Revenue:
Core companion animal health	$61,502	$66,404	$72,354
Other vaccines, pharmaceuticals and products	11,303	11,935	17,483
Total revenue, net	72,805	78,339	89,837

Cost of revenue	41,704	47,707	54,122

Gross profit	31,101	30,632	35,715

Operating expenses:
Selling and marketing	18,339	19,428	19,159
Research and development	958	1,500	1,414
General and administrative	9,646	11,134	12,231
Total operating expenses	28,943	32,062	32,804
Operating income (loss)	2,158	(1,430)	2,911
Interest and other (income) expense, net	135	(37)	(39)
Income (loss) before income taxes	2,023	(1,393)	2,950
Income tax expense (benefit):
Current income tax expense	214	183	47
Deferred income tax expense (benefit)	606	(637)	1,304
Total income tax expense (benefit)	820	(454)	1,351
Net income (loss)	$1,203	$(939)	$1,599
Net income (loss) attributable to non-controlling interest	$—	$257	$(1,004)
Net income (loss) attributable to Heska Corporation	$1,203	$(1,196)	$2,603

Basic net income (loss) per share attributable to Heska Corporation	$0.23	$(0.21)	$0.44
Diluted net income (loss) per share attributable to Heska Corporation	$0.22	$(0.21)	$0.41
Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,326	5,755	5,951
Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,489	5,755	6,409

Revenue

Total revenue increased 15% to $89.8 million in 2014 compared to $78.3 million in 2013. Total revenue increased 8% to $78.3 million in 2013 compared to $72.8 million in 2012.

CCA segment revenue increased 9% to $72.4 million in 2014, including $13.6 million in revenue from Heska Imaging, compared to $66.4 million in 2013. Increased sales of our instrument consumables, somewhat offset by lower sales of our heartworm diagnostic tests, were a key factor in the improvement. CCA segment revenue increased 8% to $66.4 million in 2013 compared to $61.5 million in 2012. The largest factor in the increase was $12.7 million in revenue from Heska Imaging, which represents the revenue from sales after our acquisition of Heska Imaging on February 24, 2013. We also generated greater revenue from sales of our heartworm preventive to Merck Animal Health. These were somewhat offset by lower revenue from domestic sales of our heartworm diagnostic tests, our chemistry instruments, our hematology instruments, our instrument consumables and our international allergy business.

OVP segment revenue increased 47% to $17.5 million in 2014 compared to $11.9 million in 2013. The largest factor in the increase was greater revenue from the contract Elanco Animal Health assumed from Agrilabs in 2013. OVP segment revenue increased 6% to $11.9 million in 2013 compared to $11.3 million in 2012. Increased revenue from sponsored research and development activities was the largest factor in the increase.

Cost of Revenue

2014 Cost of revenue was $54.1 million, an increase of 13% compared to $47.7 million in 2013. Gross profit increased 17% to $35.7 million in 2014 from $30.6 million in 2013.  2014 gross profit included $3.6 million in gross profit from Heska Imaging. Gross Margin, i.e. gross profit divided by total revenue, increased to 39.8% in 2014 from 39.1% in 2013. In June 2013, we recognized a reserve (the "Roche Reserve") related to an agreement (the "Roche Agreement") with Roche related to our blood gas analyzers under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time. The Roche Reserve was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement. In addition, in June 2013 we recognized a $453 thousand reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell. A shift in product mix to relatively lower margin product areas as well as the impact of the Roche Reserve and the SpotChem Reserve, were factors in the decline in Gross Margin for the twelve months ended December 31, 2013 as compared to the prior year period. The Roche Reserve and the Spot Chem reserve, along with product mix, were factors in the improved year-over-year Gross Margin. These factors were somewhat offset by a higher relative revenue contribution from our OVP segment, which tends to operate at lower Gross Margin than our consolidated Gross Margin, and lower Gross Margin recognized from Heska Imaging.

2013 Cost of revenue was $47.7 million, an increase of 14% compared to $41.7 million in 2012. Gross profit decreased 2% to $30.6 million in 2013 from $31.1 million in 2012.  Gross Margin, i.e. gross profit divided by total revenue, decreased to 39.1% in 2013 from 42.7% in 2012. A shift in product mix to relatively lower margin product areas as well as the impact of the Roche Reserve and the Spot Chem Reserve, were factors in the decline in Gross Margin in 2013 as compared to 2012.

Operating Expenses

Selling and marketing expenses were $19.2 million in 2014, including $4.5 million recognized from Heska Imaging. This represents a 1% decline compared to $19.4 million in selling and marketing expenses in 2013. Lower promotional and advertising expenses was a key factor in the change. Selling and marketing expenses increased by 6% to $19.4 million in 2013 compared to $18.3 million in 2012. Heska Imaging sales and marketing expense of $3.3 million recognized in 2013 but not 2012, was the largest factor in the change. This was somewhat offset by lower spending on travel and compensation for members of our sales force and lower marketing expenses related to advertising and other third party services.

Research and development expenses were $1.4 million in 2014, including $273 thousand in expense recognized from Heska Imaging, a decrease of $85 thousand as compared to $1.5 million in 2013. Research and development expenses were $1.5 million in 2013, including $175 thousand in expense recognized from Heska Imaging, an increase of $542 thousand as compared to $958 thousand in 2012. In addition to expense recognized from Heska Imaging, which did not occur in 2012, factors in the change in both cases include a reserve in 2013 for equipment that had been previously used in a project that was discontinued in 2013 and expenses related to the Roche Reserve, neither of which occurred in 2012 or 2014.

General and administrative expenses were $12.2 million, including approximately $913 thousand in expense recognized from Heska Imaging, in 2014, an increase of 10% as compared to $11.1 million in 2013. Increased non-cash compensation expense related to new employment agreements for our Chief Executive Officer and our Executive Chair which were signed in March 2014, were key factors in the change. General and administrative expenses were $11.1 million and included approximately $1.0 million in expense recognized from Heska Imaging in 2013, a 15% increase as compared to $9.6 million in 2012. In addition to expenses from and related to the acquisition of Heska Imaging, severance expenses related to the termination of certain employees and expenses related to the Roche Reserve were key factors in the increase.

Interest and Other Expense, Net

Interest and other expense, net, was income of $39 thousand in 2014, as compared to income of $37 thousand in 2013 and an expense of $135 thousand in 2012. This line item can be broken into two components: net interest expense or income and net foreign currency gains and losses. Net interest was expense of $16 thousand in 2014, as compared to income of $53 thousand in 2013 and an expense of $22 thousand in 2012. We recognized net interest income related to Heska Imaging in 2013 and 2014, primarily related to income on an interest-bearing note from Cuattro Veterinary, LLC, which did not occur in 2012, although the net interest income related to Heska Imaging was lower in 2014 as compared to 2013 due to higher interest expense from increased average interest-bearing balances owed by Heska Imaging. Net foreign currency gain was $55 thousand in 2014, as compared to net foreign currency losses of $16 thousand in 2013 and $113 thousand in 2012.

Income Tax Expense (Benefit)

In 2014, we had total income tax expense of $1.4 million, including $1.3 million in domestic deferred income tax expense, a non-cash item, and $47 thousand in current income tax expense. In 2013, we had total income tax benefit of $454 thousand, including $637 thousand in domestic deferred income tax benefit, a non-cash item, and $183 thousand in current income tax expense. In 2012, we had total income tax expense of $820 thousand, including $606 thousand in domestic deferred income tax expense, and $214 thousand in current income tax expense. We had a deferred income tax benefit in 2013 as we had a loss before income taxes in 2013. We generated domestic taxable income in 2013 due to the impact of upfront payments received in 2013, which is why we had domestic current tax expense despite a loss before income taxes and a deferred tax benefit. We had both current tax expense and deferred tax expense in 2012 and 2014 as we generated income before income taxes and utilized deferred tax assets, including our NOL, in both periods.

Net Income (Loss)

Our 2014 net income was $1.6 million as compared to net loss of $939 thousand in 2013 and net income of $1.2 million in 2012.  Increased revenue and Gross Margin, somewhat offset by higher operating expenses, were factors in the improvement from 2013 to 2014. Increased operating expenses and lower Gross Margin, somewhat offset by higher revenue, were the most important factors in the decline from 2012 to 2013.

Net Income (Loss) attributable to Heska Corporation

Net income attributable to Heska Corporation was $2.6 million in 2014, as compared to a net loss attributable to Heska Corporation of $1.2 million in 2013 and net income attributable to Heska Corporation of $1.2 million in 2012. The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $1.0 million in 2014 and net income of $257 thousand in 2013. There was no corresponding entry for 2012 as Heska Imaging was not consolidated into our financial statements until February 24, 2013.

Liquidity, Capital Resources and Financial Condition

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2014, we had net income of $1.6 million. In 2014, net cash provided from operations was $5.8 million. At December 31, 2014, we had $5.9 million of cash and cash equivalents, working capital of $19.3 million and $48 thousand outstanding borrowings under our revolving line of credit, discussed below.

Net cash provided from operating activities was $5.8 million in 2014 as compared to cash used by operating activities of $1.4 million in 2013, a change of approximately $7.2 million. Key factors in the change were a $4.5 million improvement in cash provided by net income and deferred tax expense, a $4.1 million improvement in cash provided by accounts payable, accrued liabilities and other current liability accounts primarily related to payment timing, a $1.5 million increase in non-cash stock-based compensation which was primarily related to restricted stock grants to our Chief Executive Officer and our Executive Chair in 2014 and $1.2 million in increased depreciation and amortization for which a factor was increased depreciation and amortization recognized from Heska Imaging rental assets. Greater cash provided from these key factors in 2014 as compared to 2013 were somewhat offset by $3.9 million in greater cash used in inventory in 2014, some of which related to inventory transferred to property, plant and equipment as rental units. Net cash flows from operating activities used cash of $1.4 million in 2013 as compared to $369 thousand in 2012, a change of approximately $1.0 million. A key factor in the change was a $3.4 million change in cash used in moving from net income in 2012 to a net loss in 2013, including the impact on deferred tax expense or benefit. We had higher levels of accounts receivable, accounts payable, accrued liabilities and other current assets at year end 2012 than we did at year end 2013, which had corresponding cash flow effects; we experienced $4.2 million greater cash usage due to accounts payable, accrued liabilities and other short term liabilities in 2013 as compared to 2012; we also experienced $3.8 million greater cash generated from accounts receivable and other current assets in 2013 as compared to 2012. We were provided $2.4 million greater cash from deferred revenue, other long-term liabilities and other long-term assets, primarily related to upfront payments received in 2013 as compared to 2012. Depreciation and amortization provided $798 thousand more cash in 2013 as opposed to 2012, with the increase primarily related to depreciation and amortization from Heska Imaging.

Net cash flows from investing activities used cash of $2.3 million in 2014 as compared to cash provided of $71 thousand in 2013 and using cash of $1.5 million in 2012. The major factor in the change in 2014 from 2013 and 2013 from 2012 was $5.0 million in proceeds from disposition of property, including non-core vaccine-related intellectual property, which occurred in June 2013, which was somewhat offset by the incremental $3.0 million investment in Heska Imaging in February 2013. Purchases of property and equipment increased $407 thousand in 2014 as compared to 2013. Purchases related to loaner and demonstration equipment for Heska Imaging, somewhat offset by lower spending related to our OVP segment and capitalized software costs, was a factor in the change. Purchases of property and equipment also increased $421 thousand in 2013 as compared to 2012. The largest factor in the change was capitalized software costs related to a new customer relationship management system.

Net cash flows from financing activities used cash of $3.5 million in 2014, provided cash of $1.5 million in 2013 and provided cash of $1.3 million in 2012. In 2014, we used cash by repaying $4.8 million under our revolving line of credit and $178 thousand in other debt. This was somewhat offset by $1.4 million in cash provided by the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, net of Heska Imaging distributions to the Imaging Minority which include payments required by a state tax authority. Cash provided by the issuance of common stock was greater in 2014 than in 2013 or 2012 due to increased cash from option exercises. In 2013, we borrowed $2.2 million under our line of credit and received $323 thousand in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, which were cash inflows, but we repaid $1.0 million in other debt which was a cash outflow. The increased line of credit borrowing was largely necessary to fund the other debt repayments as well as cash used in our operating activities. In 2012, we borrowed $2.6 million under our line of credit and received $390 thousand in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon option exercises, somewhat offset by funds paid to participating shareholders in our odd lot tender offer for shareholders with 99 shares or less. These cash flows were somewhat offset by $1.6 million in dividends we paid. In 2012, we essentially borrowed under our line of credit to finance dividends paid to shareholders, our capital expenditures and cash used in our operating activities.

At December 31, 2014, Heska Corporation had accounts receivable from Heska Imaging of $6.1 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At December 31, 2014, we, including the balance sheets of our consolidated subsidiaries, had an account receivable from Cuattro Software, LLC of $871 thousand, net accounts receivable from Cuattro, LLC of $21 thousand and net accounts payable to Cuattro, LLC of $252 thousand. These items are listed on our consolidated balance sheets as "Due from - related parties" and "Due to – related party" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.

At December 31, 2014, we had a $1.5 million Note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note accrues interest at the same interest rate as the Company pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our consolidated balance sheets as "Note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of a majority interest in Heska Imaging on February 24, 2013.

At December 31, 2014, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At December 31, 2014, we had $48 thousand of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2014, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly. We expect the stated rate will decline to LIBOR plus 2.75% as of April 1, 2015 based on the terms of the credit and security agreement and our 2014 financial performance. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. Among the financial covenants through December 31, 2014 were requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly. As of January 1, 2015 a key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2014. We failed to comply with the net income covenant as of June 30, 2013, for which we obtained a waiver and subsequently negotiated new covenants as well as an extension of our asset-based revolving line of credit with Wells Fargo to December 31, 2015. At December 31, 2014, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $8.8 million.

At December 31, 2014, we had other borrowings outstanding totaling $368 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $141 thousand of principal associated with this note is listed as short term on our consolidated balance sheets as it is due within a year.

At December 31, 2014, our consolidated balance sheets included $15.7 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. At the time of the Acquisition, we estimated a weighted average valuation for this position and began accreting to this value over a three year period from the date of the Acquisition using a weighted average cost of capital of 18.65%. The cost of capital assumption was provided to us by a third party with expertise in estimating such items. We evaluate the value of this position every reporting period and in 2014 decided to adjust our accretion to a weighted average accretion based on various potential outcomes and our estimate of the likelihood of such outcomes, which had the effect of lowering the accretion from what it otherwise would have been. The accretion is to be recorded as a credit where this line item has increased compared to the prior reporting period, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. If the value of non-controlling interest were to decrease compared to the prior reporting period, we anticipate non-controlling interest would be adjusted with a debit to non-controlling interest and a corresponding credit to additional paid-in-capital.

At December 31, 2013, our consolidated balance sheets included $3.4 million in Public Common Stock subject to redemption. This represented the shares of stock we issued to acquire our position in Heska Imaging, which may have been used to meet the purchase obligation if a Cuattro 12-month Call Option or a Cuattro 18-month Call Option had been exercised under the Operating Agreement. The Cuattro 12-month Call Option expired in February 2014 and the Imaging Minority waived the Cuattro 18-month Call Option in May 2014, and, accordingly, these shares are no longer reported as "Public Common Stock subject to redemption" following the waiver. The corresponding credit at the time of waiver increased our additional paid-in capital.

Our financial plan for 2015 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2015 and into 2016. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's remaining 45.4% position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017.  Furthermore, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements in 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. While we intend to meet any related cash payment obligations with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. These potential cash payment obligations are an important consideration for us in our cash management decisions.

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 lowest strike put, but not its 2015 highest strike put, in 2015. In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $13.6 million, as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own. In such a case, while we have the right to deliver up to 55% of the consideration in our Pubic Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value is less than the market value of our stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Assuming we deliver the full 55% of the consideration in our Public Common Stock, we could still have an obligation to pay approximately $6.1 million in cash as well as 25% of Heska Imaging's cash to the Imaging Minority in this circumstance.

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

A summary of our contractual obligations at December 31, 2014 is shown below:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$368	$141	$227	$—	$—
Interest payments on debt	129	118	11	—	—
Line of credit	48	48	—	—	—
Unconditional purchase obligations	4,322	4,322	—	—	—
Operating leases	14,081	1,861	3,259	3,017	5,944
Purchase of non-controlling interest	6,214	—	6,214	—	—
Total contractual cash obligations	$25,162	$6,490	$9,711	$3,017	$5,944

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

The line item entitled "Purchase of non-controlling interest" indicates our obligations to purchase the non-controlling interest in Heska Imaging under a series of performance-based puts. We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 lowest strike put, but not its 2015 highest strike put, in 2015 and that we will be able to deliver 55% of the consideration required by the put in our Public Common Stock. The table above assumes this is the case, assumes that Heska Imaging's performance merits the maximum payout under this put, estimates Heska Imaging year end 2015 cash based on year end 2014 and assumes the Imaging Minority exercises this option in full. In such a circumstance, we would pay $6.2 million in cash in 2016 following our 2015 audit. As discussed above, if our stock declines such that Delivery Stock Value is less than the market value of our stock at the time of Acquisition, we would not be able to deliver our Public Common Stock as consideration upon the exercise of any put by the Imaging Minority and we would have to deliver the full consideration to acquire the minority interest in cash. Furthermore, we are limited to a maximum of approximately 650 thousand shares as consideration upon the exercise of any put by the Imaging Minority, which in certain circumstances could require us to deliver more than 45% of the consideration required by a put in cash. The maximum Put Payment, excluding a change-in-control, by year is 25% of Heska Imaging's cash plus an amount as follows: $17.0 million in 2016 following the 2015 audit, $17.0 million in 2017 following the 2016 audit and $36.9 million in 2018 following the 2017 audit. In addition, the Change in Control Payment is $42.4 million in cash until at least the end of 2015.

Net Operating Loss Carryforwards

As of December 31, 2014, we had a net domestic operating loss carryforward, or NOL, of approximately $108.4 million, a domestic alternative minimum tax credit carryforward of approximately $308 thousand and a domestic research and development tax credit carryforward of approximately $472 thousand for federal tax purposes. Our federal NOL is expected to expire as follows if unused: $102.5 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU is to be effective for reporting periods beginning after December 15, 2016, and is anticipated to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not evaluated the impact of the adoption of this ASU on the Company's consolidated results.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosures about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued as well as certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company has not evaluated the impact of the adoption of this ASU on the Company's consolidated results.

Management has evaluated recent accounting pronouncements other than ASU No. 2014-09 and ASU No. 2014-15 and determined none would have a material impact on the Company's financial statements.

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

Interest Rate Risk

At December 31, 2014, there was approximately $48 thousand outstanding on our line of credit with Wells Fargo. We also had approximately $5.9 million of cash and cash equivalents at December 31, 2014, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2014. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point, we would experience a decrease/increase in annual net interest expense of approximately $58 thousand based on our outstanding balances as of December 31, 2014.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2014.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our 2014 results of operations, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of December 31, 2014 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, would be a resulting gain/loss in operating income of approximately $254 thousand and a currency loss/gain of $69 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $93 thousand and a currency gain/loss of $352 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $306 thousand and a currency loss/gain of $276 thousand.

Item 8.	Financial Statements and Supplementary Data.

HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heska Corporation

Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2014. Our audits also included financial statement Schedule II appearing under Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EKS&H LLLP

March 25, 2015

Boulder, Colorado

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,016	$5,855
Accounts receivable, net of allowance for doubtful accounts of $209 and $216, respectively	11,409	11,919
Due from – related parties	1,200	892
Inventories, net	11,687	12,658
Deferred tax asset, current	2,156	1,489
Other current assets	1,443	1,587
Total current assets	33,911	34,400
Property and equipment, net	9,928	13,410
Note receivable – related party	1,407	1,466
Goodwill and other intangibles	21,571	21,205
Deferred tax asset, net of current portion	26,358	25,721
Other long-term assets	378	642
Total assets	$93,553	$96,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,448	$4,897
Due to – related party	—	252
Accrued liabilities	4,420	5,130
Current portion of deferred revenue	3,908	4,584
Line of credit	4,798	48
Other short-term borrowings, including current portion of long-term note payable	132	141
Total current liabilities	17,706	15,052
Long-term note payable, net of current portion	369	227
Deferred revenue, net of current portion, and other	11,298	12,754
Total liabilities	29,373	28,033

Commitments and contingencies

Non-Controlling Interest	13,659	15,679
Public Common Stock subject to redemption	3,405	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 5,845,931 and 6,342,205 shares issued and outstanding, respectively	58	63
Additional paid-in capital	217,588	222,297
Accumulated other comprehensive income	580	283
Accumulated deficit	(171,110)	(169,511)
Total stockholders' equity	47,116	53,132
Total liability and stockholders' equity	$93,553	$96,844

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenue:
Core companion animal health	$61,502	$66,404	$72,354
Other vaccines, pharmaceuticals and products	11,303	11,935	17,483
Total revenue, net	72,805	78,339	89,837

Cost of revenue	41,704	47,707	54,122

Gross profit	31,101	30,632	35,715

Operating expenses:
Selling and marketing	18,339	19,428	19,159
Research and development	958	1,500	1,414
General and administrative	9,646	11,134	12,231
Total operating expenses	28,943	32,062	32,804
Operating income (loss)	2,158	(1,430)	2,911
Interest and other (income) expense, net	135	(37)	(39)
Income (loss) before income taxes	2,023	(1,393)	2,950
Income tax expense:
Current income tax expense	214	183	47
Deferred income tax expense (benefit)	606	(637)	1,304
Total income tax expense (benefit)	820	(454)	1,351

Net income (loss)	$1,203	$(939)	$1,599
Net income (loss) attributable to non-controlling interest	—	257	(1,004)
Net income (loss) attributable to Heska Corporation	1,203	(1,196)	2,603

Basic net income (loss) per share attributable to Heska Corporation	$0.23	$(0.21)	$0.44
Diluted net income (loss) per share attributable to Heska Corporation	$0.22	$(0.21)	$0.41

Weighted average outstanding shares used to compute basic net income (loss) per share attributable to Heska Corporation	5,326	5,755	5,951
Weighted average outstanding shares used to compute diluted net income (loss) per share attributable to Heska Corporation	5,489	5,755	6,409

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2013	2014

Net income (loss)	$1,203	$(939)	$1,599
Other comprehensive income (expense):
Minimum pension liability	(20)	182	—
Unrealized gain (loss) on available for sale investments	—	30	3
Foreign currency translation	74	72	(300)
Comprehensive income (loss)	$1,257	$(655)	$1,302

Comprehensive income (loss) attributable to non-controlling interest	$—	$257	$(1,004)
Comprehensive income (loss) attributable to Heska Corporation	$1,257	$(912)	$2,306

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, January 1, 2012	5,250	52	217,778	242	(169,633)	48,439
Net income (loss)	—	—	—	—	1,203	1,203
Issuance of common stock related to options, ESPP and other	122	2	388	—	—	390
Recognition of stock based compensation	—	—	378	—	—	378
Dividends paid	—	—	—	—	(1,602)	(1,602)
Minimum pension liability adjustments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	74	—	74
Balances, December 31, 2012	5,372	54	218,544	296	(170,032)	48,862
Net income (loss)	—	—	—	—	(939)	(939)
Issuance of common stock related to options, ESPP and other	55	—	323	—	—	323
Recognition of stock based compensation	—	—	423	—	—	423
Stock issued for Heska Imaging	419	4	3,571	—	—	3,575
Stock issued for Heska Imaging Mark to Market	—	—	(3,405)	—	—	(3,405)
Accretion of non-controlling interest	—	—	(1,868)	—	—	(1,868)
Accrued distribution for Heska Imaging minority	—	—	—	—	(139)	(139)
Minimum pension liability adjustments	—	—	—	182	—	182
Unrealized gain on available for sale investments	—	—	—	30	—	30
Foreign currency translation adjustments	—	—	—	72	—	72
Balances, December 31, 2013	5,846	58	217,588	580	(171,110)	47,116
Net income (loss)	—	—	—	—	1,599	1,599
Issuance of common stock related to options, ESPP and other	496	5	1,443	—	—	1,448
Recognition of stock based compensation	—	—	1,881	—	—	1,881
Stock issued for Heska Imaging Mark to Market	—	—	3,405	—	—	3,405
Accretion of non-controlling interest	—	—	(2,020)	—	—	(2,020)
Accrued distribution for Heska Imaging minority	—	—	—	—	—	—
Minimum pension liability adjustments	—	—	—	—	—	—
Unrealized gain on available for sale investments	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	(300)	—	(300)
Balances, December 31, 2014	6,342	$63	$222,297	$283	$(169,511)	$53,132

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2013	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$1,203	$(939)	$1,599
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,699	2,497	3,712
Deferred tax (benefit) expense	606	(637)	1,304
Stock based compensation	378	423	1,881
Unrealized (gain) loss on foreign currency translation	46	20	(81)
Changes in operating assets and liabilities:
Accounts receivable	(3,099)	(159)	(510)
Inventories	(1,405)	(1,687)	(5,592)
Other current assets	(1,551)	(642)	(73)
Accounts payable	1,298	(2,276)	900
Accrued liabilities and other	741	(130)	814
Other non-current assets	—	(179)	(263)
Deferred revenue and other	(285)	2,312	2,091
Net cash provided by (used in) operating activities	(369)	(1,397)	5,782
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	—	(3,019)	—
Purchases of property and equipment	(1,509)	(1,930)	(2,337)
Proceeds from disposition of property and equipment	—	5,020	6
Net cash provided by (used in) investing activities	(1,509)	71	(2,331)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	390	323	1,430
Proceeds from (repayments of) line of credit borrowings, net	2,552	2,246	(4,751)
Proceeds from (repayments of) other debt	—	(1,025)	(178)
Dividends paid to stockholders	(1,602)	—	—
Net cash provided by (used in) financing activities	1,340	1,544	(3,499)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	14	(114)
INCREASE IN CASH AND CASH EQUIVALENTS	(548)	232	(162)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,332	5,784	6,016
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,784	$6,016	$5,855
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$77	$78	$92
Cash paid for income taxes	$153	$84	$272
Non-cash transfer of inventory to property and equipment and other long-term assets	$1,327	$3,950	$4,598
Prepaid applied to acquisition of Heska Imaging	$—	$1,000	$—

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and include short-term, highly liquid investments with original maturities of less than three months. The Company valued its Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The Company held 321,411 and 652,110 Euros at December 31, 2013 and 2014, respectively. The Company held 1,252,220 and 1,252,221 Yen at December 31, 2013 and 2014, respectively. The Company held 209,486 and 166,832 Swiss Francs at December 31, 2013 and 2014, respectively. The Company held 0 and 22,761 Canadian Dollars at December 31, 2013 and 2014, respectively. The majority of the Company's cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of the Company's line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2013 and 2014, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory manufactured by the Company includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

Inventories, net consist of the following (in thousands):

	December 31,
	2013	2014
Raw materials	$5,787	$6,298
Work in process	2,920	2,966
Finished goods	4,784	4,949
Allowance for excess or obsolete inventory	(1,804)	(1,555)
	$11,687	$12,658

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Life	2013	2014
Land	N/A	$377	$377
Building	10 to 20 years	2,868	2,868
Machinery and equipment	3 to 15 years	36,107	30,655
Leasehold and building improvements	7 to 15 years	5,838	5,871
Construction in progress		753	185
		45,943	39,956
Less accumulated depreciation and amortization		(36,015)	(26,546)
		$9,928	$13,410

The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. During 2012, 2013 and 2014, total costs transferred from inventory were approximately $1.3 million, $3.9 million and $4.6 million, respectively.

The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales provided $1.1 million and $1.8 million of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows in 2013 and 2014, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $1.3 million of net property and equipment and $3.0 million of net property and equipment related to these transactions as December 31, 2013 and December 31, 2014, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC.

Depreciation and amortization expense for property and equipment was $1.7 million, $2.5 million and $3.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets. The Company had $791 thousand and $587 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets as of December 31, 2013 and December 31, 2014, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. The Company had $11 thousand, $809 thousand and $31 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the years ended December 31, 2012, 2013 and 2014, respectively.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

The Company's recorded goodwill relates to the February 2013 acquisition of a majority interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC and the 1997 acquisition of Heska AG, the Company's Swiss subsidiary. This goodwill is reviewed at least annually for impairment. This impairment assessment is completed at the reporting unit level. The Company completed its annual analysis of the Company's Swiss subsidiary estimating that the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill at December 15, 2014 and determined there was no indicated impairment. The key inputs to the estimated fair value included estimates of future profitability for the reporting unit as well as discount rate and operating income terminal multiple. The Company also determined there is no indication of impairment for goodwill related to the acquisition of Cuattro Veterinary USA, LLC at December 15, 2014. The key inputs to the estimated fair value included estimates of future profitability for the reporting unit as well as discount rate and operating income terminal multiple. At December 31, 2013 and 2014, goodwill was approximately $21.0 million and $21.0 million, respectively, and was included in the assets of the Core Companion Animal Health segment. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Upfront payments received by the Company under arrangements for product, patent or technology rights in which the Company retains an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. Similarly, upfront payments received by the Company under agreements where the Company is obligated to maintain a product or technology sold to a third party and/or transfer know-how or technology to a third party are initially deferred and revenue is subsequently recognized over the estimated life of the agreement. Milestone payments related to an improvement in a product in which the Company retains an interest in the product are initially deferred and recognized over the estimated life of the agreement or product. The Company received upfront and milestone payments totaling $0.0, $7.0 million and $3.0 million in 2012, 2013 and 2014, respectively. Revenue from royalties is recognized as the Company is informed of sales on which it is entitled to royalties.

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

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

During the years ended December 31, 2012, 2013 and 2014, the Company's operating income and income before income taxes were reduced by $378 thousand, $423 thousand and $1.9 million, respectively, and net income was reduced by $219 thousand, $380 thousand and $1.2 million, respectively, for compensation related to stock options issued and shares issued under our employee stock purchase plan. Basic and diluted earnings per share were reduced by $0.04 and $0.04 in 2012, $0.07 and $0.07 in 2013 and $0.20 and $0.19 in 2014, respectively. For all years presented, there was no material impact on cash flow from operations. Cash flow from financing activities was increased by approximately $386 thousand, $312 thousand and $1.4 million in the years ended December 31, 2012, 2013 and 2014. At December 31, 2014, the Company had two stock-based compensation plans. See Note 7 for a description of these plans and additional disclosures regarding the plans.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $701 thousand, $386 thousand and $111 thousand for the years ended December 31, 2012, 2013 and 2014, respectively.

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

For the twelve months ended December 31, 2012 and 2014, the Company reported net income attributable to Heska Corporation and therefore, dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities other than options to purchase fractional shares that were anti-dilutive for the twelve months ended December 31, 2012 and 2014, and therefore excluded, were outstanding options to purchase 643,094 and 367,225 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the twelve months ended December 31, 2012 and 2014.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income adjusted for the results of certain stockholders' equity changes. Such changes include foreign currency items and minimum pension liability adjustments. At December 31, 2012, Accumulated Other Comprehensive Income (Loss) consists of $912 thousand gain for cumulative translation adjustments, $629 thousand loss for unrealized pension liability and $13 thousand of unrealized gain on available for sale investments. At December 31, 2013, Accumulated Other Comprehensive Income (Loss) consists of $984 thousand gain for cumulative translation adjustments, $447 thousand loss for unrealized pension liability and $43 thousand of unrealized gain on available for sale investments. At December 31, 2014, Accumulated Other Comprehensive Income (Loss) consists of $683 thousand gain for cumulative translation adjustments, $447 thousand loss for unrealized pension liability and $47 thousand of unrealized gain on available for sale investments.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU is to be effective for reporting periods beginning after December 15, 2016, and is anticipated be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not evaluated the impact of the adoption of this ASU on the Company's consolidated results.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern: Disclosures about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued as well as certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company has not evaluated the impact of the adoption of this ASU on the Company's consolidated results.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company accounted for the acquisition pursuant to ASC No. 805, "Business Combinations." Accordingly, it recorded assets acquired, liabilities assumed and non-controlling interests at their estimated fair values. The intangible assets and non-controlling interest were valued based on a report from an independent third party. The following summarizes the aggregate consideration paid by the Company and the allocation of the purchase price (in thousands):

Consideration
Cash	$4,073
Stock	3,571
Total	$7,644

Inventories	$1,466
Notes from Cuattro Veterinary, LLC, due March 15, 2016	1,360
Other tangible assets	1,278
Intangible assets	688
Goodwill	19,994
Notes payable and other borrowings	(1,527)
Accounts payable	(1,424)
Other assumed liabilities	(2,399)
Total Net Assets Acquired	$19,436
Non-controlling interest	(11,792)
Total	$7,644

Intangible assets and their amortization periods are as follows:

	Useful Life (in years)	Fair Value

Trade name	2.75	$688
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

In 2013, following the Acquisition closing, Cuattro, LLC charged Heska Imaging $6.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $140 thousand, primarily related to facility usage and other services. In 2014, Cuattro, LLC charged Heska Imaging $10.5 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $3.9 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $219 thousand, primarily related to facility usage and other services.

At December 31, 2014, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable - related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $871 thousand, which is included in "Due from - related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $21 thousand which is included in "Due from - related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $252 thousand which is included in "Due to - related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $6.1 million, including accrued interest, which

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning at December 31, 2013	$13,659
Accretion of Put Value	2,020
Balance at December 31, 2014	$15,679

In addition, Heska Imaging made a distribution of approximately $2 thousand during the twelve months ended December 31, 2014, approximately $1 thousand of which was to the Imaging Minority and which has been recorded on the "Proceeds from issuance of common stock, net of distributions" line item of the Company's consolidated statements of cash flows.

Cuattro Vet USA generated net revenue of $26.4 million and net loss of $1.6 million, inclusive of net loss of $747 thousand attributable to non-controlling interest, for the period from February 24, 2013 to December 31, 2014. The following unaudited pro forma financial information presents the combined results of the Company and Cuattro Vet USA, in thousands, as if the Acquisition had closed on January 1, 2012.

	Year Ended December 31,
	2013	2014

Revenue, net	$79,239	$89,837
Net income (loss) attributable to Heska Corporation	(1,948)	2,603
Basic earnings (loss) per share attributable to Heska Corporation	$(0.34)	$0.44
Diluted earnings (loss) per share attributable to Heska Corporation	(0.34)	0.41

4.	CREDIT FACILITY AND LONG-TERM DEBT

The Company has a credit and security agreement with Wells Fargo which expires December 31, 2015. The agreement includes a $15.0 million asset-based revolving line of credit with a stated interest rate at December 31, 2014 of LIBOR plus 3.75% (4.125%). The Company anticipates the stated interest rate will decline to LIBOR plus 2.75% as of April 1, 2015 based on the terms of credit and security agreement and the Company's 2014 financial performance. There is an annual minimum interest charge of $100 thousand under the agreement. Amounts due under the credit facility are secured by a first security interest in essentially all of the Company's assets excluding assets securing the term debt referenced below, which is an obligation of Heska Imaging and which was outstanding when the Company acquired a majority interest in Heska Imaging. Under the agreement, the Company is required to comply with certain covenants, both

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financial and non-financial. Among the financial covenants through December 31, 2014 are requirements for minimum capital monthly, minimum net income quarterly and capital expenditures monthly. Beginning January 1, 2015 a key financial covenant is based on a fixed charge coverage ratio, as defined in the credit and security agreement with Wells Fargo. The amount available for borrowings under the line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. As of December 31, 2014, there was $48 thousand of borrowings outstanding and there was approximately $8.8 million available capacity for borrowings under the line of credit agreement.

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2013	2014
Term loan with a financial entity, secured by demo equipment, due in monthly installments beginning July 2012 with the balance paid in full in June 2017 and a stated interest rate of 6.0%.	$501	$368

Less current portion of long-term debt	132	141
Long-term debt, net of current portion	$369	$227

Maturities of long-term debt as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,
2015	$141
2016	149
2017	78
$368

5.	SUPPLEMENTAL DISCLOSURE OF INTEREST AND OTHER EXPENSE (INCOME) INFORMATION

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Interest and other expense (income):
Interest income	$(95)	$(127)	$(190)
Interest expense	117	74	206
Other, net	113	16	(55)
	$135	$(37)	$(39)

6.	INCOME TAXES

As of December 31, 2014, the Company had a domestic net operating loss carryforward ("NOL"), of approximately $108.4 million, a domestic alternative minimum tax credit of approximately $307 thousand and a domestic research and development tax credit carryforward of approximately $472 thousand for federal tax purposes. The Company's federal NOL is expected to expire as follows if unused: $102.5 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $385 thousand in 2027. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change").

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future. The Company has established a valuation allowance against those NOL's for which it is estimated to be more likely than not that they will expire unutilized.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2011 – 2013 remain open to examination by the federal Internal Revenue Service and the tax years 2010 – 2013 remain open for various state taxing authorities.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014

Domestic	$1,869	$(1,508)	$2,837
Foreign	154	115	113
	$2,023	$(1,393)	$2,950

Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,
	2013	2014
Current deferred tax assets:
Inventory	$692	$643
Accrued compensation	131	124
Net operating loss carryforwards – domestic	1,589	1,198
Stock and Stock Options	443	57
Other	695	601
	3,550	2,623
Valuation allowance	(1,394)	(1,134)
Total current deferred tax assets	$2,156	$1,489
Noncurrent deferred tax assets:
Research and development tax credit	$598	$472
Alternative minimum tax credit	297	308
Deferred revenue	3,978	4,396
Property and equipment	2,006	1,777
Net operating loss carryforwards – domestic	36,445	39,079
Other	60	(732)
	43,384	45,300
Valuation allowance	(17,026)	(19,579)
Total noncurrent deferred tax assets	$26,358	$25,721

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current income tax expense (benefit):
Federal	$41	$95	$11
State	140	62	7
Foreign	33	26	29
Total current expense (benefit)	214	183	47
Deferred income tax expense (benefit):
Federal	560	(583)	1,181
State	46	(54)	123
Foreign	—	—	—
Total deferred expense (benefit)	606	(637)	1,304
Total income tax expense (benefit)	$820	$(454)	$1,351

The Company's income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2012	2013	2014

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	4%	3%	5%
Non-controlling interest in Heska Imaging US, LLC	—	6%	12%
Other permanent differences	6%	(10)%	(3)%
Change in tax rate	(1)%	—%	2%
Foreign rate difference	(1)%	(1)%	0%
Change in valuation allowance	(638)%	(13)%	78%
Other	637%	13%	(82)%
Effective income tax rate	41%	33%	46%

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements. As of December 31, 2014, the Company has not recorded a liability for uncertain tax positions. The Company would recognize interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2014.

7.	CAPITAL STOCK

Stock Option Plans

The Company has two stock option plans which authorize granting of stock options and stock purchase rights to employees, officers, directors and consultants of the Company to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently cancelled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of the Company's Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan, which allows for the granting

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of options for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2014 was 212,026.

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

There are four key inputs to the Black-Scholes model which the Company uses to estimate fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require the Company to make estimates. The Company's estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. The Company's expected term input was estimated based on the Company's historical experience for time from option grant to option exercise for all employees in 2012, 2013 and 2014; the Company treated all employees in one grouping in all three years. The Company's expected volatility input was estimated based on the Company's historical stock price volatility in 2012, 2013 and 2014. The Company's risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2012, 2013 and 2014. The Company's expected dividends input were 4.3% in 2012, zero in 2013 and zero in 2014. Weighted average assumptions used in 2012, 2013 and 2014 for each of these four key inputs are listed in the following table:

	2012	2013	2014
Risk-free interest rate	0.38%	0.75%	1.21%
Expected lives	3.0 years	3.4 years	3.4 years
Expected volatility	57%	46%	43%
Expected dividend yield	4.3%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,
	2012		2013		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,448,675	$10.425	1,245,161	$11.054	1,321,232	$10.386
Granted at Market	137,950	$9.534	275,654	$7.532	134,800	$16.398
Cancelled	(118,330)	$11.373	(166,286)	$11.437	(218,926)	$17.786
Exercised	(223,134)	$5.863	(33,297)	$6.488	(162,855)	$7.234
Outstanding at end of period	1,245,161	$11.054	1,321,232	$10.386	1,074,251	$10.110
Exercisable at end of period	971,029	$12.129	939,458	$11.556	729,175	$9.800

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The total estimated fair value of stock options granted during the years ended December 31, 2012, 2013 and 2014 were computed to be approximately $402 thousand, $701 thousand and $712 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2012, 2013 and 2014 was computed to be approximately $2.92, $2.54 and $5.28, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 was $1.1 million, $42 thousand and $737 thousand, respectively. The cash proceeds from options exercised during the years ended December 31, 2012, 2013 and 2014 was $263 thousand, $161 thousand and $1.2 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014, excluding outstanding options to purchase an aggregate of 37.4 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.89 years, a weighted average exercise price of $10.55 and exercise prices ranging from $4.40 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2014	Weighted Average Exercise Price
$ 2.70 - $ 7.29	246,696	5.92	$5.631	220,240	$5.498
$ 7.30 - $ 8.34	231,546	8.67	$7.490	84,020	$7.669
$ 8.35 - $ 9.73	214,800	5.06	$8.647	150,408	$8.685
$ 9.74 - $15.80	186,682	3.41	$12.481	178,480	$12.440
$15.81 - $22.50	194,527	6.33	$18.250	96,027	$18.374
$ 2.70 - $22.50	1,074,251	5.98	$10.110	729,175	$9.800

As of December 31, 2014, there was $1.2 million of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years with all cost to be recognized by the end of December 2018, assuming all options vest according to the vesting schedules in place at December 31, 2014. As of December 31, 2014, the aggregate intrinsic value of outstanding options was $8.7 million and the aggregate intrinsic value of exercisable options was $6.1 million.

Employee Stock Purchase Plan (the "ESPP")

Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 375,000 shares of common stock to its employees, of which 374,169 had been issued as of December 31, 2014. Employees of the Company who are expected to work at least 20 hours per week and five months per year are eligible to participate. Under the terms of the plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. During the period from January 1, 2012 to June 30, 2013, the Company's ESPP had a five-year offering period and six-month accumulation periods ending on each June 30 and December 31. The purchase price of stock on June 30 and December 31 was 85% of the fair market value at purchase.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Beginning on July 1, 2013, the Company's ESPP had a 27-month offering period and three-month accumulation periods ending on each March 31, June 30, September 30 and December 31. The purchase price of stock on March 31, June 30, September 30 and December 31 was the lesser of (1) 85% of the fair market value at the time of purchase and (2) the greater of (i) 95% of the fair market value at the beginning of the applicable offering period or (ii) 65% of the fair market value at the time of purchase. In addition, participating employees may purchase shares under the ESPP at the beginning of an applicable offering period for a purchase price of stock equal to 95% of the fair market value at such time or at 5 pm on a day other than March 31, June 30, September 30 and December 31 during the applicable offering period for a purchase price of stock equal to 95% of the fair market value at purchase.

Since July 1, 2013, the Company has estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	2013	2014
Risk-free interest rate	0.21%	0.23%
Expected lives	1.3 years	1.3 years
Expected volatility	34%	34%
Expected dividend yield	0%	0%

For the years ended December 31, 2012, 2013 and 2014, the weighted-average fair value of the purchase rights granted was $1.45, $1.28 and $2.61 per share, respectively.

Restricted Stock Issuance

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

On March 26, 2014, the Company issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche vested on September 26, 2014, and each of the three remaining tranches is to vest on the succeeding March 26 until all shares are vested in full as of March 26, 2017. On May 6, 2014, the Company issued an additional 130,000 shares to Mr. Wilson following a vote of approval on the issuance by the Company's stockholders. The shares were issued in ten equal tranches, five of which were subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which were subject to vesting based on certain "Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement. All shares subject to vesting based on "Adjusted EBITDA" vested based on the Company's 2014 performance and one of five tranches based on the achievement of certain stock price targets had vested as of December 31, 2014.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Restrictions on the transfer of Company stock

The Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), places restrictions (the "Transfer Restrictions") on the transfer of the Company's stock that could adversely affect the Company's ability to utilize its domestic Federal Net Operating Loss Position. In particular, the Transfer Restrictions prevent the transfer of shares without the approval of the Company's Board of Directors if, as a consequence of such transfer, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of the Company's Board of Directors. Any transfer of shares in violation of the Transfer Restrictions (a "Transfer Violation") shall be void ab initio under the Certificate of Incorporation, and the Company's Board of Directors has procedures under the Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances.

8.	MAJOR CUSTOMERS

One customer represented approximately 12% of the Company's 2014 revenue and 13% of the Company's 2013 revenue and another customer represented approximately 11% of the Company's 2014 revenue. One customer represented approximately 11% of the Company's accounts receivable at December 31, 2014 and 12% of the Company's accounts receivable at December 31, 2013 and another entity represented 16% of the Company's accounts receivable at December 31, 2013. No other customers represented 10% or more of revenue for 2012, 2013 or 2014 nor 10% or more of accounts receivable at December 31, 2013 or December 31, 2014.

9.	COMMITMENTS AND CONTINGENCIES

The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In the years ended December 31, 2012, 2013 and 2014, royalties of $503 thousand, $391 thousand and $388 thousand became payable under these agreements, respectively.

The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $4.3 million for fiscal 2015.

The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2014 as follows (in thousands):

Year Ending December 31,
2015	$1,861
2016	1,642
2017	1,617
2018	1,513
2019	1,504
Thereafter	5,944
$14,081

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had rent expense of $1.8 million, $1.8 million and $1.9 million in 2012, 2013 and 2014, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. At December 31, 2014, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve on December 31, 2014 was $449 thousand.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2012:
Total revenue	$61,502	$11,303	$72,805
Operating income (loss)	1,160	998	2,158
Interest expense	91	26	117
Total assets	55,071	11,755	66,826
Net assets	39,726	9,136	48,862
Capital expenditures	634	875	1,509
Depreciation and amortization	862	837	1,699

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2013:
Total revenue	$66,404	$11,935	$78,339
Operating income (loss)	(2,295)	865	(1,430)
Interest expense	45	29	74
Total assets	81,041	12,512	93,553
Net assets	37,732	9,384	47,116
Capital expenditures	512	1,418	1,930
Depreciation and amortization	1,691	806	2,497

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
2014:
Total revenue	$72,354	$17,483	$89,837
Operating income (loss)	1,198	1,713	2,911
Interest expense	153	53	206
Total assets	85,361	11,483	96,844
Net assets	44,520	8,612	53,132
Capital expenditures	1,864	473	2,337
Depreciation and amortization	2,954	758	3,712

Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2012	2013	2014
United States	$64,552	$71,713	$83,584
Europe	2,996	2,738	2,264
Other International	5,257	3,888	3,989
Total	$72,805	$78,339	$89,837

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	For the Years Ended December 31,
	2012	2013	2014
United States	$63,980	$90,572	$93,977
Europe	2,846	2,981	2,867
Other International	—	—	—
Total	$66,826	$93,553	$96,844

11. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2013 and 2014 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2013:
Total revenue	$18,979	$18,261	$17,595	$23,504	$78,339
Gross profit	7,802	5,020	7,406	10,404	30,632
Operating income (loss)	(682)	(3,578)	75	2,755	(1,430)
Net income (loss)	(352)	(2,467)	(18)	1,898	(939)
Net income (loss) attributable to Heska Corporation	(386)	(2,228)	241	1,177	(1,196)
Basic net income (loss) per share attributable to Heska Corporation	(0.07)	(0.38)	0.04	0.20	(0.21)
Diluted net income (loss) per share attributable to Heska Corporation	(0.07)	(0.38)	0.04	0.20	(0.21)

2014:
Total revenue	$20,793	$22,916	$21,805	$24,323	$89,837
Gross profit	8,279	9,077	8,317	10,042	35,715
Operating income (loss)	(101)	917	341	1,754	2,911
Net income (loss)	(273)	778	15	1,079	1,599
Net income (loss) attributable to Heska Corporation	192	1,069	513	829	2,603
Basic net income (loss) per share attributable to Heska Corporation	0.03	0.18	0.09	0.14	0.44
Diluted net income (loss) per share attributable to Heska Corporation	0.03	0.17	0.08	0.12	0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the 1992 COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007 which modified criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2014, including the 1988 Stock Option Plan, the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	1,074,251	$10.11	212,026
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	1,074,251	$10.11	212,026

(1)	Excluding outstanding options to purchase an aggregate of 37.4 fractional shares resulting from our December 2010 reverse stock split.
Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K.

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II

HESKA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Year	Additions charged to Costs and Expenses	Other Additions	Deductions		Balance At End of Year
Allowance for doubtful accounts
Year ended:
December 31, 2012	$174	$76	—	$(95)	(a)	$155
December 31, 2013	$155	$98	—	$(44)	(a)	$209
December 31, 2014	$209	$143	—	$(136)	(a)	$216

(a)	Write-offs of uncollectible accounts.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*		1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*		1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.7*		2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.8*		2003 Equity Incentive Plan Outside Directors Option Agreement.
10.9*	(17)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.10*		Amended and restated Management Incentive Plan Master Document.
10.11*		2015 Management Incentive Plan.
10.12*	(16)	Director Compensation Policy.
10.13*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.14*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.15*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.16*		Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.17*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.19*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.20*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.23*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.

10.25*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.26*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.28*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*		Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.30*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*		Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.32	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.33	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.34	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.55	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.36+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.37+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.38+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.39	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.40+	(10)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.
10.41+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.42+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.43+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.44+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.45+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.

10.46+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.47+	(20)	Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.
10.48+	(24)	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.
10.49+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.50+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.51	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.52+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.
10.53+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004.
10.54+	(8)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.
10.55+	(8)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.56+	(9)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.57+	(12)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.58+	(15)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.59+	(17)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.60+	(22)	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.61+	(22)	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.62	(21)	Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.
10.63+	(8)	Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.64+	(10)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.
10.65+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.66+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.67+	(23)	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
10.68+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.69+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.70+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.71+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.72+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.73+	(23)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.
10.74+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.75+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.76+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2015.

HESKA CORPORATION
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director	March 25, 2015
/s/ JASON A. NAPOLITANO Jason A. Napolitano	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 25, 2015
/s/ ROBERT B. GRIEVE Robert B. Grieve, Ph.D.	Executive Chair	March 25, 2015
/s/ SHARON L. RILEY Sharon L. Riley	Lead Director	March 25, 2015
/s/ WILLIAM A. AYLESWORTH William A. Aylesworth	Director	March 25, 2015
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 25, 2015
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	March 25, 2015
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	March 25, 2015
/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 25, 2015

 Exhibit Index

(3) Exhibits:

 The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*		1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*		1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan).
10.6*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.7*		2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.8*		2003 Equity Incentive Plan Outside Directors Option Agreement.
10.9*	(17)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.10*		Amended and restated Management Incentive Plan Master Document.
10.11*		2015 Management Incentive Plan.
10.12*	(16)	Director Compensation Policy.
10.13*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.14*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.15*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.16*		Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.17*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.19*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.20*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.23*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.25*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.26*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.

10.28*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*		Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.30*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*		Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.32	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.33	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.34	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.35	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.36+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.37+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.38+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.39	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.40+	(10)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.
10.41+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.42+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.43+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.44+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.45+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.46+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.47+	(20)	Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.48+	(24)	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.
10.49+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.50+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.51	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.52+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.
10.53+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004.
10.54+	(8)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.
10.55+	(8)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.56+	(9)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.57+	(12)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.58+	(15)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.59+	(17)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.60+	(22)	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.61+	(22)	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.62	(21)	Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.
10.63+	(8)	Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.64+	(10)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.
10.65+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.66+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.67+	(23)	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
10.68+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.69+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.70+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.71+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.72+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.73+	(23)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.
10.74+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.75+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.76+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.2**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.