Form 10-K/A
period 2014-12-31
HESKA CORP
filed 2015-05-08
CIK 1038133

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
___________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2014 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page

PART IV	1
Item 15. Exhibits and Financial Statement Schedules	1
SIGNATURES	7
-i-

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Heska Corporation (the "Company") for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the "Commission") on March 25, 2015 (the "Original Filing"). This Amendment is being filed solely to file as Exhibit 23.1 the consent of EKS&H LLLP that was referenced in the exhibit list and exhibit index to, but inadvertently omitted from, the Original Filing, and to indicate on the cover page by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the Company’s definitive proxy statement incorporated by reference in Part III of the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

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

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*	#	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	#	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	#	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*	#	1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5*	#	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.7*	#	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.8*	#	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.9*	(17)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.10*	#	Amended and restated Management Incentive Plan Master Document.
10.11*	#	2015 Management Incentive Plan
10.12*	(16)	Director Compensation Policy.
10.13*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.14*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.15*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.16*	#	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.17*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.19*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.20*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.23*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.25*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.26*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.28*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*	#	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.

10.30*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*	#	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.32	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.33	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.34	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.35	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.36+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.37+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.38+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.39	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.40+	(10)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.
10.41+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.42+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.43+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.44+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.45+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.46+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.47+	(20)	Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.
10.48+	(24)	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.
10.49+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.50+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.51	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.52+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.

10.53+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004
10.54+	(8)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.
10.55+	(8)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.56+	(9)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.57+	(12)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.58+	(15)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.59+	(17)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.60+	(22)	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.61+	(22)	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.62	(21)	Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.
10.63+	(8)	Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.
10.64+	(10)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.
10.65+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.66+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.67+	(23)	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
10.68+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.69+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.70+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.71+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.72+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.73+	(23)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.

10.74+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.75+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.76+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1	#	Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1	#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	##	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Taxonomy Extension Schema Document.
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
** # ##	Furnished herewith but not filed. Previously filed. Previously furnished but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

HESKA CORPORATION
By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*	#	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	#	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	#	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*	#	1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5*	#	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.7*	#	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.8*	#	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.9*	(17)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.10*	#	Amended and restated Management Incentive Plan Master Document.
10.11*	#	2015 Management Incentive Plan
10.12*	(16)	Director Compensation Policy.
10.13*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.14*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.15*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.16*	#	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.17*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.19*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.20*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.23*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.25*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.26*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.28*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*	#	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.30*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*	#	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.

10.32	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.33	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.34	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.35	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.36+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.37+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.38+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.39	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.40+	(10)	Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.
10.41+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.42+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.43+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.44+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.45+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.46+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.47+	(20)	Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.
10.48+	(24)	Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.
10.49+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.50+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.51	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.52+	(3)	Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 30, 2002.
10.53+	(5)	First Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of September 20, 2004.
10.54+	(8)	Second Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 10, 2004.

10.55+	(8)	Third Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of May 26, 2006.
10.56+	(9)	Fourth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of November 16, 2007.
10.57+	(12)	Fifth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of December 23, 2010.
10.58+	(15)	Sixth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of July 25, 2011.
10.59+	(17)	Seventh Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Diamond Animal Health, Inc. and Agri Laboratories, Ltd., effective as of February 1, 2013.
10.60+	(22)	Eighth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of August 20, 2013.
10.61+	(22)	Ninth Amendment to Amended and Restated Bovine Vaccine Distribution Agreement between Heska Corporation and Agri Laboratories, Ltd., effective as of October 24, 2013.
10.62	(21)	Assignment and Assumption Agreement between Diamond Animal Health, Inc., Agri Laboratories, Ltd. and Eli Lilly and Company (acting through its Elanco Animal Health Division), effective as of November 7, 2013.
10.63+	(8)	Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.
10.64+	(10)	Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated July 12, 2005; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated March 20, 2007; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated January 23, 2008; and Sixth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of October 1, 2008.
10.65+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.66+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.67+	(23)	Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.
10.68+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.69+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.70+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.71+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.72+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.73+	(23)	Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.
10.74+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.75+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.

10.76+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
21.1	#	Subsidiaries of the Company.
23.1	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature Page of this Form 10-K).
31.1	#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	##	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Taxonomy Extension Schema Document.
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.
Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
** # ##	Furnished herewith but not filed. Previously filed. Previously furnished but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.