Form 10-Q
period 2015-03-31
HESKA CORP
filed 2015-05-14
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [_] No [X]
The number of shares of the Registrant's Public Common Stock outstanding at May 13, 2015 was 6,501,506.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share amounts)

(unaudited)

	December 31, 2014	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,855	$5,728
Accounts receivable, net of allowance for doubtful accounts of $216 and $254, respectively	11,919	11,515
Due from – related parties	892	840
Inventories, net	12,658	15,711
Deferred tax asset, current	1,489	1,482
Other current assets	1,587	1,848
Total current assets	34,400	37,124
Property and equipment, net	13,410	14,080
Note receivable – related party	1,466	1,481
Goodwill and other intangibles	21,205	21,165
Deferred tax asset, net of current portion	25,721	25,470
Other long-term assets	642	1,032
Total assets	$96,844	$100,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,897	$5,138
Due to – related party	252	275
Accrued liabilities	5,130	5,884
Current portion of deferred revenue and other	4,584	4,747
Line of credit	48	1,681
Other short-term borrowings, including current portion of long-term note payable	141	159
Total current liabilities	15,052	17,884
Long-term note payable, net of current portion	227	175
Deferred revenue and other, net of current portion	12,754	12,191
Total liabilities	28,033	30,250

Commitments and contingencies

Non-Controlling Interest	15,679	15,825

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 6,342,205 and 6,489,050 shares issued and outstanding, respectively	63	65
Additional paid-in capital	222,297	222,782
Accumulated other comprehensive income	283	359
Accumulated deficit	(169,511)	(168,929)
Total stockholders' equity	53,132	54,277
Total liability and stockholders' equity	$96,844	$100,352

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2015

Revenue, net:
Core companion animal health	$17,366	$19,572
Other vaccines, pharmaceuticals and products	3,427	3,322
Total revenue, net	20,793	22,894

Cost of revenue	12,514	12,810

Gross profit	8,279	10,084

Operating expenses:
Selling and marketing	4,945	5,460
Research and development	388	419
General and administrative	3,047	3,184
Total operating expenses	8,380	9,063
Operating income (loss)	(101)	1,021
Interest and other (income) expense, net	16	137
Income (loss) before income taxes	(117)	884
Income tax expense:
Current tax expense	21	44
Deferred tax expense	135	257
Total income tax expense	156	301
Net income (loss)	$(273)	$583
Net income (loss) attributable to non-controlling interest	(465)	(15)
Net income attributable to Heska Corporation	$192	$598

Basic net income per share attributable to Heska Corporation	$0.03	$0.10
Diluted net income per share attributable to Heska Corporation	$0.03	$0.09

Weighted average outstanding shares used to compute basic net income per share attributable to Heska Corporation	5,870	6,181

Weighted average outstanding shares used to compute diluted net income per share attributable to Heska Corporation	5,985	6,869

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2015

Net income (loss)	$(273)	$583
Other comprehensive income (expense):
Foreign currency translation	27	76
Unrealized gain (loss) on available for sale investments	(14)	—
Comprehensive income (loss)	$(260)	$659

Comprehensive income (loss) attributable to non-controlling interest	$(465)	$(15)
Comprehensive income attributable to Heska Corporation	$205	$674

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2015

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(273)	$583
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	729	1,006
Deferred tax expense	135	257
Stock-based compensation	119	398
Unrealized (gain) loss on foreign currency translation	(1)	16
Changes in operating assets and liabilities:
Accounts receivable	1,136	405
Inventories	(1,470)	(4,058)
Other current assets	442	(194)
Accounts payable	2,175	237
Accrued liabilities and other	(13)	785
Other non-current assets	(83)	(393)
Deferred revenue and other	2,329	(432)
Net cash provided by (used in) operating activities	5,225	(1,390)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(1,317)	(605)
Proceeds from disposition of property and equipment	6	—
Net cash provided by (used in) investing activities	(1,311)	(605)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	215	235
Proceeds from (repayments of) line of credit borrowings, net	(3,877)	1,633
Proceeds from (repayments of) other debt	(78)	(34)
Net cash provided by (used in) financing activities	(3,740)	1,834
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	34
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	(127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	5,855
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,200	$5,728

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2015, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2015 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2015.

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

Inventories, net consist of the following (in thousands):

	December 31, 2014	March 31, 2015

Raw materials	$6,298	$7,997
Work in process	2,966	3,570
Finished goods	4,949	5,650
Allowance for excess or obsolete inventory	(1,555)	(1,506)
	$12,658	$15,711

Property and Equipment

The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated or amortized, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. For the three months ended March 31, 2014 and the three months ended March 31, 2015, total costs transferred from inventory, including related to instrument rentals, were approximately $803 thousand and $1.0 million, respectively.

The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales provided $314 thousand and $42 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows as of March 31, 2014 and March 31, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $3.0 million of net property and equipment and $2.9 million of net property and equipment related to these transactions as of December 31, 2014 and March 31, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC.

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets. The Company had $587 thousand and $564 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets as of December 31, 2014 and March 31, 2015, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. The Company had $10 thousand and $35 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the three months ended March 31, 2014 and March 31, 2015, respectively.

Cash Interest

Cash paid for interest for the three months ended March 31, 2014 and March 31, 2015 was $25 thousand and $18 thousand, respectively.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to calculate basic net income per common share for the three months ended March 31, 2015 excluded unvested shares of restricted common stock, which totaled 235,177 shares at March 31, 2015. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.

For the three months ended March 31, 2014 and the three months ended March 31, 2015, the Company reported net income attributable to Heska Corporation and therefore, unvested shares of restricted common stock and other dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three months ended March 31, 2014 and the three months ended March 31, 2015, and therefore excluded, were outstanding options to purchase 694,728 and 106,078 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three months ended March 31, 2014 and three months ended March 31, 2015.

3.	NON-CONTROLLING INTEREST AND RELATED PARTY ITEMS

On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC, an entity which was subsequently renamed Heska Imaging US, LLC ("Heska Imaging"). The remaining minority position (45.4%) in Heska Imaging is subject to purchase by Heska under performance-based puts and calls following calendar year 2015, 2016 and 2017. Should Heska undergo a change in control, as defined, prior to the end of 2017, Heska Imaging minority unit holders will be entitled to sell their Heska Imaging units to Heska at the highest call value they could have otherwise obtained if Heska Imaging meets certain minimum performance criteria.

Heska Imaging markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.

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

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $2.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $1.7 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $33 thousand, primarily related to facility usage and other services.

At March 31, 2015, Heska Imaging has a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $826 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $14 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $275 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning at December 31, 2014	$15,679
Accretion of Put Value	146
Balance at March 31, 2015	$15,825

4.	CAPITAL STOCK

Stock Option Plans

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2014 and 2015.

	Three Months Ended March 31,
	2014	2015

Risk-free interest rate	0.89%	1.10%
Expected lives	3.4 years	3.4 years
Expected volatility	43%	42%
Expected dividend yield	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2014		Three Months Ended March 31, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,321,232	$10.386	1,074,251	$10.111
Granted at market	134,800	$16.398	2,546	$19.651
Cancelled	(218,926)	$17.786	(27,457)	$10.076
Exercised	(162,855)	$7.234	(95,750)	$8.632
Outstanding at end of period	1,074,251	$10.110	953,590	$10.286
Exercisable at end of period	729,175	$9.800	655,639	$9.977

The estimated fair value of stock options granted during the three months ended March 31, 2014 and 2015 was computed to be approximately $14 thousand and $15 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the three months ended March 31, 2014 and 2015 was computed to be approximately $2.98 and $6.17, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2015 was approximately $151 thousand and $1.28 million, respectively. The cash proceeds from options exercised during the three months ended March 31, 2014 and 2015 were approximately $253 thousand and $407 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015, excluding outstanding options to purchase an aggregate of 9.2 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.25 years, a weighted average exercise price of $14.75 and exercise prices ranging from $7.30 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2015	Weighted Average Exercise Price
$ 2.70 - $ 6.90	234,971	5.65	$5.609	216,027	$5.512
$ 6.91 - $ 7.36	188,366	8.64	$7.359	64,293	$7.358
$ 7.37 - $11.47	195,322	7.44	$8.996	136,697	$9.182
$11.48 -$17.17	173,854	2.10	$13.630	167,733	$13.616
$17.18 - $22.50	161,077	6.88	$18.484	70,889	$18.881
$ 2.70 - $22.50	953,590	6.17	$10.286	655,639	$9.977

As of March 31, 2015, there was approximately $1.04 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.7 years, with approximately $324 thousand to be recognized in the nine months ending December 31, 2015 and all the cost to be recognized as of February 2019, assuming all options vest according to the vesting schedules in place at March 31, 2015. As of March 31, 2015, the aggregate intrinsic value of outstanding options was approximately $14.8 million and the aggregate intrinsic value of exercisable options was approximately $10.4 million.

Employee Stock Purchase Plan (the "ESPP")

In the three months ended March 31, 2014 and March 31, 2015, the Company issued 7,647 and 827 shares under the ESPP, respectively. For the three months ending March 31 of the following years, the Company estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2015
Risk-free interest rate	0.23%	0.23%
Expected lives	1.3 years	1.3 years
Expected volatility	33%	35%
Expected dividend yield	0%	0%

For the three months ended March 31, 2014 and March 31, 2015, the weighted-average fair value of the purchase rights granted was $2.33 and $5.21 per share, respectively.

Restricted Stock Vesting and Issuance

In the three months ended March 31, 2015, Mr. Wilson vested 13,000, which were shares originally issued on May 6, 2014 following a vote of approval by the Company's stockholders pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"), upon the Company's achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement.

On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants") and performance-based restricted stock grants related to the Company's 2015 Management Incentive Plan (the "MIP Grants"). The Performance Grants are to cliff vest three years following issuance, subject to the Company's achieving $7 million in Operating Cash Flow, as defined in the underlying restricted stock grant agreement, in at least one of 2015, 2016 or 2017, and other vesting provisions in the underlying restricted stock grant agreement. The MIP Grants are to vest on the date MIP Payouts are to be made under the 2015 Management Incentive Plan and are subject to the Company's achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement. The Company issued 52,956 shares under Performance Grants and 24,649 shares under MIP Grants on March 17, 2015.

Restrictions on the transfer of Company stock

The Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), places restrictions (the "Transfer Restrictions") on the transfer of the Company's stock that could adversely effect the Company's ability to utilize its domestic Federal Net Operating Loss Position. In particular, the Transfer Restrictions prevent the transfer of shares without the approval of the Company's Board of Directors if, as a consequence of such transfer, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of the Company's Board of Directors. Any transfer of shares in violation of the Transfer Restrictions (a "Transfer Violation") shall be void ab initio under the Certificate of Incorporation, and the Company's Board of Directors has procedures under the Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances.

5.	SEGMENT REPORTING

The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The Core Companion Animal Health segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests and pharmaceuticals. The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended March 31, 2014:
Total revenue	$17,366	$3,427	$20,793
Operating income (loss)	(308)	207	(101)
Interest expense	37	13	50
Total assets	80,839	13,187	94,026
Net assets	41,484	4,606	46,090
Capital expenditures	1,211	106	1,317
Depreciation and amortization	543	186	729

Three Months Ended March 31, 2015:
Total revenue	$19,572	$3,322	$22,894
Operating income (loss)	535	486	1,021
Interest expense	40	12	52
Total assets	86,921	13,431	100,352
Net assets	48,966	5,311	54,277
Capital expenditures	307	298	605
Depreciation and amortization	830	176	1,006

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 13, 2015, and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended March 31, 2015 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 37% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 31% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 6% of our LTM revenue was from hardware revenue. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 33% of our LTM revenue.

Imaging hardware, software and services represented approximately 17% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 27% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 25% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 74% and 26%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 9% as compared to revenue in this segment for the twelve months ended March 31, 2014.

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

Results of Operations

Revenue

Total revenue was $22.9 million for the three months ended March 31, 2015, an increase of 10% as compared to $20.8 million in the corresponding period in 2014.

Revenue from our CCA segment was $19.6 million, including $4.2 million recognized from Heska Imaging, for the three months ended March 31, 2015, an increase of 13% as compared to $17.4 million, including $2.1 million recognized from Heska Imaging, for the corresponding period in 2014. Greater revenue from Heska Imaging and from our instrument consumables, somewhat offset by lower revenue from our canine heartworm preventive, were key factors in the increase.

Revenue from our OVP segment was $3.3 million for the three months ended March 31, 2015, a decrease of 3% as compared to $3.4 million in the corresponding period in 2014. Lower revenue from our bovine vaccine agreement with Elanco was a factor in the change.

Cost of Revenue

Cost of revenue totaled $12.8 million for the three months ended March 31, 2015, an increase of 2% as compared to $12.5 million for the corresponding period in 2014. Gross profit was $10.1 million, including $1.6 million recognized from Heska Imaging, for the three months ended March 31, 2015 a 22% increase as compared to $8.3 million, including $286 thousand recognized from Heska Imaging, in the prior year period.  Gross Margin, i.e. gross profit divided by total revenue, increased to 44.0% for the three months ended March 31, 2015 from 39.8% in the prior year period. Improved Gross Margin from Heska Imaging and due to product mix in our OVP segment, somewhat offset by lower Gross Margin in the rest of our CCA segment due to product mix, were key factors in the improvement.

Operating Expenses

Total operating expenses increased to $9.1 million, including $1.6 million recognized from Heska Imaging, in the three months ended March 31, 2015, an increase of 8% from $8.4 million, including $1.3 million recognized from Heska Imaging, in the prior year period.

Selling and marketing expenses were $5.5 million in the three months ended March 31, 2015, as compared to $4.9 million in the three months ended March 31, 2014, a year-over-year increase of 10%. Increased sales commissions was a factor in the change.

Research and development expenses were $419 thousand in the three months ended March 31, 2015, an 8% increase as compared to $388 thousand in the corresponding period in 2014. An increase in expense related to part time labor was a factor in the change.

General and administrative expenses were $3.2 million in the three months ended March 31, 2015, an increase of 5% from $3.0 million in the prior year period. Increased non-cash compensation expense related to new employment agreements for our Chief Executive Officer and our Executive Chair, which were signed in March 2014, were key factors in the change.

Interest and Other (Income) Expense, Net

In the three months ended March 31, 2015, this line item was a $137 thousand expense as opposed to $16 thousand in expense in the prior year period. A key factor in the change related to foreign currency, with a $143 thousand currency loss experienced in the 2015 period as compared to a $7 thousand currency loss experienced in the 2014 period.

Income Tax Expense

We recognized $301 thousand net income tax expense in the three months ended March 31, 2015, as compared to $156 thousand in the prior year period.

Current tax expense was $44 thousand in the three months ended March 31, 2015, an increase of $23 thousand as compared to $21 thousand in the prior year period.

For the three months ended March 31, 2015, deferred tax expense was $257 thousand, a $122 thousand change from $135 thousand in deferred tax benefit in the prior year period.

An improvement in income before income taxes was a key factor in the increase in both cases.

Net Income (Loss)

Net income was $583 thousand in the three months ended March 31, 2015, an increase of approximately $856 thousand compared to a $273 thousand net loss in the prior year period. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in the change.

Net Income (Loss) attributable to Heska Corporation

Net income attributable to Heska Corporation was $598 thousand in the three months ended March 31, 2015, an increase of approximately $406 thousand compared to $192 thousand net income in the prior year period. The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $15 thousand in the three months ended March 31, 2015 compared to a net loss of $465 thousand in the three months ended March 31, 2014. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in this change.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the three months ended March 31, 2015, we had net income of $583 thousand. During the three months ended March 31, 2015, our operations used cash of approximately $1.4 million. At March 31, 2015, we had $5.7 million of cash and cash equivalents, $19.2 million of working capital, and $1.7 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $1.4 million for the three months ended March 31, 2015 as compared to $5.2 million of cash provided by operating activities in the three months ended March 31, 2014, a change of approximately $6.6 million. Key factors in the change were a $3.0 million milestone payment received in the 2014 period but not the 2015 period, $2.5 million greater cash used in inventory purchases in the 2015 period and $1.9 million less cash provided by accounts payable in the 2015 period related to payment timing, somewhat offset by $978 thousand in greater cash provided by net income and deferred tax expense.

Net cash flows used in investing activities were $605 thousand in the three months ended March 31, 2015, a decrease of approximately $706 thousand as compared to $1.3 million used during the three months ended March 31, 2014. This line item primarily relates to the purchase of property and equipment and a key factor in the decline was lower purchases of demonstration and loaner equipment by Heska Imaging in the 2015 period as compared to the 2014 period.

Net cash flows provided in financing activities were $1.8 million during the three months ended March 31, 2015, a $5.6 million change as compared to $3.7 million used by financing activities in the three months ended March 31, 2014. The largest factor in the change related to our line of credit, where we borrowed $1.6 million in the 2015 period and repaid $3.9 million in the 2014 period.

At March 31, 2015, Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At March 31, 2015, we, including the consolidated balance sheets of our subsidiaries, had an account receivable from Cuattro Software, LLC of $826 thousand, net accounts receivable from Cuattro, LLC of $14 thousand and net accounts payable to Cuattro, LLC of $275 thousand. These items are included on our consolidated balance sheets in "Due from – related parties" and "Due to – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.

At March 31, 2015, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our balance sheet as a "Note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of Heska Imaging (the "Acquisition") on February 24, 2013.

At March 31, 2015, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At March 31, 2015, we had $1.7 million in outstanding borrowings under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2015, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 3.75% and payable monthly. The stated rate declined to three month LIBOR plus 2.75% as of April 1, 2015 based on the terms of the credit and security agreement and our 2014 financial performance. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio under this agreement. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of March 31, 2015. At March 31, 2015, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $7.2 million.

At March 31, 2015, we had other borrowings outstanding totaling $334 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At March 31, 2015, our consolidated balance sheets included $15.8 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. We evaluate the value of this position every reporting period and make adjustments using a weighted average based on various potential outcomes and our estimate of the likelihood of such outcomes. For the three months ended March 31, 2015, this resulted in approximately $146 thousand in accretion which was recorded as a credit to this line item, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit.

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

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 lowest strike put, but not its 2015 highest strike put, in 2015. In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $13.6 million, as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own. In such a case, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Assuming we deliver the full 55% of the consideration in our Public Common Stock, we could still have an obligation to pay approximately $6.1 million in cash as well as 25% of Heska Imaging's cash to the Imaging Minority in this circumstance.

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

Interest Rate Risk

At March 31, 2015, there was $1.7 million in debt outstanding on our line of credit with Wells Fargo. We also had approximately $5.7 million of cash and cash equivalents at March 31, 2015, the majority of which was invested in liquid accounts. We had no interest rate hedge transactions in place on March 31, 2015. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $40 thousand based on our outstanding balances as of March 31, 2015.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. Dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2015.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory with exposure to foreign currencies, primarily Euros and Chinese Yuan, and sell corresponding products in U.S. Dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. Dollars. Based on our results of operations for the twelve months ending March 31, 2015, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of March 31, 2015 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the Dollar, would be a resulting gain/loss in operating income of approximately $248 thousand and a currency loss/gain of $80 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $88 thousand and a currency gain/loss of $359 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $340 thousand and a currency loss/gain of $272 thousand.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. Other than specifically disclosed in Item 1A. "Risk Factors" below, as of March 31, 2015, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement"), should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017. Based on Heska Imaging's current ownership position, this put option could require us to deliver either up to $17.0 million following calendar year 2015, $17.0 million following calendar year 2016 or $36.9 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity. Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2015, 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2015, $19.6 million following calendar year 2016 or $42.4 million following calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future. In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $2.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $1.7 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $33 thousand, primarily related to facility usage and other services.

At March 31, 2015, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $826 thousand, including accrued interest; Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $14 thousand; Heska Imaging had net accounts payable from Cuattro, LLC of $275 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

Revenue from Merck entities, including Merck Animal Health, represented approximately 11% of our consolidated revenue for the three months ended March 31, 2015, and 19% for the three months ended March 31, 2014. Revenue from a finance company whose activities include financing our customer's purchases and purchasing lease contracts from us, represented approximately 12% of our consolidated revenue for the three months ended March 31, 2015. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2015 or March 31, 2014. Merck entities accounted for approximately 12% of our consolidated accounts receivable at March 31, 2015 and 14% of our consolidated accounts receivable at March 31, 2014. Eli Lilly entities, including Elanco, accounted for approximately 11% of our consolidated accounts receivable at March 31, 2015. No other single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2015 or March 31, 2014.

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

Our agreements with our corporate marketing partners may contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. AgriLabs had the non-exclusive right to sell certain of our produced bovine vaccines in the United States, Africa and Mexico and has historically generated the majority of our sales of those vaccines in those territories under an agreement which was assigned to and assumed by Eli Lilly acting through Elanco in November 2013. One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 10% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco and pro forma for an acquisition made by Eli Lilly in the LTM period, represented 14% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies or products that may compete with our products in current or future agreements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our 2015 revenue for the twelve months ended March 31, 2015 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us products which were responsible for more than 25% of our 2015 revenue, although products purchased from one of these suppliers was responsible for more than 20% of our 2015 revenue and products purchased from another was responsible for more than 10% of our 2015 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc., Abaxis, Inc. ("Abaxis"), and Synbiotics Corporation, a unit of Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing Synbiotics' market share, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

According to the latest available filings with the SEC of which we are aware and excluding our executive officers, we have one shareholder who controls more than 5% of our shares outstanding. This shareholder holds approximately 5.4% of our shares outstanding according to the latest available filings with the SEC of which we are aware. Should this shareholder or another relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended March 31, 2015, our closing stock price has ranged from a low of $10.46 to a high of $25.94. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our shareholders approved an amendment (the "Amendment") to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward ("NOL"). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-

percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. Any transfer of shares in violation of the Amendment (a "Transfer Violation") shall be void ab initio under the our Restated Certificate of Incorporation, as amended (our "Certificate of Incorporation") and our Board of Directors has procedures under our Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances. The Amendment could have an adverse impact on the value and trading liquidity of our stock if certain buyers who would otherwise have bid on or purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not bid on or purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer's purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $20.9 million at March 31, 2015. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2015, we had an accumulated deficit of $168.9 million. We have achieved only four quarters with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.      Defaults upon Senior Securities

     None.

Item 4.      Mine Safety Disclosures

     None.

Item 5.      Other Information

      None.

Item 6.      Exhibits

(a)	Exhibits

Number	Description
3(iv)	Amended and Restated Bylaws of the Registrant, as amended.
10.1	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.2*	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.3	Consultant Services and Confidentiality Agreement between Registrant and William A. Aylesworth, effective as of May 4, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	May 14, 2015	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	May 14, 2015	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number	Description
3(iv)	Amended and Restated Bylaws of the Registrant, as amended.
10.1	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.2*	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.3	Consultant Services and Confidentiality Agreement between Registrant and William A. Aylesworth, effective as of May 4, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished electronically with this report.