Form 10-Q
period 2015-06-30
HESKA CORP
filed 2015-08-07
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Yes [_] No [X]
The number of shares of the Registrant's Public Common Stock outstanding at August 6, 2015 was 6,532,977.

HESKA, SOLO STEP and VITALPATH are registered trademarks of Heska Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc. ("Merck"), in the United States and is a registered trademark of Heska Corporation in other countries. This Form 10-Q also refers to trademarks and trade names of other organizations.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share amounts)

	December 31, 2014	(unaudited) June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,855	$6,647
Accounts receivable, net of allowance for doubtful accounts of $216 and $256, respectively	11,919	11,368
Due from – related parties	892	848
Inventories, net	12,658	16,836
Deferred tax asset, current	1,489	1,468
Other current assets	1,587	1,640
Total current assets	34,400	38,807
Property and equipment, net	13,410	14,886
Note receivable – related party	1,466	1,492
Goodwill and other intangibles	21,205	21,132
Deferred tax asset, net of current portion	25,721	24,954
Other long-term assets	642	1,635
Total assets	$96,844	$102,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,897	$6,147
Due to – related party	252	698
Accrued liabilities	5,130	5,520
Current portion of deferred revenue and other	4,584	4,506
Line of credit	48	1,373
Other short-term borrowings, including current portion of long-term note payable	141	159
Total current liabilities	15,052	18,403
Long-term note payable, net of current portion	227	140
Deferred revenue and other, net of current portion	12,754	12,062
Total liabilities	28,033	30,605

Commitments and contingencies

Non-Controlling Interest	15,679	15,705

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 6,342,205 and 6,527,237 shares issued and outstanding, respectively	63	65
Additional paid-in capital	222,297	223,829
Accumulated other comprehensive income	283	452
Accumulated deficit	(169,511)	(167,750)
Total stockholders' equity	53,132	56,596
Total liability and stockholders' equity	$96,844	$102,906

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue, net:
Core companion animal health	$17,486	$20,757	$34,852	$40,329
Other vaccines, pharmaceuticals and products	5,430	3,153	8,857	6,475
Total revenue, net	22,916	23,910	43,709	46,804

Cost of revenue	13,839	13,613	26,353	26,423

Gross profit	9,077	10,297	17,356	20,381

Operating expenses:
Selling and marketing	4,752	5,239	9,697	10,699
Research and development	374	392	762	811
General and administrative	3,034	2,837	6,081	6,021
Total operating expenses	8,160	8,468	16,540	17,531
Operating income	917	1,829	816	2,850
Interest and other (income) expense, net	(7)	37	9	174
Income before income taxes	924	1,792	807	2,676
Income tax expense:
Current tax expense	32	82	53	126
Deferred tax expense	114	532	249	789
Total income tax expense	146	614	302	915
Net income	$778	$1,178	$505	$1,761
Net income (loss) attributable to non-controlling interest	(291)	(19)	(756)	(34)
Net income attributable to Heska Corporation	$1,069	$1,197	$1,261	$1,795

Basic net income per share attributable to Heska Corporation	$0.18	$0.19	$0.21	$0.29
Diluted net income per share attributable to Heska Corporation	$0.17	$0.17	$0.20	$0.26

Weighted average outstanding shares used to compute basic net income per share attributable to Heska Corporation	5,936	6,283	5,898	6,232

Weighted average outstanding shares used to compute diluted net income per share attributable to Heska Corporation	6,384	7,075	6,183	6,980

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net income	$778	$1,178	$505	$1,761
Other comprehensive income (expense):
Minimum pension liability	8	—	(6)	—
Foreign currency translation	43	87	70	163
Unrealized gain (loss) on available for sale investments	(2)	6	(2)	6
Comprehensive income	$827	$1,271	$567	$1,930

Comprehensive income (loss) attributable to non-controlling interest	$(291)	$(19)	$(756)	$(34)
Comprehensive income attributable to Heska Corporation	$1,118	$1,290	$1,323	$1,964

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2015

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$505	$1,761
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,617	2,074
Deferred tax expense	249	789
Stock-based compensation	586	879
Unrealized (gain) loss on foreign currency translation	(5)	44
Changes in operating assets and liabilities:
Accounts receivable	(585)	552
Inventories	(3,282)	(6,670)
Other current assets	394	(70)
Accounts payable	1,523	1,696
Accrued liabilities and other	33	458
Other non-current assets	(207)	(562)
Deferred revenue and other	2,335	(1,233)
Net cash provided by (used in) operating activities	3,163	(282)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(1,538)	(936)
Proceeds from disposition of property and equipment	6	—
Net cash provided by (used in) investing activities	(1,532)	(936)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	902	680
Proceeds from (repayments of) line of credit borrowings, net	(2,224)	1,325
Proceeds from (repayments of) other debt	(111)	(69)
Net cash provided by (used in) financing activities	(1,433)	1,936
EFFECT OF EXCHANGE RATE CHANGES ON CASH	50	74
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248	792
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	5,855
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,264	$6,647

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

1.        ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of income for the three months and six months ended June 30, 2014 and 2015, the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2014 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2015 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2014	June 30, 2015

Raw materials	$6,298	$8,405
Work in process	2,966	4,152
Finished goods	4,949	5,744
Allowance for excess or obsolete inventory	(1,555)	(1,465)
	$12,658	$16,836

Property and Equipment

The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated or amortized, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. For the six months ended June 30, 2014 and the six months ended June 30, 2015, total costs transferred from inventory, including related to instrument rentals, were approximately $2.3 million and $2.5 million, respectively.

The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales provided $874 thousand and $59 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows as of June 30, 2014 and June 30, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $3.0 million of net property and equipment and $2.7 million of net property and equipment related to these transactions as of December 31, 2014 and June 30, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC.

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets. The Company had $587 thousand and $515 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment" line of its consolidated balance sheets as of December 31, 2014 and June 30, 2015, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. The Company had $31 thousand and $44 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the six months ended June 30, 2014 and June 30, 2015, respectively.

Cash Interest

Cash paid for interest for the six months ended June 30, 2014 and June 30, 2015 was $44 thousand and $40 thousand, respectively.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to calculate basic net income per common share for the three and six months ended June 30, 2015 excluded unvested shares of restricted common stock, which totaled 209,177 shares at June 30, 2015. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.

For the three and six months ended June 30, 2014 and June 30, 2015, the Company reported net income attributable to Heska Corporation and therefore, unvested shares of restricted common stock and other dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for the diluted earnings per share calculation. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and six months ended June 30, 2014, and therefore excluded, were outstanding options to purchase 288,763 and 430,109 shares of common stock, respectively. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and six months ended June 30, 2015, and therefore excluded, were outstanding options to purchase 26,500 and 27,700 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and six months ended June 30, 2014 and June 30, 2015.

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

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company, a member of the Company's Board of Directors and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company. Mr. Wilson, Mrs. Wilson and trusts for their children and family own a 100% interest in Cuattro, LLC. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and a majority interest in Cuattro Veterinary, LLC. Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC.

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $3.9 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $79 thousand, primarily related to facility usage and other services.

At June 30, 2015, Heska Imaging has a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $832 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $16 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $698 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.7 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):
Beginning at December 31, 2014	$15,679
Accretion of Put Value	26
Balance at June 30, 2015	$15,705

4.        CAPITAL STOCK

Stock Option Plans

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and six months ended June 30, 2014 and 2015.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2015	2014	2015

Risk-free interest rate	1.10%	1.17%	1.07%	1.16%
Expected lives	3.3 years	3.4 years	3.3 years	3.4 years
Expected volatility	45%	43%	45%	43%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2014		Six Months Ended June 30, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,321,232	$10.386	1,074,251	$10.111
Granted at market	134,800	$16.398	29,046	$27.650
Cancelled	(218,926)	$17.786	(27,585)	$10.067
Exercised	(162,855)	$7.234	(128,721)	$8.816
Outstanding at end of period	1,074,251	$10.110	946,991	$10.826
Exercisable at end of period	729,175	$9.800	680,767	$10.688

The estimated fair value of stock options granted during the six months ended June 30, 2014 and 2015 was computed to be approximately $114 thousand and $258 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the six months ended June 30, 2014 and 2015 was computed to be approximately $3.66 and $8.88, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2015 was approximately $440 thousand and $1.9 million, respectively. The cash proceeds from options exercised during the six months ended June 30, 2014 and 2015 were approximately $789 thousand and $715 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015, excluding outstanding options to purchase an aggregate of 8.6 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 1.1 years, a weighted average exercise price of $15.27 and exercise prices ranging from $9.50 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2015	Weighted Average Exercise Price
$ 4.40 - $ 6.90	226,753	5.40	$5.597	213,505	$5.529
$ 6.91 - $ 8.34	209,299	8.32	$7.476	93,264	$7.585
$ 8.35 - $12.40	176,019	7.18	$9.445	127,538	$9.735
$12.41 -$17.17	147,561	1.10	$13.752	143,487	$13.718
$17.18 - $28.55	187,359	7.08	$19.890	102,973	$21.151
$ 4.40 - $28.55	946,991	6.04	$10.826	680,767	$10.688

As of June 30, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.8 years, with approximately $324 thousand to be recognized in the six months ending December 31, 2015 and all the cost to be recognized as of May 2019, assuming all options vest according to the vesting schedules in place at June 30, 2015. As of June 30, 2015, the aggregate intrinsic value of outstanding options was approximately $17.9 million and the aggregate intrinsic value of exercisable options was approximately $12.9 million.

Employee Stock Purchase Plan (the "ESPP")

On May 5, 2015, the Company's shareholders approved the amendment and restatement of the ESPP, including a 75,000 share increase to 450,000 total shares authorized under the ESPP as well as the following changes as compared to the ESPP prior to the amendment and restatement. Beginning April 1, 2015, employees may elect to withhold a positive fixed amount from each compensation payment in addition to the previous approach of withholding a whole percentage of such compensation payment, with all withholding for a given employee subject to a maximum monthly amount of $2,500 following the amendment and restatement as opposed to a $25,000 maximum annual amount prior to the amendment and restatement. For offering periods beginning on or after April 1, 2015, the purchase price of stock on March 31, June 30, September 30 and December 31 is to be the lesser of (1) 85% of the fair market value at the time of purchase and (2) the greater of (i) 85% of the fair market value at the beginning of the applicable offering period, (ii) the fair market value at the beginning of the applicable offering period less 1 cent and (iii) 65% of the fair market value at the time of purchase. In addition, participating employees may elect to purchase shares under the ESPP at the beginning of an applicable offering period for a purchase price of stock equal to the greater of (1) 85% of the fair market value at the beginning of the applicable offering period and (2) the fair market value at the beginning of the applicable offering period less 1 cent or at 5 pm on a day other than March 31, June 30, September 30 and December 31 during the applicable offering period for a purchase price of stock equal to the greater of (1) 85% of the fair market value at the time of purchase and (2) the fair market value at the time of purchase less 1 cent.

In the six months ended June 30, 2014, the Company issued 16,069 shares under the ESPP. In the six months ended June 30, 2015, the Company issued 6,043 shares under the ESPP.

For the three and six months ending June 30 of the following years, the Company estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2015	2014	2015

Risk-free interest rate	0.23%	0.24%	0.23%	0.24%
Expected lives	1.3 years	1.2 years	1.3 years	1.2 years
Expected volatility	35%	36%	34%	35%
Expected dividend yield	0%	0%	0%	0%

For the six months ended June 30, 2014, the weighted-average fair value of the purchase rights granted was $2.26 per share, respectively. For the six months ended June 30, 2015, the weighted-average fair value of the purchase rights granted $5.67 per share, respectively.

Restricted Stock Vesting and Issuance

In the six months ended June 30, 2015, Mr. Wilson vested 39,000 shares, which were shares originally issued on May 6, 2014 following a vote of approval by the Company's stockholders pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"), upon the Company's achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Six Months Ended June 30, 2014:
Total revenue	$34,852	$8,857	$43,709
Operating income (loss)	(265)	1,081	816
Interest expense	74	28	102
Total assets	81,903	15,214	97,117
Net assets	39,968	11,715	51,683
Capital expenditures	1,334	204	1,538
Depreciation and amortization	1,231	386	1,617

Six Months Ended June 30, 2015:
Total revenue	$40,329	$6,475	$46,804
Operating income	2,071	779	2,850
Interest expense	80	23	103
Total assets	88,254	14,652	102,906
Net assets	43,989	12,607	56,596
Capital expenditures	449	487	936
Depreciation and amortization	1,724	350	2,074

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended June 30, 2014:
Total revenue	$17,486	$5,430	$22,916
Operating income	43	874	917
Interest expense	37	15	52
Total assets	81,903	15,214	97,117
Net assets	39,968	11,715	51,683
Capital expenditures	123	98	221
Depreciation and amortization	688	200	888

Three Months Ended June 30, 2015:
Total revenue	$20,757	$3,153	$23,910
Operating income	1,536	293	1,829
Interest expense	40	11	51
Total assets	88,254	14,652	102,906
Net assets	43,989	12,607	56,596
Capital expenditures	142	189	331
Depreciation and amortization	894	174	1,068

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 6, 2015 and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 84% of our revenue for the twelve months ended June 30, 2015 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 16% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 39% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 32% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 7% of our LTM revenue was from hardware revenue. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 35% of our LTM revenue.

Imaging hardware, software and services represented approximately 18% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 27% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm preventives, our heartworm diagnostic tests, our allergy immunotherapy, our allergy testing and our allergy test kits. Combined revenue from heartworm-related products and allergy-related products represented 25% of our LTM revenue.

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

All our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 72% and 28%, respectively, of CCA LTM revenue.

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 12% as compared to revenue in this segment for the twelve months ended June 30, 2014.

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

Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and Company ("Eli Lilly") and its Affiliates operating through its Elanco Animal Health division ("Elanco") for the production of these vaccines. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

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

Revenue Recognition

We generate our revenue through the sale and rental of products, as well as through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

We may enter into arrangements that include multiple elements. Such arrangements may include the licensing of technology and manufacturing of product or an agreement allowing for usage of an instrument and a given level of consumables for one monthly payment. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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

Results of Operations

Revenue

Total revenue was $46.8 million for the six months ended June 30, 2015, an increase of 7% as compared to $43.7 million in the corresponding period in 2014. Total revenue was $23.9 million for the three months ended June 30, 2015, a 4% increase from $22.9 million in the corresponding period in 2014.

Revenue from our CCA segment was $40.3 million, including $8.6 million recognized from Heska Imaging, for the six months ended June 30, 2015, an increase of 16% as compared to $34.9 million, including $5.3 million recognized from Heska Imaging, for the corresponding period in 2014. Revenue from our CCA segment was $20.8 million, including $4.4 million recognized from Heska Imaging, for the three months ended June 30, 2015, an increase of 19% as compared to $17.5 million, including $3.2 million recognized from Heska Imaging, for the corresponding period in 2014. In both cases, increased revenue from Heska Imaging, our instrument consumables, our chemistry instruments and our hematology instruments, somewhat offset by lower revenue from our canine heartworm preventive, were key factors in the increase.

Revenue from our OVP segment was $6.5 million for the six months ended June 30, 2015, a decrease of 27% as compared to $8.9 million in the corresponding period in 2014. Revenue from our OVP segment was $3.2 million for the three months ended June 30, 2015, a decrease of 42% as compared to $5.4 million in the corresponding period in 2014. Lower revenue from our vaccine supply agreement with Elanco was a factor in the change in both cases.

Cost of Revenue

Cost of revenue totaled $26.4 million for the six months ended June 30, 2015, a slight increase compared to the corresponding period in 2014. Gross profit was $20.4 million, including $3.2 million recognized from Heska Imaging, for the six months ended June 30, 2015 a 17% increase as compared to $17.4 million, including $1.2 million recognized from Heska Imaging, in the prior year period. Gross Margin, i.e. gross profit divided by total revenue, increased to 43.5% for the six months ended June 30, 2015 from 39.7% in the prior year period. Improved Gross Margin due to product mix and a lower relative contribution of revenue from our OVP segment, which tends to operate at lower Gross Margin than our consolidated Gross Margin, as well as improved Gross Margin from Heska Imaging, somewhat offset by lower Gross Margin in the rest of our CCA segment due to product mix, were key factors in the improvement.

Cost of revenue totaled $13.6 million for the three months ended June 30, 2015, a decrease of 2% as compared to $13.8 million for the corresponding period in 2014. Gross profit was $10.3 million, including $1.7 million recognized from Heska Imaging, for the three months ended June 30, 2015, a 13% increase as compared to $9.1 million, including $882 thousand recognized from Heska Imaging, in the prior year period. Gross Margin increased to 43.1% for the three months ended June 30, 2015 from 39.6% in the prior year period. A lower relative contribution of revenue from our OVP segment, which tends to operate at lower Gross Margin than our consolidated Gross Margin, improved Gross Margin from Heska Imaging and improved Gross Margin in the rest of our CCA segment due to product mix, were key factors in the improvement.

Operating Expenses

Total operating expenses were $17.5 million, including $3.2 million recognized from Heska Imaging, in the six months ended June 30, 2015, an increase of 6% from $16.5 million, including $2.8 million recognized from Heska Imaging, in the prior year period. Total operating expenses were $8.5 million, including $1.6 million recognized from Heska Imaging, in the three months ended June 30, 2015, an increase of 4% from $8.2 million, including $1.5 million recognized from Heska Imaging, in the prior year period.

Selling and marketing expenses were $10.7 million in the six months ended June 30, 2015, as compared to $9.7 million in the six months ended June 30, 2014, a year-over-year increase of 10%. Selling and marketing expenses were $5.2 million, in the three months ended June 30, 2015, an increase of 10% as compared to $4.8 million in the three months ended June 30, 2014. Increased commissions and distributor incentives were key factors in the change in both cases.

Research and development expenses were $811 thousand in the six months ended June 30, 2015, a 6% increase as compared to $762 thousand in the corresponding period in 2014. Research and development expenses were $392 thousand in the three months ended June 30, 2015, a 5% increase as compared to $374 thousand in the corresponding period in 2014. Increased research and development expenses related to Heska Imaging was a key factor in the change in both cases.

General and administrative expenses were $6.0 million in the six months ended June 30, 2015, a 1% decrease from $6.1 million in the prior year period. A decrease in severance expenses was a factor in the change. General and administrative expenses were $2.8 million in the three months ended June 30, 2015, a decrease of 7% from $3.0 million in the prior year period. Lower outside consulting fees related to our information technology systems was a factor in the improvement.

Interest and Other (Income) Expense, Net

In the six months ended June 30, 2015, this line item was an $174 thousand expense as opposed to a $9 thousand expense in the prior year period. In the three months ended June 30, 2015, this line item was a $37 thousand expense as opposed to $7 thousand in income in the prior year period. In both cases, the largest factor in the change related to larger currency losses in the 2015 period, primarily related to our Swiss operating subsidiary, which uses the Swiss Franc as its functional currency. In the six months ended June 30, we recognized $171 thousand in net currency losses in the 2015 period as opposed to $6 thousand in net currency losses in the 2014 period. In the three months ended June 30, we recognized $28 thousand in net currency losses in the 2015 period as opposed to $1 thousand in net currency gains in the 2014 period.

Income Tax Expense

We recognized $915 thousand net income tax expense in the six months ended June 30, 2015, as compared to $302 thousand in the prior year period. We recognized $614 thousand net income tax expense in the three months ended June 30, 2015, as compared to $146 thousand in the prior year period.

Current tax expense was $126 thousand in the six months ended June 30, 2015, an increase of $73 thousand as compared to $53 thousand in the prior year period. Current tax expense was $82 thousand in the three months ended June 30, 2015, an increase of $50 thousand as compared to $32 thousand in the prior year period.

For the six months ended June 30, 2015, deferred tax expense was $789 thousand, a $540 thousand change from $249 thousand in deferred tax expense in the prior year period. For the three months ended June 30, 2015, deferred tax expense was $532 thousand, a $418 thousand change from $114 thousand in deferred tax expense in the prior year period.

Greater income before income taxes was a key factor in the increase in both current tax expense and deferred tax expense.

Net Income

Net income was $1.8 million in the six months ended June 30, 2015, an increase of approximately $1.3 million compared to $505 thousand in the prior year period. Net income was $1.2 million in the three months ended June 30, 2015, an increase of approximately $400 thousand compared to $778 thousand in the prior year period. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in the change.

Net Income attributable to Heska Corporation

Net income attributable to Heska Corporation was $1.8 million in the six months ended June 30, 2015, an increase of approximately $534 thousand compared to $1.3 million net income in the prior year period. Net income attributable to Heska Corporation was $1.2 million in the three months ended June 30, 2015, an increase of approximately $128 thousand compared to $1.1 million net income in the prior year period. The difference between this line item and "Net Income (Loss)" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $34 thousand in the six months ended June 30, 2015 and a net loss of $19 thousand in the three months ended June 30, 2015 compared to a net loss of $756 thousand in the six months ended June 30, 2014 and a net loss of $291 thousand in the three months ended June 30, 2014, respectively. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in the change in net income attributable to Heska Corporation.

Liquidity and Capital Resources

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the six months ended June 30, 2015, we had net income of $1.8 million. During the six months ended June 30, 2015, our operations used cash of approximately $282 thousand. At June 30, 2015, we had $6.6 million of cash and cash equivalents, $20.4 million of working capital, and $1.4 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was approximately $282 thousand for the six months ended June 30, 2015 as compared to $3.2 million of cash provided by operating activities in the six months ended June 30, 2014, a change of approximately $3.4 million. Key factors in the change were $3.4 million greater cash used in inventory purchases in the 2015 period and a $3.0 million milestone payment received in the 2014 period but not the 2015 period, somewhat offset by $1.8 million in greater cash provided by net income and deferred tax expense and $1.1 million more cash provided by accounts receivable in the 2015 period related to payment timing.

Net cash flows used in investing activities were $936 thousand in the six months ended June 30, 2015, a decrease of approximately $596 thousand as compared to $1.5 million used during the six months ended June 30, 2014. This line item primarily relates to the purchase of property and equipment and a key factor in the decline was lower purchases of demonstration and loaner equipment by Heska Imaging in the 2015 period as compared to the 2014 period.

Net cash flows provided in financing activities were $1.9 million during the six months ended June 30, 2015, a $3.4 million change as compared to $1.4 million used by financing activities in the six months ended June 30, 2014. The largest factor in the change related to our line of credit, where we borrowed $1.3 million in the 2015 period and repaid $2.2 million in the 2014 period.

At June 30, 2015, Heska Corporation had accounts receivable from Heska Imaging of $5.7 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At June 30, 2015, we, including the consolidated balance sheets of our subsidiaries, had an account receivable from Cuattro Software, LLC of $832 thousand, net accounts receivable from Cuattro, LLC of $16 thousand and net accounts payable to Cuattro, LLC of $698 thousand. These items are included on our consolidated balance sheets in "Due from – related parties" and "Due to – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.

At June 30, 2015, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our balance sheet as a "Note receivable – related party" as Cuattro, LLC holds a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of Heska Imaging (the "Acquisition") on February 24, 2013.

At June 30, 2015, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At June 30, 2015, we had $1.4 million in outstanding borrowings under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On June 30, 2015, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and payable monthly. The stated rate declined to three month LIBOR plus 2.75% as of April 1, 2015 based on the terms of the credit and security agreement and our 2014 financial performance. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio under this agreement. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of June 30, 2015. At June 30, 2015, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $8.2 million.

At June 30, 2015, we had other borrowings outstanding totaling $299 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At June 30, 2015, our consolidated balance sheets included $15.7 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. We evaluate the value of this position every reporting period and make adjustments using a weighted average based on various potential outcomes and our estimate of the likelihood of such outcomes. For the six months ended June 30, 2015, this resulted in approximately $26 thousand in net accretion which was recorded as a credit to this line item, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit.

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

We believe it is likely that Heska Imaging will meet the required performance criteria for its 2015 lowest strike put, but not its 2015 highest strike put, in 2015. In this case, the Imaging Minority would be granted a put following our 2015 audit which could require us to deliver up to $13.6 million, as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own. In such a case, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Assuming we deliver the full 55% of the consideration in our Public Common Stock, we could still have an obligation to pay as much as approximately $6.1 million in cash as well as 25% of Heska Imaging's cash to the Imaging Minority in this circumstance.

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

Interest Rate Risk

At June 30, 2015, there was $1.4 million in debt outstanding on our line of credit with Wells Fargo. We also had approximately $6.6 million of cash and cash equivalents at June 30, 2015, the majority of which was invested in liquid accounts. We had no interest rate hedge transactions in place on June 30, 2015. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $53 thousand based on our outstanding balances as of June 30, 2015.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. Dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2015.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory with exposure to foreign currencies, primarily Euros and Chinese Yuan, and sell corresponding products in U.S. Dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. Dollars. Based on our results of operations for the twelve months ending June 30, 2015, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of June 30, 2015 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the Dollar, would be a resulting gain/loss in operating income of approximately $170 thousand and a currency loss/gain of $31 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $76 thousand and a currency gain/loss of $389 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $280 thousand and a currency loss/gain of $350 thousand.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of June 30, 2015 we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and a majority interest in Cuattro Veterinary, LLC. While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $3.9 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $79 thousand, primarily related to facility usage and other services.

At June 30, 2015, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $832 thousand, including accrued interest; Heska Corporation had accounts receivable from Heska Imaging of $5.7 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $16 thousand; Heska Imaging had net accounts payable to Cuattro, LLC of $698 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

If the third parties who have substantial marketing rights for certain of our historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

Our agreements with our corporate marketing partners may contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Novartis Agro K.K., Tokyo ("Novartis Japan") markets and distributes our SOLO STEP CH heartworm test in Japan under an exclusive arrangement. One or more of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 9% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco and pro forma for an acquisition made by Eli Lilly in the LTM period, represented 12% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

We may face costly legal disputes, including related to our intellectual property or technology or that of our suppliers or collaborators.

We may face legal disputes related to our business. For example, on March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. We may have to use legal means to collect payment for goods shipped to third parties. A legal dispute leading to an unfavorable ruling or settlement could have significant material adverse consequences on our business.

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

Revenue from Merck entities, including Merck Animal Health, represented approximately 11% of our consolidated revenue for the six months ended June 30, 2015, as well as 16% and 13% for the six months and three months ended June 30, 2014, respectively. Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 11% of our consolidated revenue for the three months ended June 30, 2014. Eli Lilly entities, including Elanco, represented approximately 11% and 16% of our consolidated revenue for the six months and three months ended June 30, 2014, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the six months and three months ending June 30, 2015 or the six months and three months ending June 30, 2014. Merck entities accounted for approximately 15% of our consolidated accounts receivable at June 30, 2015. Eli Lilly entities, including Elanco, accounted for approximately 10% of our consolidated accounts receivable at June 30, 2015 and 27% of our consolidated accounts receivable at June 30, 2014. No other single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2015 or June 30, 2014.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business, including via reputational damage, and financial results.

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

The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We may not be able to estimate the time to obtain required regulatory approvals accurately and such approvals may require significantly more time than we anticipate. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product's sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

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

We recently have entered into agreements with independent third party distributors, including Henry Schein, which we expect to market and sell our products to a greater degree than in the recent past. Our agreement with Henry Schein prohibits us from selling our chemistry blood testing products and our hematology blood testing products to an independent third party distributor other than Henry Schein. Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third-party distributors could cannibalize our direct sales efforts and lower our total gross margin.  For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the time, energy and focus of the employees of such distributor given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third-party distributors, our financial performance may suffer.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our 2015 revenue for the twelve months ended June 30, 2015 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us products which were responsible for more than 25% of our 2015 revenue, although products purchased from one of these suppliers was responsible for more than 20% of our 2015 revenue and products purchased from another was responsible for more than 10% of our 2015 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product, a product may not achieve the anticipated technical performance in field use or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical precedent for such a product. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate. For example, our VitalPath Blood Gas and Electrolyte Analyzer generated significantly less revenue than we anticipated following its launch in May 2010 as placements of this product with customers did not occur as we expected.

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

Should a relatively large shareholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended June 30, 2015, our closing stock price has ranged from a low of $10.81 to a high of $32.32. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $21.0 million at

June 30, 2015. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. For the first time since the audit for the year ended December 31, 2008, we will be required to have our independent registered public accountant conduct an audit of our internal controls as on June 30, 2015 our stock market value was above a certain level prescribed by regulation. This is expected to increase our general and administrative costs in 2015 from what they otherwise would have been, at a minimum.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2015, we had an accumulated deficit of $166.1 million. We have achieved only five quarters with income before income taxes greater than $1.5 million. Accordingly, relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Number	Description
10.1*	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.2*	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished with this report

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	August 7, 2015	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number	Description
10.1*	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.2*	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Confidential portions of this amendment have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
**	Furnished with this report