Form 10-Q
period 2015-09-30
HESKA CORP
filed 2015-11-16
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________________

Commission file number: 000-22427

HESKA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	77-0192527 (I.R.S. Employer Identification Number)

3760 Rocky Mountain Avenue Loveland, Colorado (Address of principal executive offices)	80538 (Zip Code)

Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X] No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [X] No [_]
The number of shares of the Registrant's Public Common Stock outstanding at November 13, 2015 was 6,589,096.

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

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share amounts)

	December 31, 2014	(unaudited) September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,855	$5,931
Accounts receivable, net of allowance for doubtful accounts of $216 and $261, respectively	11,919	13,972
Due from – related parties	892	503
Inventories, net	12,658	17,702
Deferred tax asset, current	1,489	1,448
Other current assets	1,587	1,719
Total current assets	34,400	41,275
Property and equipment, net	13,410	15,727
Note receivable – related party	1,466	1,504
Goodwill and other intangibles	21,205	21,027
Deferred tax asset, net of current portion	25,721	24,252
Other long-term assets	642	2,247
Total assets	$96,844	$106,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,897	$7,240
Due to – related party	252	64
Accrued liabilities	5,130	6,313
Current portion of deferred revenue and other	4,584	3,943
Line of credit	48	1,674
Other short-term borrowings, including current portion of long-term note payable	141	159
Total current liabilities	15,052	19,393
Long-term note payable, net of current portion	227	104
Deferred revenue and other, net of current portion	12,754	11,521
Total liabilities	28,033	31,018

Commitments and contingencies

Non-Controlling Interest	15,679	15,855

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 6,342,205 and 6,585,628 shares issued and outstanding, respectively	63	66
Additional paid-in capital	222,297	225,123
Accumulated other comprehensive income	283	338
Accumulated deficit	(169,511)	(166,368)
Total stockholders' equity	53,132	59,159
Total liability and stockholders' equity	$96,844	$106,032

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue, net:
Core companion animal health	$16,371	$20,983	$51,223	$61,312
Other vaccines, pharmaceuticals and products	5,434	7,051	14,291	13,526
Total revenue, net	21,805	28,034	65,514	74,838

Cost of revenue	13,488	16,437	39,841	42,860

Gross profit	8,317	11,597	25,673	31,978

Operating expenses:
Selling and marketing	4,716	5,173	14,413	15,872
Research and development	322	493	1,084	1,304
General and administrative	2,938	3,789	9,019	9,810
Total operating expenses	7,976	9,455	24,516	26,986
Operating income	341	2,142	1,157	4,992
Interest and other (income) expense, net	(40)	(69)	(31)	105
Income before income taxes	381	2,211	1,188	4,887
Income tax expense:
Current tax expense	60	106	113	232
Deferred tax expense	306	722	555	1,511
Total income tax expense	366	828	668	1,743
Net income	$15	$1,383	$520	$3,144
Net income (loss) attributable to non-controlling interest	(498)	(32)	(1,254)	(66)
Net income attributable to Heska Corporation	$513	$1,415	$1,774	$3,210

Basic net income per share attributable to Heska Corporation	$0.09	$0.22	$0.30	$0.51
Diluted net income per share attributable to Heska Corporation	$0.08	$0.20	$0.28	$0.46

Weighted average outstanding shares used to compute basic net income per share attributable to Heska Corporation	5,989	6,344	5,929	6,270

Weighted average outstanding shares used to compute diluted net income per share attributable to Heska Corporation	6,554	7,139	6,314	7,041

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net income	$15	$1,383	$520	$3,144
Other comprehensive income (loss):
Minimum pension liability	6	—	—	—
Foreign currency translation	(258)	(114)	(188)	49
Unrealized gain (loss) on available for sale investments	—	—	(2)	6
Comprehensive income (loss)	$(237)	$1,269	$330	$3,199

Comprehensive income (loss) attributable to non-controlling interest	$(498)	$(32)	$(1,254)	$(66)
Comprehensive income attributable to Heska Corporation	$261	$1,301	$1,584	$3,265

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$520	$3,144
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,594	3,240
Deferred tax expense	555	1,511
Stock-based compensation	1,147	1,540
Unrealized loss (gain) on foreign currency translation	(52)	34
Changes in operating assets and liabilities:
Accounts receivable	(1,408)	(2,053)
Inventories	(4,305)	(8,439)
Other current assets	345	(159)
Accounts payable	1,118	2,154
Accrued liabilities and other	377	1,446
Other non-current assets	(87)	(1,599)
Deferred revenue and other	2,801	(1,751)
Net cash provided by (used in) operating activities	3,605	(932)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,775)	(1,976)
Proceeds from disposition of property and equipment	6	—
Net cash used in investing activities	(1,769)	(1,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,069	1,465
Proceeds from (repayments of) line of credit borrowings, net	(2,954)	1,627
Repayments of other debt	(144)	(105)
Net cash provided by (used in) financing activities	(2,029)	2,987
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(70)	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263)	76
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	5,855
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,753	$5,931

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

1.        ORGANIZATION AND BUSINESS

Heska Corporation ("Heska" or the "Company") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are the responsibility of the Company's management and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of income for the three months and nine months ended September 30, 2014 and 2015, the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2014 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2015 are unaudited, but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Inventories, net consist of the following (in thousands):

	December 31, 2014	September 30, 2015

Raw materials	$6,298	$9,180
Work in process	2,966	4,381
Finished goods	4,949	5,587
Allowance for excess or obsolete inventory	(1,555)	(1,446)
Total inventories, net	$12,658	$17,702

Property and Equipment

The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated or amortized, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. For the nine months ended September 30, 2014 and the nine months ended September 30, 2015, total costs transferred from inventory, including related to instrument rentals, were approximately $3.9 million and $3.4 million, respectively.

The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales provided $1.6 million and $59 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows as of September 30, 2014 and September 30, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $3.0 million of net property and equipment and $2.4 million of net property and equipment related to these transactions as of December 31, 2014 and September 30, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC.

Capitalized Software

The Company capitalizes third-party software costs, where appropriate, and reports such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. The Company had $587 thousand and $464 thousand of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets as of December 31, 2014 and September 30, 2015, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. The Company had $31 thousand and $51 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of its consolidated statements of cash flows for the nine months ended September 30, 2014 and September 30, 2015, respectively.

Cash Interest

Cash paid for interest for the nine months ended September 30, 2014 and September 30, 2015 was $68 thousand and $63 thousand, respectively.

Basic and Diluted Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to calculate basic net income per common share for the three and nine months ended September 30, 2015 excluded unvested shares of restricted common stock, which totaled 209,177 shares at September 30, 2015. Diluted net income (loss) per share is computed using the sum of the weighted average number of shares of common stock outstanding, and, if not anti-dilutive, the effect of outstanding common stock equivalents (such as stock options and warrants) determined using the treasury stock method.

For the three and nine months ended September 30, 2014 and September 30, 2015, the Company reported net income attributable to Heska Corporation and therefore, unvested shares of restricted common stock and other dilutive common stock equivalent securities, as computed using the treasury method (but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split), were added to basic weighted average shares outstanding for the period to derive the weighted average shares for diluted earnings per share calculation. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and nine months ended September 30, 2014, and therefore excluded were outstanding options to purchase 140,758 and 273,572 shares of common stock, respectively. Common stock equivalent securities, other than options to purchase fractional shares, that were anti-dilutive for the three and nine months ended September 30, 2015, and therefore excluded, were outstanding options to purchase 31,800 and 31,800 shares of common stock, respectively. These securities are anti-dilutive primarily due to exercise prices greater than the average trading price of the Company's common stock during the three and nine months ended September 30, 2014 and September 30, 2015.

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

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $5.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $3.4 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $125 thousand, primarily related to facility usage and other services.

At September 30, 2015, Heska Imaging has a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016 and which is listed as "Note receivable – related party" on the Company's consolidated balance sheets; Heska Imaging had accounts receivable from Cuattro Software, LLC of $488 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had net accounts receivable from Cuattro, LLC of $15 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net accounts payable to Cuattro, LLC of $64 thousand which is included in "Due to – related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning at December 31, 2014	$15,679
Accretion of Put Value	176
Balance at September 30, 2015	$15,855

4.    CAPITAL STOCK

Stock Option Plans

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2014 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Risk-free interest rate	1.24%	1.15%	1.07%	1.16%
Expected lives	3.4 years	3.4 years	3.3 years	3.4 years
Expected volatility	44%	40%	46%	42%
Expected dividend yield	0%	0%	0%	0%

A summary of the Company's stock option plans, excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split is as follows:

	Year Ended December 31, 2014		Nine Months Ended September 30, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,321,232	$10.386	1,074,251	$10.111
Granted at market	134,800	$16.398	34,346	$28.353
Cancelled	(218,926)	$17.786	(27,715)	$10.053
Exercised	(162,855)	$7.234	(181,983)	$9.984
Outstanding at end of period	1,074,251	$10.110	898,899	$10.835
Exercisable at end of period	729,175	$9.800	660,176	$10.471

The estimated fair value of stock options granted during the nine months ended September 30, 2014 and 2015 was computed to be approximately $117 thousand and $309 thousand, respectively. The amount is amortized ratably over the vesting period of the options. The per share weighted average estimated fair value of options granted during the nine months ended September 30, 2014 and 2015 was computed to be approximately $3.68 and $9.00, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2015 was approximately $516 thousand and $3.1 million, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2014 and 2015 were approximately $889 thousand and $1.4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015, excluding outstanding options to purchase an aggregate of 8.6 fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.8 years, a weighted average exercise price of $15.27 and exercise prices ranging from $9.50 to $22.50. The Company intends to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2015	Weighted Average Exercise Price
$ 4.40 - $ 6.90	226,552	5.15	$5.596	218,699	$5.558
$ 6.91 - $ 7.36	183,294	8.14	$7.360	82,483	$7.360
$ 7.37 - $12.34	181,242	7.04	$9.069	138,633	$9.205
$12.35 -$17.17	119,261	1.67	$14.038	115,489	$14.007
$17.18 - $32.21	188,550	7.03	$20.181	104,872	$26.015
$ 4.40 - $32.21	898,899	6.07	$10.835	660,176	$10.471

As of September 30, 2015, there was approximately $1.0 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.6 years, with approximately $163 thousand to be recognized in the three months ending December 31, 2015 and all the cost to be recognized as of September 2019, assuming all options vest according to the vesting schedules in place at September 30, 2015. As of September 30, 2015, the aggregate intrinsic value of outstanding options was approximately $17.7 million and the aggregate intrinsic value of exercisable options was approximately $13.2 million.

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

In the nine months ended September 30, 2014, the Company issued 23,418 shares under the ESPP. In the nine months ended September 30, 2015, the Company issued 11,475 shares under the ESPP.

For the three and nine months ending September 30 of the following years, the Company estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Risk-free interest rate	0.22%	0.26%	0.23%	0.25%
Expected lives	1.3 years	1.2 years	1.3 years	1.2 years
Expected volatility	34%	36%	34%	36%
Expected dividend yield	0%	0%	0%	0%

For the nine months ended September 30, 2014, the weighted-average fair value of the purchase rights granted was $2.37 per share. For the nine months ended September 30, 2015, the weighted-average fair value of the purchase rights granted was $5.77 per share.

Restricted Stock Vesting and Issuance

In the nine months ended September 30, 2015, Mr. Wilson vested 39,000 shares, which were shares originally issued on May 6, 2014 following a vote of approval by the Company's stockholders pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"), upon the Company's achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement as well as 55,000 shares subject to time-based vesting issued on March 26, 2014 pursuant to the Wilson Employment Agreement.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Nine Months Ended September 30, 2014:
Total revenue	$51,223	$14,291	$65,514
Operating income (loss)	(545)	1,702	1,157
Income (loss) before income taxes	(473)	1,661	1,188
Total assets	82,294	14,790	97,084
Net assets	40,948	10,383	51,331
Capital expenditures	1,523	252	1,775
Depreciation and amortization	2,021	573	2,594

Nine Months Ended September 30, 2015:
Total revenue	$61,312	$13,526	$74,838
Operating income	2,768	2,224	4,992
Income before income taxes	2,703	2,184	4,887
Total assets	88,228	17,804	106,032
Net assets	46,696	12,463	59,159
Capital expenditures	677	1,299	1,976
Depreciation and amortization	2,712	528	3,240

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Three Months Ended September 30, 2014:
Total revenue	$16,371	$5,434	$21,805
Operating income (loss)	(280)	621	341
Income (loss) before income taxes	(227)	608	381
Total assets	82,294	14,790	97,084
Net assets	40,948	10,383	51,331
Capital expenditures	189	48	237
Depreciation and amortization	790	187	977

Three Months Ended September 30, 2015:
Total revenue	$20,983	$7,051	$28,034
Operating income	697	1,445	2,142
Income before income taxes	782	1,429	2,211
Total assets	88,228	17,804	106,032
Net assets	46,696	12,463	59,159
Capital expenditures	228	812	1,040
Depreciation and amortization	988	178	1,166

6.        SUBSEQUENT EVENTS

Effective on October 1, 2015, the Employment Agreement (Executive Chair) between the Company and Robert B. Grieve, Ph.D. dated effective as of March 26, 2014 (the "Grieve Agreement") was terminated and, in connection therewith, the Company entered into a Separation and Release Agreement dated as of October 1, 2015 (the "Release Agreement") with Dr. Grieve. Pursuant to the Release Agreement, Dr. Grieve provided to the Company a full and unconditional general release of any and all claims or causes of action, known or unknown, that Dr. Grieve may have against the Company and resigned from the Company's Board of Directors, and the Company agreed to treat the termination of the Grieve Employment Agreement as a termination without cause entitling Dr. Grieve to the accelerated payments and other benefits associated therewith, including the immediate vesting of 41,342 shares, net of shares withheld for tax. As a result of the termination of the Grieve Agreement, and as acknowledged in the Release Agreement, effective October 1, 2015, Dr. Grieve began serving as a consultant to the Company pursuant to the Consulting Agreement (Founder Emeritus) dated as of March 26, 2014.

On November 11, 2015, the Company entered into a Unit Purchase Agreement (the "Acquisition Agreement") with Cuattro Veterinary, LLC ("Cuattro International"). Cuattro International sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. Under the terms of the Acquisition Agreement, the Company agreed to deliver $6.0 million in stock, subject to a minimum of 175,000 shares and a maximum of 200,000 shares, in exchange for 100% ownership of Cuattro International. Additionally, the Company will assume approximately $2.1 million in debt as part of the Acquisition Agreement. The acquisition is expected to close on or about January 1, 2016 subject to certain closing conditions, including the affirmative vote of the Company's stockholders to increase by 1,000,000 shares each the authorized shares of both classes of the Company's Common Stock Securities, as defined in the Company's Restated Certificate of Incorporation, as amended.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, research and development expenses, capital resources, capital expenditures and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 13, 2015,and we do not intend to update this forward-looking information.

Overview

We develop, manufacture, market, sell and support veterinary products. Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 83% of our revenue for the twelve months ended September 30, 2015 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 17% of LTM revenue.

The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.

Blood testing and other non-imaging instruments and supplies represented approximately 38% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 31% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 7% of our LTM revenue was from hardware revenue. A loss of or disruption in supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments and our blood gas instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our LTM revenue.

Imaging hardware, software and services represented approximately 19% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. It has been our experience that most of the economic benefit is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value.

Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 26% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm preventives, our heartworm diagnostic tests, our allergy immunotherapy, our allergy testing and our allergy test kits. Combined revenue from heartworm-related products and allergy-related products represented 25% of our LTM revenue.

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

We intend to sustain profitability over the long term through a combination of revenue growth, gross margin improvement and expense control. Accordingly, we closely monitor revenue growth trends in our CCA segment. LTM revenue in this segment increased 15% as compared to revenue in this segment for the twelve months ended September 30, 2014.

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

Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we may utilize past payment history and public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligation relating to returns, rebates, allowances and similar other programs.

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

Results of Operations

Revenue

Total revenue was $74.8 million for the nine months ended September 30, 2015, an increase of 14% as compared to $65.5 million in the corresponding period in 2014. Total revenue was $28.0 million for the three months ended September 30, 2015, a 29% increase from $21.8 million in the corresponding period in 2014.

Revenue from our CCA segment was $61.3 million, including $12.9 million recognized from Heska Imaging, for the nine months ended September 30, 2015, an increase of 20% as compared to $51.2 million, including $7.6 million recognized from Heska Imaging, for the corresponding period in 2014. Increased revenue from Heska Imaging, our instrument consumables, our chemistry instruments, our hematology instruments and our allergy drops were key factors in the increase. Revenue from our CCA segment was $21.0 million, including $4.3 million recognized from Heska Imaging, for the three months ended September 30, 2015, an increase of 28% as compared to $16.4 million, including $2.3 million recognized from Heska Imaging, for the corresponding period in 2014. Increased revenue from Heska Imaging, our heartworm preventive and our instrument consumables were key factors in the increase.

Revenue from our OVP segment was $13.5 million for the nine months ended September 30, 2015, a decrease of 5% as compared to $14.3 million in the corresponding period in 2014. Lower revenue from our vaccine supply agreement with Elanco, somewhat offset by revenue from a new product for another customer, was a factor in the change. Revenue from our OVP segment was $7.1 million for the three months ended September 30, 2015, an increase of 30% as compared to $5.4 million in the corresponding period in 2014. Revenue from a new product for one of our customers was a key factor in the change.

Cost of Revenue

Cost of revenue totaled $42.9 million for the nine months ended September 30, 2015, a 7% increase compared to the corresponding period in 2014. Gross profit was $32.0 million, including $4.8 million recognized from Heska Imaging, for the nine months ended September 30, 2015 a 25% increase as compared to $25.7 million, including $1.5 million recognized from Heska Imaging, in the prior year period. Gross Margin, i.e. gross profit divided by total revenue, increased to 42.7% for the nine months ended September 30, 2015 from 39.2% in the prior year period. A Gross Margin improvement due to product mix from our OVP segment as well as a lower relative contribution of revenue from this segment, which tends to operate at lower Gross Margin than our consolidated Gross Margin and improved Gross Margin from Heska Imaging were factors in the improvement.

Cost of revenue totaled $16.4 million for the three months ended September 30, 2015, an increase of 22% as compared to $13.5 million for the corresponding period in 2014. Gross profit was $11.6 million, including $1.6 million recognized from Heska Imaging, for the three months ended September 30, 2015, a 39% increase as compared to $8.3 million, including $381 thousand recognized from Heska Imaging, in the prior year period. Gross Margin increased to 41.4% for the three months ended September 30, 2015 from 38.1% in the prior year period. Product mix and improved Gross Margin from Heska Imaging were factors in the improvement.

 Operating Expenses

Total operating expenses were $27.0 million, including $4.8 million recognized from Heska Imaging, in the nine months ended September 30, 2015, an increase of 10% from $24.5 million, including $4.2 million recognized from Heska Imaging, in the prior year period. Total operating expenses were $9.5 million, including $1.6 million recognized from Heska Imaging, in the three months ended September 30, 2015, an increase of 19% from $8.0 million, including $1.4 million recognized from Heska Imaging, in the prior year period.

Selling and marketing expenses were $15.9 million in the nine months ended September 30, 2015, as compared to $14.4 million in the nine months ended September 30, 2014, a year-over-year increase of 10%. Selling and marketing expenses were $5.2 million, in the three months ended September 30, 2015, an increase of 10% as compared to $4.7 million in the three months ended September 30, 2014. Increased commissions and distributor incentives were key factors in the change in both cases.

Research and development expenses were $1.3 million in the nine months ended September 30, 2015, a 20% increase as compared to $1.1 million in the corresponding period in 2014. Increased development project spending was a factor in the change. Research and development expenses were $493 thousand in the three months ended September 30, 2015, a 53% increase as compared to $322 thousand in the corresponding period in 2014. Increased development project spending and research and development expenses related to Heska Imaging was a factor in the change.

General and administrative expenses were $9.8 million in the nine months ended September 30, 2015, a 9% increase from $9.0 million in the prior year period. General and administrative expenses were $3.8 million in the three months ended September 30, 2015, an increase of 29% from $2.9 million in the prior year period. In both cases, a key factor in the change is a $0.9 million charge for certain accelerated stock vesting and post-termination payments related to the October 1, 2015 termination of our Executive Chair's previously negotiated employment agreement.

Interest and Other (Income) Expense, Net

In the nine months ended September 30, 2015, this line item was a $105 thousand expense as opposed to a $31 thousand income in the prior year period. In the three months ended September 30, 2015, this line item was a $69 thousand in income as opposed to $40 thousand in income in the prior year period. In both cases, the largest factor in the change related to changes in currency gains or losses in the respective periods. In the nine months ended September 30, we recognized $87 thousand in net currency losses in the 2015 period as opposed to $41 thousand in net currency gains in the 2014 period. In the three months ended September 30, we recognized $84 thousand in net currency gains in the 2015 period as opposed to $47 thousand in net currency gains in the 2014 period.

Income Tax Expense

We recognized $1.7 million net income tax expense in the nine months ended September 30, 2015, as compared to $668 thousand in the prior year period. We recognized $828 thousand net income tax expense in the three months ended September 30, 2015, as compared to $366 thousand in the prior year period.

Current tax expense was $232 thousand in the nine months ended September 30, 2015, an increase of $119 thousand as compared to $113 thousand in the prior year period. Current tax expense was $106 thousand in the three months ended September 30, 2015, an increase of $46 thousand as compared to $60 thousand in the prior year period.

For the nine months ended September 30, 2015, deferred tax expense was $1.5 million, a $956 thousand change from $555 thousand in deferred tax expense in the prior year period. For the three months ended September 30, 2015, deferred tax expense was $722 thousand, a $416 thousand change from $306 thousand in deferred tax expense in the prior year period.

Greater income before income taxes was a key factor in the increase in both current tax expense and deferred tax expense in the 2015 periods presented as compared to the 2014 periods presented.

Net Income

Net income was $3.1 million in the nine months ended September 30, 2015, an increase of approximately $2.6 million compared to $520 thousand in the prior year period. Net income was $1.4 million in the three months ended September 30, 2015, an increase of approximately $1.4 million compared to $15 thousand in the prior year period. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in the change in both cases.

Net Income attributable to Heska Corporation

Net income attributable to Heska Corporation was $3.2 million in the nine months ended September 30, 2015, an increase of approximately $1.4 million compared to $1.8 million net income in the prior year period. Net income attributable to Heska Corporation was $1.4 million in the three months ended September 30, 2015, an increase of approximately $903 thousand compared to $513 thousand net income in the prior year period. The difference between this line item and "Net Income" above is the net income or loss attributable to the minority interest in Heska Imaging, which was a net loss of $66 thousand in the nine months ended September 30, 2015 and a net loss of $32 thousand in the three months ended September 30, 2015 compared to a net loss of $1.3 million in the nine months ended September 30, 2014 and a net loss of $498 in the three months ended September 30, 2014, respectively. Greater revenue and higher Gross Margin, somewhat offset by increased operating expenses, were key factors in the change in net income attributable to Heska Corporation in both cases.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, we had net income of $3.1 million. During the nine months ended September 30, 2015, our operations used cash of approximately $0.9 million. At September 30, 2015, we had $5.9 million of cash and cash equivalents, $21.9 million of working capital, and $1.7 million of outstanding borrowings under our revolving line of credit, discussed below.

Net cash used by operating activities was $0.9 million for the nine months ended September 30, 2015 as compared to $3.6 million of cash provided by operating activities in the nine months ended September 30, 2014, a change of $4.5 million. Key factors in this change were a $4.6 million increase in cash used for deferred revenue and other long term liabilities, which included a $3.0 million milestone payment received in the 2014 period but not the 2015 period and lower deferred revenue credits resulting from the sale of certain customer contracts and the underlying assets in the 2015 period as compared to the 2014 period, a $4.1 million increase in cash used for inventory and a $1.5 million increase in cash used in other non-current assets, which included the impact of increased capital lease activity under new marketing programs. These factors were somewhat offset by 3.6 million greater cash provided by net income and deferred tax expense and $2.1 million greater cash provided by accounts payable and accrued and other short term liabilities.

Net cash flows used in investing activities were $2.0 million in the nine months ended September 30, 2015, an increase of $207 thousand as compared to $1.8 million used in the nine months ended September 30, 2014. Increased investment in our Des Moines production facility including to fulfill certain customers needs, somewhat offset by lower purchases of demonstration and loaner equipment by Heska Imaging in the 2015 period as compared to the 2014 period, was a factor in the change.

Net cash flows provided in financing activities were $3.0 million during the nine months ended September 30, 2015, a $5.0 million change as compared to $2.0 million used by financing activities in the nine months ended September 30, 2014. The largest factor in the change was usage of our line of credit where we net borrowed $1.6 million in the 2015 period and net repaid $3.0 million in the 2014 period.

At September 30, 2015, Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At September 30, 2015, we, including the consolidated balance sheets of our subsidiaries, had an account receivable from Cuattro Software, LLC of $488 thousand, net accounts receivable from Cuattro, LLC of $15 thousand and net accounts payable to Cuattro, LLC of $64 thousand. These items are included on our consolidated balance sheets in "Due from – related parties" and "Due to – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC and Cuattro, LLC owns a 100% interest in Cuattro Software, LLC. All monies owed are to accrue interest at the same interest rate the Company pays under its credit and security agreement with Wells Fargo once past due.

At September 30, 2015, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note is to pay interest at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo and is due on March 15, 2016. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our balance sheet as a "Note receivable – related party" as Cuattro, LLC holds a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of Heska Imaging (the "Acquisition") on February 24, 2013.

At September 30, 2015, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2015 as part of our credit and security agreement with Wells Fargo. At September 30, 2015, we had $1.7 million in outstanding borrowings under this line of credit. Our ability to borrow under this facility varies based upon available cash, eligible accounts receivable and eligible inventory. On September 30, 2015, interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.75% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio under this agreement. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of September 30, 2015. At September 30, 2015, our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $10.3 million.

At September 30, 2015, we had other borrowings outstanding totaling $263 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. $159 thousand of principal associated with this note is listed as short term on our balance sheet as it is due within a year.

At September 30, 2015, our consolidated balance sheets included $15.9 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. We evaluate the value of this position every reporting period and make adjustments using a weighted average based on various potential outcomes and our estimate of the likelihood of such outcomes. For the nine months ended September 30, 2015, this resulted in approximately $176 thousand in net accretion which was recorded as a credit to this line item, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit.

Our financial plan for 2015 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through the remainder of 2015 and into 2016. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same category of assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

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

Interest Rate Risk

At September 30, 2015, there was $1.7 million in debt outstanding on our line of credit with Wells Fargo. We also had approximately $5.9 million of cash and cash equivalents at September 30, 2015, the majority of which was invested in liquid accounts. We had no interest rate hedge transactions in place on September 30, 2015. We completed an interest rate risk sensitivity analysis based on the above and an assumed one percentage point increase/decrease in interest rates. If market rates increase/decrease by one percentage point and such changes were reflected in all our investments, we would experience a decrease/increase in annual net interest expense of approximately $43 thousand based on our outstanding balances as of September 30, 2015.

Foreign Currency Risk

Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. Dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2015.

We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory with exposure to foreign currencies, primarily Euros and Chinese Yuan, and sell corresponding products in U.S. Dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. Dollars. Based on our results of operations for the twelve months ending September 30, 2015, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of September 30, 2015 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the Dollar, would be a resulting gain/loss in operating income of approximately $159 thousand and a currency loss/gain of $66 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $151 thousand and a currency gain/loss of $386 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $277 thousand and a currency loss/gain of $445 thousand.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of September 30, 2015 we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Our February 2013 acquisition of a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, could be detrimental to the interests of our shareholders due to related puts, calls or other provisions, or for other reasons including related to conflicts of interest.

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

Under and as defined in and subject to the terms of the Operating Agreement, should we undergo a change in control prior to the end of 2017, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash at the highest call value they otherwise could have obtained (the "Change in Control Payment"). This will be $42.4 million until at least the end of 2015 and could be as high as $42.4 million beyond 2015 if Heska Imaging meets certain minimum performance criteria. The Change in Control Payment may materially decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a significant premium to the Company's then current market price for the benefit of some or all of our shareholders. This could make some investors less likely to buy and hold our stock.

Under the terms of the Operating Agreement, Heska Imaging is to be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014. The current board of managers consists of Mr. Wilson, Jason A. Napolitano, Heska Corporation's Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary and a vacancy resulting from the resignation of Robert B. Grieve, Ph.D., Heska Corporation's former Executive Chair effective on October 1, 2015. Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of its investment in Heska Imaging in certain circumstances.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and a majority interest in Cuattro Veterinary, LLC. On November 11, 2015, we announced an agreement under which we are to purchase 100% ownership of Cuattro Veterinary, LLC. While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Since January 1, 2015, Cuattro, LLC charged Heska Imaging $5.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $3.4 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $125 thousand, primarily related to facility usage and other services.

At September 30, 2015, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on March 15, 2016; Heska Imaging had accounts receivable from Cuattro Software, LLC of $488 thousand, including accrued interest; Heska Corporation had accounts receivable from Heska Imaging of $5.8 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $15 thousand; Heska Imaging had net accounts payable to Cuattro, LLC of $64 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

We may face legal disputes related to our business. For example, on March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. We may have to use legal means and incur affiliated costs to secure the benefits to which we are entitled, such as to collect payment for goods shipped to third parties. Insurance coverage may not cover any costs required to litigate a legal dispute or an unfavorable ruling or settlement. A legal dispute leading to an unfavorable ruling or settlement, whether or not insurance coverage may be available for any portion thereof, could have significant material adverse consequences on our business.

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

Our agreements with our corporate marketing partners may contain no or small minimum purchase requirements in order for them to maintain their exclusive marketing rights. We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 10% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco and pro forma for an acquisition made by Eli Lilly in the LTM period, represented 10% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to maintain our current market share or commercialize certain of our products and our sales will decline accordingly.

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

Revenue from Eli Lilly entities, including Elanco, represented approximately 10% and 13% of our consolidated revenue for the nine months and three months ended September 30, 2015, respectively, as well as 12% and 16% of our consolidated revenue for the nine months and three months ended September 30, 2014, respectively. Merck entities, including Merck Animal Health, represented approximately 10% of our consolidated revenue both for the nine months and the three months ended September 30, 2015, as well as 13% for the nine months and three months ended September 30, 2014. No other single customer accounted for more than 10% of our consolidated revenue for the nine months and three months ending September 30, 2015 or the nine months and three months ending September 30, 2014. Eli Lilly entities, including Elanco, accounted for approximately 23% of our consolidated accounts receivable at September 30, 2015 and 24% of our consolidated accounts receivable at September 30, 2014. Merck entities accounted for approximately 13% of our consolidated accounts receivable at September 30, 2015. No other single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2015 or September 30, 2014.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our 2015 revenue for the twelve months ended September 30, 2015 are Boule Medical AB, Cuattro, LLC, and FUJIFILM Corporation. None of these suppliers sold us products which were responsible for more than 25% of our 2015 revenue, although products purchased from one of these suppliers was responsible for more than 20% of our 2015 revenue and products purchased from another was responsible for more than 10% of our 2015 revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

The effect of government regulation may be to delay or to prevent marketing of our products for a considerable period of time and to impose costly procedures upon our activities. We may not be able to estimate he time to obtain required regulatory approvals accurately and such approvals may require significantly more time than we anticipate. We have experienced in the past, and may experience in the future, difficulties that could delay or prevent us from obtaining the regulatory approval or license necessary to introduce or market our products. Such delays in approval may cause us to forego a significant portion of a new product's sales in its first year due to seasonality and advanced booking periods associated with certain products. Regulatory approval of our products may also impose limitations on the indicated or intended uses for which our products may be marketed.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $20.9 million at September 30, 2015. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be nable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal controls over financial reporting are designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. For the first time since the audit for the year ended December 31, 2008, we will be required to have our independent registered public accountant conduct an audit of our internal controls as on June 30, 2015 our stock market value was above a certain level prescribed by regulation. This is expected to increase our general and administrative costs in 2015 from what they otherwise would have been, at a minimum.

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

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including our Chief Executive Officer and President, Kevin Wilson. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have an employment agreement with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our senior management or key personnel.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended September 30, 2015, our closing stock price has ranged from a low of $12.00 to a high of $35.24. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same category of assets as the term loans which we fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. Funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Financial institutions and other potentially interested parties may not be interested in purchasing our customer leases on economic terms, or at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2015, we had an accumulated deficit of $166.4 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Number	Description

10.1	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.2	Separation and Release Agreement between Registrant and Robert B. Grieve, effective as of October 1, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

** Furnished with this report.

HESKA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESKA CORPORATION

Date:	November 16, 2015	By:	/s/ Kevin S. Wilson
KEVIN S. WILSON
Chief Executive Officer and President (on behalf of the Registrant and as the Registrant's Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ Jason A. Napolitano
JASON A. NAPOLITANO
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Exhibit Index

Number	Description

10.1	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.2	Separation and Release Agreement between Registrant and Robert B. Grieve, effective as of October 1, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

** Furnished with this report.