Form 10-K
period 2015-12-31
HESKA CORP
filed 2016-03-15
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $172,442,053 as of June 30, 2015 based upon the closing price on the Nasdaq Capital Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
6,620,292 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at March 14, 2016.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2016 Annual Meeting of Stockholders.

 HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks of Heska Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. DRI-CHEM is a registered trademark of FUJIFILM Corporation. This annual report on Form 10-K also refers to trademarks and trade names of other organizations.

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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2016 definitive proxy statement on Schedule 14A, as of the date of the Schedule 14A.
Internet Site
Our Internet address is www.heska.com. Because we believe it provides useful information in a cost-effective manner to interested investors, via a link on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are publicly available free of charge and we believe are available as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Information contained on our website is not a part of this annual report on Form 10-K.
PART I

Item 1.	Business.
Unless we state otherwise or the context otherwise requires, the terms "Heska," "we," "our," "us" and "the Company" refer to Heska Corporation and its consolidated subsidiaries.
We sell advanced veterinary diagnostic and other specialty veterinary products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as in-clinic heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing. Our core focus is on the canine and feline markets.
Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com. We originally incorporated in California in 1988, and we subsequently incorporated in Delaware in 1997.

Background
We were founded as Paravax, Inc. in 1988 and conducted research on vaccines to prevent infections by parasites. We changed our name to Heska Corporation in 1995, completed our initial public offering in 1997 and continued to be a research and development-focused company, devoting substantial resources to the research and development of innovative products for the companion animal health market. We subsequently took steps to lower our expense base, largely in internal research and development, and continued to concentrate our efforts on operating improvements, such as enhancing the effectiveness of our sales and marketing efforts and pursuing cost efficiencies, as well as seeking new product opportunities with third parties. We acquired a 54.6% interest in Cuattro Veterinary USA, LLC in February 2013 (the "Acquisition"), which marked our entry into the veterinary imaging market. In June 2013, we sold certain non-core assets useful for the production of both bovine and feline vaccines to Elanco Animal Health ("Elanco"), a division of Eli Lilly and Company.
Products and Services
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
Core Companion Animal Health Segment
We presently sell a variety of companion animal health products and services, among the most significant of which are the following:
Veterinary Blood Testing and Other Non-Imaging Instruments
We offer a line of veterinary blood testing and other instruments, some of which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•
Blood Chemistry. The Element DC™ Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the "DRI-CHEM 7000") is a complementary chemistry offering, co-branded with FUJIFILM Corporation ("FUJIFILM"), with higher throughput, multiple patient staging and a "STAT" feature which provides emergency sample flexibility in critical cases. The Element DC and DRI-CHEM 7000 utilize the same test slides. We are supplied with the Element DC, the DRI-CHEM 7000 and affiliated test slides and supplies under a contractual agreement with FUJIFILM.

•
Hematology. The Element HT™5 Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which uses laser, impedance and colorimetric technologies to measure key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5 can generate results in less than a minute with 15 µL of sample. We began to ship HT5 units in January 2015. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). The HEMATRUE Veterinary Hematology Analyzer (the "HEMATRUE") is an easy-to-use and reliable 3-part hematology blood analyzer that we continue to offer to our customers.  We are supplied HEMATRUE instruments and affiliated reagents and supplies for the HEMATRUE under a contractual agreement with Boule Medical AB ("Boule").

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

•
Immunodiagnostics. The Element i Immunodiagnostic Analyzer ("Element i") utilizes fluorescence immunoassay technology to ensure sensitivity for accurate in-clinic detection of Total T4, TSH and Cortisol. The Element i is a benchtop technology with a test time of 10 minutes or less per analyte. Along with confidence in results, this measurement principle allows for simplified reagents and testing protocols. Element i units, which we began shipping in December 2015, are supplied to us under a contractual agreement with FUJIFILM.

•	IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids for their patients.
Veterinary Imaging Instruments and Services
On February 24, 2013, we acquired a 54.6% interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC ("Heska Imaging") and operates only in the United States. This transaction marked our entry into the veterinary imaging market. Heska Imaging's offerings in this area include:
Digital Radiography Solutions. Our digital radiography solutions are marketed and sold under the "Cuattro" brand name. We sell hardware including digital radiography detectors, acquisition workstation equipment, positioning aides such as tunnels and tables, viewing computers and other accessories along with embedded software and support, data hosting and other services. CloudDRTM solutions combine flat panel digital radiography acquisition with web-based image storage. CloudbankTM is an automatic, secure, web-based image storage solution designed to interface with the software we sell. ViewCloudTM is a PACS (Picture Archival and Communications System) for Cloudbank for web or local viewing, reporting, planning and email sharing of studies on internet devices, including personal computers, tablet devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support CloudDR, Cloudbank and ViewCloud.
We also sell mobile digital radiography products, primarily for equine use. The Uno 6TM is a full powered, seamlessly integrated, portable digital radiography generator with an embedded touchscreen digital radiography acquisition computer based upon a patented design of Cuattro, LLC. The Slate 6TM is a mobile digital radiography acquisition console with a direct sunlight readable display, including multi-touch software. Slate 6 and Uno 6 have the ability to link to Digital Imaging and Communication in Medicine (DICOM) servers of all types as well as Cloudbank.

Cuattro, LLC provides us with the hardware, software and support, data hosting and other services for our digital radiography solutions under exclusive contractual arrangements in the United States.
Ultrasound Systems. Our ultrasound products, including affiliated probes and peripherals, are provided to us under an exclusive agreement with Esaote USA ("Esaote"). We sell several different ultrasound products with varying features and corresponding price points, all under Esaote's trade names or logos. These offerings include the MyLab family of high performance systems and probes, for use in abdominal, cardiac and small parts applications in companion animal and equine patients as well as other species. The ultrasound products we sell generally seamlessly integrate with our Cloudbank and ViewCloud offerings for image storing and viewing.
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
We believe that our ALLERCEPT Definitive Allergen Panels provide the most accurate determination of which we are aware of the specific allergens to which an animal, such as a dog, cat or horse, is reacting. The panels use a highly specific recombinant version of the natural IgE receptor to test the serum of potentially allergic animals for IgE directed against a panel of known allergens. A typical test panel consists primarily of various pollen, grass, mold, insect and mite allergens. The test results serve as the basis for prescription ALLERCEPT Therapy Shots and ALLERCEPT Therapy Drops. We operate veterinary laboratories in Loveland, Colorado and Fribourg, Switzerland which both offer blood testing using our ALLERCEPT Definitive Allergen Panels.

We sell kits to conduct blood testing using our ALLERCEPT Definitive Allergen Panels to third-party veterinary diagnostic laboratories outside of the United States. We also sell products to screen for the presence of allergen-specific IgE to these customers - we sell kits to conduct preliminary blood testing using products based on our ALLERCEPT Definitive Allergen Panels as well as a similar test requiring less technical sophistication, our E-SCREEN Test. Animals testing positive for allergen-specific IgE using these screening tests are candidates for further evaluation using our ALLERCEPT Definitive Allergen Panels.

Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase our ALLERCEPT Therapy Shots or ALLERCEPT Therapy Drops for those animals with positive test results. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of subcutaneous injections (Shots) or by daily sublingual (under the tongue) administration (Drops), with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer canine, feline and equine subcutaneous and sublingual immunotherapy treatment products. We believe our ALLERCEPT Therapy Drops offer a convenient alternative to subcutaneous injection, thereby increasing the likelihood of pet owner compliance.
Other Core Companion Animal Health Single Use Products. We also sell other products in our Core Companion Animal Health segment.
Other Vaccines, Pharmaceuticals and Products Segment
We developed a line of bovine vaccines that are licensed by the United States Department of Agriculture ("USDA"). Historically, the largest distributor of these vaccines was Agri Laboratories, Ltd. ("AgriLabs"), who sold these vaccines primarily under the Titanium® and MasterGuard® brands. In November 2013, AgriLabs assigned the long-term agreement with us related to these vaccines to, and the agreement was assumed by, Eli Lilly and Company ("Eli Lilly") acting through Elanco. In January 2015, we signed a long-term Master Supply Agreement related to these vaccines with Eli Lilly acting through Elanco, thereby terminating the AgriLabs agreement previously assumed by Eli Lilly in November 2013.
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
Marketing, Sales and Customer Support
We estimate that there are approximately 53,000 veterinarians in the United States whose practices are devoted principally to small animal medicine and these veterinarians practice in approximately 24,000 clinics in the United States. Veterinarians may obtain our products directly from us or indirectly through others. All our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians. In many cases, veterinarians will markup their costs to the end user. The acceptance of our products by veterinarians is critical to our success.

We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2015, our outside field organization consisted of 36 individuals in various parts of the United States and our inside sales force consisted of 26 individuals.
We have a staff dedicated to customer and product support in our Core Companion Animal Health segment including veterinarians, technical support specialists and service technicians. Individuals from our product development group may also be used as a resource in responding to certain product inquiries.
Internationally, we market our Core Companion Animal Health products to veterinarians primarily through third-party veterinary diagnostic laboratories and independent third-party distributors.
All OVP products are marketed and sold by third parties under third-party labels.
We grant third parties rights to our intellectual property as well as our products, with our compensation often taking the form of royalties and/or milestone payments.
Manufacturing
The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies, as well as other products including key components of our heartworm point-of-care diagnostic tests. Our chemistry and immunodiagnostic instruments and affiliated supplies are manufactured under contracts with FUJIFILM. Our hematology instruments and affiliated supplies are manufactured under contracts with Mindray and Boule. Our blood gas and electrolyte analyzers and affiliated supplies are supplied under a contract with Alere North America, LLC. Our digital radiography products are supplied under a contract with Cuattro, LLC, which typically buys its hardware products and components from third parties. Our ultrasound products are supplied under a contract with Esaote USA. Key components of our heartworm point-of-care diagnostic tests are manufactured under a contract with Quidel. We manufacture and supply Quidel with certain critical raw materials and perform the final packaging operations for these products.
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
We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:

•	Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•	Mindray for the development of veterinary applications for the ELEMENT HT5 Veterinary Hematology Analyzer and associated reagents; and

•	FUJIFILM for the development of veterinary applications for the Element DC Veterinary Chemistry Analyzer and associated slides and supplies.
Internal research and development is managed on a case-by-case basis. We employ individuals with expertise in various applicable areas and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $1.5 million, $1.4 million and $1.7 million in the years ended December 31, 2013, 2014 and 2015, respectively, in support of our research and development activities.
Intellectual Property
We believe that patents, trademarks, copyrights and other proprietary rights represent opportunities to grow our business and maintain or enhance our competitive position. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The proprietary technologies of our OVP segment are primarily protected through trade secret protection of, for example, our manufacturing processes in this area.
We actively seek patent protection both in the United States and abroad. Our issued patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2015, we owned, co-owned or had rights to 139 issued U.S. patents expiring at various dates from January 2016 to May 2028 and had no pending U.S. patent applications. Our corresponding foreign patent portfolio as of December 31, 2015 included 116 issued patents in various foreign countries expiring at various dates from March 2016 to August 2024 and had no pending applications.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for profit companies.

Seasonality
In 2013, 2014 and 2015, our fourth quarter results were significantly stronger than those for any other quarter. We expect this trend to continue in the future as it is a historical trend within our digital imaging business.
Government Regulation
Although the majority of our revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the major U.S. government agencies that regulate animal health products:

•
USDA.  Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA.  Industry data indicates that it takes approximately four years and in excess of $1.0 million to license a conventional vaccine for animals from basic research through licensing.  In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost.  However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license.  The USDA licensing process involves the submission of several data packages.  These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

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
Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below:

Products	Country	Regulated	Agency	Status
ALLERCEPT Allergy Treatment Sets	United States Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP CH	United States EU Canada Japan Australia	Yes No-in most countries Yes Yes Yes	USDA CCVB MAFF ADAFF	Licensed Licensed Licensed Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP FH	United States Canada Australia	Yes Yes Yes	USDA CCVB ADAFF	Licensed Licensed Licensed
TRI-HEART Plus Heartworm Preventive	United States Japan South Korea	Yes Yes Yes	FDA MAFF NVRQS	Licensed Licensed Licensed

Competition
Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis") and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.
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
Employees
As of December 31, 2015, we and our subsidiaries employed 310 people, of whom 135 were focused in production and technical and logistical services, including instrumentation service, 115 in sales, marketing and customer support, 55 in general and administrative services, such as finance, and 5 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.
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

Executive Officers of the Registrant
Our executive officers and their ages as of March 14, 2016 are as follows:

Name	Age	Position
Kevin S. Wilson	44	Chief Executive Officer and President
Jason A. Napolitano	47	Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary
Michael J. McGinley, Ph.D.	55	President, Biologicals & Pharmaceuticals
Nancy Wisnewski, Ph.D.	53	Executive Vice President, Product Development and Customer Support
Steven M. Eyl	50	Executive Vice President, Commercial Operations
Steven M. Asakowicz	50	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	42	Executive Vice President, Companion Animal Health Sales
John McMahon	50	Vice President, Financial Operations & Controller
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
Jason A. Napolitano was appointed Chief Operating Officer in October 2015 and has also served as Chief Financial Officer and Executive Vice President since May 2002. He was appointed our Secretary in February 2009, having previously served as our Secretary from May 2002 to December 2006. Prior to joining us formally, he was a financial consultant. From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions. He holds a B.S. degree from Yale University.
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
John McMahon, CPA, was appointed Vice President, Financial Operations & Controller in October 2015 and designated the Company's principal accounting officer in November 2015. From March 2014 to May 2015 he was employed by Pinnacle Ag Holdings, LLC as Vice President, Corporate Controller. Mr. McMahon previously worked as Vice President, Corporate Controller for Advanced Energy Industries from 2008 to 2014 and for Danka Office Imaging from June 2005 to June 2008 as Senior Vice President, Corporate Controller. Mr. McMahon holds an MBA in Finance from California State University, East Bay and a BS in Communications from Kutztown University.

Item 1A.	Risk Factors
Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks or uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our Public Common Stock could decline and investors in our Public Common Stock could experience losses on their investment.

Our February 2013 acquisition of a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, could be detrimental to the interests of our shareholders due to related puts, calls or other provisions, or for other reasons including related to conflicts of interest.

Under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement"), should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us some or all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2016 and 2017. Based on Heska Imaging's current ownership position, this put option could require us to deliver up to $17.0 million following calendar year 2016 or calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity. Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our financial statements for 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. Based on Heska Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2016 or calendar year 2017 - as well as 25% of Heska Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in Heska Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future. In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in and subject to the terms of the Operating Agreement, should we undergo a change in control, the Imaging Minority will be entitled to sell their Heska Imaging units to us for cash of up to $13.6 million based on Heska Imaging's prior year Operating Income (the "Change in Control Payment"). The Change in Control Payment may decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a premium to the Company's then current market price for the benefit of some or all of our shareholders. This could make some investors less likely to buy and hold our stock.

Under the terms of the Operating Agreement, Heska Imaging is to be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014. The current board of managers consists of Mr. Wilson, Jason A. Napolitano, Heska Corporation's Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary and Nancy Wisnewski, Ph.D., Heska Corporation's Executive Vice President, Product Development and Customer Support. Until the earlier of (1) our acquiring 100% of the units of Heska Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, Heska Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize Heska Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of our investment in Heska Imaging in certain circumstances.

While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between Heska Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on other matters.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson's time is occupied by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and a majority interest in Cuattro Veterinary, LLC. On November 11, 2015, we announced an agreement under which we are to purchase 100% ownership of Cuattro Veterinary, LLC.

In 2015, Cuattro, LLC charged Heska Imaging $9.0 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and service as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $4.9 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $0.2 million primarily related to facility usage and other services.

At December 31, 2015, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is currently due on June 15, 2016, but which we do not currently anticipate collecting in 2016 due to our pending acquisition of Cuattro Veterinary, LLC; Heska Corporation had accounts receivable from Heska Imaging of $6.3 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $40 thousand; Heska Imaging had net prepaid receivables from Cuattro, LLC of $0.3 million. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

Mrs. Wilson, Clint Roth, DVM, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of Heska Imaging, respectively, each are a member of Heska Imaging, and each have an interest in the puts and calls discussed above. If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value. While the Operating Agreement was negotiated at arm's length as part of the Acquisition, and requires that none of the members shall cause Heska Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on other matters.

In addition, like any acquisition, if Heska Imaging significantly underperforms our financial expectations, it may serve to diminish rather than enhance shareholder value. Heska Imaging generated operating income of $0.8 million in 2015 and an operating loss of approximately $2.1 million in 2014.

We may face costly legal disputes, including related to our intellectual property or technology or that of our suppliers or collaborators.

We may face legal disputes related to our business. For example, on March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. Insurance coverage may not cover any costs required to litigate a legal dispute or an unfavorable ruling or settlement. A legal dispute leading to an unfavorable ruling or settlement, whether or not insurance coverage may be available for any portion thereof, could have significant material adverse consequences on our business. We may have to use legal means and incur affiliated costs to secure the benefits to which we are entitled, such as to collect payment for goods shipped to third parties, which would reduce our income as compared to what it otherwise would have been.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck entities, including Merck Animal Health, represented 11% of our revenue in 2015. Revenue from Eli Lilly entities, including Elanco, represented 12% of our 2015 revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI‑HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX, Abaxis, and Zoetis. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in our OVP or allergy segments, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Revenue from Eli Lilly entities, including Elanco, represented 12% and 11% of our consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 11%, 12% and 13% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2015, 2014 or 2013. Eli Lilly entities accounted for approximately 20% of our consolidated accounts receivable at December 31, 2015. Merck entities accounted for approximately 13% and 11% of our consolidated accounts receivable at December 31, 2015 and 2014, respectively. No other single customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2015 or 2014.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including our Chief Executive Officer and President, Kevin Wilson. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have employment agreements with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our senior management or key personnel.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $20.9 million at December 31, 2015. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal control over financial reporting is designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. We were required to have our independent registered public accountant conduct an audit of our internal control over financial reporting because as of June 30, 2015 our stock market value was above a certain level prescribed by regulation. This has increased, and is expected to increase, our general and administrative costs from what they otherwise would have been.

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product, a product may not achieve the anticipated technical performance in field use or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical precedent for such a product. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of one of our new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate. For example, our VitalPath Blood Gas and Electrolyte Analyzer, supplied under an agreement, the ("Roche Agreement"), with Roche Diagnostics Corporation ("Roche"), generated significantly less revenue than we anticipated following its launch in May 2010 as placements of this product with customers did not occur as we expected.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2015, sales of our Public Common Stock have ranged from a low of $15.58 to a high of $40.29. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Our Public Common Stock is listed on the Nasdaq Capital Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares. In addition, we have less than 300 holders of record, which would allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market.

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

We have less than 300 holders of record as of our latest information, a fact which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Capital Market, which we would expect to materially adversely affect the liquidity and market price for our common stock.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2015, we had an accumulated deficit of $164.0 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

We have high operating expenses, including those related to personnel. Many of these expenses are fixed in the short term and may increase over time. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

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
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of the actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. At December 31, 2015, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA." The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2014
First Quarter	$11.43	$8.19
Second Quarter	$12.74	$10.27
Third Quarter	$14.58	$10.60
Fourth Quarter	$18.63	$11.89
2015
First Quarter	$26.68	$15.58
Second Quarter	$32.98	$23.22
Third Quarter	$35.72	$26.73
Fourth Quarter	$40.29	$27.59
2016
First Quarter (through March 14, 2016)	$39.47	$28.61
As of February 29, 2016, there were approximately 259 holders of record of our Public Common Stock, including approximately 111 participant accounts of Cede & Co.'s position held with our registrar, and approximately 3,900 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	14,373	$30.55	—	—
November 1 - November 30, 2015	—	—	—	—
December 1 - December 31, 2015	—	—	—	—
Total	14,373	$30.55	—	—
(1) Shares of Public Common Stock we purchased between October 1, 2015 and December 31, 2015 were solely for the cancellation of shares of restricted stock to pay withholding taxes.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2015 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

	12/10	12/11	12/12	12/13	12/14	12/15
Heska Corporation	$100	$147	$163	$176	$366	$780
NASDAQ Medical Supplies Index	$100	$96	$118	$145	$174	$193
NASDAQ Composite Total Return Index	$100	$99	$116	$163	$187	$200

Item 6	Selected Financial Data.
The selected consolidated statement of operations and consolidated balance sheets data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8, respectively, in this Form 10-K.

	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$70,065	$72,805	$78,339	$89,837	$104,597
Operating income (loss)	3,249	2,158	(1,430)	2,911	8,557
Income (loss) before income taxes	3,366	2,023	(1,393)	2,950	8,427
Net income (loss) attributable to Heska Corporation	2,145	1,203	(1,196)	2,603	5,239

Earnings (loss) per share attributable to Heska Corporation:
Basic earnings (loss) per share attributable to Heska Corporation	$0.41	$0.23	$(0.21)	$0.44	$0.80
Diluted earnings (loss) per share attributable to Heska Corporation	$0.40	$0.22	$(0.21)	$0.41	$0.74
Basic weighted-average common shares outstanding	5,237	5,326	5,755	5,951	6,509
Diluted weighted-average common shares outstanding	5,338	5,489	5,755	6,409	7,074

Consolidated Balance Sheets Data:
Total assets	$61,894	$66,826	$93,553	$96,844	$109,719

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 14, 2016, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws.
Overview
We sell advanced veterinary diagnostic and other specialty veterinary products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as in-clinic heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing. Our core focus is on the canine and feline markets.
Our business is comprised of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our 2015 revenue and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of 2015 revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.
Blood testing and other non-imaging instruments and supplies represented approximately 37% of our 2015 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 30% of our 2015 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 7% of our 2015 revenue was from hardware revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments, our blood gas instruments, our immunodiagnostic instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 33% of our 2015 revenue.
Imaging hardware, software and services represented approximately 19% of 2015 revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 25% of our 2015 revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 24% of our 2015 revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 66% and 34%, respectively, of CCA 2015 revenue.
The OVP segment includes our 168,000 square foot USDA- and FDA-licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all our U.S. inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other animals such as small mammals. All OVP products are sold by third parties under third-party labels.
Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have an agreement with Eli Lilly and its affiliates operating through Elanco for the production of these vaccines. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified those critical accounting policies used in reporting our financial position and results of operations based upon a consideration of those accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical accounting policies.
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
We may enter into arrangements that include multiple elements. Such arrangements may include agreements allowing for the usage of an instrument and a given level of consumables for one monthly payment. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
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
Inventories
Inventories are stated at the lower of cost or market value, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value of an inventory item is less than its recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for excess/obsolete inventory. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of products.

Deferred Tax Assets – Valuation Allowance
Our deferred tax assets, such as a domestic Net Operating Loss ("NOL"), are reduced by an offsetting valuation allowance based on an assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future. The first time this occurs in a given jurisdiction, it will result in a net deferred tax asset on our consolidated balance sheets and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated quantity of income taxes we would have paid in cash had we not utilized the related deferred tax asset. The corresponding journal entry will be a reduction of our deferred tax asset. If there is a change regarding our tax position in the future, we will make a corresponding adjustment to the related valuation allowance.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our results of operations include the results of Heska Imaging for the period of February 24, 2013 through December 31, 2013 and for the full years ended December 31, 2014 and 2015. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, in Item 8 of this annual report on Form 10K.
The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenue	$78,339	$89,837	$104,597
Gross Profit	30,632	35,715	44,213
Operating expenses	32,062	32,804	35,656
Operating income (loss)	(1,430)	2,911	8,557
Interest and other (income) expense, net	(37)	(39)	130
Income (loss) before income taxes	(1,393)	2,950	8,427
Provision (benefit) for income taxes	(454)	1,351	2,908
Net income (loss)	(939)	1,599	5,519
Net income (loss) attributable to non-controlling interest	257	(1,004)	280
Net income (loss) attributable to Heska Corporation	$(1,196)	$2,603	$5,239

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2013	2014	2015
Revenue	100.0%	100.0%	100.0%
Gross Profit	39.1%	39.8%	42.3%
Operating expenses	40.9%	36.5%	34.1%
Operating income (loss)	(1.8)%	3.3%	8.2%
Interest and other (income) expense, net	—%	—%	0.1%
Income (loss) before income taxes	(1.8)%	3.3%	8.1%
Provision (benefit) for income taxes	(0.6)%	1.5%	2.8%
Net income (loss)	(1.2)%	1.8%	5.3%
Net income (loss) attributable to non-controlling interest	0.3%	(1.1)%	0.3%
Net income (loss) attributable to Heska Corporation	(1.5)%	2.9%	5.0%
Revenue
Total revenue increased 16% to $104.6 million in 2015 compared to $89.8 million in 2014. Total revenue increased 15% to $89.8 million in 2014 compared to $78.3 million in 2013.
CCA segment revenue increased 16% to $84.2 million in 2015 compared to $72.4 million in 2014. Greater revenue from our imaging products, our instrument consumables, our chemistry instruments, our hematology instruments and our allergy drops, somewhat offset by lower sales of our heartworm diagnostic tests, were key factors in the improvement. CCA segment revenue increased 9% to $72.4 million in 2014 compared to $66.4 million in 2013. Increased sales of our instrument consumables, somewhat offset by lower sales of our heartworm diagnostic tests were a key factor in the improvement.
OVP segment revenue increased 16% to $20.3 million in 2015 compared to $17.5 million in 2014. Increased revenue from a new product for one of our customers was a key factor in the increase. OVP segment revenue increased 46% to $17.5 million in 2014 compared to $11.9 million in 2013. The largest factor in the increase was greater revenue from the contract Elanco assumed from AgriLabs in 2013.
Gross Profit
Gross profit increased 24% to $44.2 million in 2015 compared to $35.7 million in 2014.  Gross Margin, i.e. gross profit divided by total revenue, increased to 42.3% in 2015 compared to 39.8% in 2014. Higher Gross Margin in our OVP segment due to product mix as well as higher Gross Margin recognized on our imaging products in 2015 as compared to 2014 were factors in the improvement.
Gross profit increased 17% to $35.7 million in 2014 compared to $30.6 million in 2013. Gross Margin increased to 39.8% in 2014 compared to 39.1% in 2013. Reserves recognized in 2013 were a factor in the change, as follows. In June 2013, we recognized a reserve, the ("Roche Reserve"), related to the Roche Agreement with Roche related to our blood gas analyzers under which we would be relieved of any minimum purchase obligations other than the Roche Agreement and Roche would be obligated to supply us with consumables and spare parts for a shortened period of time. The Roche Reserve was $1.1 million, as follows: $600 thousand recognized in cost of revenue related to required purchase of new instruments under the Roche Agreement, $168 thousand recognized in cost of revenue related to instruments already in inventory and accelerated depreciation on service units, $13 thousand recognized in sales and marketing expenses related to accelerated depreciation on demonstration units, $99 thousand recognized in research and development expenses related to the purchase of research and development equipment required under the Roche Agreement we would not have otherwise purchased and $243 thousand recognized in general and administrative expenses related to other anticipated costs related to the Roche Agreement. In addition, in June 2013 we recognized a $453 thousand reserve (the "SpotChem Reserve") related to consumable and accessory inventory which we did not expect to sell. The Roche Reserve and the SpotChem Reserve did not recur in 2014, which, along with product mix, were factors in the improved year-over-year Gross Margin. These factors were somewhat offset by a higher relative revenue contribution from our OVP segment, which tends to operate at lower Gross Margin than our consolidated Gross Margin, and lower Gross Margin recognized on our imaging products in 2014 as compared to 2013.
Operating Expenses
Selling and marketing expenses increased 11% to $21.3 million in 2015 compared to $19.2 million in 2014. Increased commissions and distributor incentives were key factors in the change. Selling and marketing expenses decreased 1% to $19.2 million in 2014 compared to $19.4 million in 2013. Lower promotional and advertising expenses was a key factor in the change.
Research and development expenses increased 17% to $1.7 million in 2015, compared to $1.4 million in 2014. Increased development project spending was a factor in the change. Research and development expenses decreased 6% to $1.4 million in 2014, as compared to $1.5 million in 2013. Factors in the change include a reserve for equipment used in a project that was discontinued in 2013 and expenses related to the Roche Reserve. Both of these reserves occurred in 2013.
General and administrative expenses increased 3% to $12.7 million, compared to $12.2 million in 2014. A key factor in the change was a $0.9 million charge we incurred for certain accelerated restricted stock vesting and payments related to the October 1, 2015 termination of our Executive Chair's previously negotiated employment agreement. General and administrative expenses increased 10% to $12.2 million compared to $11.1 million in 2013. Increased non-cash compensation expense related to new employment agreements for our Chief Executive Officer and our Executive Chair which were signed in March 2014 were key factors in the change.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was an expense of $130 thousand in 2015, as compared to income of $39 thousand in 2014 and $37 thousand in 2013. This line item can be broken into two components: net interest income or expense and net foreign currency gains and losses. Net interest was an expense of $28 thousand in 2015, as compared to an expense of $16 thousand in 2014 and income of $53 thousand in 2013. We recognized lower interest income in 2015 as compared to 2014 and higher interest expense unrelated to our credit facility in 2014 as compared to 2013. Net foreign currency loss was $103 thousand in 2015, as compared to a net foreign currency gain of $55 thousand in 2014 and net foreign currency losses of $16 thousand in 2013.
Income Tax Expense (Benefit)
In 2015, we had total income tax expense of $2.9 million, including $1.3 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $1.6 million in current income tax expense. In 2014, we had total income tax expense of $1.4 million, including $1.3 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $47 thousand in current income tax expense. In 2013, we had total income tax benefit of $0.5 million, including $0.6 million in domestic deferred income tax benefit, and $0.2 million in current income tax expense. Greater income before income taxes was a key factor in our higher income tax expense in 2015 as compared to 2014. We had a deferred income tax benefit in 2013 as we had a loss before income taxes in 2013. We generated domestic taxable income in 2013 due to the impact of upfront payments received in 2013, which caused us to recognize domestic current tax expense despite a loss before income taxes and a deferred tax benefit.
Net Income (Loss)
Our 2015 net income was $5.5 million, compared to net income of $1.6 million in 2014 and a net loss of $0.9 million in 2013. Increased revenue and Gross Margin, somewhat offset by higher operating expenses, were factors in the improvement from 2014 to 2015 and from 2013 to 2014.
Net Income (Loss) attributable to Heska Corporation
Net income attributable to Heska Corporation was $5.2 million in 2015, as compared to a net income attributable to Heska Corporation of $2.6 million in 2014 and net loss attributable to Heska Corporation of $1.2 million in 2013. The difference between this line item and "Net Income (Loss)" is the net income or loss attributable to our minority interest in Heska Imaging, which was net income of $0.3 million in 2015, net loss of $1.0 million in 2014 and net income of $0.3 million in 2013.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, cash generated from current operations and availability under our credit facilities noted below.

We have incurred net cumulative negative cash flow from operations since our inception in 1988. For the year ended December 31, 2015, we had net income of $5.5 million and net cash provided by operations of $2.1 million. At December 31, 2015, we had $6.9 million of cash and cash equivalents, working capital of $22.5 million and $0.1 million outstanding borrowings under our revolving line of credit, discussed below.
At December 31, 2015, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At December 31, 2015, we had $0.1 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2015, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2015 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $11.2 million.
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Net cash provided by (used in) operating activities	$(1,412)	$5,554	$2,125
Net cash provided by (used in) investing activities	71	(2,331)	(3,773)
Net cash provided by (used in) financing activities	1,559	(3,271)	2,726
Effect of currency translation on cash	14	(113)	(43)
Increase (decrease) in cash and cash equivalents	232	(161)	1,035
Cash and cash equivalents, beginning of the period	5,784	6,016	5,855
Cash and cash equivalents, end of the period	$6,016	$5,855	$6,890
Net cash provided by operating activities was $2.1 million in 2015 as compared to net cash provided by operating activities of $5.6 million in 2014, an unfavorable decrease of approximately $3.4 million. Key factors in the change were a $3.7 million increase in cash used for accounts receivable, a $2.3 million increase in cash used for deferred revenue and other long term liabilities, which included a $3.0 million milestone payment received in 2014 but not 2015, a $2.2 million increase in cash used in other non-current assets, which included the impact of increased capital lease activity under new marketing programs, and a $1.6 million increase in cash used for inventory in 2015, some of which related to inventory transferred to property, plant and equipment as rental units. These factors were somewhat offset by a $3.9 million increase in net income and a $2.2 million increase in cash provided by accounts payable. Net cash provided from operating activities was $5.6 million in 2014 as compared to cash used by operating activities of $1.4 million in 2013, a change of approximately $7.0 million. Key factors in the change were a $4.5 million improvement in cash provided by net income and deferred tax expense, a $4.1 million improvement in cash provided by accounts payable, accrued liabilities and other current liability accounts primarily related to payment timing, a $1.2 million increase in non-cash stock-based compensation which was primarily related to restricted stock grants to our Chief Executive Officer and our Executive Chair in 2014 and $1.2 million in increased depreciation and amortization for which a factor was increased depreciation and amortization recognized from Heska Imaging rental assets. Greater cash provided from these key factors in 2014 as compared to 2013 were somewhat offset by $3.9 million in greater cash used in inventory in 2014, some of which related to inventory transferred to property, plant and equipment as rental units.
Net cash used in investing activities was $3.8 million in 2015 as compared to net cash used in investing activities of $2.3 million in 2014, an unfavorable increase of approximately $1.4 million. Increased investment in our Des Moines production facility including to fulfill certain customer needs, somewhat offset by lower purchases of demonstration and loaner imaging products in 2015 as compared to 2014, was a factor in the change. Net cash flows from investing activities used cash of $2.3 million in 2014 as compared to cash provided of $0.1 million in 2013, an unfavorable decrease of approximately $2.4 million. The major factor in the change was $5.0 million in proceeds from the disposition of property, including non-core vaccine-related intellectual property, in June 2013, which was somewhat offset by the incremental $3.0 million investment in Heska Imaging in February 2013. Purchases of property and equipment increased $407 thousand in 2014 as compared to 2013. Purchases related to loaner and demonstration imaging products, somewhat offset by lower spending related to our OVP segment and capitalized software costs, was a factor in the change.

Net cash flows from financing activities provided cash of $2.7 million in 2015 and used cash of $3.3 million in 2014, which represented a $6.0 million increase in cash provided. Net cash flows from financing activities used cash of $3.3 million in 2014 and provided cash of $1.6 million in 2013, which represented a $4.8 million increase in cash used. The largest factor in the change in all periods related to our revolving line of credit, where we borrowed $0.1 million in 2015 as compared to repaying $4.8 million in 2014 and borrowing $2.2 million in 2013.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $70 thousand to a $43 thousand negative impact in 2015 as compared to a $113 thousand negative impact in 2014. The effect of currency translation on cash changed $127 thousand to a $113 thousand negative impact in 2014 from a $14 thousand positive impact in 2013. These effects are related to changes in exchange rates between the US Dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.

At December 31, 2015, Heska Corporation had accounts receivable from Heska Imaging of $6.3 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At December 31, 2015, we, including the balance sheets of our consolidated subsidiaries, had net prepaid receivables from Cuattro, LLC of $0.3 million. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due. These items are listed on our consolidated balance sheets as "Due from - related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC.
At December 31, 2015, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note accrues interest at the same interest rate as the Company pays under its asset-based revolving line of credit with Wells Fargo and is currently due on June 15, 2016. We do not currently anticipate collecting this note in 2016 due to our pending acquisition of Cuattro Veterinary, LLC. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our consolidated balance sheets as "Note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold a majority interest in Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of a majority interest in Heska Imaging on February 24, 2013.
At December 31, 2015, we had other borrowings outstanding totaling $228 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. The principal associated with this note of approximately $159 thousand is listed as "other short term borrowings" on our consolidated balance sheets as it is due within a year.
At December 31, 2015, our consolidated balance sheets included $15.7 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. At the time of the Acquisition, we estimated a weighted average valuation for this position and began accreting to this value over a three year period from the date of the Acquisition using a weighted average cost of capital of 18.65%. The cost of capital assumption was provided to us by a third party with expertise in estimating such items. We evaluate the value of this position every reporting period and in 2014 decided to adjust our accretion to a weighted average accretion based on various potential outcomes and our estimate of the likelihood of such outcomes, which had the effect of lowering the accretion from what it otherwise would have been. The accretion is to be recorded as a credit where this line item has increased compared to the prior reporting period, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. If the value of non-controlling interest were to decrease compared to the prior reporting period, we anticipate non-controlling interest would be adjusted with a debit to non-controlling interest and a corresponding credit to additional paid-in-capital.
Our financial plan for 2016 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2016 and into 2017. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.
Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted put options to sell us some or all of the Imaging Minority's remaining 45.4% position in Heska Imaging following the audit of our 2016 and 2017 financial statements. In 2015, Heska Imaging generated $19.6 million in revenue, $7.5 million in gross profit and operating income of $0.8 million.  In 2014, Heska Imaging generated $13.6 million in revenue, $3.6 million in gross profit and an operating loss of $2.1 million. If Heska Imaging generates at least $20 million in revenue in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at 9 times Heska Imaging's operating income, subject to a maximum valuation of $13.6 million - as well as 25% of Heska Imaging's cash. If Heska Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at $17.0 million - as well as 25% of Heska Imaging's cash. Furthermore, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our 2016 or 2017 financial statements, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. If Heska Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority does not exercise its put rights at all, we would have the option to purchase the Imaging Minority's position for consideration valued at $19.6 million - as well as 25% of Heska Imaging's cash. We believe it is likely that we will deliver up to 55% of the consideration for these puts and calls in shares of our Public Common Stock. While we intend to meet any related cash payment obligations with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. These potential cash payment obligations are an important consideration for us in our cash management decisions.
We believe it is likely that Heska Imaging will meet the required performance criteria for its 2016 lowest strike put, but not its 2016 highest strike put, following the audit of our 2016 financial statements and that we will be able to deliver 55% of the consideration required by the put in our Public Common Stock. In this case, the Imaging Minority would be granted a put following our 2016 audit which could require us to deliver up to $13.6 million as well as 25% of Heska Imaging's cash, to purchase the 45.4% of Heska Imaging we do not own. In such a case, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain conditions, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery

Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Assuming we deliver the full 55% of the consideration in our Public Common Stock, we could still have an obligation to pay as much as approximately $6.1 million in cash as well as 25% of Heska Imaging's cash to the Imaging Minority in this circumstance.
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
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Contractual Obligations
The following table sets forth our future payments due under contractual obligations as of December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$13,157	$1,956	$3,533	$3,087	$4,581
Purchase of non-controlling interest	6,423	—	6,423	—	—
Unconditional purchase obligations	406	203	203	—	—
Long-term debt	228	159	69	—	—
Line of credit	143	143	—	—	—
Interest payments on debt	86	85	1	—	—
Total	$20,443	$2,546	$10,229	$3,087	$4,581
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
The line item entitled "Purchase of non-controlling interest" indicates our obligations to purchase the non-controlling interest in Heska Imaging under a series of performance-based puts. We believe it is likely that Heska Imaging will meet the required performance criteria for its 2016 lowest strike put, but not its 2016 highest strike put, following the audit of our 2016 financial statements and that we will be able to deliver 55% of the consideration required by the put in our Public Common Stock. The table above assumes this is the case, assumes that Heska Imaging's performance merits the maximum payout under this put, estimates Heska Imaging year end 2016 cash based on year end 2015 and assumes the Imaging Minority exercises this option in full. In such a circumstance, we would pay $6.2 million in cash in 2017 following our 2016 audit. As discussed above, if our stock declines such that Delivery Stock Value is less than the market value of our stock at the time of Acquisition, we would not be able to deliver our Public Common Stock as consideration upon the exercise of any put by the Imaging Minority and we would have to deliver the full consideration to acquire the minority interest in cash. Furthermore, we are limited to a maximum of approximately 650 thousand shares as consideration upon the exercise of any put by the Imaging Minority, which in certain circumstances could require us to deliver more than 45% of the consideration required by a put in cash. The maximum Put Payment is $17.0 million plus 25% of Heska Imaging's cash.
Net Operating Loss Carryforwards

As of December 31, 2015, we had a net domestic operating loss carryforward, or NOL, of approximately $104.8 million, a domestic alternative minimum tax credit carryforward of approximately $0.4 million and a domestic research and development tax credit carryforward of approximately $0.4 million for federal income tax purposes. Our federal NOL is expected to expire as follows if unused: $98.8 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $0.5 million in 2027 and later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.
Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1-  Operations and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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
Interest Rate Risk
At December 31, 2015, there was approximately $0.1 million outstanding on our line of credit with Wells Fargo. We also had approximately $6.9 million of cash and cash equivalents at December 31, 2015, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2015. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point decrease in interest rates would have an approximate $69 thousand negative impact on our pre-tax earnings based on our outstanding balances as of December 31, 2015.

Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2015.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our 2015 results of operations, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of December 31, 2015 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, would be a resulting gain/loss in operating income of approximately $230 thousand and a currency loss/gain of $28 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $101 thousand and a currency gain/loss of $397 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $266 thousand and a currency loss/gain of $417 thousand.

Item 8.	Financial Statements and Supplementary Data.
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heska Corporation
Loveland, Colorado
We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Heska Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heska Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and subsidiaries as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heska Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s//EKS&H LLLP
March 15, 2016
Boulder, Colorado

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,855	$6,890
Accounts receivable, net of allowance for doubtful accounts of $216 and $189, respectively	11,919	16,136
Due from – related parties	892	308
Inventories, net	12,658	16,101
Other current assets	1,587	1,827
Total current assets	32,911	41,262
Property and equipment, net	13,410	17,020
Note receivable – related party	1,466	1,516
Goodwill and other intangibles	21,205	20,966
Deferred tax asset	27,210	25,883
Other long-term assets	642	3,072
Total assets	$96,844	$109,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,897	$7,624
Due to – related party	252	—
Accrued liabilities	5,130	5,416
Current portion of deferred revenue	4,584	5,461
Line of credit	48	143
Other short-term borrowings, including current portion of long-term note payable	141	159
Total current liabilities	15,052	18,803
Long-term note payable, net of current portion	227	69
Deferred revenue, net of current portion, and other	12,754	11,572
Total liabilities	28,033	30,444
Commitments and contingencies (Note 10)
Non-Controlling Interest	15,679	15,747
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 6,342,205 and 6,625,287 shares issued and outstanding, respectively	63	66
Additional paid-in capital	222,297	227,267
Accumulated other comprehensive income	283	187
Accumulated deficit	(169,511)	(163,992)
Total stockholders' equity	53,132	63,528
Total liability and stockholders' equity	$96,844	$109,719

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015
Revenue:
Core companion animal health	$66,404	$72,354	$84,249
Other vaccines, pharmaceuticals and products	11,935	17,483	20,348
Total revenue, net	78,339	89,837	104,597

Cost of revenue	47,707	54,122	60,384

Gross profit	30,632	35,715	44,213

Operating expenses:
Selling and marketing	19,428	19,159	21,339
Research and development	1,500	1,414	1,658
General and administrative	11,134	12,231	12,659
Total operating expenses	32,062	32,804	35,656
Operating income (loss)	(1,430)	2,911	8,557
Interest and other expense (income), net	(37)	(39)	130
Income (loss) before income taxes	(1,393)	2,950	8,427
Income tax expense (benefit):
Current income tax expense	183	47	1,581
Deferred income tax expense (benefit)	(637)	1,304	1,327
Total income tax expense (benefit)	(454)	1,351	2,908

Net income (loss)	(939)	1,599	5,519
Net income (loss) attributable to non-controlling interest	257	(1,004)	280
Net income (loss) attributable to Heska Corporation	$(1,196)	$2,603	$5,239

Basic earnings (loss) per share attributable to Heska Corporation	$(0.21)	$0.44	$0.80
Diluted earnings (loss) per share attributable to Heska Corporation	$(0.21)	$0.41	$0.74

Weighted average outstanding shares used to compute basic earnings (loss) per share attributable to Heska Corporation	5,755	5,951	6,509
Weighted average outstanding shares used to compute diluted earnings (loss) per share attributable to Heska Corporation	5,755	6,409	7,074

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2014	2015

Net income (loss)	$(939)	$1,599	$5,519
Other comprehensive income (expense):
Minimum pension liability	182	—	(129)
Unrealized gain on available for sale investments	30	3	44
Foreign currency translation	72	(300)	(11)
Comprehensive income (loss)	(655)	1,302	5,423

Comprehensive income (loss) attributable to non-controlling interest	257	(1,004)	280
Comprehensive income (loss) attributable to Heska Corporation	$(912)	$2,306	$5,143

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances January 1, 2013	5,372	$54	$218,544	$296	$(170,032)	$48,862
Net loss	—	—	—	—	(939)	(939)
Issuance of common stock related to options, ESPP and other	55	—	323	—	—	323
Recognition of stock based compensation	—	—	408	—	—	408
Excess tax benefit from stock-based compensation	—	—	15	—	—	15
Stock issued for Heska Imaging	419	4	3,571	—	—	3,575
Stock issued for Heska Imaging Mark to Market	—	—	(3,405)	—	—	(3,405)
Accretion of non-controlling interest	—	—	(1,868)	—	—	(1,868)
Accrued distribution for Heska Imaging minority	—	—	—	—	(139)	(139)
Minimum pension liability adjustments	—	—	—	182	—	182
Unrealized gain on available for sale investments	—	—	—	30	—	30
Foreign currency translation adjustments	—	—	—	72	—	72
Balances, December 31, 2013	5,846	$58	$217,588	$580	$(171,110)	$47,116
Net income	—	—	—	—	1,599	1,599
Issuance of common stock related to options, ESPP and other	496	5	1,443	—	—	1,448
Recognition of stock based compensation	—	—	1,653	—	—	1,653
Excess tax benefit from stock-based compensation	—	—	228	—	—	228
Stock issued for Heska Imaging	—	—	3,405	—	—	3,405
Stock issued for Heska Imaging Mark to Market	—	—	(2,020)	—	—	(2,020)
Unrealized gain on available for sale investments	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	(300)	—	(300)
Balances, December 31, 2014	6,342	$63	$222,297	$283	$(169,511)	$53,132
Net income	—	—	—	—	5,519	5,519
Issuance of common stock related to options, ESPP and other	283	3	1,255	—	—	1,258
Recognition of stock based compensation	—	—	2,269	—	—	2,269
Excess tax benefit from stock-based compensation	—	—	1,514	—	—	1,514
Accretion of non-controlling interest	—	—	(68)	—	—	(68)
Minimum pension liability adjustments	—	—	—	(129)	—	(129)
Unrealized gain on available for sale investments	—	—	—	44	—	44
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Balances, December 31, 2015	6,625	$66	$227,267	$187	$(163,992)	$63,528

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2014	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(939)	$1,599	$5,519
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,497	3,712	4,187
Deferred tax (benefit) expense	(637)	1,304	1,327
Stock based compensation	408	1,653	2,269
Unrealized (gain) loss on foreign currency translation	20	(81)	36
Changes in operating assets and liabilities:
Accounts receivable	(159)	(510)	(4,216)
Inventories	(1,687)	(5,592)	(7,240)
Other current assets	(642)	(73)	(238)
Accounts payable	(2,276)	900	3,059
Accrued liabilities and other	(130)	814	43
Other non-current assets	(179)	(263)	(2,430)
Deferred revenue and other	2,312	2,091	(191)
Net cash provided by (used in) operating activities	(1,412)	5,554	2,125
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investment in subsidiary	(3,019)	—	—
Purchases of property and equipment	(1,930)	(2,337)	(3,773)
Proceeds from disposition of property and equipment	5,020	6	—
Net cash provided by (used in) investing activities	71	(2,331)	(3,773)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	323	1,430	1,258
Proceeds from (repayments of) line of credit borrowings, net	2,246	(4,751)	95
Proceeds from other debt	(1,025)	(178)	(141)
Excess tax benefit from stock-based compensation	15	228	1,514
Net cash provided by (used in) financing activities	1,559	(3,271)	2,726
EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	(113)	(43)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232	(161)	1,035
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,784	6,016	5,855
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,016	$5,855	$6,890

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned and majority-owned subsidiaries ("Heska", the "Company", "we" or "our") develops, manufactures, markets, sells and supports veterinary products. Heska's core focus is on the canine and feline companion animal health markets.
Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and majority-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" on our consolidated statements of operations. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess/obsolete inventory, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits. We have no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Our accounts receivable balances are due largely from domestic veterinary clinics and individual veterinarians.
One customer represented approximately 12% of our 2015 revenue and 11% of our 2014 revenue and another customer represented approximately 11% of our 2015 revenue, 12% of our 2014 revenue and 13% of our 2013 revenue.
One customer represented approximately 20% of our accounts receivable at December 31, 2015 and another customer represented 13% of accounts receivable at December 31, 2015 and 11% of our accounts receivable at December 31, 2014. No other customers represented 10% or more of revenue for 2013, 2014 or 2015 nor 10% or more of accounts receivable at December 31, 2014 or December 31, 2015.  We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at net realizable value. From time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers' credit worthiness and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results.
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Balances at beginning of period	$155	$209	$216
Additions - charged to expense	98	143	83
Deductions - write offs, net of recoveries	(44)	(136)	(110)
Balances at end of period	$209	$216	$189
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months. We valued our Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. We held 652,110 and 1,779,910 Euros at December 31, 2014 and 2015, respectively. We held 1,252,221 and 1,252,221 Yen at December 31, 2014 and 2015, respectively. We held 166,832 and 127,507 Swiss Francs at December 31, 2014 and 2015, respectively. We held 22,761 and 26,477 Canadian Dollars at December 31, 2014 and 2015, respectively. The majority of our cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of our line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2014 and 2015, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.
Inventories
Inventories are stated at the lower of cost or market value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated fair value, provisions are made to reduce the carrying value to estimated fair value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories, net consist of the following (in thousands):

	December 31,
	2014	2015
Raw materials	$6,298	$8,531
Work in process	2,966	2,839
Finished goods	4,949	6,122
Allowance for excess or obsolete inventory	(1,555)	(1,391)
	$12,658	$16,101
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of income. We provide for depreciation primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building	10 to 20 years
Machinery and equipment	3 to 15 years
Leasehold and building improvements	7 to 15 years
We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external director project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training.
Goodwill, Intangible and Other Long-Lived Assets
We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that is more likely than not that the fair value of a reporting is less than its carrying amount, we would then perform step one of the two-step impairment test; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step impairment test. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.
In the fourth quarter of 2015, we performed a qualitative assessment of the goodwill residing within the assets of our CCA segment and determined that no indications of impairment existed.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets as well as other long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.
The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to our carrying value of these assets and may result in material charges to our results of operations.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We may enter into arrangements that include multiple elements. Such arrangements may include agreements allowing for the usage of an instrument and a given level of consumables for one monthly payment. In these situations we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
In addition to our direct sales force, we utilize distributors to sell our products. Distributors purchase goods from us, take title to those goods and resell them to their customers in the distributors' territory.
Upfront payments we receive under arrangements for product, patent or technology rights in which we retain an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. Similarly, upfront payments we receive under agreements where we are obligated to maintain a product or technology sold to a third party and/or transfer know-how or technology to a third party are initially deferred and revenue is subsequently recognized over the estimated life of the agreement. Milestone payments related to an improvement in a product in which we retain an interest in the product are initially deferred and recognized over the estimated life of the agreement or product. We received upfront and milestone payments totaling $7.0 million and $3.0 million in 2013 and 2014, respectively. We did not receive any such payments in 2015. Revenue from royalties is recognized once we are informed of sales on which we are entitled to royalties.
Stock-Based Compensation
Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of all stock options and awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the estimated term of the awards, the estimated term of the awards, which is dependent in part on employee option exercise behaviors, risk free interest rates and expected dividends. Our expected volatility assumption is based on the historical closing prices of our stock over a period equivalent to the expected life of the options.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
We expense advertising costs as incurred and are included in sales and marketing expenses. Advertising expenses were $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.
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
Foreign Currency Translation
The functional currency of our Swiss subsidiary is the Swiss Franc. Assets and liabilities of our Swiss subsidiary are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.
Taxes Collected from Customers
In the course of doing business we collect various taxes from customers including, but not limited to, sales taxes. It is our policy to record revenue net of taxes collected from customers in our consolidated statements of operations.
Shipping and Handling Costs
Amounts billed to customers for shipping and handling are recorded in sales. Shipping and handling costs incurred by us for the delivery of products to customers are included in cost of sales.
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 "Leases," which supersedes ASC 840 "Leases" and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have decided to early-adopt ASU 2015-17, which resulted in a retrospective adjustment of amounts disclosed in our consolidated balance sheet for the year ended December 31, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in generally accepted accounting principles. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  We are currently assessing the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures upon implementation.
2.    ACQUISITION AND RELATED PARTY ITEMS
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC ("Cuattro Vet USA") for approximately $7.6 million in cash and stock, including more than $4 million in cash (the "Acquisition"). Included in the cash consideration was $1 million the Company paid to Cuattro Vet USA in 2012 which was reported as part of "net cash used in operating activities" on the Company's 2012 consolidated statements of cash flows. Immediately following and as a result of the transaction, former Cuattro Vet USA unit holders owned approximately 7.2% of the Company's Public Common Stock. The remaining minority position (45.4)% in Cuattro Vet USA is subject to purchase by Heska under performance-based puts and calls following calendar year 2015, 2016 and 2017. Should Heska undergo a change in control, as defined, prior to the end of 2017, Cuattro Vet USA minority unit holders will be entitled to sell their Cuattro Vet USA units to Heska.
The Company recorded assets acquired, liabilities assumed and non-controlling interests at their estimated fair values. The intangible assets and non-controlling interest were valued based on a report from an independent third party.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes the aggregate consideration paid by the Company and the allocation of the purchase price (in thousands):

Consideration
Cash	$4,073
Stock	3,571
Total	$7,644

Inventories	$1,466
Notes from Cuattro Veterinary, LLC, due March 15, 2016	1,360
Other tangible assets	1,278
Intangible assets	688
Goodwill	19,994
Notes payable and other borrowings	(1,527)
Accounts payable	(1,424)
Other assumed liabilities	(2,399)
Total net assets acquired	$19,436
Non-controlling interest	(11,792)
Total	$7,644
Intangible assets acquired, amortization method and estimated useful lives as of February 24, 2013 was as follows (in thousands, except useful life):

	Useful Life	Amortization Method	Fair Value
Trade name	2.75	Straight-line	$688
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In 2013, following the Acquisition closing, Cuattro, LLC charged Heska Imaging $6.8 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.2 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $140 thousand, primarily related to facility usage and other services. In 2014, Cuattro, LLC charged Heska Imaging $10.5 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $3.9 million, primarily related to sales expenses; Heska Corporation net charged Cuattro, LLC $0.2 million, primarily related to facility usage and other services. In 2015, Cuattro, LLC charged Heska Imaging $9.0 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $4.9 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $0.2 million, primarily related to facility usage and other services.
At December 31, 2015, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which was due on March 15, 2016 and which is listed as "Note receivable - related party" on the Company's consolidated balance sheets. We currently do not anticipate collecting this note in 2016 due to our pending acquisition of Cuattro Veterinary, LLC. Heska Corporation had net accounts receivable from Cuattro, LLC of $40 thousand which is included in "Due from - related parties" on the Company's consolidated balance sheets; Heska Imaging had net prepaid receivables from Cuattro, LLC of $0.3 million which is included in "Due to - related party" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $6.3 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning December 31, 2014	$15,679
Accretion of Put Value	68
Balance December 31, 2015	$15,747
In addition, Heska Imaging made a distribution of approximately $2 thousand during the twelve months ended December 31, 2014, approximately $1 thousand of which was to the Imaging Minority and which has been recorded on the "Proceeds from issuance of common stock, net of distributions" line item of the Company's consolidated statements of cash flows.
The following unaudited pro forma financial information presents the combined results of the Company and Heska Imaging for the full year ended December 31, 2013 as if the acquisition had closed on January 1, 2013 (in thousands, except per share data):

Year Ended December 31,
2013
Revenue, net	$79,239
Net loss attributable to Heska Corporation	(1,948)
Basic loss per share attributable to Heska Corporation	(0.34)
Diluted loss per share attributable to Heska Corporation	(0.34)
3.    INCOME TAXES
As of December 31, 2015, the Company had a domestic net operating loss carryforward ("NOL"), of approximately $104.8 million, a domestic alternative minimum tax credit of approximately $0.4 million and a domestic research and development tax credit carryforward of approximately $0.4 million for federal tax purposes. The Company's federal NOL is expected to expire as follows if unused: $98.8 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $0.5 million in 2027 and later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change").
The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future. The Company has established a valuation allowance against those NOL's for which it is estimated to be more likely than not that they will expire unutilized.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Cash paid for income taxes for the twelve months ended December 31, 2013, 2014 and 2015 was $84 thousand, $272 thousand and $55 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015

Domestic	$(1,508)	$2,837	$8,325
Foreign	115	113	102
	$(1,393)	$2,950	$8,427
Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2014	2015
Inventory	$643	$954
Accrued compensation	124	267
Stock Options	57	344
Research and development	472	440
Alternative minimum tax credit	308	367
Deferred revenue	4,396	3,638
Property and equipment	1,777	1,967
Net operating loss carryforwards – domestic	40,277	37,845
Capital Lease	—	(384)
Other	(131)	(8)
	47,923	45,430
Valuation allowance	(20,713)	(19,547)
Total net deferred tax assets	$27,210	$25,883

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current income tax expense:
Federal	$95	11	$1,492
State	62	7	65
Foreign	26	29	24
Total current expense	183	47	1,581
Deferred income tax expense (benefit):
Federal	(583)	1,181	1,043
State	(54)	123	284
Foreign	—	—	—
Total deferred expense (benefit)	(637)	1,304	1,327
Total income tax expense (benefit)	$(454)	$1,351	$2,908

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2013	2014	2015
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	3%	5%	3%
Non-controlling interest in Heska Imaging US, LLC	6%	12%	(1)%
Other permanent differences	(10)%	(3)%	(1)%
Change in tax rate	—%	2%	(1)%
Foreign rate difference	(1)%	—%	—%
Change in valuation allowance	(13)%	78%	(14)%
Other	13%	(82)%	15%
Effective income tax rate	32%	46%	35%
ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements. As of December 31, 2015, the Company has not recorded a liability for uncertain tax positions. The Company would recognize interest and penalties related to uncertain tax positions in income tax expense (benefit). No interest and penalties related to uncertain tax positions were accrued at December 31, 2015.
4.    EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income attributable to Heska Corporation by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2013, 2014, and 2015 (in thousands, except per share data):

	Years ended December 31,
	2013	2014	2015
Net income (loss) attributable to Heska Corporation	$(1,196)	$2,603	$5,239

Basic weighted-average common shares outstanding	5,755	5,951	6,509
Assumed exercise of dilutive stock options and restricted stock units	—	458	565
Diluted weighted-average common shares outstanding	5,755	6,409	7,074

Basic earnings (loss) per share	$(0.21)	$0.44	$0.80
Diluted earnings (loss) per share	$(0.21)	$0.41	$0.74

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Years ended December 31,
	2013	2014	2015
Stock options	1,103	367	144
5.    GOODWILL AND OTHER INTANGIBLES

The Company's recorded goodwill relates to the February 2013 acquisition of a majority interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC and the 1997 acquisition of Heska AG, the Company's Swiss subsidiary.

The following summarizes the changes in goodwill during the years ended December 31, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2014	2015
Carrying amount, beginning of period	$21,009	$20,903
Adjustments due to foreign currency fluctuations	(106)	7
Carrying amount, end of period	$20,903	$20,910

Other intangibles consisted of the following as of December 31, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2014	2015
Gross carrying amount	$788	$788
Accumulated amortization	(486)	(732)
Net carrying amount	$302	$56

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Amortization expense	$226	$260	$246

Estimated amortization expense related to intangibles for each of the five years from 2016 through 2020 and thereafter is as follows (in thousands):

Year Ending December 31,
2016	$10
2017	10
2018	10
2019	10
2020	10
Thereafter	6
$56

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,
	2014	2015
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	30,655	35,284
Leasehold and building improvements	5,871	6,673
Construction in progress	185	1,496
	39,956	46,698
Less accumulated depreciation and amortization	(26,546)	(29,678)
Total property and equipment, net	$13,410	$17,020
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. During 2013, 2014 and 2015, total costs transferred from inventory were approximately $4.0 million, $4.6 million and $4.1 million respectively.
The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales provided $1.8 million and $0.1 million of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows in 2014 and 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $3.0 million and $2.2 million of net property and equipment related to these transactions as of December 31, 2014 and December 31, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging US, LLC.
Depreciation and amortization expense for property and equipment was $2.3 million, $3.4 million and $4.0 million for the years ended December 31, 2013, 2014 and 2015, respectively.
The Company capitalizes third-party software costs, where appropriate, and reports such costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. We had $0.6 million and $0.4 million of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line of our consolidated balance sheets as of December 31, 2014 and December 31, 2015, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. We had $809 thousand, $31 thousand and $51 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of our consolidated statements of cash flows for the years ended December 31, 2013, 2014 and 2015, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Accrued payroll and employee benefits	$1,322	$1,626
Accrued property taxes	593	594
Other	3,215	3,196
Total accrued liabilities	$5,130	$5,416
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
8.    CAPITAL STOCK
Stock Option Plans
We have two stock option plans which authorize granting of stock options and stock purchase rights to our employees, officers, directors and consultants to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently canceled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan, which allows for the granting of options for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2015 was 41,440.
The stock options granted by the board of directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs"). The exercise price for options under all of the plans may be no less than 100% of the fair value of the underlying common stock for ISOs or 85% of fair value for NQs. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the 1997 Plan, in the event we are sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.
There are four key inputs to the Black-Scholes model which we use to estimate the fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees in 2013, 2014 and 2015; We treated all employees in one grouping in all three years. Our expected volatility input was estimated based on our historical stock price volatility in 2013, 2014 and 2015. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2013, 2014 and 2015. Our expected dividends input were zero in all periods as we did not anticipate paying dividends in the foreseeable future.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average assumptions used in 2013, 2014 and 2015 for each of these four key inputs are listed in the following table:

	2013	2014	2015
Risk-free interest rate	0.75%	1.21%	1.41%
Expected lives	3.4 years	3.4 years	3.4 years
Expected volatility	46%	43%	41%
Expected dividend yield	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows

	Year Ended December 31,
	2013		2014		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,245,161	$11.054	1,321,232	$10.386	1,074,251	$10.110
Granted at Market	275,654	$7.532	134,800	$16.398	146,446	$36.904
Canceled	(166,286)	$11.437	(218,926)	$17.786	(28,440)	$10.080
Exercised	(33,297)	$6.488	(162,855)	$7.234	(251,647)	$10.559
Outstanding at end of period	1,321,232	$10.386	1,074,251	$10.110	940,610	$14.163
Exercisable at end of period	939,458	$11.556	729,175	$9.800	621,559	$10.269
The total estimated fair value of stock options granted during the years ended December 31, 2013, 2014 and 2015 were computed to be approximately $0.7 million, $0.7 million and $1.6 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the years ended December 31, 2013, 2014 and 2015 was computed to be approximately $2.54, $5.28 and $11.35, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015 was $42 thousand, $0.7 million and $4.7 million, respectively. The cash proceeds from options exercised during the years ended December 31, 2013, 2014 and 2015 was $0.2 million, $1.2 million and $1.8 million.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2015, excluding outstanding options to purchase an aggregate of 6.0 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.85 years, a weighted average exercise price of $16.77 and exercise prices ranging from $11.00 to $22.50. We intend to issue whole shares only from option exercises. The following table includes 109,500 shares underlying options issued in December 2015 with a strike price of $39.76 and expiration date of December 28, 2025 which will only vest and become exercisable if our stockholders approve an increase in the total number of authorized shares of our Public Common Stock to at least 8.5 million shares on or before December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2015	Weighted Average Exercise Price
$ 4.40 - $ 6.90	225,302	4.90	$5.600	222,671	$5.593
$ 6.91 - $ 8.26	188,524	7.87	$7.384	96,689	$7.383
$ 8.27 - $11.65	168,496	6.76	$9.079	136,800	$9.178
$11.66 - $18.30	205,826	5.42	$17.483	132,229	$17.206
$18.31 - $39.76	152,462	9.51	$36.336	33,170	$26.916
$ 4.40 - $39.76	940,610	6.69	$14.163	621,559	$10.269
As of December 31, 2015, there was $2.2 million of total unrecognized compensation expense related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years with all cost to be recognized by the end of December 2018, assuming all options vest according to the vesting schedules in place at December 31, 2015. As of December 31, 2015, the aggregate intrinsic value of outstanding options was $23.2 million and the aggregate intrinsic value of exercisable options was $17.7 million.
Employee Stock Purchase Plan (the "ESPP")
Under the 1997 Employee Stock Purchase Plan, we are authorized to issue up to 450,000 shares of common stock to our employees, of which 389,563 had been issued as of December 31, 2015. On May 5, 2015, our shareholders approved the amendment and restatement of the ESPP, including a 75,000 share increase to 450,000 total shares authorized under the ESPP as well as changes discussed below as compared to the ESPP prior to the amendment and restatement. Employees who are expected to work at least 20 hours per week and five months per year are eligible to participate and can choose to have up to 10% of their compensation withheld to purchase our stock under the ESPP when they choose to withhold a whole percentage of their compensation.
During the period from January 1, 2013 to June 30, 2013, our ESPP had a five-year offering period and six-month accumulation periods ending on each June 30 and December 31. The purchase price of stock on June 30 and December 31 was 85% of the fair market value at purchase.
Beginning on July 1, 2013, our ESPP had a 27-month offering period and three-month accumulation periods ending on each March 31, June 30, September 30 and December 31. The purchase price of stock on March 31, June 30, September 30 and December 31 was the lesser of (1) 85% of the fair market value at the time of purchase and (2) the greater of (i) 95% of the fair market value at the beginning of the applicable offering period or (ii) 65% of the fair market value at the time of purchase. In addition, participating employees may purchase shares under the ESPP at the beginning of an applicable offering period for a purchase price of stock equal to 95% of the fair market value at such time or at 5 pm on a day other than March 31, June 30, September 30 and December 31 during the applicable offering period for a purchase price of stock equal to 95% of the fair market value at purchase.

Beginning April 1, 2015, employees may elect to withhold a positive fixed amount from each compensation payment in addition to the previous approach of withholding a whole percentage of such compensation payment, with all withholding for a given employee subject to a maximum monthly amount of $2,500 following the amendment and restatement as opposed to a $25,000 maximum annual amount prior to

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the years ended December 31, 2013, 2014 and 2015, we issued 27,714, 29,847, and 16,673 shares under the ESPP, respectively.
Since July 1, 2013, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	2013	2014	2015
Risk-free interest rate	0.21%	0.23%	0.27%
Expected lives	1.3 years	1.3 years	1.2 years
Expected volatility	34%	34%	36%
Expected dividend yield	0%	0%	0%
For the years ended December 31, 2013, 2014 and 2015, the weighted-average fair value of the purchase rights granted was $1.28, $2.61 and $6.25 per share, respectively.
Restricted Stock Issuance
On March 26, 2014, we issued 63,572 shares to Robert B. Grieve, Ph.D., who was our Executive Chair, pursuant to an employment agreement between Dr. Grieve and the Company effective as of March 26, 2014 (the "Grieve Employment Agreement"). The shares were issued in five tranches and are subject to time-based vesting and other provisions outlined in the Grieve Employment Agreement. All shares were to vest in full as of April 30, 2017. Effective on October 1, 2015, the Grieve Employment Agreement was terminated and, in connection therewith, the Company entered into a Separation and Release Agreement dated as of October 1, 2015 (the "Release Agreement") with Dr. Grieve. Pursuant to the Release Agreement, the Company agreed to treat the termination of the Grieve Employment Agreement as a termination without cause, entitling Dr. Grieve to the immediate vesting of 55,715 shares, 14,373 of which were withheld for tax purposes. As a result of the termination of the Grieve Employment Agreement, and as acknowledged in the Release Agreement, effective October 1, 2015, Dr. Grieve began serving as a consultant to the Company pursuant to the Consulting Agreement (Founder Emeritus) dated as of March 26, 2014 (the "Consulting Agreement"). The remaining 7,857 shares issued to Dr. Grieve on March 26, 2014 are scheduled to vest on April 30, 2016 if the Consulting Agreement remains in effect through April 30, 2016.
On March 26, 2014, we issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche vested on September 26, 2014, and each of the three remaining tranches is to vest on the succeeding March 26 until all shares are vested in full as of March 26, 2017. On May 6, 2014, we issued an additional 130,000 shares to Mr. Wilson following a

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

vote of approval on the issuance by our stockholders. The shares were issued in ten equal tranches, five of which were subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which were subject to vesting based on certain "Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement. All shares subject to vesting based on "Adjusted EBITDA" vested based on our 2014 performance. Of the five tranches based on the achievement of certain stock price targets, one vested in 2014 and the remaining four vested in 2015.
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
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Unrealized gains (losses) on available for sale investments	Total accumulated other comprehensive income
Balances at December 31, 2014	$(447)	$684	$46	$283
Current period other comprehensive income (loss)	(129)	(11)	44	(96)
Balances at December 31, 2015	$(576)	$673	$90	$187

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the years ended December 31, 2013, 2014 and 2015, royalties of $0.4 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.4 million for fiscal 2016.
The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2015 as follows (in thousands):

Year Ending December 31,
2016	$1,956
2017	1,893
2018	1,640
2019	1,546
2020	1,541
Thereafter	4,581
$13,157
The Company had rent expense of $1.8 million, $1.9 million and $2.0 million in 2013, 2014 and 2015 respectively.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. At December 31, 2015, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve on December 31, 2015 was $0.4 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Interest income	$(127)	$(190)	$(172)
Interest expense	74	206	200
Other, net	16	(55)	102
	$(37)	$(39)	$130
Cash paid for interest for the twelve months ended December 31, 2013, 2014 and 2015 was $78 thousand, $92 thousand $90 thousand, respectively.
12.    CREDIT FACILITY AND LONG-TERM DEBT
At December 31, 2015, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At December 31, 2015, we had $143 thousand of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2015, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of December 31, 2015 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $11.2 million.
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2015
Term loan with a financial entity due in monthly installments beginning July 2012 with the balance paid in full in June 2017 and a stated interest rate of 6.0%.	$368	$228
Less current portion of long-term debt	141	159
Long-term debt, net of current portion	$227	$69

Maturities of long-term debt as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,
2016	$159
2017	69
2018	—
$228

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    SEGMENT REPORTING
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Year Ended December 31, 2013	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$66,404	$11,935	$78,339
Operating Income (loss)	(2,295)	865	(1,430)
Income (loss) before income taxes	(2,229)	836	(1,393)
Total assets	81,041	12,512	93,553
Net assets	36,933	10,183	47,116
Capital expenditures	512	1,418	1,930
Depreciation and amortization	1,691	806	2,497

Year Ended December 31, 2014	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$72,354	$17,483	$89,837
Operating Income	1,198	1,713	2,911
Income before income taxes	1,290	1,660	2,950
Total assets	85,361	11,483	96,844
Net assets	41,286	11,846	53,132
Capital expenditures	1,864	473	2,337
Depreciation and amortization	2,954	758	3,712

Year Ended December 31, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$84,249	$20,348	$104,597
Operating Income	4,911	3,646	8,557
Income before income taxes	4,836	3,591	8,427
Total assets	92,567	17,152	109,719
Net assets	48,175	15,353	63,528
Capital expenditures	1,177	2,596	3,773
Depreciation and amortization	3,478	709	4,187

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2013	2014	2015
United States	$71,713	$83,584	$97,164
Europe	2,738	2,264	2,086
Other International	3,888	3,989	5,347
Total	$78,339	$89,837	$104,597

Total assets by principal geographic areas were as follows (in thousands):

	For the Years Ended December 31,
	2013	2014	2015
United States	$90,572	$93,977	$106,780
Europe	2,981	2,867	2,939
Other International	—	—	—
Total	$93,553	$96,844	$109,719

14.    QUARTERLY FINANCIAL INFORMATION (unaudited)
The following summarizes selected quarterly financial information for each of the two years in the periods ended December 31, 2014 and 2015 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2014
Total revenue	$20,793	$22,916	$21,805	$24,323	$89,837
Gross profit	8,279	9,077	8,317	10,042	35,715
Operating income (loss)	(101)	917	341	1,754	2,911
Net income (loss)	(273)	778	15	1,079	1,599
Net income attributable to Heska Corporation	192	1,069	513	829	2,603
Basic earnings per share attributable to Heska Corporation	0.03	0.18	0.09	0.14	0.44
Diluted earnings per share attributable to Heska Corporation	0.03	0.17	0.08	0.13	0.41

2015
Total revenue	$22,894	$23,910	$28,034	$29,759	$104,597
Gross profit	10,084	10,297	11,597	12,235	44,213
Operating income	1,021	1,829	2,142	3,565	8,557
Net income	583	1,178	1,383	2,375	5,519
Net income attributable to Heska Corporation	598	1,197	1,415	2,029	5,239
Basic earnings per share attributable to Heska Corporation	0.10	0.19	0.22	0.29	0.80
Diluted earnings per share attributable to Heska Corporation	0.09	0.17	0.20	0.28	0.74

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    SUBSEQUENT EVENTS

On November 11, 2015, the Company entered into a Unit Purchase Agreement (the "International Agreement") with Cuattro Veterinary, LLC ("Cuattro International"), Kevin S. Wilson and all of the Cuattro International members (the "Members"). Cuattro International sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. Under the terms of the International Agreement, the Company agreed to deliver $6.0 million in stock, subject to a minimum of 175,000 shares and a maximum of 200,000 shares, in exchange for 100% ownership of Cuattro International. In addition, the Company also agreed to issue additional shares of common stock to the Members (the "Contingent Shares") in the event that any of the liabilities or obligations of Cuattro International that have been fully reserved as uncollectible (the "Reserved Assets") from affiliates of Cuattro International, Mr. Wilson and the Members are recovered by the Company or Cuattro International. Additionally, the Company will assume approximately $2.1 million in debt as part of the International Agreement. The acquisition was expected to close on or about January 1, 2016 subject to certain closing conditions, including the affirmative vote of the Company's stockholders to increase by 1,000,000 shares each the authorized shares of both classes of the Company's Common Stock Securities, as defined in the Company's Restated Certificate of Incorporation, as amended. On December 16, 2015, the Company entered into a First Amendment to Unit Purchase Agreement, dated effective as of December 1, 2015 (the "First International Amendment"), with Cuattro International, Kevin S. Wilson and all of the Members. The First International Amendment extended to February 29, 2016 from December 31, 2015 the earliest date upon which the parties may terminate the International Agreement for the failure of a closing condition under the International Agreement to be satisfied. The Amendment also capped Contingent Shares at 100,000.

On March 14, 2016, the Company, Cuattro International, Kevin S. Wilson and the Members terminated the International Agreement and superseded the International Agreement with an agreement and plan of merger by and among the Company, the Company’s wholly-owned subsidiary, Cuattro International Merger Subsidiary Inc., a Delaware corporation ("Merger Sub"), Cuattro International and the Members (the "New Agreement") and Heska Imaging extended the due date on the $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC which is listed as "Note receivable - related party" on the Company's consolidated balance sheets from March 15, 2016 to June 15, 2016. All parties involved intend that the transactions contemplated by the New Agreement be treated as a transaction that qualifies as a "reorganization" within the meaning of Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended (the "Code"), and the New Agreement is intended to be, and is adopted as, a plan of reorganization for purposes of Sections 354 and 361 of the Code and within the meaning of Treasury regulation section 1.368‑2(g). The New Agreement eliminated the use of Contingent Shares in the event any of the Reserved Assets are recovered by the Company or Cuattro International; in such a circumstance, the Members would be paid in cash under the New Agreement. The earliest date upon which the parties may terminate the New Agreement for failure of a closing condition under the New Agreement to be satisfied is May 31, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the 1992 COSO Internal Control over Financial Reporting Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007, which modified criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
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
EKS&H LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders.

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
The other information required by this section will be incorporated by reference to the information in the section entitled "Ownership of Securities - Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2015, including the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	940,610	$14.16	101,877
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	940,610	$14.16	101,877

(1)	Excluding outstanding options to purchase an aggregate of 6.0 fractional shares resulting from our December 2010 reverse stock split.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this section will be incorporated by reference to the information in the sections entitled "Board Structure and Committees" and "Significant Relationships and Transactions with Directors, Officers or Principal Stockholders" in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this section will be incorporated by reference to the information in the section entitled "Auditor Fees and Services" in the Proxy Statement.
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as a part of this Form 10-K.
(1) Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2) Financial Statement Schedules:
NOTE: All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(3)    Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(26)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*	(25)	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(25)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	(25)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*		1997 Stock Incentive Plan Employees and Consultants Option Agreement (Stockholder Approval).
10.5*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.6*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.7*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.8*	(25)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.9*	(25)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.10*		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.11*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.12*	(26)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.13*	(25)	Amended and restated Management Incentive Plan Master Document.
10.14*		2016 Management Incentive Plan.
10.15*		Director Compensation Policy 2016.
10.16*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.17*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(25)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.20*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.21*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.22*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.23*	(28)	Separation and Release Agreement with Robert B. Grieve, dated October 1, 2015.

10.24*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.25*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.26*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.27*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.28*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.29*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.30*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.31*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.32*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.33*	(25)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.34*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.35*	(25)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.36*		Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.37	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.38	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.39	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.40	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.41+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.42+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.43+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.44	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.45+	(10)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.46+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.47+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.48+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.49+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.50+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.51+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.52+	(20)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.53+	(24)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.

10.54+
Thirteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated December 21, 2015.

10.55+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.56+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.57	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.58+	(8)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.59+	(10)
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

10.60+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.61+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.

10.62+	(23)
Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.

10.63+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.64+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.65+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.66+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.67+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.68+		Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.69+	(23)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.

10.70	(26)	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.71+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.72+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.73	(28)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.74+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.75+	(27)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.76+	(27)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.77+		Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.78	(29)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 14, 2016.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.
(25)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(26)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(28)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(29)	Filed with the Registrants' Form 8-K on March 15, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason A. Napolitano and Nancy Wisnewski, Ph.D., and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2016
/s/ JASON A. NAPOLITANO Jason A. Napolitano	Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)	March 15, 2016
/s/ JOHN MCMAHON John McMahon	Vice President, Financial Operations & Controller (Principal Accounting Officer)	March 15, 2016
/s/ SHARON L. RILEY Sharon L. Riley	Chair	March 15, 2016
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 15, 2016
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	March 15, 2016
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	March 15, 2016
/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 15, 2016

 Exhibit Index

Exhibit Number	Notes	Description of Document
3(i)	(16)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(16)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(26)	Amended and Restated Bylaws of the Registrant, as amended.
3(v)	(16)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*	(25)	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(25)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.3*	(25)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.4*		1997 Stock Incentive Plan Employees and Consultants Option Agreement (Stockholder Approval).
10.5*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.6*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.7*	(11)	2003 Equity Incentive Plan, as amended and restated.
10.8*	(25)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.9*	(25)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.10*		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.11*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.12*	(26)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.13*	(25)	Amended and restated Management Incentive Plan Master Document.
10.14*		2016 Management Incentive Plan.
10.15*		Director Compensation Policy 2016.
10.16*	(9)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.17*	(21)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(21)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(25)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.20*	(21)	Employment Agreement (Executive Chair) with Robert B. Grieve, effective as of March 26, 2014.
10.21*	(21)	Restricted Stock Grant Agreements between Registrant and Robert B. Grieve, effective as of March 26, 2014.
10.22*	(21)	Consulting Agreement (Founder Emeritus) with Robert B. Grieve, dated March 26, 2014.
10.23*	(28)	Separation and Release Agreement with Robert B. Grieve, dated October 1, 2015.
10.24*	(4)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.

10.25*	(9)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.26*	(8)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.27*	(9)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.28*	(13)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.28*	(8)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.30*	(9)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.31*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.32*	(16)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.33*	(25)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.34*	(16)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.35*	(25)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.36*		Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.37	(6)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.38	(7)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.39	(7)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.40	(15)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.41+	(8)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.42+	(9)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.43+	(9)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.44	(9)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.45+	(10)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.46+	(11)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.

10.47+	(14)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.48+	(14)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.49+	(15)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.50+	(15)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.51+	(16)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.52+	(20)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.53+	(24)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.

10.54+
Thirteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated December 21, 2015.

10.55+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.56+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.57	(11)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.58+	(8)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.59+	(10)
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

10.60+	(13)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.61+	(18)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.62+	(23)
Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.

10.63+	(8)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.

10.64+	(11)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.65+	(16)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.66+	(20)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.67+	(21)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.68+		Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.69+	(23)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.

10.70	(26)	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.71+	(16)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.72+	(16)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.73	(28)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.74+	(19)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.75+	(27)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.76+	(27)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.77+		Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.78	(29)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 15, 2016.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2010.
(13)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(15)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(16)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2013.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(19)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(21)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(22)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2014.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(24)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.
(25)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(26)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(28)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(29)	Filed with the Registrants' Form 8-K on March 15, 2016.