Form 10-Q
period 2016-03-31
HESKA CORP
filed 2016-05-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
6,682,137 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 9, 2016.

 HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, THYROMED, VET/OX and VITALPATH are registered trademarks of Heska Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. DRI-CHEM is a registered trademark of FUJIFILM Corporation. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	(unaudited) March 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,890	$6,180
Accounts receivable, net of allowance for doubtful accounts of $189 and $203, respectively	16,136	13,707
Due from – related parties	308	244
Inventories, net	16,101	18,613
Other current assets	1,827	1,440
Total current assets	41,262	40,184
Property and equipment, net	17,020	17,761
Note receivable – related party	1,516	1,528
Goodwill and other intangibles	20,966	20,992
Deferred tax asset	25,883	25,302
Other long-term assets	3,072	4,325
Total assets	$109,719	$110,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,624	$5,941
Accrued liabilities	5,416	6,661
Current portion of deferred revenue	5,461	3,896
Line of credit	143	798
Other short-term borrowings, including current portion of long-term note payable	159	159
Total current liabilities	18,803	17,455
Long-term note payable, net of current portion	69	32
Deferred revenue, net of current portion, and other	11,572	11,323
Total liabilities	30,444	28,810
Commitments and contingencies (Note 11)
Non-Controlling Interest	15,747	15,777
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 7,500,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 7,500,000 shares authorized, 6,625,287 and 6,636,389 shares issued and outstanding, respectively	66	66
Additional paid-in capital	227,267	227,798
Accumulated other comprehensive income	187	186
Accumulated deficit	(163,992)	(162,545)
Total stockholders' equity	63,528	65,505
Total liabilities and stockholders' equity	$109,719	$110,092

See accompanying notes to consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2016
Revenue:
Core companion animal health	$19,572	$23,434
Other vaccines, pharmaceuticals and products	3,322	3,712
Total revenue, net	22,894	27,146

Cost of revenue	12,810	15,704

Gross profit	10,084	11,442

Operating expenses:
Selling and marketing	5,460	5,619
Research and development	419	575
General and administrative	3,184	3,278
Total operating expenses	9,063	9,472
Operating income	1,021	1,970
Interest and other expense (income), net	137	(133)
Income before income taxes	884	2,103
Income tax expense:
Current income tax expense	44	74
Deferred income tax expense	257	582
Total income tax expense	301	656

Net income	583	1,447
Net income (loss) attributable to non-controlling interest	(15)	261
Net income attributable to Heska Corporation	$598	$1,186

Basic earnings per share attributable to Heska Corporation	$0.10	$0.18
Diluted earnings per share attributable to Heska Corporation	$0.09	$0.17

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	6,181	6,496
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	6,869	7,164

See accompanying notes to consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2016

Net income	$583	$1,447
Other comprehensive income (expense):
Sale of equity investment	—	(90)
Foreign currency translation	76	89
Comprehensive income	659	1,446

Comprehensive income (loss) attributable to non-controlling interest	(15)	261
Comprehensive income attributable to Heska Corporation	$674	$1,185

See accompanying notes to consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$583	$1,447
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,006	1,096
Deferred tax expense	257	582
Stock based compensation	398	527
Unrealized (gain) loss on foreign currency translation	16	(1)
Changes in operating assets and liabilities:
Accounts receivable	405	2,429
Inventories	(4,058)	(3,538)
Other current assets	(194)	323
Accounts payable	237	(1,683)
Accrued liabilities and other	785	1,229
Other non-current assets	(393)	(1,250)
Deferred revenue and other	(432)	(1,798)
Net cash used in operating activities	(1,390)	(637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchases of property and equipment	(605)	(905)
Proceeds from disposition of property and equipment	—	95
Net cash used in investing activities	(605)	(695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	235	33
Proceeds from line of credit borrowings, net	1,633	655
Repayments of other debt	(34)	(128)
Net cash provided by financing activities	1,834	560
EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	62
DECREASE IN CASH AND CASH EQUIVALENTS	(127)	(710)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,855	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,728	$6,180

See accompanying notes to consolidated financial statements.

--5-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
Heska Corporation and its wholly-owned and majority-owned subsidiaries ("Heska", the "Company", "we" or "our") sell advanced veterinary diagnostic and other specialty veterinary products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as in-clinic heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing. Our core focus is on the canine and feline companion animal health markets.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2016, and the results of our operations and cash flows for the three months ended March 31, 2016 and 2015.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other financial information filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options, determining the value of our non-controlling interest and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) Topic 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard will be effective for the fiscal year beginning January 1, 2017 and subsequent interim periods. We are currently evaluating the impact the provisions of the Topic will have on our consolidated financial statements.

--6-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have decided to early-adopt ASU 2015-17, which resulted in a retrospective adjustment of amounts disclosed in our consolidated balance sheet as of March 31, 2015.

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
2.    ACQUISITION AND RELATED PARTY ITEMS
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC which was subsequently renamed Heska Imaging US, LLC ("Heska Imaging"). The remaining minority position (45.4)% in Heska Imaging is subject to purchase by Heska under performance-based puts and calls following calendar year 2016 and 2017. Should Heska undergo a change in control, as defined, prior to the end of 2017, Heska Imaging minority unit holders will be entitled to sell their Heska Imaging units to Heska.
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

--7-

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
Since January 1, 2016, Cuattro, LLC has charged Heska Imaging $3.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $1.3 million, primarily related to sales expenses; Heska Corporation charged Cuattro, LLC $82 thousand, primarily related to facility usage and other services.
At March 31, 2016, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is due on June 15, 2016 and listed as "Note receivable - related party" on the Company's consolidated balance sheets. We currently do not anticipate collecting this note in 2016 due to our pending acquisition of Cuattro Veterinary, LLC. Heska Corporation had net accounts receivable from Cuattro, LLC of $32 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Imaging had net prepaid receivables from Cuattro, LLC of $212 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from Heska Imaging of $5.4 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
The aggregate position in Heska Imaging of the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Put Value") is being accreted to its estimated redemption value in accordance with Heska Imaging's Operating Agreement (the "Operating Agreement"). Since the Operating Agreement contains certain put rights that are out of the control of the Company, authoritative guidance requires the non-controlling interest, which includes the estimated value of such put rights, to be displayed outside of the equity section of the consolidated balance sheets. The adjustment to increase or decrease the Put Value to its expected redemption value and to estimate any distributions required under the Operating Agreement to the unit holders who hold the 45.4% of Heska Imaging that Heska Corporation does not own (the "Imaging Minority") each reporting period is recorded to stockholders' equity in accordance with U.S. GAAP.
The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning December 31, 2015	$15,747
Accretion of Put Value	30
Balance March 31, 2016	$15,777

--8-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    INCOME TAXES

Our total income tax expense and the effective tax rate for our income before income taxes are as follows (in thousands):

	Three months ended March 31,
	2015	2016
Income before income taxes	$884	$2,103
Total income tax expense	301	656
Effective tax rate	34.0%	31.2%
We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Cash paid for income taxes for each of the three months ended March 31, 2015 and 2016 was $5 thousand.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
Net income attributable to Heska Corporation	$598	$1,186

Basic weighted-average common shares outstanding	6,181	6,496
Assumed exercise of dilutive stock options and restricted stock units	688	668
Diluted weighted-average common shares outstanding	6,869	7,164

Basic earnings per share	$0.10	$0.18
Diluted earnings per share	$0.09	$0.17
The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2016
Stock options	106	120

--9-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the three months ended March 31, 2016 (in thousands):

March 31,
2016
Carrying amount, beginning of period	$20,910
Adjustments due to foreign currency fluctuations	29
Carrying amount, end of period	$20,939

Other intangibles consisted of the following as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31,	March 31,
	2015	2016
Gross carrying amount	$788	$788
Accumulated amortization	(732)	(735)
Net carrying amount	$56	$53

Amortization expense relating to other intangibles is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Amortization expense	$65	$3

Estimated amortization expense related to intangibles for each of the five years from 2016 (remaining) through 2020 and thereafter is as follows (in thousands):

Year Ending December 31,
2016 (remaining)	$7
2017	10
2018	10
2019	10
2020	10
Thereafter	6
$53

--10-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,	March 31,
	2015	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	35,284	36,945
Leasehold and building improvements	6,673	6,720
Construction in progress	1,496	1,531
	46,698	48,441
Less accumulated depreciation and amortization	(29,678)	(30,680)
Total property and equipment, net	$17,020	$17,761
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $1.0 million for each of the three month periods ended March 31, 2015 and 2016.
The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales, all related to the Company's 54.6%-owned subsidiary, Heska Imaging, provided $42 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows for the three months ended March 31, 2015. There were no such sales during the three months ended March 31, 2016. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets per its depreciation policies. The Company had $2.2 million and $1.9 million of net property and equipment related to these transactions as of December 31, 2015 and March 31, 2016, respectively, all related to the Company's 54.6%-owned subsidiary, Heska Imaging.
Depreciation and amortization expense for property and equipment was $1.0 million and $1.1 million for the three months ended March 31, 2015 and 2016, respectively.
The Company capitalizes third-party software costs, where appropriate, and reports such costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. We had $0.4 million of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line on each of our consolidated balance sheets as of December 31, 2015 and March 31, 2016, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. We had $35 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of our consolidated statements of cash flows for the quarter ended March 31, 2015. There were no capitalized software costs incurred in the three months ended March 31, 2016.

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.
Inventories, net consist of the following (in thousands):

	December 31,	March 31,
	2015	2016
Raw materials	$8,531	$10,475
Work in process	2,839	3,472
Finished goods	6,122	6,092
Allowance for excess or obsolete inventory	(1,391)	(1,426)
	$16,101	$18,613

8.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015	March 31, 2016
Accrued payroll and employee benefits	$860	$1,013
Accrued property taxes	721	357
Accrued purchases	300	1,274
Other	3,535	4,017
Total accrued liabilities	$5,416	$6,661
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-model with the following weighted average assumptions for options granted in the three months ended March 31, 2015 and 2016.

	2015	2016
Risk-free interest rate	1.10%	1.45%
Expected lives	3.4 years	4.5 years
Expected volatility	42%	41%
Expected dividend yield	0%	0%

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,		Three Months Ended March 31,
	2015		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,074,251	$10.110	940,610	$14.163
Granted at Market	146,446	$36.904	1,000	$30.520
Canceled	(28,440)	$10.080	(347)	$14.711
Exercised	(251,647)	$10.559	(5,290)	$11.675
Outstanding at end of period	940,610	$14.163	935,973	$14.195
Exercisable at end of period	621,559	$10.269	642,909	$10.272
The total estimated fair value of stock options granted during the three months ended March 31, 2015 and 2016 were computed to be approximately $15 thousand and $11 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the three months ended March 31, 2015 and 2016 was computed to be approximately $6.17 and $10.93, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2016 was $1.3 million and $107 thousand, respectively. The cash proceeds from options exercised during the three months ended March 31, 2015 and 2016 was $407 thousand and $62 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2016, excluding outstanding options to purchase an aggregate of 6.0 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.60 years, a weighted average exercise price of $16.77 and exercise prices ranging from $11.00-$22.50. We intend to issue whole shares only from option exercises. The following table includes 109,500 shares underlying options issued in December 2015 with a strike price of $39.76 and expiration date of December 28, 2025 which will only vest and become exercisable if our stockholders approve an increase in the total number of authorized shares of our Public Common Stock to at least 8.5 million shares on or before December 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2016	Weighted Average Exercise Price
$ 4.40 - $ 6.90	225,302	4.52	$5.600	223,052	$5.594
$ 6.91 - $ 8.26	188,524	7.62	$7.384	108,788	$7.384
$ 8.27 - $15.80	189,795	6.02	$9.688	162,762	$9.748
$15.81 - $18.30	178,965	5.19	$18.016	114,674	$17.952
$18.31 - $39.76	153,387	9.26	$36.306	33,633	$26.980
$ 4.40 - $39.76	935,973	6.35	$14.195	642,909	$10.272

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2016, there was approximately $2.0 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.70 years, with approximately $560 thousand to be recognized in the nine months ending December 31, 2016 and all cost to be recognized as of March 2020, assuming all options vest according to the vesting schedules in place at March 31, 2016. As of March 31, 2016, the aggregate intrinsic value of outstanding options was approximately $14.6 million and the aggregate intrinsic value of exercisable options was approximately $11.7 million.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended March 31, 2015 and 2016, we issued 827 and 5,885 shares under the ESPP, respectively.
In all periods presented, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended March 31,
	2015	2016
Risk-free interest rate	0.23%	0.51%
Expected lives	1.3 years	1.2 years
Expected volatility	35%	41%
Expected dividend yield	0%	0%
For the three months ended March 31, 2015 and 2016, the weighted-average fair value of the purchase rights granted was $5.21 and $6.29 per share, respectively.
Restricted Stock Issuance
On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants") and performance-based restricted stock grants related to the Company's 2015 Management Incentive Plan (the "2015 MIP Grants"). The Company issued 52,956 shares under the Performance Grants and 24,649 shares under 2015 MIP Grants. The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and are to cliff vest on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement. The 2015 MIP Grants were subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement. On March 2, 2016, the Company vested 14,364 shares related to the 2015 MIP Grant based on the respective performance criteria, including 4,788 shares withheld for tax, and canceled the remaining 10,285 shares.
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). The 2016 MIP Grants are to vest on the date MIP Payouts are to be made under the 2016 Management Incentive Plan and are subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement.
On March 26, 2016, 27,500 shares originally issued to Mr. Wilson on March 26, 2014 pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement") vested pursuant to the Wilson Employment Agreement.

--14-

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
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Unrealized gains (losses) on available for sale investments	Total accumulated other comprehensive income
Balances at December 31, 2015	$(576)	$673	$90	$187
Current period other comprehensive income (loss)	—	89	(90)	(1)
Balances at March 31, 2016	$(576)	$762	$—	$186
11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended March 31, 2015 and 2016, royalties of $0.1 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.2 million for each of the fiscal years 2016 and 2017.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. As of March 31, 2016, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

--15-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve at March 31, 2016 was $0.4 million.
12.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2016
Interest income	$(58)	$(33)
Interest expense	52	38
Other, net	143	(138)
	$137	$(133)
Cash paid for interest for each of the three months ended March 31, 2015 and 2016 was $18 thousand.
13.    CREDIT FACILITY
At March 31, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At March 31, 2016, we had $0.8 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2016, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of March 31, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $10.7 million.
14.    SEGMENT REPORTING
The Company consists of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The Core Companion Animal Health segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The Other Vaccines, Pharmaceuticals and Products segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

One customer represented approximately 11% of our revenue and another company generated approximately 12% of our revenue for the three months ended March 31, 2015. One customer represented approximately 20% of our accounts receivable at December 31, 2015 and 13% of our accounts receivable at March 31, 2016 and another customer represented 13% of our accounts receivable at December 31, 2015 and 10% of accounts receivable at March 31, 2016. No other customers represented 10% or more of revenue for the three months ended March 31, 2015 and 2016 nor 10% or more of accounts receivable at December 31, 2015 or March 31, 2016.  We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended March 31, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$19,572	$3,322	$22,894
Operating Income	535	486	1,021
Income before income taxes	410	474	884
Capital expenditures	307	298	605
Depreciation and amortization	830	176	1,006

Three Months Ended March 31, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$23,434	$3,712	$27,146
Operating Income	1,758	212	1,970
Income before income taxes	1,808	295	2,103
Capital expenditures	397	508	905
Depreciation and amortization	897	199	1,096

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
United States	$22,279	$26,480
Europe	615	666
Total	$22,894	$27,146

Asset information by reportable segment as of December 31, 2015 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$92,567	$17,152	$109,719
Net assets	48,175	15,353	63,528

--17-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of March 31, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$93,330	$16,762	$110,092
Net assets	57,152	8,353	65,505

Total assets by principal geographic areas were as follows (in thousands):

	December 31,	March 31,
	2015	2016
United States	$106,780	$106,980
Europe	2,939	3,112
Total	$109,719	$110,092

15.    SUBSEQUENT EVENTS

On November 11, 2015, the Company entered into a Unit Purchase Agreement (the "International Agreement") with Cuattro Veterinary, LLC ("Cuattro International"), Kevin S. Wilson and all of the Cuattro International members (the "Members"). Cuattro International sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. Under the terms of the International Agreement, the Company agreed to deliver $6.0 million in stock, subject to a minimum of 175,000 shares and a maximum of 200,000 shares, in exchange for 100% ownership of Cuattro International. In addition, the Company also agreed to issue additional shares of common stock to the Members (the "Contingent Shares") in the event that any of the liabilities or obligations of Cuattro International that have been fully reserved as uncollectible (the "Reserved Assets") from affiliates of Cuattro International, Mr. Wilson and the Members are recovered by the Company or Cuattro International. Additionally, the Company would assume approximately $2.1 million in debt as part of the International Agreement. The acquisition was expected to close on or about January 1, 2016 subject to certain closing conditions, including the affirmative vote of the Company's stockholders to increase by 1,000,000 shares each the authorized shares of both classes of the Company's Common Stock Securities, as defined in the Company's Restated Certificate of Incorporation, as amended (the "Share Increase"). On December 16, 2015, the Company entered into a First Amendment to Unit Purchase Agreement, dated effective as of December 1, 2015 (the "First International Amendment"), with Cuattro International, Kevin S. Wilson and all of the Members. The First International Amendment extended to February 29, 2016 from December 31, 2015 the earliest date upon which the parties may terminate the International Agreement for the failure of a closing condition under the International Agreement to be satisfied. The Amendment also capped Contingent Shares at 100,000.

On March 14, 2016, the Company, Cuattro International, Kevin S. Wilson and the Members terminated the International Agreement and superseded the International Agreement with an agreement and plan of merger by and among the Company, the Company’s wholly-owned subsidiary, Cuattro International Merger Subsidiary Inc., a Delaware corporation ("Merger Sub"), Cuattro International and the Members (the "New Agreement") and Heska Imaging extended the due date on the $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is listed as "Note receivable – related party" on the Company's consolidated balance sheets, from March 15, 2016 to June 15, 2016. All parties involved intend that the transactions contemplated by the New Agreement be treated as a transaction that qualifies as a "reorganization" within the meaning of Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended (the "Code"), and the New Agreement is intended to be, and is adopted as, a plan of reorganization for purposes of Sections 354 and 361 of the Code and within the meaning of Treasury regulation section 1.368-2(g). The New Agreement eliminated the use of Contingent Shares in the event any of the Reserved

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets are recovered by the Company or Cuattro International; in such a circumstance, the Members would be paid in cash under the New Agreement. The earliest date upon which the parties may terminate the New Agreement for failure of a closing condition to be satisfied under the New Agreement is May 31, 2016.

On April 14, 2016, the Company filed a definitive proxy statement with the SEC which included a Share Increase proposal for consideration by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders on May 13, 2016. Assuming this Share Increase proposal is approved by the Company’s stockholders, the Company expects to obtain 100% ownership of Cuattro International by the end of May 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item I of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 9, 2016, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws.
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
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended March 31, 2016 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, and single use products and services such as heartworm diagnostic tests, heartworm preventive products, allergy immunotherapy products and allergy testing.
Blood testing and other non-imaging instruments and supplies represented approximately 38% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 30% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 8% of our LTM revenue was from hardware revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third

--19-

parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our chemistry instruments, our hematology instruments, our blood gas instruments, our immunodiagnostic instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our LTM revenue.
Imaging hardware, software and services represented approximately 20% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 24% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 22% of our LTM revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to the end user. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 65% and 35%, respectively, of CCA LTM revenue.
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

-20

Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have an agreement with Eli Lilly and Company ("Eli Lilly") and its affiliates operating through Elanco for the production of these vaccines. Our OVP segment also produces vaccines and pharmaceuticals for other third parties.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.
The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2016
Revenue	$22,894	$27,146
Gross Profit	10,084	11,442
Operating expenses	9,063	9,472
Operating income	1,021	1,970
Interest and other expense (income), net	137	(133)
Income before income taxes	884	2,103
Provision for income taxes	301	656
Net income	583	1,447
Net income (loss) attributable to non-controlling interest	(15)	261
Net income attributable to Heska Corporation	$598	$1,186
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended March 31,
	2015	2016
Revenue	100.0%	100.0%
Gross Profit	44.0%	42.1%
Operating expenses	39.6%	34.9%
Operating income	4.5%	7.3%
Interest and other expense (income), net	0.6%	(0.5)%
Income before income taxes	3.9%	7.7%
Provision for income taxes	1.3%	2.4%
Net income	2.5%	5.3%
Net income (loss) attributable to non-controlling interest	(0.1)%	1.0%
Net income attributable to Heska Corporation	2.6%	4.4%
Revenue
Total revenue increased 19% to $27.1 million in the three months ended March 31, 2016 compared to $22.9 million in the three months ended March 31, 2015.

-21

CCA segment revenue increased 20% to $23.4 million in the three months ended March 31, 2016 compared to $19.6 million in the three months ended March 31, 2015. Greater revenue from our imaging products, our instrument consumables and our hematology instruments were key factors in the improvement.
OVP segment revenue increased 12% to $3.7 million in the three months ended March 31, 2016 compared to $3.3 million in the three months ended March 31, 2015. Revenue from a reproductive product and a new product for one of our customers, somewhat offset by lower sales of cattle vaccines for international distribution, were key factor in the increase.
Gross Profit
Gross profit increased 13% to $11.4 million in the three months ended March 31, 2016 compared to $10.1 million in the three months ended March 31, 2015.  Gross Margin, which is gross profit divided by total revenue, decreased to 42.1% in the three months ended March 31, 2016 compared to 44.0% in the three months ended March 31, 2015. Product mix in our OVP segment was the most significant factor in the decline.
Operating Expenses
Selling and marketing expenses increased 3% to $5.6 million in the three months ended March 31, 2016 compared to $5.5 million in the three months ended March 31, 2015. Increased commissions due to higher revenue from our imaging products was a key factor in the change.
Research and development expenses increased 37% to $0.6 million in the three months ended March 31, 2016, compared to $0.4 million in the three months ended March 31, 2015. Increased development project spending related to imaging products was a factor in the change.
General and administrative expenses increased 3% to $3.3 million in the three months ended March 31, 2016, compared to $3.2 million in the three months ended March 31, 2015. Increased legal expenses were a factor in the change.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was income of $133 thousand in the three months ended March 31, 2016, as compared to an expense of $137 thousand in the three months ended March 31, 2015. This line item can be broken into the following components: net interest income or expense, net foreign currency gains and losses and other income. Net interest was an expense of $5 thousand in the three months ended March 31, 2016, as compared to income of $6 thousand in the three months ended March 31, 2015. Net foreign currency gain was $46 thousand in the three months ended March 31, 2016, as compared to a net foreign currency loss of $143 thousand in the three months ended March 31, 2015. A key factor in the difference was the impact of exchange rates between the Euro and the Swiss Franc, which is the functional currency of our Swiss subsidiary. Other income was $92 thousand in the three months ended March 31, 2016 primarily related to the sale of an equity investment during the quarter and $0 in the three months ended March 31, 2015.
Income Tax Expense (Benefit)
In the three months ended March 31, 2016, we had total income tax expense of $0.7 million, including $0.6 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. In the three months ended March 31, 2015, we had total income tax expense of $0.3 million, including $0.3 million in domestic deferred income

--22-

tax expense, a non-cash item primarily related to our domestic NOL position, and $44 thousand in current income tax expense. Greater income before income taxes was a key factor in our higher income tax expense in the current period as compared to the same quarter in 2015.
Net Income (Loss)

Net income was $1.4 million for the three months ended March 31, 2016, as compared to net income of $0.6 million in the prior year period. Increased revenue, somewhat offset by lower Gross Margin and higher operating expenses, were factors in the improvement.
Net Income (Loss) attributable to Heska Corporation
Net income attributable to Heska Corporation was $1.2 million for the three months ended March 31, 2016, as compared to a net income attributable to Heska Corporation of $0.6 million in the prior year period. The difference between this line item and "Net Income (Loss)" is the net income or loss attributable to our minority interest in Heska Imaging, which was net income of $261 thousand in the three months ended March 31, 2016 as compared to a loss of $15 thousand in the three months ended March 31, 2015.
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

For the three months ended March 31, 2016, we had net income of $1.4 million and net cash used by operations of $0.6 million. At March 31, 2016, we had $6.2 million of cash and cash equivalents, working capital of $22.7 million and $0.8 million outstanding borrowings under our revolving line of credit, discussed below.
At March 31, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At March 31, 2016, we had $0.8 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On March 31, 2016, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of March 31, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $10.7 million.

--23-

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Net cash used in operating activities	$(1,390)	$(637)
Net cash used in investing activities	(605)	(695)
Net cash provided by financing activities	1,834	560
Effect of currency translation on cash	34	62
Decrease in cash and cash equivalents	(127)	(710)
Cash and cash equivalents, beginning of the period	5,855	6,890
Cash and cash equivalents, end of the period	$5,728	$6,180
Net cash used by operating activities was $0.6 million in the three months ended March 31, 2016, as compared to net cash used by operating activities of $1.4 million in the three months ended March 31, 2015, a favorable decrease of approximately $0.8 million. Key factors in the change were a $2.0 million increase in cash provided by accounts receivable and a $1.2 million increase in net income and deferred tax expense, partially offset by a $1.5 million increase in cash used for accounts payable, accrued liabilities and other short term liabilities and a $1.4 million increase in cash used in deferred revenue and other non-current liabilities.
Net cash used in investing activities was $0.7 million in the three months ended March 31, 2016 as compared to net cash used in investing activities of $0.6 million in the three months ended March 31, 2015, an unfavorable increase of approximately $0.1 million. Increased purchases of demonstration and loaner imaging products, offset by proceeds from the sale of an equity investment, were factors in the change.
Net cash flows from financing activities provided cash of $0.6 million in the three months ended March 31, 2016, as compared to $1.8 million the three months ended March 31, 2015, which represented a $1.3 million decrease in cash provided. The largest factors in the change were a $1.0 million decrease in borrowings from our revolving line of credit and a $0.2 million decrease in proceeds from the issuance of common stock, net of distributions.
At March 31, 2016, Heska Corporation had accounts receivable from Heska Imaging of $5.4 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At March 31, 2016, we, including the balance sheets of our consolidated subsidiaries, had net prepaid receivables from Cuattro, LLC of $244 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due. These items are listed on our consolidated balance sheets as "Due from – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC.
At March 31, 2016, we had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC. The note accrues interest at the same interest rate as the Company pays under its asset-based revolving line of credit with Wells Fargo and is currently due on June 15, 2016. We do not currently anticipate collecting this note in 2016 due to our pending acquisition of Cuattro Veterinary, LLC. Cuattro Veterinary, LLC sells the same digital radiography solutions outside the United States that Heska Imaging sells in the United States. The note is listed on our consolidated balance sheets as "Note receivable – related party" as Kevin S. Wilson, Mrs. Wilson and trusts for their children and family hold an indirect majority interest in

Cuattro Veterinary, LLC. This note was held by Heska Imaging at the time of our acquisition of a majority interest in Heska Imaging on February 24, 2013.
At March 31, 2016, we had other borrowings outstanding totaling $191 thousand, all of which were obligations of a Heska Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. The principal associated with this note of approximately $159 thousand is listed as "Other short term borrowings" on our consolidated balance sheets as it is due within a year.
At March 31, 2016, our consolidated balance sheets included $15.8 million in non-controlling interest. This represents the value of the aggregate position in Heska Imaging of the Imaging Minority. At the time of the Acquisition, we estimated a weighted average valuation for this position and began accreting to this value over a three year period from the date of the Acquisition using a weighted average cost of capital of 18.65%. The cost of capital assumption was provided to us by a third party with expertise in estimating such items. We evaluate the value of this position every reporting period and in 2014 decided to adjust our accretion to a weighted average accretion based on various potential outcomes and our estimate of the likelihood of such outcomes, which had the effect of lowering the accretion from what it otherwise would have been. The accretion is to be recorded as a credit where this line item has increased compared to the prior reporting period, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. If the value of non-controlling interest were to decrease compared to the prior reporting period, we anticipate non-controlling interest would be adjusted with a debit to non-controlling interest and a corresponding credit to additional paid-in-capital.
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
Under the Operating Agreement, should Heska Imaging meet certain performance criteria, the Imaging Minority has been granted put options to sell us some or all of the Imaging Minority's remaining 45.4% position in Heska Imaging following the audit of our 2016 and 2017 financial statements. If Heska Imaging generates at least $20 million in revenue in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at 9 times Heska Imaging's operating income, subject to a maximum valuation of $13.6 million – as well as 25% of Heska Imaging's cash. If Heska Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at $17.0 million – as well as 25% of Heska Imaging's cash. Furthermore, should Heska Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in Heska Imaging following the audit of our 2016 or 2017 financial statements, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in Heska Imaging. If Heska Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority does not exercise its put rights at all, we would have the option to purchase the Imaging Minority's position for consideration valued at $19.6 million – as well as 25% of Heska Imaging's cash. We believe it is likely that we will deliver up to 55% of the consideration for these puts and calls in shares of our Public Common Stock. While we intend to meet any related cash payment obligations with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. These potential cash payment obligations are an important consideration for us in our cash management decisions.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $28 thousand to a $62 thousand positive impact in the three months ended March 31, 2016 as compared to a $34 thousand positive impact in the three months ended March 31, 2015. These effects are related to changes in exchange rates between the US Dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, include estimates for revenue recognition, allowances for doubtful accounts, accounting for income taxes, the value of our non-controlling interest and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
Interest Rate Risk
At March 31, 2016, there was approximately $0.8 million outstanding on our line of credit with Wells Fargo. We also had approximately $6.2 million of cash and cash equivalents at March 31, 2016, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2016. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point decrease in interest rates would have an approximate $54 thousand negative impact on our pre-tax earnings based on our outstanding balances as of March 31, 2016.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2016.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our results of operations for the twelve months ending March 31, 2016, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of March 31, 2016 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the Dollar, would be a resulting gain/loss in operating income of approximately $262 thousand and a currency loss/gain of $69 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $176 thousand and a currency gain/loss of $406 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $269 thousand and a currency loss/gain of $468 thousand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damage of the greater of actually monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of March 31, 2016, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

--28-

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

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson's time is occupied by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and a majority interest in Cuattro Veterinary, LLC. On November 11, 2015, we announced an agreement under which we are to purchase 100% ownership of Cuattro Veterinary, LLC. That agreement was terminated and superseded on March 14, 2016 by an agreement and plan of merger.

Since January 2016, Cuattro, LLC charged Heska Imaging $3.1 million, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and service as well as other operating expenses provided for under a license agreement and a supply agreement, respectively; Heska Corporation charged Heska Imaging $1.3 million, primarily related to sales and other administrative expenses; Heska Corporation net charged Cuattro, LLC $82 thousand primarily related to facility usage and other services.

At March 31, 2016, Heska Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which is currently due on June 15, 2016, but which we do not currently anticipate collecting in 2016 due to our pending acquisition of Cuattro Veterinary, LLC; Heska Corporation had accounts receivable from Heska Imaging of $5.4 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $32 thousand; Heska Imaging had net prepaid receivables from Cuattro, LLC of $212 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 10% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco, represented 12% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis Inc. ("ABAXIS"), and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in our OVP or allergy segments, our sales could suffer significantly. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

No single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2016. Revenue from Merck entities, including Merck Animal Health, represented approximately 11% of our consolidated revenue for the three months ended March 31, 2015. Revenue from a finance company whose activities include financing our customer's purchases and purchasing lease contracts from us, represented approximately 12% of our consolidated revenue for the three months ended March 31, 2015. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2015.

Merck entities accounted for approximately 13% of our consolidated accounts receivable and Eli Lilly entities accounted for approximately 10% of our consolidated accounts receivable at March 31, 2016. Merck entities accounted for approximately 12% of our consolidated accounts receivable and Eli Lilly entities accounted for approximately 11% of our consolidated accounts receivable at March 31, 2015. No other single customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2016 or March 31, 2015.

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

-34

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

-35

•
Limited geographic rights. We typically do not have global geographic rights to products supplied by third parties. If we were to determine a market opportunity in a geography where we did not have distribution rights and were unable to obtain such rights from the supplier, it might hamper our ability to succeed in such geography and our sales and profits would be lower than they otherwise would have been.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $20.9 million at March 31, 2016. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal control over financial reporting is designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. In 2015, we were required to have our independent registered public accountant conduct an audit of our internal control over financial reporting because as of June 30, 2015 our stock market value was above a certain level prescribed by regulation. This has increased, and is expected to increase, our general and administrative costs from what they otherwise would have been.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended March 31, 2016, the closing stock price of our Public Common Stock has ranged from a low of $25.73 to a high of $39.76. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2016, we had an accumulated deficit of $162.5 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	—	$—	—	—
February 1 - February 29, 2016	—	—	—	—
March 1 - March 31, 2016	4,788	33.64	—	—
Total	4,788	$33.64	—	—

(1) Shares of Public Common Stock we purchased between January 1, 2016 and March 31, 2016 were solely for the cancellation of shares of restricted stock to pay withholding taxes.

Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures

N/A
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Notes	Description of Document
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+		Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.2+	(1)	Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.3	(2)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 14, 2016.
10.4		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.7		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished with this report.
(1)	Incorporated by reference to Exhibit No. 10.77 to the Registrants' Form 10-K filed for the year ended December 31, 2015.
(2)	Incorporated by reference to the Registrants' Form 8-K filed on March 15, 2016.

--44-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2016.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President
By: /s/ JASON A. NAPOLITANO Jason A. Napolitano Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)
By: /s/ JOHN MCMAHON John McMahon Vice President, Financial Operations and Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit Number	Notes	Description of Document
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+	+	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.2+	(1)	Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.3	(2)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 14, 2016.
10.4		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.5		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.7		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished with this report.
(1)	Incorporated by reference to Exhibit No. 10.77 to the Registrants' Form 10-K filed for the year ended December 31, 2015.
(2)	Incorporated by reference to the Registrants' Form 8-K filed on March 15, 2016.

