Form 10-Q
period 2016-06-30
HESKA CORP
filed 2016-08-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
6,875,256 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at August 5, 2016.

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

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	(unaudited) June 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,890	$6,669
Accounts receivable, net of allowance for doubtful accounts of $189 and $199, respectively	16,136	14,596
Due from – related parties	308	1,979
Inventories, net	16,101	18,076
Other current assets	1,827	1,367
Total current assets	41,262	42,687
Property and equipment, net	17,020	17,652
Note receivable – related party	1,516	—
Goodwill and other intangibles	20,966	29,248
Deferred tax asset	25,883	24,664
Other long-term assets	3,072	5,374
Total assets	$109,719	$119,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,624	$6,011
Accrued liabilities	5,416	5,227
Current portion of deferred revenue	5,461	3,926
Line of credit	143	—
Other short-term borrowings, including current portion of long-term note payable	159	412
Total current liabilities	18,803	15,576
Long-term note payable, net of current portion	69	229
Deferred tax liability	—	905
Deferred revenue, net of current portion, and other	11,572	11,391
Total liabilities	30,444	28,101
Commitments and contingencies (Note 11)
Non-controlling interest	15,747	15,866
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Traditional common stock, $.01 par value, 9,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 9,000,000 shares authorized, 6,625,287 and 6,873,389 shares issued and outstanding, respectively	66	69
Additional paid-in capital	227,267	235,255
Accumulated other comprehensive income	187	139
Accumulated deficit	(163,992)	(159,805)
Total stockholders' equity	63,528	75,658
Total liabilities and stockholders' equity	$109,719	$119,625
See accompanying notes to condensed consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue:
Core companion animal health	$20,757	$24,464	$40,329	$47,898
Other vaccines, pharmaceuticals and products	3,153	5,501	6,475	9,213
Total revenue, net	23,910	29,965	46,804	57,111

Cost of revenue	13,613	17,283	26,423	32,987

Gross profit	10,297	12,682	20,381	24,124

Operating expenses:
Selling and marketing	5,239	5,386	10,699	11,005
Research and development	392	523	811	1,098
General and administrative	2,837	3,217	6,021	6,495
Total operating expenses	8,468	9,126	17,531	18,598
Operating income	1,829	3,556	2,850	5,526
Interest and other expense (income), net	37	34	174	(99)
Income before income taxes	1,792	3,522	2,676	5,625
Income tax expense:
Current income tax expense	82	87	126	161
Deferred income tax expense	532	693	789	1,275
Total income tax expense	614	780	915	1,436

Net income	1,178	2,742	1,761	4,189
Net income (loss) attributable to non-controlling interest	(19)	220	(34)	482
Net income attributable to Heska Corporation	$1,197	$2,522	$1,795	$3,707

Basic earnings per share attributable to Heska Corporation	$0.19	$0.38	$0.29	$0.56
Diluted earnings per share attributable to Heska Corporation	$0.17	$0.35	$0.26	$0.51

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	6,283	6,695	6,232	6,641
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,075	7,249	6,980	7,206

See accompanying notes to condensed consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net income	$1,178	$2,742	$1,761	$4,189
Other comprehensive income (expense):
Sale of equity investment	—	—	—	(90)
Unrealized gain on available for sale investments	6	—	6	—
Foreign currency translation	87	(47)	163	42
Comprehensive income	1,271	2,695	1,930	4,141

Comprehensive income (loss) attributable to non-controlling interest	(19)	220	(34)	482
Comprehensive income attributable to Heska Corporation	$1,290	$2,475	$1,964	$3,659

See accompanying notes to condensed consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,761	$4,189
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,074	2,211
Deferred tax expense	789	1,275
Stock based compensation	879	1,112
Unrealized (gain) loss on foreign currency translation	44	(2)
Changes in operating assets and liabilities:
Accounts receivable	552	1,764
Inventories	(6,670)	(3,691)
Other current assets	(70)	363
Accounts payable	1,696	(1,725)
Accrued liabilities and other	458	(367)
Other non-current assets	(562)	(2,889)
Deferred revenue and other	(1,233)	(1,962)
Net cash provided by (used in) operating activities	(282)	278
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchases of property and equipment	(936)	(1,368)
Proceeds from disposition of property and equipment	—	405
Net cash used in investing activities	(936)	(848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	680	649
Proceeds from (repayments of) line of credit borrowings, net	1,325	(142)
Repayments of other debt	(69)	(180)
Net cash provided by financing activities	1,936	327
EFFECT OF EXCHANGE RATE CHANGES ON CASH	74	22
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	792	(221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,855	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,647	$6,669

See accompanying notes to condensed consolidated financial statements.

--5-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
Heska Corporation and its wholly-owned and majority-owned subsidiaries ("Heska", the "Company", "we" or "our") sell advanced veterinary diagnostic and specialty products. Heska's state-of-the-art offerings include blood testing instruments and supplies, digital imaging products, software and services, and single-use products and data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. The Company's core focus is on the canine and feline markets.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2016, the results of our operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other financial information filed with the SEC.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) Topic 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted the standard during the second quarter of 2016 and are therefore required to report the impacts as though the standard had been

--6-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $0.5 million ($0.07 per diluted share) in the three and six months ended June 30, 2016. The new accounting standard did not impact any periods prior to January 1, 2016, as we applied the changes to the standard on a prospective basis.

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
2.    ACQUISITIONS AND RELATED PARTY ITEMS
On May 31, 2016, the Company closed a transaction (the "Merger") to acquire Cuattro Veterinary, LLC ("Cuattro International") from Kevin S. Wilson, and all of the members of Cuattro International (the "Members"). Pursuant to the Merger, the Company issued 175,000 shares of the Company’s common stock, $.01 par value per share (the "Common Stock"), to the Members on the Closing Date, at an aggregate value equal to approximately $6.3 million based on the adjusted closing price per share of the Common Stock as reported on the Nasdaq Stock Market on the Merger closing date. These shares were issued to the Members in a private placement in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder. Effective on the Merger closing date, each of the Members executed lock-up agreements with the Company that restrict their ability to sell any of the shares of Common Stock received in the Merger until 180 days after the Merger closing date. In addition, the Company assumed approximately $1.5 million in debt as part of the transaction.
Mr. Wilson is a founder of Cuattro International, Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC. Mr. Wilson, Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson’s children and family own a 100% interest in Cuattro, LLC and a majority interest in Cuattro Medical, LLC. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and, prior to the Merger, owned a majority interest in Cuattro International.
The Company recorded assets acquired and assets assumed at their estimated fair values. Intangible assets were valued based on a report from an independent third party.

--7-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes the aggregate consideration paid by the Company and the allocation of the purchase price (in thousands):

Common stock issued - 175,000 shares	$6,347
Debt assumed	1,535
Total fair value of consideration transferred	$7,882

Accounts receivable	$222
Inventories	39
Due from Cuattro, LLC	963
Property and equipment	80
Other tangible assets	164
Deferred tax asset	56
Intangible assets	2,521
Goodwill	5,783
Accounts payable	(112)
Deferred tax liability	(905)
Other assumed liabilities	(929)
Total fair value of consideration transferred	$7,882
Intangible assets acquired, amortization method and estimated useful lives as of May 31, 2016 was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	6.67	Straight-line	$2,521
Cuattro International is a provider to international markets of digital radiography technologies for veterinarians. As a leading provider of advanced veterinary diagnostic and specialty products, we made the acquisition in an effort to combine Cuattro International's international reach with our domestic success in the imaging and blood testing markets in the United States. International markets represent a significant portion of worldwide veterinary revenues for which we intend to compete.
As of the closing date of the Merger, Cuattro International was renamed Heska Imaging International, LLC, and the Company's interest in both Heska Imaging International, LLC ("International Imaging") and Heska Imaging US, LLC ("US Imaging") was transferred to the Company's wholly-owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC which was subsequently renamed Heska Imaging US, LLC. The remaining minority position (45.4%) in US Imaging is subject to purchase by Heska under performance-based puts and calls following calendar year 2016 and 2017. Should Heska undergo a change in control, as defined, prior to the end of 2017, US Imaging minority unit holders will be entitled to sell their US Imaging units to Heska.
US Imaging markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.
Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging,

--8-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company.
Cuattro, LLC has charged US Imaging $3.6 million from January 1, 2016 to May 31, 2016 and has charged Global Imaging $0.9 million since June 1, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation has charged US Imaging $2.4 million during the six months ended June 30, 2016, primarily related to sales expenses; and Heska Corporation has charged Cuattro, LLC $130 thousand during the six months ended June 30, 2016, primarily related to facility usage and other services.
At June 30, 2016, US Imaging had a $1.5 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminated in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, the note receivable was assumed as part of the Company's acquisition of Cuattro International. At June 30, 2016, Heska Corporation had net accounts receivable from Cuattro, LLC of $25 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; International Imaging had a net receivable due from Cuattro, LLC of $546 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from Cuattro, LLC of $1.4 million which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from US Imaging of $5.0 million, including accrued interest, which eliminated in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
The aggregate position in US Imaging of the unit holders who hold the 45.4% of US Imaging that Heska Corporation does not own (the "Put Value") is being accreted to its estimated redemption value in accordance with US Imaging's Operating Agreement (the "Operating Agreement"). Since the Operating Agreement contains certain put rights that are out of the control of the Company, authoritative guidance requires the non-controlling interest, which includes the estimated value of such put rights, to be displayed outside of the equity section of the consolidated balance sheets. The adjustment to increase or decrease the Put Value to its expected redemption value and to estimate any distributions required under the Operating Agreement to the unit holders who hold the 45.4% of US Imaging that Heska Corporation does not own (the "Imaging Minority") each reporting period is recorded to stockholders' equity in accordance with U.S. GAAP.
The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning December 31, 2015	$15,747
Accretion of Put Value	119
Balance June 30, 2016	$15,866

--9-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    INCOME TAXES

Our total income tax expense and the effective tax rate for our income before income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Income before income taxes	$1,792	$3,522	$2,676	$5,625
Total income tax expense	614	780	915	1,436
Effective tax rate	34.3%	22.1%	34.2%	25.5%
We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The rates in the three and six months ended June 30, 2016 benefited from additional tax benefits related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 30, 2016. We early adopted the accounting standard update during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $0.5 million during the three and six months ended June 30, 2016.
Cash paid for income taxes for each of the three months ended June 30, 2015 and 2016 was $15 thousand and $57 thousand, respectively. Cash paid for income taxes for the six months ended June 30, 2015 and 2016 was $20 thousand and $62 thousand, respectively.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2016 (in thousands, except per share data):

--10-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net income attributable to Heska Corporation	$1,197	$2,522	$1,795	$3,707

Basic weighted-average common shares outstanding	6,283	6,695	6,232	6,641
Assumed exercise of dilutive stock options and restricted stock units	792	554	748	565
Diluted weighted-average common shares outstanding	7,075	7,249	6,980	7,206

Basic earnings per share attributable to Heska Corporation	$0.19	$0.38	$0.29	$0.56
Diluted earnings per share attributable to Heska Corporation	$0.17	$0.35	$0.26	$0.51
The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options	27	138	28	138
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the six months ended June 30, 2016 (in thousands):

June 30,
2016
Carrying amount, beginning of period	$20,910
Additions and adjustments	5,798
Carrying amount, end of period	$26,708

Other intangibles consisted of the following as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31,	June 30,
	2015	2016
Gross carrying amount	$788	$3,309
Accumulated amortization	(732)	(769)
Net carrying amount	$56	$2,540

Amortization expense relating to other intangibles is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Amortization expense	$65	$34	$130	$37

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2016 (remaining) through 2020 and thereafter is as follows (in thousands):

Year Ending December 31,
2016 (remaining)	$194
2017	388
2018	388
2019	388
2020	356
Thereafter	826
$2,540
6.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,	June 30,
	2015	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	35,284	37,348
Leasehold and building improvements	6,673	6,733
Construction in progress	1,496	1,851
	46,698	49,177
Less accumulated depreciation and amortization	(29,678)	(31,525)
Total property and equipment, net	$17,020	$17,652
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $2.5 million and $1.7 million for the six month periods ended June 30, 2015 and 2016, respectively.
The Company has sold certain customer rental contracts and underlying assets to a third party under the agreement that once the customer has met its obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales, all related to the Company's 54.6%-owned subsidiary, US Imaging, provided $59 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows for the six months ended June 30, 2015. There were no such sales during the six months ended June 30, 2016. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $2.2 million and $1.5 million of net property and equipment related to these transactions as of December 31, 2015 and June 30, 2016, respectively, all related to the Company's 54.6%-owned subsidiary, US Imaging.

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense for property and equipment was $1.1 million in each of the three months ended June 30, 2015 and 2016. Depreciation and amortization expense for property and equipment was $2.1 million and $2.2 million for the six months ended June 30, 2015 and 2016, respectively.
The Company capitalizes third-party software costs, where appropriate, and reports such costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. We had $0.4 million and $0.3 million of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line of our consolidated balance sheets as of December 31, 2015 and June 30, 2016, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. We had $44 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of our consolidated statements of cash flows for the six months ended June 30, 2015. There were no capitalized software costs incurred in the six months ended June 30, 2016.
7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.
Inventories, net consist of the following (in thousands):

	December 31,	June 30,
	2015	2016
Raw materials	$8,531	$10,097
Work in process	2,839	4,089
Finished goods	6,122	5,194
Allowance for excess or obsolete inventory	(1,391)	(1,304)
Total inventory	$16,101	$18,076

8.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015	June 30, 2016
Accrued payroll and employee benefits	$860	$1,168
Accrued property taxes	721	506
Accrued purchases	300	—
Other	3,535	3,553
Total accrued liabilities	$5,416	$5,227
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions for options granted in the three and six months ended June 30, 2015 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Risk-free interest rate	1.17%	1.17%	1.16%	1.19%
Expected lives	3.4 years	4.5 years	3.4 years	4.5 years
Expected volatility	43%	41%	43%	41%
Expected dividend yield	0%	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,		Six Months Ended June 30,
	2015		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,074,251	$10.110	940,610	$14.163
Granted at Market	146,446	$36.904	19,355	$39.074
Canceled	(28,440)	$10.080	(463)	$14.881
Exercised	(251,647)	$10.559	(70,507)	$11.793
Outstanding at end of period	940,610	$14.163	888,995	$14.893
Exercisable at end of period	621,559	$10.269	633,469	$11.489
The total estimated fair value of stock options granted during the six months ended June 30, 2015 and 2016 were computed to be approximately $258 thousand and $267 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the six months ended June 30, 2015 and 2016 was computed to be approximately $8.88 and $13.83, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2016 was $1.9 million and $1.6 million, respectively. The cash proceeds from options exercised during the six months ended June 30, 2015 and 2016 was $715 thousand and $660 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2016, excluding outstanding options to purchase an aggregate of 4.2 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.5 years, a weighted average exercise price of $18.69 and exercise prices ranging from $17.17-$22.50. We intend to issue whole shares only from option exercises.

--14-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2016	Weighted Average Exercise Price
$ 4.40 - $ 6.90	216,365	4.38	$5.598	214,484	$5.592
$ 6.91 - $ 8.26	186,964	7.37	$7.385	119,329	$7.385
$ 8.27 - $17.17	171,853	5.58	$10.342	152,355	$10.446
$17.18 - $28.39	152,558	5.79	$18.465	91,647	$18.475
$28.40 - $39.76	161,255	9.43	$37.543	55,654	$34.361
$ 4.40 - $39.76	888,995	6.40	$14.893	633,469	$11.489

As of June 30, 2016, there was approximately $2.0 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.60 years, with approximately $485 thousand to be recognized in the six months ending December 31, 2016 and all cost to be recognized as of March 2020, assuming all options vest according to the vesting schedules in place at June 30, 2016. As of June 30, 2016, the aggregate intrinsic value of outstanding options was approximately $20.1 million and the aggregate intrinsic value of exercisable options was approximately $16.3 million.
Employee Stock Purchase Plan (the "ESPP")

For the six months ended June 30, 2015 and 2016, we issued 6,043 and 4,497 shares under the ESPP, respectively.
For the three and six months ended June 30, 2015 and 2016, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Risk-free interest rate	0.24%	0.55%	0.24%	0.53%
Expected lives	1.2 years	1.2 years	1.2 years	1.2 years
Expected volatility	36%	43%	35%	42%
Expected dividend yield	0%	0%	0%	0%
For the six months ended June 30, 2015 and 2016, the weighted-average fair value of the purchase rights granted was $5.67 and $6.87 per share, respectively. For the three months ended June 30, 2015 and 2016, the weighted-average fair value of the purchase rights granted was $5.75 and $7.64 per share, respectively.
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

--15-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Sale of Equity Investment	Total accumulated other comprehensive income
Balances at December 31, 2015	$(576)	$673	$90	$187
Current period other comprehensive income (loss)	—	42	(90)	(48)
Balances at June 30, 2016	$(576)	$715	$—	$139

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended June 30, 2015 and 2016, royalties of $0.1 million became payable under these agreements. In each of the six months ended June 30, 2015 and 2016, royalties of $0.2 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.2 million for each of the fiscal years 2016 and 2017.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. As of June 30, 2016, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve at June 30, 2016 was $0.4 million.
12.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Interest income	$(41)	$(30)	$(99)	$(63)
Interest expense	50	38	103	76
Other, net	28	26	170	(112)
Total	$37	$34	$174	$(99)
Cash paid for interest for the three months ended June 30, 2015 and 2016 was $21 thousand and $19 thousand, respectively. Cash paid for interest for the six months ended June 30, 2015 and 2016 was $40 thousand and $37 thousand, respectively.

--17-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    CREDIT FACILITY
At June 30, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At June 30, 2016, we had no borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of June 30, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $12.0 million.
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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended June 30, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$20,757	$3,153	$23,910
Operating Income	1,536	293	1,829
Income before income taxes	1,511	281	1,792
Capital expenditures	142	189	331
Depreciation and amortization	894	174	1,068

Three Months Ended June 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$24,464	$5,501	$29,965
Operating Income	2,746	810	3,556
Income before income taxes	2,724	798	3,522
Capital expenditures	82	381	463
Depreciation and amortization	915	200	1,115

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$40,329	$6,475	$46,804
Operating Income	2,071	779	2,850
Income before income taxes	1,921	755	2,676
Capital expenditures	449	487	936
Depreciation and amortization	1,724	350	2,074

Six Months Ended June 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$47,898	$9,213	$57,111
Operating Income	4,504	1,022	5,526
Income before income taxes	4,532	1,093	5,625
Capital expenditures	479	889	1,368
Depreciation and amortization	1,812	399	2,211

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
United States	$22,926	$28,908	$44,339	$54,729
Europe	515	567	1,046	1,120
Other International	469	490	1,419	1,262
Total	$23,910	$29,965	$46,804	$57,111

Asset information by reportable segment as of December 31, 2015 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$92,567	$17,152	$109,719
Net assets	48,175	15,353	63,528

Asset information by reportable segment as of June 30, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$95,829	$23,796	$119,625
Net assets	59,303	16,355	75,658

--19-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	December 31,	June 30,
	2015	2016
United States	$106,780	$116,552
Europe	2,939	3,073
Total	$109,719	$119,625

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item I of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 5, 2016 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Heska's state-of-the-art offerings include blood testing instruments and supplies, digital imaging products, software and services, and single use products and data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. The Company's core focus is on the canine and feline markets.
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 80% of our revenue for the twelve months ended June 30, 2016 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 20% of LTM revenue.
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

--20-

veterinary use. Major products in this area include our chemistry instruments, our hematology instruments, our blood gas instruments, our immunodiagnostic instruments and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 33% of our LTM revenue.
Imaging hardware, software and services represented approximately 19% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. With our acquisition of Cuattro Veterinary, LLC, subsequently renamed Heska Imaging International, LLC, we now sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 24% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include our heartworm diagnostic tests, our heartworm preventives, our allergy test kits, our allergy immunotherapy and our allergy testing. Combined revenue from heartworm-related products and allergy-related products represented 23% of our LTM revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our corporate agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 63% and 37%, respectively, of CCA LTM revenue.
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

-21

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
The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$23,910	$29,965	$46,804	$57,111
Gross Profit	10,297	12,682	20,381	24,124
Operating expenses	8,468	9,126	17,531	18,598
Operating income	1,829	3,556	2,850	5,526
Interest and other expense (income), net	37	34	174	(99)
Income before income taxes	1,792	3,522	2,676	5,625
Provision for income taxes	614	780	915	1,436
Net income	1,178	2,742	1,761	4,189
Net income (loss) attributable to non-controlling interest	(19)	220	(34)	482
Net income attributable to Heska Corporation	$1,197	$2,522	$1,795	$3,707
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	43.1%	42.3%	43.5%	42.2%
Operating expenses	35.4%	30.5%	37.5%	32.6%
Operating income	7.6%	11.9%	6.1%	9.7%
Interest and other expense (income), net	0.2%	0.1%	0.4%	(0.2)%
Income before income taxes	7.5%	11.8%	5.7%	9.8%
Provision for income taxes	2.6%	2.6%	2.0%	2.5%
Net income	4.9%	9.2%	3.8%	7.3%
Net income (loss) attributable to non-controlling interest	(0.1)%	0.7%	(0.1)%	0.8%
Net income attributable to Heska Corporation	5.0%	8.4%	3.8%	6.5%

-22

Revenue
Total revenue increased 22% to $57.1 million in the six months ended June 30, 2016 compared to $46.8 million in the six months ended June 30, 2015 and increased 25% to $30.0 million in the three months ended June 30, 2016 compared to $23.9 million in the three months ended June 30, 2015.
CCA segment revenue increased 19% to $47.9 million in the six months ended June 30, 2016 compared to $40.3 million in the six months ended June 30, 2015. Greater revenue from our digital radiography products, our instrument consumables, our heartworm preventive and our hematology instruments were key factors in the increase. CCA segment revenue increased 18% to $24.5 million in the three months ended June 30, 2016 compared to $20.8 million in the three months ended June 30, 2015. Greater revenue from our heartworm preventative products, our digital radiography products and our instrument consumables were key factors in the improvement.
OVP segment revenue increased 42% to $9.2 million in the six months ended June 30, 2016 compared to $6.5 million in the six months ended June 30, 2015 and increased 74% to $5.5 million in the three months ended June 30, 2016 compared to $3.2 million in the three months ended June 30, 2015. Revenue from sales under our agreement with Elanco was a key factor in both cases.
Gross Profit
Gross profit increased 18% to $24.1 million in the six months ended June 30, 2016 compared to $20.4 million in the six months ended June 30, 2015.  Gross Margin, which is gross profit divided by total revenue, decreased to 42.2% in the six months ended June 30, 2016 compared to 43.5% in the six months ended June 30, 2015. Gross profit increased 23% to 12.7 million in the three months ended June 30, 2016 compared to $10.3 million in the three months ended June 30, 2015.  Gross Margin decreased to 42.3% in the three months ended June 30, 2016 compared to 43.1% in the three months ended June 30, 2015. Product mix in our OVP segment, as well as lower gross margin on our chemistry consumables, somewhat offset by higher gross margin on our imaging products, were factors in the decline in both cases.
Operating Expenses
Selling and marketing expenses increased 3% to $11.0 million in the six months ended June 30, 2016 compared to $10.7 million in the six months ended June 30, 2015 and increased 3% to $5.4 million in the three months ended June 30, 2016 compared to $5.2 million in the three months ended June 30, 2015. Increased commissions due to higher revenue from our imaging products was a factor in the change in both cases.
Research and development expenses increased 35% to $1.1 million in the six months ended June 30, 2016, compared to $0.8 million in the six months ended June 30, 2015. Increased development project spending related to imaging products and single use diagnostic products were factors in the change. Research and development expenses increased 33% to $0.5 million in the three months ended June 30, 2016, compared to $0.4 million in the three months ended June 30, 2015. Increased development project spending related to single use diagnostic products was a factor in the change.
General and administrative expenses increased 8% to $6.5 million in the six months ended June 30, 2016, compared to $6.0 million in the six months ended June 30, 2015 and increased 13% to $3.2 million in the three months ended June 30, 2016, compared to $2.8 million in the three months ended June 30, 2015. Expense related to the May 2016 acquisition of Cuattro International was a factor in the change in both cases.

--23-

Interest and Other Expense (Income), Net
Interest and other expense (income), net, was income of $99 thousand in the six months ended June 30, 2016, as compared to an expense of $174 thousand in the six months ended June 30, 2015. Interest and other expense (income), net, was an expense of $34 thousand in the three months ended June 30, 2016, as compared to an expense of $37 thousand in the three months ended June 30, 2015. This line item can be broken into the following components: net interest income or expense, net foreign currency gains and losses and other income. Net interest was an expense of $13 thousand in the six months ended June 30, 2016, as compared to an expense of $4 thousand in the six months ended June 30, 2015. Net interest was an expense of $8 thousand in the three months ended June 30, 2016, as compared to an expense of $9 thousand in the three months ended June 30, 2015. Net foreign currency gain was $20 thousand in the six months ended June 30, 2016, as compared to a net foreign currency loss of $170 thousand in the six months ended June 30, 2015. A key factor in the difference was the impact of exchange rates between the Euro and the Swiss Franc, which is the functional currency of our Swiss subsidiary. Net foreign currency loss was $26 thousand in the three months ended June 30, 2016, as compared to a net foreign currency loss of $28 thousand in the three months ended June 30, 2015. Other income was $92 thousand in the six months ended June 30, 2016 primarily related to the sale of an equity investment during the first quarter of 2016.
Income Tax Expense
In the six months ended June 30, 2016, we had total income tax expense of $1.4 million, including $1.3 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.2 million in current income tax expense. In the six months ended June 30, 2015, we had total income tax expense of $0.9 million, including $0.8 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. In the three months ended June 30, 2016, we had total income tax expense of $0.8 million, including $0.7 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. In the three months ended June 30, 2015, we had total income tax expense of $0.6 million, including $0.5 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. Greater income before income taxes was a key factor in our higher income tax expense in the six and three month periods ended June 30, 2016 as compared to the corresponding periods in 2015. The impact of greater income before income taxes was somewhat offset by additional tax benefits of $0.5 million in the six and three months ended June 30, 2016 related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 30, 2016.
Net Income

Net income was $4.2 million for the six months ended June 30, 2016, as compared to net income of $1.8 million in the prior year period. Net income was $2.7 million for the three months ended June 30, 2016, as compared to net income of $1.2 million in the prior year period. Increased revenue, somewhat offset by lower Gross Margin and higher operating expenses, was a factor in the improvement in both cases.

--24-

Net Income attributable to Heska Corporation
Net income attributable to Heska Corporation was $3.7 million for the six months ended June 30, 2016, as compared to a net income attributable to Heska Corporation of $1.8 million in the prior year period. Net income attributable to Heska Corporation was $2.5 million for the three months ended June 30, 2016, as compared to a net income attributable to Heska Corporation of $1.2 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which was net income of $482 thousand in the six months ended June 30, 2016 as compared to a loss of $34 thousand in the six months ended June 30, 2015 and net income of $220 thousand in the three months ended June 30, 2016 as compared to a loss of $19 thousand in the three months ended June 30, 2015.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, cash generated from current operations and availability under our credit facilities noted below.

For the six months ended June 30, 2016, we had net income of $4.2 million and net cash provided by operations of $0.3 million. At June 30, 2016, we had $6.7 million of cash and cash equivalents and working capital of $27.1 million.
At June 30, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At June 30, 2016, we had no borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of June 30, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $12.0 million.

--25-

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash provided by (used in) operating activities	$(282)	$278
Net cash used in investing activities	(936)	(848)
Net cash provided by financing activities	1,936	327
Effect of currency translation on cash	74	22
Increase (decrease) in cash and cash equivalents	792	(221)
Cash and cash equivalents, beginning of the period	5,855	6,890
Cash and cash equivalents, end of the period	$6,647	$6,669
Net cash provided by operating activities was $0.3 million in the six months ended June 30, 2016, as compared to net cash used by operating activities of $0.3 million in the six months ended June 30, 2015, a favorable increase of approximately $0.6 million. Key factors in the change were a $3.0 million decrease in cash used for inventory, a $2.9 million increase in net income and deferred tax expense, and a $1.7 million increase in cash provided by accounts receivable and other current assets, partially offset by a $4.2 million increase in cash used for accounts payable, accrued liabilities and other short term liabilities and a $3.1 million increase in cash used in deferred revenue and other non-current assets.
Net cash used in investing activities was $0.8 million in the six months ended June 30, 2016 as compared to net cash used in investing activities of $0.9 million in the six months ended June 30, 2015, a favorable decrease of approximately $0.1 million. Proceeds from the disposition of property and equipment and the sale of an equity investment were factors in the change.
Net cash flows from financing activities provided cash of $0.3 million in the six months ended June 30, 2016, as compared to $1.9 million in the six months ended June 30, 2015, which represented a $1.6 million decrease in cash provided by financing activities. The largest factor in the change was net repayments of $1.5 million towards the balance of our revolving line of credit.
At June 30, 2016, Heska Corporation had accounts receivable from US Imaging of $5.0 million, including accrued interest, which eliminates upon consolidation of our financial statements. These monies accrue at the same interest rate as Heska Corporation pays under its asset-based revolving line of credit with Wells Fargo once past due.

At June 30, 2016, we, including the balance sheets of our consolidating subsidiaries, had net prepaid receivables from Cuattro, LLC of $2.0 million. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due. These items are listed on our consolidated balance sheets as "Due from – related parties" as Kevin S. Wilson, our Chief Executive Officer and President, Mrs. Wilson and trusts for their children and family hold a 100% interest in Cuattro, LLC.
At June 30, 2016, US Imaging had a $1.5 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminated in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets. The note receivable was assumed as part of the Company's acquisition of Cuattro International.

At June 30, 2016, we had $487 thousand of borrowings on our consolidated balance sheet related to the borrowings of International Imaging. This debt bears an interest rate of 5.75% per annum and is due in equal monthly payments, including principal and interest, through June 27, 2018. At June 30, 2016, we had other borrowings outstanding totaling $154 thousand, all of which were obligations of a US Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% per annum and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. Principal associated with these borrowings of approximately $412 thousand is listed as "Other short term borrowings" on our consolidated balance sheets as it is due within a year.
At June 30, 2016, our consolidated balance sheets included $15.9 million in non-controlling interest. This represents the value of the aggregate position in US Imaging of the Imaging Minority. At the time of the Acquisition, we estimated a weighted average valuation for this position and began accreting to this value over a three year period from the date of the Acquisition using a weighted average cost of capital of 18.65%. The cost of capital assumption was provided to us by a third party with expertise in estimating such items. We evaluate the value of this position every reporting period and in 2014 decided to adjust our accretion to a weighted average accretion based on various potential outcomes and our estimate of the likelihood of such outcomes, which had the effect of lowering the accretion from what it otherwise would have been. The accretion is to be recorded as a credit where this line item has increased compared to the prior reporting period, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. If the value of non-controlling interest were to decrease compared to the prior reporting period, we anticipate non-controlling interest would be adjusted with a debit to non-controlling interest and a corresponding credit to additional paid-in-capital.
Our financial plan for 2016 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations through 2016 and into 2017. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the issuance of new term debt secured by the same assets as the term loans which were fully repaid in 2010, the sale of equity securities or the increased sale of customer leases. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-Q for a discussion of some of the factors that affect our capital raising alternatives.
Under the Operating Agreement, should US Imaging meet certain performance criteria, the Imaging Minority, which has been granted put options, may sell us some or all of the Imaging Minority's remaining 45.4% position in US Imaging following the audit of our 2016 and 2017 financial statements. US Imaging generated $10.8 million in revenue, $4.6 million in gross profit and $1.1 million in operating income in the six months ended June 30, 2016 and $8.6 million in revenue, $3.2 million in gross profit and $17 thousand in operating income in the six months ended June 30, 2015. If US Imaging generates at least $20 million in revenue in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at 9 times US Imaging's operating income, subject to a maximum valuation of $13.6 million – as well as 25% of US Imaging's cash. If US Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at $17.0 million – as well as 25% of US Imaging's cash. Furthermore, should US Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in US Imaging following the audit of our 2016 or 2017 financial statements, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in US Imaging. If US Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority does not exercise its put rights at all, we would have the option to purchase the Imaging Minority's position for consideration valued at $19.6 million – as well as 25% of US Imaging's cash. We believe it is likely that we will have the contractual right to deliver up to 55% of the consideration for these puts and calls in shares of our Public Common Stock. While we intend to meet any related cash payment obligations with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. These potential cash payment obligations are an important consideration for us in our cash management decisions.
We believe it is likely that US Imaging will meet the required performance criteria for the 2016 lowest strike put, but not the 2016 highest strike put, following the audit of our 2016 financial statements and that we will be able to deliver 55% of the consideration required by the put in our Public Common Stock. In this case, the Imaging Minority would be granted a put following our 2016 audit which could require us to deliver up to $13.6 million as well as 25% of US Imaging's cash, to purchase the 45.4% of US Imaging we do not own. In such a case, while we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain conditions, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we will not have the right to deliver any Public Common Stock as consideration. Assuming we deliver the full 55% of the consideration in our Public Common Stock, we could still have an obligation to pay as much as approximately $6.1 million in cash as well as 25% of US Imaging's cash to the Imaging Minority in this circumstance. We believe it is also possible that US Imaging will meet the required performance criteria for the 2016 highest strike put, in which case our cash obligation would be increased as compared to the 2016 lowest strike put as outlined above.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $52 thousand to a $22 thousand positive impact in the six months ended June 30, 2016 as compared to a $74 thousand positive impact in the six months ended June 30, 2015. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of these unaudited Condensed

Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, include estimates for revenue recognition, allowances for doubtful accounts, accounting for income taxes, the value of our non-controlling interest and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the unaudited Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
Interest Rate Risk
At June 30, 2016, there were no outstanding borrowings on our line of credit with Wells Fargo. We had approximately $6.7 million of cash and cash equivalents at June 30, 2016, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2016. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point decrease in interest rates would have an approximate $67 thousand negative impact on our pre-tax earnings based on our outstanding balances as of June 30, 2016.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2016.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our results of operations for the twelve months ending June 30, 2016, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of June 30, 2016 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the Dollar, would be a resulting gain/loss in operating income of approximately $114 thousand and a currency loss/gain of $258 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $192 thousand and a currency gain/loss of $420 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $280 thousand and a currency loss/gain of $671 thousand.

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
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damage of the greater of actually monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of June 30, 2016, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our February 2013 acquisition of a 54.6% majority interest in Cuattro Veterinary USA, LLC, which has been renamed Heska Imaging US, LLC, could be detrimental to the interests of our shareholders due to related puts, calls or other provisions, or for other reasons including related to conflicts of interest, as could our May 2016 acquisition of Cuattro Veterinary, LLC, which has been renamed Heska Imaging International, LLC, or other acquisitions.

Under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement"), should Heska Imaging ("US Imaging") meet certain performance criteria, the Imaging Minority

--30-

has been granted a put option to sell us some or all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016 and 2017. Based on US Imaging's current ownership position, this put option could require us to deliver up to $17.0 million following calendar year 2016 or calendar year 2017 - as well as 25% of US Imaging's cash (any applicable payment in aggregate to be defined as the "Put Payment") to acquire the outstanding minority interest in US Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. Cash required under any Put Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. We may be unable to obtain debt financing, the public markets may be unreceptive to equity financing and we may not be able to obtain financing from other alternative sources, such as private equity. Any debt financing, if available, may include restrictive covenants and high interest rates and any equity financing would likely be dilutive to stockholders in this scenario. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under the Operating Agreement, should US Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016 and 2017, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in US Imaging. Based on US Imaging's current ownership position, exercising this call option could require us to deliver up to $19.6 million following calendar year 2016 or calendar year 2017 - as well as 25% of US Imaging's cash (any applicable payment in aggregate to be defined as the "Call Payment") to acquire the outstanding minority interest in US Imaging. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. If we believe it is desirable to exercise any one of these calls, cash required under the Call Payment could put a significant strain on our financial position or require us to raise additional capital. There is no guarantee that additional capital will be available in such a circumstance on reasonable terms, if at all. If we believe it is desirable to exercise any such call, determine we are unable to economically finance the Call Payment and do not exercise the call as a result, we could be subject to a more expensive Put Payment less than a year in the future. In this circumstance, unless there is a significant change in our financial position or market conditions, such a Put Payment could have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

Under and as defined in and subject to the terms of the Operating Agreement, should we undergo a change in control, the Imaging Minority will be entitled to sell their US Imaging units to us for cash of up to $13.6 million based on US Imaging's prior year Operating Income (the "Change in Control Payment"). The Change in Control Payment may decrease the interest of third parties in acquiring the Company or a majority of the Company's shares, which could otherwise have occurred at a premium to the Company's then current market price for the benefit of some or all of our shareholders. This could make some investors less likely to buy and hold our stock.

Under the terms of the Operating Agreement, US Imaging is to be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014. The current board of managers consists of Mr. Wilson, Jason A.

Napolitano, Heska Corporation's Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary and Nancy Wisnewski, Ph.D., Heska Corporation's Executive Vice President, Product Development and Customer Support. Until the earlier of (1) our acquiring 100% of the units of US Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, US Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize US Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of our investment in US Imaging in certain circumstances.

While the terms of both the Amended and Restated Master License Agreement and the Supply Agreement between US Imaging and Cuattro, LLC were negotiated at arm's length as part of the Acquisition, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to US Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.

Cuattro, LLC has charged US Imaging $3.6 million from January 1, 2016 through May 31, 2016 and has charged Global Imaging $0.9 million from June 1, 2016 through June 30, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation has charged US Imaging $2.4 million during the six months ended June 30, 2016, primarily related to sales and other administrative expenses; and Heska Corporation has charged Cuattro, LLC $130 thousand during the six months ended June 30, 2016, primarily related to facility usage and other services.

At May 31, 2016, US Imaging had a $1.5 million note receivable, including accrued interest, from Cuattro Veterinary, LLC, which was due on June 15, 2016 and previously listed as "Note receivable – related party" on the Company's consolidated balance sheets. The note receivable was assumed as part of the Company's acquisition of Cuattro Veterinary. At June 30, 2016 Heska Corporation had accounts receivable from US Imaging of $5.0 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $25 thousand; Global Imaging had net prepaid receivables from Cuattro, LLC of $1.4 million; and International Imaging had a net receivable due from Cuattro, LLC of $546 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

Mrs. Wilson, Clint Roth, DVM, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively, each are a member of US Imaging, and each have an interest in the puts and calls discussed above. If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value. While the Operating Agreement was negotiated at arm's length as part of the Acquisition, and requires that none of the members shall cause US Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

In addition, like any acquisition, if US Imaging significantly underperforms relative to our financial expectations, it may serve to diminish rather than enhance shareholder value. Heska US generated operating income of $0.8 million in 2015 and an operating loss of approximately $2.1 million in 2014.

On May 31, 2016, we acquired Cuattro Veterinary, LLC, which we subsequently renamed Heska Imaging International, LLC, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Further more, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies our business, financial condition, results of operations, and cash flows could be materially adversely effected.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 11% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco, represented 13% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, but which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our LTM revenue are FUJIFILM Corporation and Cuattro, LLC. None of these suppliers sold us products which were responsible for more than 25% of our LTM revenue, although products purchased from one of these suppliers was responsible for more than 20% of our LTM revenue and products purchased from another was responsible for more than 10% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

•
Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards. We do not have control over our suppliers' compliance with these regulations and standards. Regulatory violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products. If one of our suppliers is unable to provide a raw material or finished product due to regulatory issues, it could have a material adverse financial impact on our business and could expose us to legal action if we are unable to perform on contracts to our customers involving related products.

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

-36

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis Inc. ("Abaxis"), and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment's customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, recently announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13% and 12% of our consolidated revenue for the six and three months ended June 30, 2016 as well as 11% of our consolidated revenue for the three months ended June 30, 2015. Revenue from Merck entities, including Merck Animal Health, represented approximately 11% and 14% of our consolidated revenue for the six and three months ended June 30, 2016, respectively, as well as 11% and 10% for the six and three months ended June 30, 2015, respectively. Revenue from Eli Lilly entities, including Elanco, represented approximately 11% and 14% of our consolidated revenue for the six and three months ended June 30, 2016, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the six and three months ended June 30, 2016 or 2015.

Merck entities accounted for approximately 21% of our consolidated accounts receivable, Eli Lilly entities accounted for approximately 13% of our consolidated accounts receivable and Henry Schein accounted for approximately 12% of our consolidated accounts receivable at June 30, 2016. No other single customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2016.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended June 30, 2016, the closing stock price of our Public Common Stock has ranged from a low of $26.26 to a high of $40.73. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or U.S. GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.7 million at June 30, 2016. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal control over financial reporting is designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. For example, in 2015, we were required to have our independent registered public accountant conduct an audit of our internal control over financial reporting because as of June 30, 2015 our stock market value was above a certain level prescribed by regulation. This increased our general and administrative costs from what they otherwise would have been.

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

Our Public Common Stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing. While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future. If we are delisted from the Nasdaq Capital Market, our Public Common Stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our Public Common Stock, which could severely limit market liquidity of the Public Common Stock and any stockholder's ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2016, we had an accumulated deficit of $159.8 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	2,525	$30.60	—	—
May 1 - May 31, 2016	—	—	—	—
June 1 - June 30, 2016	—	—	—	—
Total	2,525	$30.60	—	—
(1) Shares of Public Common Stock we purchased between April 1, 2016 and June 30, 2016 were solely for the cancellation of shares of restricted stock to pay withholding taxes.

Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures

N/A
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Notes	Description of Document
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+		Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.2+		Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished with this report.

--47-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2016.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ JASON A. NAPOLITANO Jason A. Napolitano Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)
By: /s/ JOHN MCMAHON John McMahon Vice President, Financial Operations and Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit Number	Notes	Description of Document
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+		Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.2+		Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished with this report.

