Form 10-Q
period 2016-09-30
HESKA CORP
filed 2016-11-04
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
6,898,009 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at November 3, 2016.

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

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	(unaudited) September 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,890	$9,214
Accounts receivable, net of allowance for doubtful accounts of $189 and $205, respectively	16,136	15,981
Due from – related parties	308	1,353
Inventories, net	16,101	19,776
Other current assets	1,827	1,641
Total current assets	41,262	47,965
Property and equipment, net	17,020	17,260
Note receivable – related party	1,516	—
Goodwill and other intangibles	20,966	29,252
Deferred tax asset, net	25,883	22,747
Other long-term assets	3,072	7,088
Total assets	$109,719	$124,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,624	$6,027
Accrued liabilities	5,416	6,045
Current portion of deferred revenue	5,461	3,398
Line of credit	143	1,553
Other short-term borrowings, including current portion of long-term note payable	159	375
Total current liabilities	18,803	17,398
Long-term note payable, net of current portion	69	171
Deferred revenue, net of current portion, and other	11,572	11,357
Total liabilities	30,444	28,926
Commitments and contingencies (Note 11)
Non-controlling interest	15,747	15,595
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Traditional common stock, $.01 par value, 9,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 9,000,000 shares authorized, 6,625,287 and 6,897,184 shares issued and outstanding, respectively	66	69
Additional paid-in capital	227,267	236,014
Accumulated other comprehensive income	187	168
Accumulated deficit	(163,992)	(156,460)
Total stockholders' equity	63,528	79,791
Total liabilities and stockholders' equity	$109,719	$124,312
See accompanying notes to condensed consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue:
Core companion animal health	$20,983	$26,386	$61,312	$74,284
Other vaccines, pharmaceuticals and products	7,051	7,044	13,526	16,257
Total revenue, net	28,034	33,430	74,838	90,541

Cost of revenue	16,437	19,712	42,860	52,699

Gross profit	11,597	13,718	31,978	37,842

Operating expenses:
Selling and marketing	5,173	5,490	15,872	16,495
Research and development	493	507	1,304	1,605
General and administrative	3,789	3,229	9,810	9,724
Total operating expenses	9,455	9,226	26,986	27,824
Operating income	2,142	4,492	4,992	10,018
Interest and other expense (income), net	(69)	14	105	(85)
Income before income taxes	2,211	4,478	4,887	10,103
Income tax expense:
Current income tax expense	106	123	232	284
Deferred income tax expense	722	1,012	1,511	2,287
Total income tax expense	828	1,135	1,743	2,571

Net income	1,383	3,343	3,144	7,532
Net income (loss) attributable to non-controlling interest	(32)	(4)	(66)	477
Net income attributable to Heska Corporation	$1,415	$3,347	$3,210	$7,055

Basic earnings per share attributable to Heska Corporation	$0.22	$0.49	$0.51	$1.05
Diluted earnings per share attributable to Heska Corporation	$0.20	$0.45	$0.46	$0.97

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	6,344	6,871	6,270	6,727
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,139	7,454	7,041	7,299

See accompanying notes to condensed consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net income	$1,383	$3,343	$3,144	$7,532
Other comprehensive income:
Sale of equity investment	—	—	—	(90)
Unrealized gain on available for sale investments	—	—	6	—
Foreign currency translation	(114)	28	49	71
Comprehensive income	1,269	3,371	3,199	7,513

Comprehensive income (loss) attributable to non-controlling interest	(32)	(4)	(66)	477
Comprehensive income attributable to Heska Corporation	$1,301	$3,375	$3,265	$7,036

See accompanying notes to condensed consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,144	$7,532
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,240	3,418
Deferred tax expense	1,511	2,287
Stock based compensation	1,540	1,685
Unrealized (gain) loss on foreign currency translation	34	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,053)	377
Inventories	(8,439)	(5,661)
Other current assets	(159)	197
Accounts payable	2,154	(1,817)
Accrued liabilities and other	1,446	475
Other non-current assets	(1,599)	(3,997)
Deferred revenue and other	(1,751)	(2,614)
Net cash provided by (used in) operating activities	(932)	1,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchases of property and equipment	(1,976)	(2,126)
Proceeds from disposition of property and equipment	—	716
Net cash used in investing activities	(1,976)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	1,465	567
Proceeds from line of credit borrowings, net	1,627	1,411
Repayments of other debt	(105)	(279)
Net cash provided by financing activities	2,987	1,699
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	39
INCREASE IN CASH AND CASH EQUIVALENTS	76	2,324
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,855	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,931	$9,214

See accompanying notes to condensed consolidated financial statements.

--5-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
Heska Corporation and its wholly-owned and majority-owned subsidiaries ("Heska", the "Company", "we" or "our") sell advanced veterinary diagnostic and specialty products. Our state-of-the-art offerings include blood testing instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2016, the results of our operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards ASU, ("ASU") Topic 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The update simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The update is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We

--6-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

early adopted the standard during the second quarter of 2016 and are therefore required to report the impacts as though the standard had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $0.2 million ($0.03 per diluted share) and $0.8 million ($0.10 per diluted share) in the three and nine months ended September 30, 2016, respectively. The update did not impact any periods prior to January 1, 2016, as we applied the changes to the standard on a prospective basis.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in generally accepted accounting principles. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date".  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  We are currently assessing the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures upon implementation.
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
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC. The remaining minority position (45.4%) in US Imaging is subject to purchase by Heska under performance-based puts and calls following calendar year 2016 and 2017. Should Heska undergo a change in control, as defined in the agreement pursuant to which the Company acquired its minority position, prior to the end of 2017, US Imaging minority unit holders will be entitled to sell their US Imaging units to Heska.
US Imaging markets, sells and supports digital radiography and ultrasound products along with embedded software and support, data hosting and other services.

--8-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company.
Cuattro, LLC charged US Imaging $3.6 million from January 1, 2016 to May 31, 2016 and has charged Global Imaging $3.6 million since June 1, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation has charged US Imaging $3.7 million during the nine months ended September 30, 2016, primarily related to sales expenses; and Heska Corporation has charged Cuattro, LLC $168 thousand during the nine months ended September 30, 2016, primarily related to facility usage and other services.
At September 30, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, the note receivable was assumed as part of the Company's acquisition of Cuattro International. At September 30, 2016, Heska Corporation had net accounts receivable from Cuattro, LLC of $20 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; International Imaging had a net receivable due from Cuattro, LLC of $280 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from Cuattro, LLC of $1.0 million which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from US Imaging of $4.9 million, including accrued interest, which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
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
The following is a reconciliation of the non-controlling interest balance (in thousands):

Beginning December 31, 2015	$15,747
Accretion of Put Value	(152)
Balance September 30, 2016	$15,595

--9-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    INCOME TAXES

Our total income tax expense and the effective tax rate for our income before income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Income before income taxes	$2,211	$4,478	$4,887	$10,103
Total income tax expense	828	1,135	1,743	2,571
Effective tax rate	37.4%	25.3%	35.7%	25.4%
We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The rates in the three and nine months ended September 30, 2016 benefited from additional tax benefits related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of ASU 2016-09. We early adopted the ASU during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $0.2 million and $0.8 million in the three and nine months ended September 30, 2016, respectively.
Cash paid for income taxes for the three months ended September 30, 2015 and 2016 was $8 thousand and $225 thousand, respectively. Cash paid for income taxes for the nine months ended September 30, 2015 and 2016 was $28 thousand and $288 thousand, respectively.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2016 (in thousands, except per share data):

--10-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net income attributable to Heska Corporation	$1,415	$3,347	$3,210	$7,055

Basic weighted-average common shares outstanding	6,344	6,871	6,270	6,727
Assumed exercise of dilutive stock options and restricted stock units	795	583	771	572
Diluted weighted-average common shares outstanding	7,139	7,454	7,041	7,299

Basic earnings per share attributable to Heska Corporation	$0.22	$0.49	$0.51	$1.05
Diluted earnings per share attributable to Heska Corporation	$0.20	$0.45	$0.46	$0.97
The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options	32	100	32	135
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the nine months ended September 30, 2016 (in thousands):

Carrying amount, December 31, 2015	$20,910
Additions and adjustments	5,899
Carrying amount, September 30, 2016	$26,809

Other intangibles consisted of the following as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31,	September 30,
	2015	2016
Gross carrying amount	$788	$2,622
Accumulated amortization	(732)	(179)
Net carrying amount	$56	$2,443

Amortization expense relating to other intangibles is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Amortization expense	$65	$97	$195	$134

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2016 (remaining) through 2020 and thereafter is as follows (in thousands):

Year Ending December 31,
2016 (remaining)	$97
2017	388
2018	388
2019	388
2020	356
Thereafter	826
$2,443
6.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2015	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	35,284	37,803
Leasehold and building improvements	6,673	7,664
Construction in progress	1,496	860
	46,698	49,572
Less accumulated depreciation and amortization	(29,678)	(32,312)
Total property and equipment, net	$17,020	$17,260
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $3.4 million and $2.0 million for the nine months ended September 30, 2015 and 2016, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met its obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. These sales, all related to the Company's 54.6%-owned subsidiary, US Imaging, provided $59 thousand of cash which was reported in the "deferred revenue and other" line item of the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. There were no such sales during the nine months ended September 30, 2016. As the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $2.2 million and $1.1 million of net property and equipment related to these transactions as of December 31, 2015 and September 30, 2016, respectively, all related to the Company's 54.6%-owned subsidiary, US Imaging.
Depreciation and amortization expense for property and equipment was $1.2 million in the three months ended September 30, 2015 and $1.2 million in the three months ended September 30, 2016.

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense for property and equipment was $3.2 million and $3.4 million for the nine months ended September 30, 2015 and 2016, respectively.
The Company capitalizes third-party software costs, where appropriate, and reports such costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. We had $0.4 million of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line in each of our consolidated balance sheets as of December 31, 2015 and September 30, 2016. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. We had $0.1 million and $0.2 million of capitalized software costs reported on the "purchases of property and equipment" line item of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016, respectively.
7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.
Inventories, net consist of the following (in thousands):

	December 31,	September 30,
	2015	2016
Raw materials	$8,531	$10,712
Work in process	2,839	4,498
Finished goods	6,122	5,872
Allowance for excess or obsolete inventory	(1,391)	(1,306)
Total inventory	$16,101	$19,776

8.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015	September 30, 2016
Accrued payroll and employee benefits	$1,553	$2,067
Accrued property taxes	721	600
Other	3,142	3,378
Total accrued liabilities	$5,416	$6,045
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2015 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Risk-free interest rate	1.15%	1.14%	1.16%	1.19%
Expected lives	3.4 years	4.5 years	3.4 years	4.5 years
Expected volatility	40%	40%	42%	41%
Expected dividend yield	0%	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,		Nine months ended September 30, 2016
	2015		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,074,251	$10.110	940,610	$14.163
Granted at Market	146,446	$36.904	19,855	$39.467
Canceled	(28,440)	$10.080	(463)	$14.881
Exercised	(251,647)	$10.559	(107,995)	$13.528
Outstanding at end of period	940,610	$14.163	852,007	$14.833
Exercisable at end of period	621,559	$10.269	631,884	$11.560
The total estimated fair value of stock options granted during the three months ended September 30, 2015 and September 30, 2016 were computed to be approximately $51 thousand and $9 thousand, respectively. The total estimated fair value of stock options granted during the nine months ended September 30, 2015 and 2016 were computed to be approximately $309 thousand and $277 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the nine months ended September 30, 2015 and 2016 was computed to be approximately $9.00 and $13.96, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2016 was $3.1 million and $2.8 million, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2015 and 2016 was $1.4 million and $740 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2016, excluding outstanding options to purchase an aggregate of 3.5 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.2 years, a weighted average exercise price of $17.93 and exercise prices ranging from $17.17 - $22.50. We intend to issue whole shares only from option exercises.

--14-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2016	Weighted Average Exercise Price
$ 4.40 - $ 6.90	216,095	4.13	$5.597	214,595	$5.593
$ 6.91 - $ 7.36	181,584	7.14	$7.360	127,298	$7.360
$ 7.37 - $15.80	150,463	6.02	$9.391	137,259	$9.350
$15.81 - $28.41	167,360	6.09	$19.823	112,489	$20.490
$28.42 - $54.68	136,505	9.28	$39.274	40,243	$39.235
$ 4.40 - $54.68	852,007	6.32	$14.833	631,884	$11.560
As of September 30, 2016, there was approximately $1.8 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.40 years, with approximately $242 thousand to be recognized in the three months ending December 31, 2016 and all cost to be recognized as of September 2020, assuming all options vest according to the vesting schedules in place at September 30, 2016. As of September 30, 2016, the aggregate intrinsic value of outstanding options was approximately $33.7 million and the aggregate intrinsic value of exercisable options was approximately $27.1 million.
Employee Stock Purchase Plan (the "ESPP")

For the nine months ended September 30, 2015 and 2016, we issued 11,475 and 13,965 shares under the ESPP, respectively.
For the three and nine months ended September 30, 2015 and 2016, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Risk-free interest rate	0.26%	0.57%	0.25%	0.54%
Expected lives	1.2 years	1.2 years	1.2 years	1.2 years
Expected volatility	36%	44%	36%	43%
Expected dividend yield	0%	0%	0%	0%
For the nine months ended September 30, 2015 and 2016, the weighted-average fair value of the purchase rights granted was $5.77 and $7.64 per share, respectively. For the three months ended September 30, 2015 and 2016, the weighted-average fair value of the purchase rights granted was $5.89 and $9.87 per share, respectively.
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
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). The 2016 MIP Grants are scheduled to vest on the date MIP Payouts are to be made under the 2016 Management Incentive Plan and are subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement.
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
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Sale of Equity Investment	Total accumulated other comprehensive income
Balances at December 31, 2015	$(576)	$673	$90	$187
Current period other comprehensive income (loss)	—	71	(90)	(19)
Balances at September 30, 2016	$(576)	$744	$—	$168

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended September 30, 2015 and 2016, royalties of $0.1 million became payable under these agreements. In each of the nine months ended September 30, 2015 and 2016, royalties of $0.3 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.2 million for each of the fiscal years 2016 and 2017.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. As of September 30, 2016, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.4 million at both December 31, 2015 and September 30, 2016.
12.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Interest income	$(36)	$(30)	$(134)	$(93)
Interest expense	51	54	153	130
Other, net	(84)	(10)	86	(122)
Total	$(69)	$14	$105	$(85)
Cash paid for interest for the three months ended September 30, 2015 and 2016 was $24 thousand and $20 thousand, respectively. Cash paid for interest for the nine months ended September 30, 2015 and 2016 was $63 thousand and $56 thousand, respectively.

--17-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    CREDIT FACILITY
At September 30, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At September 30, 2016, we had $1.6 million borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of September 30, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $11.1 million.
14.    SEGMENT REPORTING
The Company consists of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OPV segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended September 30, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$20,983	$7,051	$28,034
Operating Income	697	1,445	2,142
Income before income taxes	782	1,429	2,211
Capital expenditures	228	812	1,040
Depreciation and amortization	988	178	1,166

Three Months Ended September 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,386	$7,044	$33,430
Operating Income	2,995	1,497	4,492
Income before income taxes	2,994	1,484	4,478
Capital expenditures	202	556	758
Depreciation and amortization	996	212	1,208

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$61,312	$13,526	$74,838
Operating Income	2,768	2,224	4,992
Income before income taxes	2,703	2,184	4,887
Capital expenditures	677	1,299	1,976
Depreciation and amortization	2,712	528	3,240

Nine Months Ended September 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$74,284	$16,257	$90,541
Operating Income	7,499	2,519	10,018
Income before income taxes	7,526	2,577	10,103
Capital expenditures	681	1,445	2,126
Depreciation and amortization	2,807	611	3,418

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
United States	$26,847	$30,845	$71,170	$84,998
Europe	537	1,365	1,598	2,801
Other International	650	1,220	2,070	2,742
Total	$28,034	$33,430	$74,838	$90,541

Asset information by reportable segment as of December 31, 2015 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$92,567	$17,152	$109,719
Net assets	48,175	15,353	63,528

Asset information by reportable segment as of September 30, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$104,363	$19,949	$124,312
Net assets	61,951	17,840	79,791

--19-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	December 31,	September 30,
	2015	2016
United States	$106,780	$121,175
Europe	2,939	3,137
Total	$109,719	$124,312

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item I of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 3, 2016 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Our state-of-the-art offerings include blood testing instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended September 30, 2016 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.
Blood testing and other non-imaging instruments and supplies represented approximately 38% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 29% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 9% of our LTM revenue was from hardware revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution

--20-

agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our LTM revenue.
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
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 24% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Combined revenue from heartworm-related products and allergy-related products represented 22% of our LTM revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Intervet Inc., d/b/a Merck Animal Health ("Merck Animal Health"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 61% and 39%, respectively, of CCA LTM revenue.
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
The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$28,034	$33,430	$74,838	$90,541
Gross Profit	11,597	13,718	31,978	37,842
Operating expenses	9,455	9,226	26,986	27,824
Operating income	2,142	4,492	4,992	10,018
Interest and other expense (income), net	(69)	14	105	(85)
Income before income taxes	2,211	4,478	4,887	10,103
Provision for income taxes	828	1,135	1,743	2,571
Net income	1,383	3,343	3,144	7,532
Net income (loss) attributable to non-controlling interest	(32)	(4)	(66)	477
Net income attributable to Heska Corporation	$1,415	$3,347	$3,210	$7,055
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	41.4%	41.0%	42.7%	41.8%
Operating expenses	33.7%	27.6%	36.1%	30.7%
Operating income	7.6%	13.4%	6.7%	11.1%
Interest and other expense (income), net	(0.2)%	—%	0.1%	(0.1)%
Income before income taxes	7.9%	13.4%	6.5%	11.2%
Provision for income taxes	3.0%	3.4%	2.3%	2.8%
Net income	4.9%	10.0%	4.2%	8.3%
Net income (loss) attributable to non-controlling interest	(0.1)%	—%	(0.1)%	0.5%
Net income attributable to Heska Corporation	5.0%	10.0%	4.3%	7.8%

-22

Revenue
Total revenue increased 19% to $33.4 million in the three months ended September 30, 2016 compared to $28.0 million in the three months ended September 30, 2015 and increased 21% to $90.5 million in the nine months ended September 30, 2016 compared to $74.8 million in the nine months ended September 30, 2015.
CCA segment revenue increased 26% to $26.4 million in the three months ended September 30, 2016 compared to $21.0 million in the three months ended September 30, 2015. CCA segment revenue increased 21% to 74.3 million in the nine months ended September 30, 2016 compared to $61.3 million in the nine months ended September 30, 2015. Greater revenue from digital radiography products, instruments and consumables and heartworm preventive products were key factors in the increase in both periods presented.
OVP segment revenue decreased slightly to $7.0 million in the three months ended September 30, 2016 compared to $7.1 million in the three months ended September 30, 2015 and increased 20% to $16.3 million the nine months ended September 30, 2016 compared to $13.5 million in the nine months ended September 30, 2015. Revenue from sales under our agreement with Elanco was a key factor in both periods presented.
Gross Profit
Gross profit increased 18% to $13.7 million in the three months ended September 30, 2016 compared to $11.6 million in the three months ended September 30, 2015.  Gross Margin, which is gross profit divided by total revenue, decreased to 41.0% in the three months ended September 30, 2016 compared to 41.4% in the three months ended September 30, 2015. Unfavorable product mix related to the sale of digital radiography products was the key factor in the Gross Margin decrease. Gross profit increased 18% to $37.8 million in the nine months ended September 30, 2016 compared to $32.0 million in the nine months ended September 30, 2015.  Gross Margin decreased to 41.8% in the nine months ended September 30, 2016 compared to 42.7% in the nine months ended September 30, 2015. Unfavorable product mix in our OVP segment was the key factor in the Gross Margin decline in the year to date period.
Operating Expenses
Selling and marketing expenses increased 6% to $5.5 million in the three months ended September 30, 2016 compared to $5.2 million in the three months ended September 30, 2015 and increased 4% to $16.5 million in the nine months ended September 30, 2016 compared to $15.9 million in the nine months ended September 30, 2015. Increased commissions due to higher revenue from our instruments and consumables and digital imaging products were key factors in the change in both periods presented.
Research and development expenses increased slightly by 3% to $507 thousand in the three months ended September 30, 2016, compared to $493 thousand in the three months ended September 30, 2015. Research and development expenses increased 23% to $1.6 million in the nine months ended September 30, 2016, compared to $1.3 million in the nine months ended September 30, 2015. Increased development project spending related to single use diagnostic products was a factor in the change.
General and administrative expenses decreased 15% to $3.2 million in the three months ended September 30, 2016, compared to $3.8 million in the three months ended September 30, 2015. The key factor for the decrease was a $0.9 million charge that was incurred in the third quarter of 2015 for certain accelerated payments and stock vesting related to the early-termination of our Executive Chair's employment agreement.

--23-

General and administrative expenses decreased 1% to $9.7 million in the nine months ended September 30, 2016, compared to $9.8 million in the nine months ended September 30, 2015. Key factors in the decrease included the early-termination charges noted above, offset by an increase in intangible amortization related to our acquisition of Cuattro International.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was expense of $14 thousand in the three months ended September 30, 2016, as compared to income of $69 thousand in the three months ended September 30, 2015. Interest and other expense (income), net, was income of $85 thousand in the nine months ended September 30, 2016, as compared to an expense of $105 thousand in the nine months ended September 30, 2015. This line item can be broken into the following components: net interest income or expense, net foreign currency gains and losses and other income. Net interest was income of $24 thousand in the three months ended September 30, 2016, as compared to an expense of $15 thousand in the three months ended September 30, 2015. Net interest was an expense of $37 thousand in the nine months ended September 30, 2016, as compared to an expense of $19 thousand in the nine months ended September 30, 2015. Net foreign currency loss was $10 thousand in the three months ended September 30, 2016, as compared to a net foreign currency gain of $84 thousand in the three months ended September 30, 2015. A key factor in the difference was the impact of exchange rates between the Euro and the Swiss Franc, which is the functional currency of our Swiss subsidiary. Net foreign currency gain was $30 thousand in the nine months ended September 30, 2016, as compared to a net foreign currency loss of $86 thousand in the nine months ended September 30, 2015. Other income was $92 thousand in the nine months ended September 30, 2016 primarily related to the sale of an equity investment during the first quarter of 2016.
Income Tax Expense
In the three months ended September 30, 2016, we had total income tax expense of $1.1 million, including $1.0 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic federal net operating loss carryforward ("NOL") position, and $123 thousand in current income tax expense. In the three months ended September 30, 2015, we had total income tax expense of 0.8 million, including $0.7 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. Greater income before income taxes was the key factor. In the nine months ended September 30, 2016, we had total income tax expense of $2.6 million, including $2.3 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.3 million in current income tax expense. In the nine months ended September 30, 2015, we had total income tax expense of $1.7 million, including $1.5 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.2 million in current income tax expense. Greater income before income taxes was a key factor in our higher income tax expense in the three and nine month periods ended September 30, 2016 as compared to the corresponding periods in 2015. The impact of greater income before income taxes was somewhat offset by additional tax benefits of $0.2 million and $0.8 million in the three and nine months ended September 30, 2016, respectively, related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with ASU 2016-09, which we adopted in the second quarter of 2016.

--24-

Net Income attributable to Heska Corporation
Net income attributable to Heska Corporation was $3.3 million for the three months ended September 30, 2016, as compared to a net income attributable to Heska Corporation of $1.4 million in the prior year period. Net income attributable to Heska Corporation was $7.1 million for the nine months ended September 30, 2016, as compared to a net income attributable to Heska Corporation of $3.2 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which was a net loss of $4 thousand in the three months ended September 30, 2016 as compared to a loss of $32 thousand in the three months ended September 30, 2015 and net income of $477 thousand in the nine months ended September 30, 2016 as compared to a loss of $66 thousand in the nine months ended September 30, 2015.
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

For the nine months ended September 30, 2016, we had net income of $7.5 million and net cash provided by operations of $1.9 million. At September 30, 2016, we had $9.2 million of cash and cash equivalents and working capital of $30.6 million.
At September 30, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At September 30, 2016, we had $1.6 million borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of September 30, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $11.1 million.

--25-

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash provided by (used in) operating activities	$(932)	$1,881
Net cash used in investing activities	(1,976)	(1,295)
Net cash provided by financing activities	2,987	1,699
Effect of currency translation on cash	(3)	39
Increase in cash and cash equivalents	76	2,324
Cash and cash equivalents, beginning of the period	5,855	6,890
Cash and cash equivalents, end of the period	$5,931	$9,214
Net cash provided by operating activities was $1.9 million in the nine months ended September 30, 2016, as compared to net cash used by operating activities of $0.9 million in the nine months ended September 30, 2015, a favorable increase of approximately $2.8 million. Key factors in the change were a $5.2 million increase in net income and deferred tax expense, a $2.8 million decrease in cash used for inventory, and a $2.8 million increase in cash provided by accounts receivable and other current assets, partially offset by a $4.9 million increase in cash used for accounts payable, accrued liabilities and other short term liabilities and a $3.3 million increase in cash used in deferred revenue and other non-current assets.
Net cash used in investing activities was $1.3 million in the nine months ended September 30, 2016 as compared to net cash used in investing activities of $2.0 million in the nine months ended September 30, 2015, a favorable decrease of approximately $0.7 million. Proceeds from the disposition of property and equipment and the sale of an equity investment were factors in the change.
Net cash flows from financing activities provided cash of $1.7 million in the nine months ended September 30, 2016, as compared to $3.0 million in the nine months ended September 30, 2015, which represented a $1.3 million decrease in cash provided by financing activities. The largest factor in the change was a decrease in cash provided from the issuance of common stock, net of distributions.
At September 30, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and the note receivable was assumed as part of the Company's acquisition of Cuattro International. At September 30, 2016, Heska Corporation had net accounts receivable from Cuattro, LLC of $20 thousand which is included in "Due from – related parties" on the Company's consolidated balance sheets; International Imaging had a net receivable due from Cuattro, LLC of $280 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from Cuattro, LLC of $1.0 million which is included in "Due from – related parties" on the Company's consolidated balance sheets; Heska Corporation had accounts receivable from US Imaging of $4.9 million, including accrued interest, which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

At September 30, 2016, we had $0.4 million of borrowings on our consolidated balance sheet related to the borrowings of International Imaging. This debt bears an interest rate of 5.75% per annum and is due in equal monthly payments, including principal and interest, through June 27, 2018. At September 30, 2016, we had other borrowings outstanding totaling $116 thousand, all of which were obligations of a US Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% per annum and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. Principal associated with these borrowings of approximately $375 thousand is listed as "Other short term borrowings" on our consolidated balance sheets as it is due within a year.
At September 30, 2016, our consolidated balance sheets included $15.6 million in non-controlling interest. This represents the value of the aggregate position in US Imaging of the Imaging Minority. At the time of the Acquisition, we estimated a weighted average valuation for this position and began accreting to this value over a three year period from the date of the Acquisition using a weighted average cost of capital of 18.65%. The cost of capital assumption was provided to us by a third party with expertise in estimating such items. We evaluate the value of this position every reporting period and in 2014 decided to adjust our accretion to a weighted average accretion based on various potential outcomes and our estimate of the likelihood of such outcomes, which had the effect of lowering the accretion from what it otherwise would have been. The accretion is to be recorded as a credit where this line item has increased compared to the prior reporting period, with the corresponding debit to directly reduce additional paid-in-capital as we have an accumulated deficit. If the value of non-controlling interest were to decrease compared to the prior reporting period, we anticipate non-controlling interest would be adjusted with a debit to non-controlling interest and a corresponding credit to additional paid-in-capital.
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
Under the Operating Agreement, should US Imaging meet certain performance criteria, the Imaging Minority, which has been granted put options, may sell us some or all of the Imaging Minority's remaining 45.4% position in US Imaging following the audit of our 2016 and 2017 financial statements. US Imaging generated $15.5 million in revenue, $6.3 million in gross profit and $1.1 million in operating income in the nine months ended September 30, 2016 and $12.9 million in revenue, $4.8 million in gross profit and $16 thousand in operating loss in the nine months ended September 30, 2015. If US Imaging generates at least $20 million in revenue in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at 9 times US Imaging's operating income, subject to a maximum valuation of $13.6 million – as well as 25% of US Imaging's cash. If US Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority exercises its put right in full, we would be required to purchase the Imaging Minority's position for consideration valued at $17.0 million – as well as 25% of US Imaging's cash. Furthermore, should US Imaging meet certain performance criteria, and the Imaging Minority fail to exercise an applicable put to sell us all of the Imaging Minority's position in US Imaging following the audit of our 2016 or 2017 financial statements, we would have a call option to purchase all, but not less than all, of the Imaging Minority's position in US Imaging. If US Imaging generates at least $30 million in revenue and $3.0 million in operating income in either 2016 or 2017 and the Imaging Minority does not exercise its put rights at all, we would have the option to purchase the Imaging Minority's position for consideration valued at $19.6 million – as well as 25% of US Imaging's cash. We believe it is likely that we will have the contractual right to deliver up to 55% of the consideration for these puts and calls in shares of our Public Common Stock. While we intend to meet any related cash payment obligations with funds provided by our ongoing operations and assets, likely supplemented by debt financing and potentially with equity financing, there can be no assurance our results will unfold according to our expectations. These potential cash payment obligations are an important consideration for us in our cash management decisions.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $42 thousand to a $39 thousand positive impact in the nine months ended September 30, 2016 as compared to a $3 thousand negative impact in the nine months ended September 30, 2015. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
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
Interest Rate Risk
At September 30, 2016, there were $1.6 million outstanding borrowings on our line of credit with Wells Fargo. We had approximately $9.2 million of cash and cash equivalents at September 30, 2016, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on September 30, 2016. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point decrease in interest rates would have an approximate $77 thousand negative impact on our pre-tax earnings based on our outstanding balances as of September 30, 2016.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2016.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. Based on our results of operations for the twelve months ending September 30, 2016, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of September 30, 2016 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, would be a resulting gain/loss in operating income of approximately $52 thousand and a currency loss/gain of $344 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $147 thousand and a currency gain/loss of $424 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $293 thousand and a currency loss/gain of $760 thousand.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of September 30, 2016, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Napolitano, Heska Corporation's Chief Operating Officer, Chief Strategist and Secretary and Nancy Wisnewski, Ph.D., Heska Corporation's Executive Vice President, Diagnostic Operations & Product Development. Until the earlier of (1) our acquiring 100% of the units of US Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, US Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize US Imaging, or (ix) amend its certificate of formation or the Heska Imaging Agreement. This unanimous consent provision may hinder our ability to optimize the value of our investment in US Imaging in certain circumstances.

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

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Global Imaging. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.

Cuattro, LLC has charged US Imaging $3.6 million from January 1, 2016 through May 31, 2016 and has charged Global Imaging $3.6 million from June 1, 2016 through September 30, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation has charged US Imaging $3.7 million during the nine months ended September 30, 2016, primarily related to sales and other administrative expenses; and Heska Corporation has charged Cuattro, LLC $168 thousand during the nine months ended September 30, 2016, primarily related to facility usage and other services.

At September 30, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and the note receivable was assumed as part of the Company's acquisition of Cuattro International. At September 30, 2016 Heska Corporation had accounts receivable from US Imaging of $4.9 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $20 thousand; Global Imaging had net prepaid receivables from Cuattro, LLC of $1.0 million; and International Imaging had a net receivable due from Cuattro, LLC of $280 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

On May 31, 2016, we acquired Cuattro Veterinary, LLC, which we subsequently renamed Heska Imaging International, LLC, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies our business, financial condition, results of operations, and cash flows could be materially adversely effected.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its Affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 11% of our LTM revenue. Revenue from Eli Lilly entities, including Elanco, represented 14% of our LTM revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, but which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to them by themselves, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our LTM revenue are FUJIFILM Corporation and Cuattro, LLC. None of these suppliers sold us products which were responsible for more than 25% of our LTM revenue, although products purchased from one of these suppliers was responsible for more than 20% of our LTM revenue and products purchased from another was responsible for more than 15% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13% and 12% of our consolidated revenue for the nine and three months ended September 30, 2016 as well as 9% and 10% of our consolidated revenue for the nine and three months ended September 30, 2015. Revenue from Merck entities, including Merck Animal Health, represented approximately 11% and 12% of our consolidated revenue for the nine and three months ended September 30, 2016, respectively, as well as 11% and 10% for the nine and three months ended September 30, 2015, respectively. Revenue from Eli Lilly entities, including Elanco, represented approximately 13% and 15% of our consolidated revenue for the nine and three months ended September 30, 2016, respectively, as well as 10% and 13% for the nine and three months ended September 30, 2015, respectively. No other single customer accounted for more than 10% of our consolidated revenue for the nine and three months ended September 30, 2016 or 2015.

Merck entities accounted for approximately 13% of our consolidated accounts receivable, Eli Lilly entities accounted for approximately 23% of our consolidated accounts receivable and Henry Schein accounted for approximately 14% of our consolidated accounts receivable at September 30, 2016. No other single customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2016.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many microcap and small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended September 30, 2016, the closing stock price of our Public Common Stock has ranged from a low of $27.05 to a high of $56.16. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or U.S. GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results, the way we conduct our business or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.8 million at September 30, 2016. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2016, we had an accumulated deficit of $156.5 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None
Item 4.        Mine Safety Disclosures

N/A
Item 5.        Other Information.
None.

Item 6.        Exhibits.

Exhibit Number	Notes	Description of Document
3.1		Amended and Restated Bylaws as approved on May 16, 2002, as further amended on May 4, 2010, February 19, 2014 and September 22, 2016.
10.1+
Fourteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc, Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 31, 2016.

10.2+
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated October 25, 2016.

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

--47-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2016.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President
By: /s/ JOHN MCMAHON John McMahon Vice President, Chief Financial Officer

 Exhibit Index

Exhibit Number	Notes	Description of Document
3.1		Amended and Restated Bylaws as approved on May 16, 2002, as further amended on May 4, 2010, February 19, 2014 and September 22, 2016.
10.1+
Fourteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc, Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 31, 2016.

10.2+
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated October 25, 2016.

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

