Form 10-K
period 2016-12-31
HESKA CORP
filed 2017-03-06
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $228,685,202 as of June 30, 2016 based upon the closing price on the Nasdaq Capital Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
7,052,880 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at March 2, 2017.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2017 Annual Meeting of Stockholders.

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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2017 proxy statement on Schedule 14A, as of the date of the Schedule 14A.
PART I

Item 1.	Business.
Unless we state otherwise or the context otherwise requires, the terms "Heska," "we," "our," "us" and the "Company" refer to Heska Corporation and its consolidated subsidiaries.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on the canine and feline healthcare space.
On February 24, 2013, we acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC ("US Imaging") and marked our entry into the veterinary imaging market in the United States.
On May 31, 2016, we acquired Cuattro Veterinary, LLC ("Cuattro International"), which was subsequently renamed Heska Imaging International, LLC ("International Imaging") and marked our entry into the international veterinary imaging market. Financial information broken out by geographic region is incorporated by reference to Note 13 to the financial statements included under Item 8 of this annual report on Form 10-K.
We were founded as Paravax, Inc. and incorporated in California in 1988. We changed our name to Heska Corporation in 1995, reincorporated in Delaware and completed our initial public offering in 1997.

Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com.
Products and Services
Our business is composed of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine. All OVP products are sold by third parties under third party labels.
Core Companion Animal Health Segment
We presently sell a variety of companion animal health products and services, among the most significant of which are the following:
Veterinary Blood Testing and Other Non-Imaging Instruments
We offer a line of veterinary blood testing and other instruments, some of which are described below. We also market and sell consumable supplies for these instruments. Our line of veterinary instruments includes the following:

•
Blood Chemistry. The Element DC® Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The DRI-CHEM 7000 Veterinary Chemistry Analyzer (the "DRI-CHEM 7000") is a complementary chemistry offering, co-branded with FUJIFILM Corporation ("FUJIFILM"), with higher throughput, multiple patient staging and a "STAT" feature which provides emergency sample flexibility in critical cases. The Element DC and DRI-CHEM 7000 utilize the same test slides. We are supplied with the Element DC, the DRI-CHEM 7000 and affiliated test slides and supplies under a contractual agreement with FUJIFILM.

•
Hematology. The Element HT5® Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which uses laser, impedance and colorimetric technologies to measure key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5, which we began shipping in January 2015, can generate results in less than a minute with 15 µL of sample. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). The HEMATRUE Veterinary Hematology Analyzer (the "HEMATRUE") is an easy-to-use and reliable 3-part hematology blood analyzer that we continue to offer to our customers.  We are supplied HEMATRUE instruments and affiliated reagents and supplies for the HEMATRUE under a contractual agreement with Boule Medical AB ("Boule").

•
Blood Gases and Electrolytes. The Element POC® Blood Gas & Electrolyte Analyzer ("EPOC") is a handheld, wireless analyzer which delivers rapid blood gas, electrolyte, metabolite, and basic blood chemistry testing. EPOC features test cards with room temperature storage which can offer results with less than 100 µL of sample as well as WiFi and Bluetooth connectivity. We began to ship EPOC units to customers in October 2013. EPOC and affiliated consumables and supplies are supplied to us under a contractual agreement with Alere North America, LLC, a unit of Alere Inc.

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
We offer a line of veterinary imaging instruments and services, including:
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
Cuattro, LLC provides us with the hardware, software and support, data hosting and other services for our digital radiography solutions under exclusive contractual arrangements in the United States and shares held by our President and Chief Executive Officer, Kevin S. Wilson, his spouse, Shawna M. Wilson ("Mrs. Wilson") and by trusts for the benefit of their children and family, comprise 100% ownership of Cuattro, LLC.
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
We manufacture biological and pharmaceutical products for a number of other animal health companies. We manufacture products for animals other than cattle including horses, pigs, chickens, cats and dogs. Our offerings range from providing complete turnkey services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers as well as validation support and distribution services.
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
We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2016, our outside field organization consisted of 36 individuals in various parts of the United States and our inside sales force consisted of 16 individuals.
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

Internal research and development is managed on a case-by-case basis. We employ individuals with expertise in various applicable areas and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $2.1 million, $1.7 million and $1.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, in support of our research and development activities.
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
We actively seek patent protection both in the United States and abroad. Our issued patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2016, we owned, co-owned or had rights to 103 issued U.S. patents expiring at various dates from January 2017 to May 2028 and had no pending U.S. patent applications. Our corresponding foreign patent portfolio as of December 31, 2016 included 80 issued patents in various foreign countries expiring at various dates from March 2017 to August 2024 and had no pending applications.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for profit companies.
Seasonality
Our fourth quarter results in any given year are typically stronger than those for any other quarter. We expect this trend to continue in the future as it is a historical trend within our digital imaging business.
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
Employees
As of December 31, 2016, we and our subsidiaries employed 327 people, of whom 140 were focused in production and technical and logistical services, including instrumentation service, 125 in sales, marketing and customer support, 58 in general and administrative services, such as finance, and 4 in product development. We believe that our ability to attract and retain skilled personnel is critical to our success.

None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.
Where You Can Find Additional Information
Our principal executive offices are located 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is 970-493-7272, and our Internet address is www.heska.com. Reference to our website in this Annual Report on Form 10-K are inactive textual references only and the content of our website should not be deemed incorporated by reference for any purpose.
Because we believe it provides useful information in a cost-effective manner to interested investors, we make available free of charge, via a link on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").
In addition, you may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission's Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Heska Corporation, that file electronically with the Securities and Exchange Commission.
Executive Officers of the Registrant
Our executive officers and their ages as of March 2, 2017 are as follows:

Name	Age	Position
Kevin S. Wilson	44	Chief Executive Officer and President
John McMahon	51	Vice President, Chief Financial Officer
Jason A. Napolitano	48	Chief Operating Officer, Chief Strategist and Secretary
Michael J. McGinley, Ph.D.	56	President, Biologicals & Pharmaceuticals
Nancy Wisnewski, Ph.D.	54	Executive Vice President, Diagnostic Operations and Product Development
Steven M. Eyl	51	Executive Vice President, Global Sales and Marketing
Steven M. Asakowicz	51	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	43	Executive Vice President, Companion Animal Health Sales
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

John McMahon, CPA, was appointed Vice President and Chief Financial Officer in September 2016 and designated the Company's principal accounting officer in November 2015. He previously served as Vice President, Financial Operations and Controller from October 2015 to September 2016. From March 2014 to May 2015 he was employed by Pinnacle Ag Holdings, LLC as Vice President, Corporate Controller. Mr. McMahon previously worked as Vice President, Corporate Controller for Advanced Energy Industries from 2008 to 2014 and for Danka Office Imaging from June 2005 to June 2008 as Senior Vice President, Corporate Controller. Mr. McMahon holds an MBA in Finance from California State University, East Bay and a BS in Communications from Kutztown University.
Jason A. Napolitano was appointed Chief Strategist in September 2016 and Chief Operating Officer in October 2015. He previously served as Executive Vice President and Chief Financial Officer from May 2002 to September 2016. He was appointed our Secretary in February 2009, having previously served as our Secretary from May 2002 to December 2006. Prior to joining us formally, he was a financial consultant. From 1990 to 2001, Mr. Napolitano held various positions at Credit Suisse First Boston, an investment bank, including Vice President in health care investment banking and Director in mergers and acquisitions. He holds a BS degree from Yale University.
Michael J. McGinley, Ph.D. was appointed President, Biologicals & Pharmaceuticals in February 2013. He previously served as President and Chief Operating Officer from January 2009 to February 2013, Vice President, Global Operations from April through December 2008, Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines from January 2002 to April 2008 and in other positions beginning in June 1997. Prior to joining the Company, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories. He holds Ph.D. and MS degrees in Immunobiology from Iowa State University and successfully completed the Advanced Management Program at the Harvard Business School in 2008.
Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Diagnostic Operations and Product Development in September 2016. She previously served as Executive Vice President, Product Development and Customer Service from April 2011 to September 2016 and as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development.  Dr. Wisnewski held various positions in Heska's Research and Development organization between 1993 and 2005. She holds a Ph.D. in Parasitology/Biochemistry from the University of Notre Dame and a BS in Biology from Lafayette College.
Steven M. Eyl was appointed Executive Vice President, Global Sales and Marketing in September 2016. He previously served as our Executive Vice President, Commercial Operations from May 2013 to September 2016. Mr. Eyl was a principal of Eyl Business Services, a consulting firm, from January 2012 to May 2013. He was President of Sound Technologies, Inc. ("Sound") from 2000 to 2011, including after Sound's acquisition by VCA Antech, Inc. in 2004. Mr. Eyl has an extensive background in medical technology sales. He is a graduate of Indiana University.
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

We have significant related party transactions, including the planned purchase of the minority interest in Heska Imaging US, LLC via a put option which has been exercised.

Under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement"), should Heska Imaging ("US Imaging") meet certain performance criteria, the unit holders who hold 45.4% of US Imaging that we do not own (the "Imaging Minority") have been granted a put option to sell us all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016. Required performance criteria have been met and we have been given notice that the put option is being exercised. We have 90 days from the receipt of notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment") for the Imaging Minority’s position, and we consider notice to have been received immediately prior to the filing of this Form 10-K with the SEC. We plan to deliver the Put Payment and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash or up to $14.6 million if we deliver a combination of cash and the maximum contractually allowable value of stock. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $14.6 million for financial reporting purposes, which contemplates our delivery of 55% of the Put Payment consideration in Public Common Stock, no final decision by our Board of Directors as to the relative use of cash and stock has been made and we may not be able to deliver any stock based on the Delivery Stock Value at the time of closing, as discussed above. If we are unable to deliver any stock for the Put Payment, it would likely put a strain on our financial position and require us to use our line of credit or raise additional capital and would likely limit our ability to pursue acquisitions and other strategic development activities. There is no guarantee that our line of credit will be available in all circumstances or that additional capital will be available if needed on reasonable terms, if at all.

Under the terms of the Operating Agreement, US Imaging is to be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014. The current board of managers consists of Mr. Wilson, Jason A. Napolitano, Heska Corporation's Chief Operating Officer, Chief Strategist and Secretary and Nancy Wisnewski, Ph.D., Heska Corporation's Executive Vice President, Diagnostic Operations & Product Development. Until the earlier of (1) our acquiring 100% of the units of US Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, US Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize US Imaging, or (ix) amend its certificate of formation or the Operating Agreement. This unanimous consent provision may hinder our ability to optimize the value of our investment in US Imaging in certain circumstances. We expect to make a distribution payment required under the Operating Agreement related to the profitability of US Imaging since January 1, 2013 (the "Distribution Payment") on April 1, 2017.

We negotiated at arm's length as part of the acquisition, an Amended and Restated Master License Agreement and a Supply Agreement between US Imaging and Cuattro, LLC. Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging Global, LLC ("Global Imaging"), our wholly-owned subsidiary. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.

Cuattro, LLC has charged US Imaging $3.6 million from January 1, 2016 through May 31, 2016 and has charged Global Imaging $10.9 million from June 1, 2016 through December 31, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation has charged US Imaging $5.3 million during 2016, primarily related to sales and other administrative expenses; and Heska Corporation has charged Cuattro, LLC $0.2 million during 2016, primarily related to facility usage and other services.

At December 31, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable - related party" on the Company's consolidated balance sheets and the note receivable was assumed as part of the Company's acquisition of Cuattro International. At December 31, 2016, Heska Corporation had accounts receivable from US Imaging of $5.6 million, including accrued interest; Heska Corporation had net accounts receivable from Cuattro, LLC of $22 thousand; Global Imaging had net prepaid receivables from US Imaging of $1.2 million; and US Imaging had a net receivable due from Cuattro, LLC of $78 thousand. All monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

Mrs. Wilson, Clint Roth, DVM, Mr. Asakowicz, Mr. Lippincott, Mr. Wilson and Cuattro, LLC own approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively, each are a member of US Imaging, and each have an interest in the Put Payment and Distribution Payment discussed above. If Mr. Wilson, Mr. Asakowicz or Mr. Lippincott is distracted by these holdings or interests, they may not contribute as much as they otherwise would have to enhancing our business, to the detriment of our shareholder value. While the Operating Agreement was negotiated at arm's length as part of the Acquisition, and requires that none of the members shall cause US Imaging to operate its business in any manner other than the ordinary course of business, any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

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

We may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are likely to be costly, time-consuming and distracting. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third-party patents. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture effected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, or to develop alternative approaches to access or replace such technology if unable to obtain licenses or current and future licenses may not be adequate, any of which could substantially harm our business.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 11% of our 2016 revenue. Revenue from Eli Lilly entities, including Elanco, represented 12% of our 2016 revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, but which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to it by itself, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

We rely substantially on third-party suppliers. The loss of products or delays in product availability from one or more third-party suppliers could substantially harm our business.

To be successful, we must contract for the supply of, or manufacture ourselves, current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Similarly, we must provide ourselves, or contract for the supply of, certain services. Such services must be provided in a timely and appropriate manner. Failure to do any of the above could substantially harm our business.

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

•
High switching costs. In our blood testing instrument products, we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale, thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13% and 10% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 11% each for the years ended December 31, 2016 and 2015 and 12% for the year ended December 31, 2014. Revenue from Eli Lilly entities, including Elanco, represented approximately 12%, 12% and 11% for the years ended December 31, 2016, 2015, and 2014, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2016, 2015 or 2014.

Henry Schein represented 16% of our consolidated accounts receivable at December 31, 2016. Merck entities represented approximately 11% and 13% of our consolidated accounts receivable at December 31, 2016 and 2015, respectively. Eli Lilly entities, including Elanco, represented approximately 15% and 20% of our consolidated accounts receivable at December 31, 2016 and 2015, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2016 or 2015.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business, reputation, and financial results.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis Inc. ("Abaxis"), and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. One of our competitors, Abaxis, has announced agreements with units of VCA Inc. ("VCA") for the long-term supply of blood chemistry testing products to VCA-owned veterinary clinics and for the co-marketing of Abaxis' blood chemistry testing products with VCA's veterinary diagnostic laboratory offering, which may serve to intensify competition and lower our margins as well as limit our prospects to sell blood chemistry testing products to VCA-owned veterinary clinics.

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

We have entered into agreements with independent third party distributors, including Henry Schein, which we anticipated to market and sell our products to a greater degree than in the recent past. Independent third-party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices.  It is possible new or existing independent third-party distributors could cannibalize our direct sales efforts and lower our total gross margin.  For us to be effective when working with an independent third-party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the time, energy and focus of the employees of such distributor given other products the distributor may be carrying, potentially including those of our competitors.  If we fail to be effective with new or existing independent third-party distributors, our financial performance may suffer.

We intend to pursue acquisitions and other strategic development opportunities, which may not result as desired and could be detrimental to our financial position.

We intend to pursue acquisitions and other strategic development opportunities. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value.

The success of any acquisition will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected. Furthermore, it is possible we will use management time and resources to pursue opportunities we ultimately are unable or decide not to consummate, in which case, we may not be able to utilize such management time and resources on what may have proved to be more productive matters in other areas of our business.

We have historically not consistently generated positive cash flow from operations, may need additional capital and any required capital may not be available on reasonable terms or at all.

We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds by borrowing under our revolving line of credit, the increased sale of customer leases, the sale of equity securities or the issuance of new term debt secured by the same category of assets as the term loans which we fully repaid in 2010. There is no guarantee that additional capital will be available from these sources on reasonable terms, if at all, and certain of these sources may require approval by existing lenders. Under our credit and security agreement with Wells Fargo, we are required to comply with various covenants, both financial and non-financial, in order to borrow under the agreement.  The availability of borrowings under this agreement is expected to be important to continue to fund our operations.  A key financial covenant is based on a fixed charge coverage ratio, as defined in the credit and security agreement with Wells Fargo. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.  We have not always been able to maintain compliance with all covenants under our credit and security agreement with Wells Fargo.  Although Wells Fargo has granted us a waiver of non-compliance in each case, there can be no assurance we will be able to obtain similar waivers or other modifications if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under our credit and security agreement to become immediately due and payable, or impact our ability to borrow under the agreement.  In addition, Wells Fargo has discretion in setting the advance rates which we may borrow against eligible assets. Accordingly, funds we expect to be available under our existing revolving line of credit may not be available and other lenders could refuse to provide us with additional debt financing. Financial institutions and other potentially interested parties may not be interested in purchasing our customer leases on economic terms, or at all. The public markets may be unreceptive to equity financings and we may not be able to obtain additional private equity or debt financing. Any equity financing would likely be dilutive to stockholders and additional debt financing, if available, may include restrictive covenants and increased interest rates that would limit our currently planned operations and strategies. Furthermore, even if additional capital is available, it may not be of the magnitude required to meet our needs under these or other scenarios. If additional funds are required and are not available, it would likely have a material adverse effect on our business, financial condition and our ability to continue as a going concern.

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

Even if we are successful in the development of a product or obtain rights to a product from a third-party supplier, we may experience delays or shortfalls in commercialization and/or market acceptance of the product. For example, veterinarians may be slow to adopt a product, a product may not achieve the anticipated technical performance in field use or there may be delays in producing large volumes of a product. The former is particularly likely where there is no comparable product available or historical precedent for such a product. The ultimate adoption of a new product by veterinarians, the rate of such adoption and the extent veterinarians choose to integrate such a product into their practice are all important factors in the economic success of any new products and are factors that we do not control to a large extent. If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and our revenues will be lower than we anticipate.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2016, the closing stock price of our Public Common Stock has ranged from a low of $27.05 to a high of $72.85. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

Any of these events, alone or in combination with others, could damage our business.

Interpretation of existing legislation, regulations and rules, including financial accounting standards, or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.

We prepare our financial statements in conformance with United States generally accepted accounting principles, or U.S. GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others who interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results and the way we conduct our business, or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.6 million at December 31, 2016. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal control over financial reporting is designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. For example, in both 2016 and 2015, we were required to have our independent registered public accountant conduct an audit of our internal control over financial reporting because as of June 30 of both years our stock market value was above a certain level prescribed by regulation. This increased our general and administrative costs from what they otherwise would have been.

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

We are often dependent on third parties and collaborative partners to successfully and timely perform research and development activities to successfully develop new products. We routinely discuss Heska marketing in the veterinary market instruments being developed by third parties for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities or fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products will be impacted negatively and our revenues may decline.

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

Our Public Common Stock is listed on the Nasdaq Capital Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing. While we believe, we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future. If we are delisted from the Nasdaq Capital Market, our Public Common Stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our Public Common Stock, which could severely limit market liquidity of the Public Common Stock and any stockholder's ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2016, we had an accumulated deficit of $151.8 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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
Our principal administrative and research and development activities are located in Loveland, Colorado. We currently lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland has approximately 6,000 square feet leased under an agreement which expires in 2022.

Item 3	Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of December 31, 2016, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA." The following table sets forth the high and low sales prices for our Public Common Stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2015
First Quarter	$26.68	$15.58
Second Quarter	$32.98	$23.22
Third Quarter	$35.72	$26.73
Fourth Quarter	$40.29	$27.59
2016
First Quarter	$38.29	$27.00
Second Quarter	$40.73	$26.26
Third Quarter	$57.41	$37.49
Fourth Quarter	$74.33	$46.51
2017
First Quarter (through March 2, 2017)	$95.98	$70.84
As of February 28, 2017, there were approximately 256 holders of record of our Public Common Stock, including approximately 119 participant accounts of Cede & Co.'s position held with our registrar, and approximately 3,900 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2016 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Heska Corporation	$100	$163	$176	$366	$780	$981
NASDAQ Medical Supplies Index	$100	$118	$145	$174	$193	$228
NASDAQ Composite Total Return Index	$100	$116	$163	$187	$200	$220

Item 6	Selected Financial Data.
The selected consolidated statements of income and consolidated balance sheets data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included as Items 7 and 8, respectively, in this Form 10-K.

	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenue	$130,083	$104,597	$89,837	$78,339	$72,805
Operating income (loss)	16,533	8,557	2,911	(1,430)	2,158
Income (loss) before income taxes	16,504	8,427	2,950	(1,393)	2,023
Net income (loss) attributable to Heska Corporation	$10,508	$5,239	$2,603	$(1,196)	$1,203

Earnings (loss) per share attributable to Heska Corporation:
Basic earnings (loss) per share attributable to Heska Corporation	$1.55	$0.80	$0.44	$(0.21)	$0.23
Diluted earnings (loss) per share attributable to Heska Corporation	$1.43	$0.74	$0.41	$(0.21)	$0.22
Basic weighted-average common shares outstanding	6,783	6,509	5,951	5,755	5,326
Diluted weighted-average common shares outstanding	7,361	7,074	6,409	5,755	5,489

Consolidated Balance Sheets Data:
Total assets	$130,844	$109,719	$96,844	$93,553	$66,826

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 2, 2017, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 83% of our 2016 revenue and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 17% of our 2016 revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.
Blood testing and other non-imaging instruments and supplies represented approximately 38% of our 2016 revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 28% of our 2016 revenue resulted from the sale of such consumables to an installed base of instruments and approximately 10% of our 2016 revenue was from hardware revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 34% of our 2016 revenue.
Imaging hardware, software and services represented approximately 23% of 2016 revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. With our acquisition of Cuattro Veterinary, LLC, subsequently renamed Heska Imaging International, LLC ("International Imaging"), we now sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 22% of our 2016 revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Combined revenue from heartworm-related products and allergy-related products represented 21% of our 2016 revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Intervet Inc., d/b/a Merck Animal Health ("Merck Animal Health"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 61% and 39%, respectively, of CCA 2016 revenue.
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
Our OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine. All OVP products are sold by third parties under third-party labels.
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
We may enter into arrangements that include multiple elements. Such arrangements may include agreements allowing for the usage of an instrument and a given level of consumables for one monthly payment. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value of an inventory item is less than its recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for excess/obsolete inventory. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of products.

Deferred Tax Assets – Valuation Allowance
A portion of our deferred tax assets, specifically our domestic federal net operating loss carryforwards ("NOL"), are reduced by a valuation allowance based on an assessment of available evidence if we are unable to conclude that it is more likely than not that some or all of the related deferred tax assets will be realized. If we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset against which we previously recorded a valuation allowance, we will reduce the related valuation allowance by an amount equal to the estimated quantity of income taxes we would pay in cash if we were not to utilize the deferred tax asset in the future. The first time this occurs in a given jurisdiction, it will result in an increase in the net deferred tax asset on our consolidated balance sheets and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination. In future periods, we will then recognize as income tax expense the estimated amount of income taxes we would have paid in cash had we not utilized the related deferred tax asset. The corresponding journal entry will be a reduction of our deferred tax asset.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our results of operations include the results of International Imaging for the period of June 1, 2016 through December 31, 2016. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, in Item 8 of this annual report on Form 10K.
The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of income (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue	$130,083	$104,597	$89,837
Gross Profit	53,892	44,213	35,715
Operating expenses	37,359	35,656	32,804
Operating income	16,533	8,557	2,911
Interest and other expense (income), net	29	130	(39)
Income before income taxes	16,504	8,427	2,950
Provision for income taxes	4,339	2,908	1,351
Net income	12,165	5,519	1,599
Net income (loss) attributable to non-controlling interest	1,657	280	(1,004)
Net income attributable to Heska Corporation	$10,508	$5,239	$2,603

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Gross Profit	41.4%	42.3%	39.8%
Operating expenses	28.7%	34.1%	36.5%
Operating income	12.7%	8.2%	3.2%
Interest and other expense (income), net	—%	0.1%	—%
Income before income taxes	12.7%	8.1%	3.3%
Provision for income taxes	3.3%	2.8%	1.5%
Net income	9.4%	5.3%	1.8%
Net income (loss) attributable to non-controlling interest	1.3%	0.3%	(1.1)%
Net income attributable to Heska Corporation	8.1%	5.0%	2.9%
Revenue
Total revenue increased 24% to $130.1 million in 2016 compared to $104.6 million in 2015. Total revenue increased 16% to $104.6 million in 2015 compared to $89.8 million in 2014.
CCA segment revenue increased 27% to $107.4 million in 2016 compared to $84.2 million in 2015. The increase was driven primarily by greater sales of our digital imaging products, including those of newly-acquired International Imaging, increased sales of our heartworm preventive products and increased sales of our instruments and their associated consumables. These increases were partially offset by declines in sales of our heartworm diagnostic tests and allergy testing and treatments. CCA segment revenue increased 16% to $84.2 million in 2015 compared to $72.4 million in 2014. The increase was driven primarily by greater sales of our instruments and their associated consumables, partially offset by a decline in sales of our heartworm diagnostic tests.
OVP segment revenue increased 11% to $22.7 million in 2016 compared to $20.3 million in 2015 and increased 16% to $20.3 million in 2015 compared to $17.5 million in 2014. The increase in both periods presented was driven primarily by greater revenue from our contract with Elanco.
Gross Profit
Gross profit increased 22% to $53.9 million in 2016 compared to $44.2 million in 2015.  Gross margin percent, which we derive by dividing gross profit by total revenue, decreased to 41.4% in 2016 compared to 42.3% in 2015. This lower gross margin percentage was driven primarily by unfavorable product mix in our OVP segment as well as incremental sales from International Imaging, which contributes slightly lower gross margins than our domestic imaging products.
Gross profit increased 24% to $44.2 million in 2015 compared to $35.7 million in 2014. Gross margin percent increased to 42.3% in 2015 compared to 39.8% in 2014. The lower gross margin percentage was driven primarily by unfavorable product mix in our OVP segment.

Operating Expenses
Selling and marketing expenses increased 4% to $22.1 million in 2016 compared to $21.3 million in 2015 and increased 11% to $21.3 million in 2015 compared to $19.2 million in 2014. The increase in both periods was driven primarily by commissions paid on higher sales levels, particularly on our digital radiography sales and instrument placements.
Research and development expenses increased 29% to $2.1 million in 2016, compared to $1.7 million in 2015 and increased 17% to $1.7 million in 2015, as compared to $1.4 million in 2014. The increase in both periods was driven primarily by spending on product development for digital radiography solutions.
General and administrative expenses increased 4% to $13.1 million in 2016, compared to $12.7 million in 2015. The increase was driven primarily by intangible amortization expense related to our acquisition of International Imaging. General and administrative expenses increased 3% to $12.7 million in 2015, as compared to $12.2 million in 2014. The increase was driven primarily by a one-time $0.9 million charge that was incurred in the third quarter of 2015 for certain accelerated restricted stock vesting and payments related to the early termination of our Executive Chair's employment agreement.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was an expense of $29 thousand in 2016, as compared to an expense of $130 thousand in 2015 and income of $39 thousand in 2014.
The decrease in expense in 2016 as compared to 2015 was driven primarily by income received from the sale of an equity investment during the first quarter of 2016. This income was offset by minimum interest payments made on our line of credit and greater foreign currency losses.
The increase in expense from 2014 to 2015 was driven primarily by greater foreign currency losses.
Income Tax Expense
In 2016, we had total income tax expense of $4.3 million, including $3.9 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.4 million in current income tax expense. In 2015, we had total income tax expense of $2.9 million, including $1.3 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $1.6 million in current income tax expense. In 2014, we had total income tax expense of $1.4 million, including $1.3 million in domestic deferred income tax expense, and $47 thousand in current income tax expense. Greater income before income taxes was a key factor in our increasing tax expense from year to year. The impact of greater income before income taxes in 2016 was somewhat offset by additional tax benefits of $0.8 million related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with ASU 2016-09, which we adopted in the second quarter of 2016.
Net Income attributable to Heska Corporation
Net income attributable to Heska Corporation was $10.5 million in 2016, as compared to a net income attributable to Heska Corporation of $5.2 million in 2015 and net income attributable to Heska Corporation of $2.6 million in 2014. The difference between this line item and "Net Income (Loss)" is the net income or loss attributable to our minority interest in Heska Imaging, which was net income of $1.7 million in 2016, net income of $0.3 million in 2015 and net loss of $1.0 million in 2014.

Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which are beyond our control. Our primary sources of liquidity are our available cash, cash generated from current operations and availability under our credit facilities noted below.

For the year ended December 31, 2016, we had net income of $12.2 million and net cash provided by operations of $5.9 million. At December 31, 2016, we had $10.8 million of cash and cash equivalents, working capital of $22.9 million and $0.7 million outstanding borrowings under our revolving line of credit, discussed below.
At December 31, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At December 31, 2016, we had $0.7 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2016, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of December 31, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $12.9 million.
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$5,855	$2,125	$5,554
Net cash used in investing activities	(3,302)	(3,773)	(2,331)
Net cash provided by (used in) financing activities	1,403	2,726	(3,271)
Effect of currency translation on cash	(52)	(43)	(113)
Increase (decrease) in cash and cash equivalents	3,904	1,035	(161)
Cash and cash equivalents, beginning of the period	6,890	5,855	6,016
Cash and cash equivalents, end of the period	$10,794	$6,890	$5,855
Net cash provided by operating activities was $5.9 million in 2016 as compared to net cash provided by operating activities of $2.1 million in 2015, a favorable increase of approximately $3.7 million. The change was driven primarily by a $6.6 million increase in net income, a $2.6 million increase in the use of our deferred tax asset, a $2.5 million favorable decrease in cash used for inventory, some of which related to inventory transferred to property, plant and equipment as rental units, a $1.0 million increase in cash provided by accrued liabilities and other non-current assets and a $0.5 million increase in depreciation and amortization. These factors were partially offset by a $5.5 million increase in cash used in deferred revenue and other non-current assets and a $3.7 million unfavorable increase in cash used for accounts payable. Net cash provided by operating activities was $2.1 million in 2015 as compared to net cash provided by operating activities of $5.6 million in 2014, an unfavorable decrease of approximately $3.4 million. The change was driven primarily by a $3.7 million increase in cash used for accounts receivable, a $2.3 million increase in cash used for deferred revenue and other long term liabilities, which included a $3.0 million milestone payment received in 2014 but not 2015, a $2.2 million increase in cash used in other non-current assets, which included the impact of increased capital lease activity under new marketing programs, and a $1.6 million increase in cash used for inventory in 2015, some of which related to inventory transferred to property, plant and equipment as rental units. These factors were somewhat offset by a $3.9 million increase in net income and a $2.2 million increase in cash provided by accounts payable.
Net cash used in investing activities was $3.3 million in 2016 as compared to net cash used in investing activities of $3.8 million in 2015, a favorable decrease of approximately $0.5 million. The change was driven primarily by a $0.4 million favorable decrease in purchases of property and equipment and $0.1 million of proceeds from the sale of an equity investment. Net cash used in investing activities was $3.8 million in 2015 as compared to net cash used in investing activities of $2.3 million in 2014, an unfavorable increase of approximately $1.4 million. The change was driven primarily by an increase in purchases of property and equipment.
Net cash provided by financing activities was $1.4 million in 2016 as compared to net cash provided by financing activities of $2.7 million in 2015, an unfavorable decrease of approximately $1.3 million. The change was driven primarily by a $1.5 million change related to the accounting for additional tax benefits for employee share-based payment awards, which in 2016 were recorded as income tax benefit in earnings as compared to 2015, when they were carried on the balance sheet and classified as part of cash provided by financing activities. Net cash provided by financing activities was $2.7 million in 2015 as compared to net cash used in financing activities of $3.3 million in 2014, a favorable change of approximately $6.0 million. The change was driven primarily by use of our revolving line of credit, from which we borrowed $0.1 million in 2015 as compared to repaying $4.8 million in 2014.

Under the Amended and Restated Operating Agreement of US Imaging (the "Operating Agreement"), should US Imaging meet certain performance criteria, the Imaging Minority has been granted a put option to sell us all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016. Required performance criteria have been met and we have been given notice that the put option is being exercised. We have 90 days from the receipt of notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment") for the Imaging Minority’s position, and we consider notice to have been received immediately prior to the filing of this Form 10-K with the SEC. We plan to deliver the Put Payment and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash or up to $14.6 million if we deliver a combination of cash and the maximum contractually allowable value of stock. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $14.6 million for financial reporting purposes, which contemplates our delivery of 55% of the Put Payment consideration in Public Common Stock, no final decision by our Board of Directors as to the relative use of cash and stock has been made and we may not be able to deliver any stock based on the

Delivery Stock Value at the time of closing, as discussed above. The estimated Put Payment value of $14.6 million is listed as "Obligation to purchase minority interest" on the Company's consolidated balance sheets as of December 31, 2016.
At December 31, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and the note receivable was assumed as part of the Company's acquisition of International Imaging.
At December 31, 2016, Heska Corporation had accounts receivable from US Imaging of $5.6 million, including accrued interest, which eliminates in consolidation of the Company's financial statements; US Imaging had a net receivable due from Cuattro, LLC of $0.1 million, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from US Imaging of $1.2 million which eliminates in consolidation of the Company's financial statements; and all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
At December 31, 2016, we had other borrowings outstanding totaling $78 thousand, all of which were obligations of a US Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. The principal associated with this note of approximately $78 thousand is listed as "other short term borrowings" on our consolidated balance sheets as it is due within a year.
Our financial plan for 2017 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations for the foreseeable future as well as finance the purchase of the Imaging Minority as described above. Additionally, we would consider additional acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $9 thousand to a $52 thousand negative impact in 2016 as compared to a $43 thousand negative impact in 2015. The net effect of foreign currency translation on cash changed $70 thousand to a $43 thousand negative impact in 2015 from a $113 thousand negative impact in 2014. These effects are related to changes in exchange rates between the US Dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Contractual Obligations

The following table sets forth our future payments due under contractual obligations as of December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$12,445	$2,090	$3,780	$3,373	$3,202
Obligation to purchase minority interest	6,245	6,245	—	—	—
Unconditional purchase obligations	976	638	338	—	—
Long-term debt	78	78	—	—	—
Line of credit	672	672	—	—	—
Interest payments on debt	86	86	—	—	—
Total	$20,502	$9,809	$4,118	$3,373	$3,202
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
The line item entitled "Obligation to purchase minority interest" indicates our estimate of the cash portion that may be used to settle the purchase of the minority interest in US Imaging under a series of performance-based puts as described above.
Net Operating Loss Carryforwards

As of December 31, 2016, we had a net domestic operating loss carryforward, or NOL, of approximately $96.0 million, a domestic alternative minimum tax credit carryforward of approximately $0.5 million and a domestic research and development tax credit carryforward of approximately $0.4 million for federal income tax purposes. Our federal NOL is expected to expire as follows if unused: $90.0 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $0.5 million in 2027 and later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, we had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change"). We believe the latest Ownership Change occurred at the time of our initial public offering in July 1997.
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
Interest Rate Risk
At December 31, 2016, there was approximately $0.7 million outstanding on our line of credit with Wells Fargo. We also had approximately $10.8 million of cash and cash equivalents at December 31, 2016, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on December 31, 2016. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point decrease in interest rates would have an approximate $101 thousand negative impact on our pre-tax earnings based on our outstanding balances as of December 31, 2016.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on December 31, 2016.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. We also have entered into contracts for which payments are adjusted for changes in foreign currency rates, including the Chinese Yuan. Based on our 2016 results of operations, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of December 31, 2016 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of income, if foreign currency exchange rates were to strengthen/weaken by 25% against the dollar, would be a resulting gain/loss in operating income of approximately $400 thousand and a currency loss/gain of $393 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $35 thousand and a currency gain/loss of $415 thousand, if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $313 thousand and a currency loss/gain of $801 thousand, and if all other currencies were to strengthen/weaken by 25% against the Yuan, the resulting loss/gain in operating income would be approximately $649 thousand, but no resulting currency loss/gain.

Item 8.	Financial Statements and Supplementary Data.
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heska Corporation and Subsidiaries
Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Heska Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heska Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

EKS&H LLLP

March 3, 2017
Denver, Colorado

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,794	$6,890
Accounts receivable, net of allowance for doubtful accounts of $237 and $189, respectively	20,857	15,935
Due from – related parties	100	308
Inventories, net	20,395	16,101
Other current assets	3,127	2,028
Total current assets	55,273	41,262
Property and equipment, net	16,581	17,020
Note receivable – related party	—	1,516
Goodwill	26,647	20,910
Other intangible assets, net	2,346	56
Deferred tax asset, net	21,122	25,883
Other long-term assets	8,875	3,072
Total assets	$130,844	$109,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,154	$7,624
Accrued liabilities	6,469	5,416
Current portion of deferred revenue	3,439	5,461
Obligation to purchase minority interest	14,602	—
Line of credit	672	143
Other short-term borrowings, including current portion of long-term note payable	78	159
Total current liabilities	32,414	18,803
Long-term note payable, net of current portion	—	69
Deferred revenue, net of current portion, and other	11,455	11,572
Total liabilities	43,869	30,444
Commitments and contingencies (Note 10)
Non-Controlling Interest	—	15,747
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 9,000,000 shares authorized, 7,026,051 and 6,625,287 shares issued and outstanding, respectively	70	66
Additional paid-in capital	238,635	227,267
Accumulated other comprehensive income	97	187
Accumulated deficit	(151,827)	(163,992)
Total stockholders' equity	86,975	63,528
Total liability and stockholders' equity	$130,844	$109,719
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Core companion animal health	$107,398	$84,249	$72,354
Other vaccines, pharmaceuticals and products	22,685	20,348	17,483
Total revenue, net	130,083	104,597	89,837

Cost of revenue	76,191	60,384	54,122

Gross profit	53,892	44,213	35,715

Operating expenses:
Selling and marketing	22,092	21,339	19,159
Research and development	2,147	1,658	1,414
General and administrative	13,120	12,659	12,231
Total operating expenses	37,359	35,656	32,804
Operating income	16,533	8,557	2,911
Interest and other expense (income), net	29	130	(39)
Income before income taxes	16,504	8,427	2,950
Income tax expense:
Current income tax expense	407	1,581	47
Deferred income tax expense	3,932	1,327	1,304
Total income tax expense	4,339	2,908	1,351

Net income	12,165	5,519	1,599
Net income (loss) attributable to non-controlling interest	1,657	280	(1,004)
Net income attributable to Heska Corporation	$10,508	$5,239	$2,603

Basic earnings per share attributable to Heska Corporation	$1.55	$0.80	$0.44
Diluted earnings per share attributable to Heska Corporation	$1.43	$0.74	$0.41

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	6,783	6,509	5,951
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,361	7,074	6,409

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$12,165	$5,519	$1,599
Other comprehensive income (expense):
Minimum pension liability	75	(129)	—
Sale of equity investment	(90)	44	3
Foreign currency translation	(75)	(11)	(300)
Comprehensive income	12,075	5,423	1,302

Comprehensive income (loss) attributable to non-controlling interest	1,657	280	(1,004)
Comprehensive income attributable to Heska Corporation	$10,418	$5,143	$2,306

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances January 1, 2014	5,846	$58	$217,588	$580	$(171,110)	$47,116
Net loss	—	—	—	—	1,599	1,599
Issuance of common stock related to options, ESPP and other	496	5	1,443	—	—	1,448
Recognition of stock based compensation	—	—	1,653	—	—	1,653
Excess tax benefit from stock-based compensation	—	—	228	—	—	228
Stock issued for Heska Imaging	—	—	3,405	—	—	3,405
Stock issued for Heska Imaging Mark to Market	—	—	(2,020)	—	—	(2,020)
Unrealized gain on available for sale investments	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	(300)	—	(300)
Balances, December 31, 2014	6,342	$63	$222,297	$283	$(169,511)	$53,132
Net income	—	—	—	—	5,519	5,519
Issuance of common stock related to options, ESPP and other	283	3	1,255	—	—	1,258
Recognition of stock based compensation	—	—	2,269	—	—	2,269
Excess tax benefit from stock-based compensation	—	—	1,514	—	—	1,514
Unrealized gain on available for sale investments	—	—	—	44	—	44
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Balances, December 31, 2015	6,625	$66	$227,267	$187	$(163,992)	$63,528
Net income	—	—	—	—	12,165	12,165
Issuance of common stock related to the acquisition of Cuattro Veterinary International, LLC	175	2	6,347	—	—	6,349
Issuance of common stock related to options, ESPP and other	226	2	1,616	—	—	1,618
Recognition of stock based compensation	—	—	2,260	—	—	2,260
Accretion of non-controlling interest	—	—	1,145	—	—	1,145
Minimum pension liability adjustments	—	—	—	75	—	75
Sale of equity investment	—	—	—	(90)	—	(90)
Foreign currency translation adjustments	—	—	—	(75)	—	(75)
Balances, December 31, 2016	7,026	$70	$238,635	$97	$(151,827)	$86,975

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,165	$5,519	$1,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,645	4,187	3,712
Deferred tax expense	3,932	1,327	1,304
Stock based compensation	2,260	2,269	1,653
Unrealized (gain) loss on foreign currency translation	(3)	36	(81)
Changes in operating assets and liabilities:
Accounts receivable	(4,700)	(4,216)	(510)
Inventories	(4,731)	(7,240)	(5,592)
Other current assets	88	(238)	(73)
Accounts payable	(688)	3,059	900
Accrued liabilities and other	1,005	43	814
Other non-current assets	(5,818)	(2,430)	(263)
Deferred revenue and other	(2,300)	(191)	2,091
Net cash provided by operating activities	5,855	2,125	5,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	115	—	—
Purchases of property and equipment	(3,417)	(3,773)	(2,337)
Proceeds from disposition of property and equipment	—	—	6
Net cash used in investing activities	(3,302)	(3,773)	(2,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	1,620	1,258	1,430
Proceeds from (repayments of) line of credit borrowings, net	530	95	(4,751)
Repayments of other debt	(747)	(141)	(178)
Excess tax benefit from stock-based compensation	—	1,514	228
Net cash provided by (used in) financing activities	1,403	2,726	(3,271)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	(43)	(113)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,904	1,035	(161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,890	5,855	6,016
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,794	$6,890	$5,855
NON-CASH TRANSACTIONS:
Common stock issued as partial consideration of acquisition of Cuattro Veterinary International, LLC	$6,349	$—	$—

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
Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and majority-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" on our consolidated statements of income. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
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
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents with financial institutions that management believes are creditworthy in the form of demand deposits. We have no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Our accounts receivable balances are due largely from distribution partners, domestic veterinary clinics and individual veterinarians and other animal health companies.

Henry Schein represented 16% of our consolidated accounts receivable at December 31, 2016. Merck entities represented approximately 11% and 13% of our consolidated accounts receivable at December 31, 2016 and 2015, respectively. Eli Lilly entities, including Elanco, represented approximately 15% and 20% of our consolidated accounts receivable at December 31, 2016 and 2015, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2016 or 2015.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balances at beginning of period	$189	$216	$209
Additions - charged to expense	163	83	143
Deductions - write offs, net of recoveries	(115)	(110)	(136)
Balances at end of period	$237	$189	$216
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months. We valued our Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. We held 2,778,614 and 1,779,910 Euros at December 31, 2016 and 2015, respectively. We held 1,252,221 and 1,252,221 Yen at December 31, 2016 and 2015, respectively. We held 172,743 and 127,507 Swiss Francs at December 31, 2016 and 2015, respectively. We held 26,477 and 26,477 Canadian Dollars at December 31, 2016 and 2015, respectively. The majority of our cash and cash equivalents are held at U.S.-based or Swiss-based financial institutions in accounts not insured by governmental entities.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments. The fair value of our line of credit balance is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2016 and 2015, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories, net consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$10,807	$8,531
Work in process	3,820	2,839
Finished goods	7,087	6,122
Allowance for excess or obsolete inventory	(1,319)	(1,391)
	$20,395	$16,101
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
We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training.
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
In the fourth quarter of 2016, we performed a qualitative assessment of the goodwill residing within the assets of our CCA segment and determined that no indications of impairment existed.

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
We may enter into arrangements that include multiple elements. Such arrangements may include agreements allowing for the usage of an instrument and a given level of consumables for one monthly payment. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
In addition to our direct sales force, we utilize distributors to sell our products. Distributors purchase goods from us, take title to those goods and resell them to their customers in the distributors' territory.
Upfront payments we receive under arrangements for product, patent or technology rights in which we retain an interest in the underlying product, patent or technology are initially deferred, and revenue is subsequently recognized over the estimated life of the agreement, product, patent or technology. Similarly, upfront payments we receive under agreements where we are obligated to maintain a product or technology sold to a third party and/or transfer know-how or technology to a third party are initially deferred and revenue is subsequently recognized over the estimated life of the agreement. Milestone payments related to an improvement in a product in which we retain an interest in the product are initially deferred and recognized over the estimated life of the agreement or product. We received upfront and milestone payments totaling $3.0 million in 2014. We did not receive any such payments in 2016 or 2015. Revenue from royalties is recognized once we are informed of sales on which we are entitled to royalties.
Stock-Based Compensation
Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of all stock options and awards on the date of grant using the Black-Scholes pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the estimated term of the awards, the estimated term of the awards, which is dependent in part on employee option exercise behaviors, risk free interest rates and expected dividends. Our expected volatility assumption is based on the historical closing prices of our stock over a period equivalent to the expected life of the options.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $0.2 million for the year ended December 31, 2016 and $0.1 million for each of the years ended December 31, 2015 and 2014.
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
Taxes Collected from Customers
In the course of doing business we collect various taxes from customers including, but not limited to, sales taxes. It is our policy to record revenue net of taxes collected from customers in our consolidated statements of income.
Shipping and Handling Costs
Amounts billed to customers for shipping and handling are recorded in sales. Shipping and handling costs incurred by us for the delivery of products to customers are included in cost of sales.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards ASU, ("ASU") Topic 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The update simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The update is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted the standard during the second quarter of 2016 and are therefore required to report the impacts

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as though the standard had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $0.8 million ($0.11 per diluted share) in the twelve months ended December 31, 2016.The update did not impact any periods prior to January 1, 2016, as we applied the changes to the standard on a prospective basis.

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

In July 2015, the FASB issued ASU 2015-11 "Inventory - Simplifying the Measurement of Inventory (Topic 330)". This update required an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied on a prospective basis. We early adopted this standard with no impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date".  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual and interim reporting periods beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures.
2.    ACQUISITION AND RELATED PARTY ITEMS
On May 31, 2016, the Company closed a transaction (the "Merger") to acquire Cuattro Veterinary, LLC ("Cuattro International") from Kevin S. Wilson, and all of the members of Cuattro International (the "Members"). Pursuant to the Merger, the Company issued 175,000 shares of the Company’s common stock, $0.01 par value per share (the "Common Stock"), to the Members on the Closing Date, at an aggregate value equal to approximately $6.3 million based on the adjusted closing price per share of the Common Stock as reported on the Nasdaq Stock Market on the Merger closing date. These shares were issued to the Members in a private placement in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder. Effective on the Merger closing date, each of the Members executed lock-up agreements with the Company that restricted their ability to sell any of the shares of Common Stock received in the Merger until 180 days after the Merger closing date. In addition, the Company assumed approximately $1.5 million in debt as part of the transaction.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC ("US Imaging). The remaining minority position (45.4)% in US Imaging is subject to purchase by Heska under performance-based puts and calls following the audit of either our 2016 and 2017 financial statements. Required performance criteria have been met in 2016 and we have been given notice that the put option is being exercised. We have 90 days from the receipt of notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment") for the Imaging Minority’s position, and we consider notice to have been received immediately prior to the filing of this Form 10-K with the SEC. We plan to deliver the Put Payment and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash or up to $14.6 million if we deliver a combination of cash and the maximum contractually allowable value of stock. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $14.6 million for financial reporting purposes, which contemplates our delivery of 55% of the Put Payment consideration in Public Common Stock, no final decision by our Board of Directors as to the relative use of cash and stock has been made and we may not be able to deliver any stock based on the Delivery Stock Value at the time of closing, as discussed above. The estimated Put Payment value of $14.6 million, which had been listed as "Non-controlling interest" on our consolidated balance sheets and accreted to its estimated redemption value in accordance with US Imaging's Operating Agreement, is now listed as "Obligation to purchase minority interest" on the Company's consolidated balance sheets as of December 31, 2016.
The following is a reconciliation of the non-controlling interest balance (in thousands):

Balance December 31, 2015	$15,747
Accretion of Put Value	(1,145)
Balance reclassification to current liabilities	$(14,602)
Balance December 31, 2016	$—
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
Cuattro, LLC charged US Imaging $3.6 million from January 1, 2016 to May 31, 2016 and has charged Global Imaging $10.9 million since June 1, 2016, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged US Imaging $5.3 million in 2016, primarily related to sales expenses; Heska Corporation has charged Cuattro, LLC $0.2 million, primarily related to facility usage and other services.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, was assumed as part of the Company's acquisition of International Imaging. At December 31, 2016, Heska Corporation had accounts receivable from US Imaging of $5.6 million, including accrued interest, which eliminates in consolidation of the Company's financial statements; US Imaging had a net receivable due from Cuattro, LLC of $0.1 million, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from US Imaging of $1.2 million which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
3.    INCOME TAXES
As of December 31, 2016, the Company had a domestic federal net operating loss carryforward ("NOL"), of approximately $96.0 million, a domestic alternative minimum tax credit of approximately $0.5 million and a domestic research and development tax credit carryforward of approximately $0.4 million for federal tax purposes. The Company's NOL is expected to expire as follows if unused: $90.0 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $0.5 million in 2027 and later. The NOL and tax credit carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. In addition, the Company had a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (an "Ownership Change").
The Company does not believe this Ownership Change will place a significant restriction on its ability to utilize its NOL in the future. The Company has established a valuation allowance against those NOL's and credits for which it is estimated to be more likely than not that they will expire unutilized.
We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The rate in the year ended December 31, 2016 benefited from additional tax benefits related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of ASU 2016-09. We early adopted the ASU during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $0.8 million in the year ended December 31, 2016.
Cash paid for income taxes for the twelve months ended December 31, 2016, 2015, and 2014 was $357 thousand, $55 thousand and $272 thousand, respectively.
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Domestic	$16,375	$8,325	$2,837
Foreign	129	102	113
	$16,504	$8,427	$2,950

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Inventory	$1,172	$954
Accrued compensation	114	267
Stock Options	811	344
Research and development	438	440
Alternative minimum tax credit	543	367
Deferred revenue	2,934	3,638
Property and equipment	2,750	1,967
Net operating loss carryforwards – domestic	34,706	37,845
Capital Lease	(2,833)	(384)
Other	34	(8)
	40,669	45,430
Valuation allowance	(19,547)	(19,547)
Total net deferred tax assets	$21,122	$25,883

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:
Federal	$197	$1,492	$11
State	179	65	7
Foreign	31	24	29
Total current expense	$407	$1,581	$47
Deferred income tax expense:
Federal	$3,545	$1,043	$1,181
State	387	284	123
Foreign	—	—	—
Total deferred expense	3,932	1,327	1,304
Total income tax expense	$4,339	$2,908	$1,351

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	2%	3%	5%
Non-controlling interest in Heska Imaging US, LLC	(3)%	(1)%	12%
Other permanent differences	(7)%	(1)%	(3)%
Change in tax rate	—%	(1)%	2%
Change in valuation allowance	—%	(14)%	78%
Other	—%	15%	(82)%
Effective income tax rate	26%	35%	46%
ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements. As of December 31, 2016, the Company has not recorded a liability for uncertain tax positions. The Company would recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2016.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data):

	Years ended December 31,
	2016	2015	2014
Net income attributable to Heska Corporation	$10,508	$5,239	$2,603

Basic weighted-average common shares outstanding	6,783	6,509	5,951
Assumed exercise of dilutive stock options and restricted stock units	578	565	458
Diluted weighted-average common shares outstanding	7,361	7,074	6,409

Basic earnings per share	$1.55	$0.80	$0.44
Diluted earnings per share	$1.43	$0.74	$0.41

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Years ended December 31,
	2016	2015	2014
Stock options	234	144	367
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Carrying amount, December 31, 2015	$20,910	$20,903
Additions and adjustments	5,737	7
Carrying amount, December 31, 2016	$26,647	$20,910

Other intangibles assets, net consisted of the following as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Gross carrying amount	$2,622	$788
Accumulated amortization	(276)	(732)
Net carrying amount	$2,346	$56

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amortization expense	$230	$246	$260

Estimated amortization expense related to intangibles for each of the five years from 2017 through 2021 and thereafter is as follows (in thousands):

Year Ending December 31,
2017	$388
2018	388
2019	388
2020	388
2021	384
Thereafter	410
$2,346

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,
	2016	2015
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	36,588	35,284
Leasehold and building improvements	7,662	6,673
Construction in progress	1,655	1,496
	49,150	46,698
Less accumulated depreciation	(32,569)	(29,678)
Total property and equipment, net	$16,581	$17,020
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment or other long-term assets and depreciated, typically over a five to seven-year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $1.8 million, $4.1 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. Since the Company anticipates it will regain ownership of the assets underlying these sales, the Company reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $0.3 million and $2.2 million of net property and equipment related to these transactions as of December 31, 2016 and December 31, 2015, respectively, all related to the Company's 54.6%-owned subsidiary, US Imaging.
Depreciation expense for property and equipment was $4.4 million, $4.0 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company capitalizes third-party software costs, where appropriate, and reports such costs, net of accumulated amortization, on the "property and equipment, net" line of its consolidated balance sheets. We had $0.4 million of such capitalized costs, net of accumulated amortization, on the "property and equipment, net" line of each of our consolidated balance sheets as of December 31, 2016 and 2015, respectively. Capitalized software costs in a given year are reported on the "purchases of property and equipment" line item of the Company's consolidated statements of cash flows. We had $251 thousand, $51 thousand and $31 thousand of capitalized software costs reported on the "purchases of property and equipment" line item of our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Accrued payroll and employee benefits	$2,166	$1,626
Accrued property taxes	748	594
Other	3,555	3,196
Total accrued liabilities	$6,469	$5,416
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
8.    CAPITAL STOCK
Stock Option Plans
We have two stock option plans which authorize granting of stock options and stock purchase rights to our employees, officers, directors and consultants to purchase shares of common stock. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior option plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently canceled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2016, the stockholders approved a further amendment to the 1997 Plan to authorize additional 500,000 shares to be available for issuance thereunder. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan, which allows for the granting of options for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2016 was 407,339.
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
There are four key inputs to the Black-Scholes model which we use to estimate the fair value for options which it issues: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees in 2016, 2015 and 2014. We treated all employees in one grouping in all three years. Our expected volatility input was estimated based on our historical stock price volatility in 2016, 2015 and 2014. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2016, 2015 and 2014. Our expected dividends inputs were zero in all periods as we did not anticipate paying dividends in the foreseeable future.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average assumptions used in 2016, 2015 and 2014 for each of these four key inputs are listed in the following table:

	2016	2015	2014
Risk-free interest rate	1.76%	1.41%	1.21%
Expected lives	4.5 years	3.4 years	3.4 years
Expected volatility	41%	41%	43%
Expected dividend yield	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,
	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	940,610	$14.163	1,074,251	$10.110	1,321,232	$10.386
Granted at Market	129,855	$67.706	146,446	$36.904	134,800	$16.398
Canceled	(463)	$14.881	(28,440)	$10.080	(218,926)	$17.786
Exercised	(240,385)	$11.886	(251,647)	$10.559	(162,855)	$7.234
Outstanding at end of period	829,617	$23.203	940,610	$14.163	1,074,251	$10.110
Exercisable at end of period	532,703	$12.140	621,559	$10.269	729,175	$9.800
The total estimated fair value of stock options granted were computed to be approximately $3.2 million, $1.6 million and $0.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted was computed to be approximately $24.59, $11.35 and $5.28 during the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was $9.9 million, $4.7 million and $0.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. The cash proceeds from options exercised was $1.9 million, $1.8 million and $1.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2016, excluding outstanding options to purchase an aggregate of 0.5 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.34 years at an exercise price of $22.50. We intend to issue whole shares only from option exercises.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2016	Weighted Average Exercise Price
$ 4.40 - $ 6.90	164,794	3.94	$5.679	163,663	$5.676
$ 6.91 - $ 7.36	157,323	6.89	$7.360	114,670	$7.360
$ 7.37 - $18.13	214,697	6.68	$12.800	162,451	$11.317
$18.14 - $39.76	182,303	7.93	$34.954	91,878	$31.057
$39.77 - $72.85	110,500	9.99	$72.721	41	$56.587
$ 4.40 - $72.85	829,617	6.89	$23.203	532,703	$12.140
As of December 31, 2016, there was approximately $4.5 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years with all cost to be recognized by the end of December 2018, assuming all options vest according to the vesting schedules in place at December 31, 2016. As of December 31, 2016, the aggregate intrinsic value of outstanding options was approximately $40.3 million and the aggregate intrinsic value of exercisable options was approximately $31.7 million.
Employee Stock Purchase Plan (the "ESPP")
Under the 1997 Employee Stock Purchase Plan, we are authorized to issue up to 450,000 shares of common stock to our employees, of which 408,668 had been issued as of December 31, 2016. On May 5, 2015, our shareholders approved the amendment and restatement of the ESPP, including a 75,000 share increase to 450,000 total shares authorized under the ESPP as well as changes discussed below as compared to the ESPP prior to the amendment and restatement. Employees who are expected to work at least 20 hours per week and 5 months per year are eligible to participate and can choose to have up to 10% of their compensation withheld to purchase our stock under the ESPP when they choose to withhold a whole percentage of their compensation.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

We issued 17,057, 16,673 and 29,847 shares under the ESPP for the years ended December 31, 2016, 2015 and 2014, respectively.
For the years ended December 31, 2016, 2015 and 2014, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	0.54%	0.27%	0.23%
Expected lives	1.2 years	1.2 years	1.3 years
Expected volatility	42%	36%	34%
Expected dividend yield	0%	0%	0%
The weighted-average fair value of the purchase rights granted was $8.23, $6.25 and $2.61 per share for the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Stock Issuance
On March 26, 2014, we issued 63,572 shares to Robert B. Grieve, Ph.D., who was our Executive Chair, pursuant to an employment agreement between Dr. Grieve and the Company effective as of March 26, 2014 (the "Grieve Employment Agreement"). The shares were issued in five tranches and are subject to time-based vesting and other provisions outlined in the Grieve Employment Agreement. All shares were to vest in full as of April 30, 2017. Effective on October 1, 2015, the Grieve Employment Agreement was terminated and, in connection therewith, the Company entered into a Separation and Release Agreement dated as of October 1, 2015 (the "Release Agreement") with Dr. Grieve. Pursuant to the Release Agreement, the Company agreed to treat the termination of the Grieve Employment Agreement as a termination without cause, entitling Dr. Grieve to the immediate vesting of 55,715 shares, 14,373 of which were withheld for tax purposes. As a result of the termination of the Grieve Employment Agreement, and as acknowledged in the Release Agreement, effective October 1, 2015, Dr. Grieve began serving as a consultant to the Company pursuant to the Consulting Agreement (Founder Emeritus) dated as of March 26, 2014 (the "Consulting Agreement"). The remaining 7,857 shares issued to Dr. Grieve on March 26, 2014 vested on April 30, 2016, of which 2,525 shares were withheld for tax purposes.
On March 26, 2014, we issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche vested on September 26, 2014, and each of the three remaining tranches is to vest on the succeeding March 26 until all shares are vested in full as of March 26, 2017. On May 6, 2014, we issued an additional 130,000 shares to Mr. Wilson following a vote of approval on the issuance by our stockholders. The shares were issued in ten equal tranches, five of which were subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which were subject to vesting based on certain

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

"Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement. All shares subject to vesting based on "Adjusted EBITDA" vested based on our 2014 performance. Of the five tranches based on the achievement of certain stock price targets, one vested in 2014 and the remaining four vested in 2015.
On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants") and performance-based restricted stock grants related to the Company's 2015 Management Incentive Plan (the "2015 MIP Grants"). The Company issued 52,956 shares under the Performance Grants and 24,649 shares under 2015 MIP Grants. The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and are to cliff vest on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement. The 2015 MIP Grants were subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement. On March 2, 2016, the Company vested 14,364 shares related to the 2015 MIP Grants based on the respective performance criteria, including 4,788 shares withheld for tax, and canceled the remaining 10,285 shares.
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
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Sale of equity investment	Total accumulated other comprehensive income
Balances at December 31, 2015	$(576)	$673	$90	$187
Current period other comprehensive income (loss)	75	(75)	(90)	(90)
Balances at December 31, 2016	$(501)	$598	$—	$97

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. Royalties of $0.4 million became payable under these agreements in each of the years ended December 31, 2016, 2015 and 2014.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.6 million in 2017 and $0.3 million in 2018.
The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2016 as follows (in thousands):

Year Ending December 31,
2017	$2,090
2018	1,970
2019	1,810
2020	1,696
2021	1,677
Thereafter	3,202
$12,445
The Company had rent expense of $2.0 million in each of the years ended December 31, 2016 and 2015 and $1.9 million in the year ended December 31, 2014.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. At December 31, 2016, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.4 million as of December 31, 2016 and 2015.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest income	$(124)	$(172)	$(190)
Interest expense	160	200	206
Other expense (income), net	(7)	102	(55)
	$29	$130	$(39)
Cash paid for interest was $78 thousand, $90 thousand and $92 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
12.    CREDIT FACILITY AND LONG-TERM DEBT
At December 31, 2016, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At December 31, 2016, we had $0.7 million of borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of December 31, 2016 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $12.9 million.
Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Term loan with a financial entity due in monthly installments beginning July 2012 with the balance to be paid in full in June 2017 and a stated interest rate of 6.0%.	$78	$228
Less current maturities	78	159
Long-term debt, net of current portion	$—	$69

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    SEGMENT REPORTING
The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from Heska Imaging. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other species including equine, porcine, avian, feline and canine. All OVP products are sold by third parties under third-party labels.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Year Ended December 31, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$107,398	$22,685	$130,083
Operating Income	13,015	3,518	16,533
Income before income taxes	12,938	3,566	16,504
Total assets	110,995	19,849	130,844
Net assets	68,072	18,903	86,975
Capital expenditures	1,135	2,282	3,417
Depreciation and amortization	3,800	845	4,645

Year Ended December 31, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$84,249	$20,348	$104,597
Operating Income	4,911	3,646	8,557
Income before income taxes	4,836	3,591	8,427
Total assets	92,567	17,152	109,719
Net assets	48,175	15,353	63,528
Capital expenditures	1,177	2,596	3,773
Depreciation and amortization	3,478	709	4,187

Year Ended December 31, 2014	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$72,354	$17,483	$89,837
Operating Income	1,198	1,713	2,911
Income before income taxes	1,290	1,660	2,950
Total assets	85,361	11,483	96,844
Net assets	41,286	11,846	53,132
Capital expenditures	1,864	473	2,337
Depreciation and amortization	2,954	758	3,712

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
United States	$120,082	$97,164	$83,584
Canada	2,378	1,833	1,123
Europe	4,781	2,086	2,264
Other International	2,842	3,514	2,866
Total	$130,083	$104,597	$89,837

Total assets by principal geographic areas were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
United States	$127,827	$106,780	$93,977
Europe	3,017	2,939	2,867
Total	$130,844	$109,719	$96,844

14.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)
The following tables present quarterly unaudited results for each of the two years in the periods ended December 31, 2016 and 2015 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2016
Total revenue	$27,146	$29,965	$33,430	$39,542	$130,083
Gross profit	11,442	12,682	13,718	16,050	53,892
Operating income	1,970	3,556	4,492	6,515	16,533
Net income	1,447	2,742	3,343	4,633	12,165
Net income attributable to Heska Corporation	1,186	2,522	3,347	3,453	10,508
Basic earnings per share attributable to Heska Corporation	0.18	0.38	0.49	0.50	1.55
Diluted earnings per share attributable to Heska Corporation	0.17	0.35	0.45	0.46	1.43

2015
Total revenue	$22,894	$23,910	$28,034	$29,759	$104,597
Gross profit	10,084	10,297	11,597	12,235	44,213
Operating income	1,021	1,829	2,142	3,565	8,557
Net income	583	1,178	1,383	2,375	5,519
Net income attributable to Heska Corporation	598	1,197	1,415	2,029	5,239
Basic earnings per share attributable to Heska Corporation	0.10	0.19	0.22	0.29	0.80
Diluted earnings per share attributable to Heska Corporation	0.09	0.17	0.20	0.28	0.74

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    SUBSEQUENT EVENTS

As discussed in more detail above in Item 1A., Risk Factors, under the caption “We have significant related party transactions, including the planned purchase of the minority interest in Heska Imaging US, LLC via a put option which has been exercised”, the Imaging Minority has given us notice of exercise of the put option to sell to us all of the Imaging Minority's position in US Imaging granted to them under the Operating Agreement that was executed in connection with the Acquisition because the targeted US Imaging performance criteria has been met within the requisite period of time. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash or up to $14.6 million if we deliver a combination of cash and stock. We plan to deliver the Put Payment and obtain the Imaging Minority’s position in US Imaging on or about May 31, 2017. The additional information concerning the Put Payment and put option exercise discussed under the foregoing Risk Factors caption and elsewhere in this annual report on Form 10-K is incorporated herein by reference thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria outlined in the 1992 COSO Internal Control over Financial Reporting Guidance for Smaller Public Companies, a supplemental implementation guide issued in 2007, which modified criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
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

EKS&H LLLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 3, 2017, our Compensation Committee further amended the Company’s restricted stock grant agreement forms to be used for grants of awards to its employees, consultants and outside directors, as applicable, under or in connection with the Company’s 1997 Stock Incentive Plan, as amended and restated, the Company’s 2003 Equity Incentive Plan, as amended and restated, and the Company’s Amended and Restated Management Incentive Plan. The amendments added additional performance-based criteria to the vesting provisions and made minor other conforming changes, including to make consistent among the several forms the vesting provisions in the case of a participant’s death or disability or a change in control of the Company. The foregoing summary is qualified in its entirety by reference to the full text of each of the form agreements, a copy of each of which is attached hereto as an exhibit and is incorporated herein by reference thereto.
PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders.

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
Code of Ethics
Our Board of Directors has adopted a code of ethics for our senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is available on our website at www.heska.com under the Corporate Governance section under the Investor Relations section under the "Company" tab. We intend to disclose any amendments to or waivers from the code of ethics at that location.
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
Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2016, including the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	829,617	$23.20	449,950
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	829,617	$23.20	449,950

(1)	Excluding outstanding options to purchase an aggregate of 0.5 fractional shares resulting from our December 2010 reverse stock split.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Exhibit Number	Notes	Description of Document
3(i)	(13)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(13)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(13)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(28)	Amended and Restated Bylaws of the Registrant, as amended.
3(vi)	(13)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.4*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.5*		1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.6*		1997 Stock Incentive Plan Outside Directors Option Agreement.
10.7*	(9)	2003 Equity Incentive Plan, as amended and restated.
10.8*		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.9*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.10*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.11*		2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.12*		2003 Equity Incentive Plan Outside Directors Option Agreement.

10.13*	(21)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.14*	(20)	Amended and Restated Management Incentive Plan Master Document.
10.15*		Director Compensation Policy.
10.16*	(7)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.17*	(17)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(17)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(20)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.20*	(3)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(7)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(6)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.23*	(7)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(10)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.25*	(6)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.26*	(7)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.27*	(17)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.28*	(13)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*	(20)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.30*	(13)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*	(20)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.32*	(25)	Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.33	(4)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.34	(5)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.35	(5)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.36	(12)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.37+	(6)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.

10.38+	(7)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.39+	(7)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.40	(7)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.41+	(8)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.42+	(9)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.43+	(11)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.
10.44+	(11)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.45+	(12)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.46+	(12)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.47+	(13)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.48+	(16)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.49+	(19)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.

10.50+	(25)
Thirteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated December 21, 2015.

10.51+	(28)
Fourteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 31, 2016.

10.52+	(28)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated October 25, 2016.

10.53+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.54+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.55	(9)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.

10.56+	(6)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.57+	(8)
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

10.58+	(10)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.59+	(14)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.
10.60+	(18)
Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.

10.61+	(6)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.62+	(9)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.63+	(13)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.64+	(16)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.65+	(17)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.66+	(26)	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.67+	(18)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.

10.68	(21)	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.73+	(13)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.74	(27)	Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.75+	(13)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.76	(23)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.77	(27)	Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.

10.78+	(15)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.79+	(22)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.80+	(22)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.81+	(25)	Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.82	(24)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 14, 2016.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(13)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(15)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(16)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(18)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(19)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.
(20)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(21)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(22)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(24)	Filed with the Registrants' Form 8-K on March 15, 2016.
(25)	Filed with the Registrants' Form 10-K for the year ended December 31, 2015.
(26)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2016.
(27)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2016.
(28)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2016.

Item 16.	Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2017.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John McMahon his or her true and lawful attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all of said attorney-in-fact or their substitute may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2017
/s/ JOHN MCMAHON John McMahon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017
/s/ SHARON L. LARSON Sharon L. Larson	Chair	March 3, 2017
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 3, 2017
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	March 3, 2017
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	March 3, 2017
/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 3, 2017

 Exhibit Index

Exhibit Number	Notes	Description of Document
3(i)	(13)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(13)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(13)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(28)	Amended and Restated Bylaws of the Registrant, as amended.
3(vi)	(13)	Amended and Restated Operating Agreement of Heska Imaging US, LLC.
10.1*		1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*		1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.4*		1997 Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.5*		1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.6*		1997 Stock Incentive Plan Outside Directors Option Agreement.
10.7*	(9)	2003 Equity Incentive Plan, as amended and restated.
10.8*		2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.9*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.10*		2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.11*		2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.12*		2003 Equity Incentive Plan Outside Directors Option Agreement.
10.13*	(21)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.14*	(20)	Amended and Restated Management Incentive Plan Master Document.
10.15*		Director Compensation Policy.
10.16*	(7)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.17*	(17)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.18*	(17)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(20)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.20*	(3)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.21*	(7)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.22*	(6)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.

10.23*	(7)	Amendment to Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of January 1, 2008.
10.24*	(10)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.25*	(6)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.26*	(7)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.27*	(17)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.28*	(13)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.29*	(20)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.30*	(13)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.31*	(20)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.32*	(25)	Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.33	(4)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.34	(5)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.35	(5)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.36	(12)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.37+	(6)	Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Business Credit, Inc., dated December 30, 2005.
10.38+	(7)	First Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 5, 2006.
10.39+	(7)	Second Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated July 20, 2007.
10.40	(7)	Third Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2007.
10.41+	(8)
Fourth and Fifth Amendments to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated October 16, 2008.

10.42+	(9)	Sixth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 30, 2008.
10.43+	(11)	Seventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 30, 2009.

10.44+	(11)	Eighth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 15, 2010.
10.45+	(12)	Ninth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated December 21, 2011.
10.46+	(12)	Tenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated February 9, 2012.
10.47+	(13)	Eleventh Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc. and Wells Fargo Bank, National Association, dated November 5, 2012.
10.48+	(16)
Twelfth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 13, 2013.

10.49+	(19)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated September 17, 2014.

10.50+	(25)
Thirteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated December 21, 2015.

10.51+	(28)
Fourteenth Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc, Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated August 31, 2016.

10.52+	(28)
Letter Amendment to Third Amended and Restated Credit and Security Agreement between Registrant, Diamond Animal Health, Inc., Heska Imaging US, LLC and Wells Fargo Bank, National Association, dated October 25, 2016.

10.53+	(1)	Product Supply Agreement between Registrant and Quidel Corporation, effective as of July 3, 1997.
10.54+	(2)	First Amendment to Product Supply Agreement between Registrant and Quidel Corporation, effective as of March 15, 1999.
10.55	(9)	Letter Amendment to Product Supply Agreement between Registrant and Quidel Corporation dated July 7, 2004.
10.56+	(6)
Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 17, 2003; Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated June 1, 2004; and Letter Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, dated December 31, 2004.

10.57+	(8)
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

10.58+	(10)	Seventh Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of June 1, 2011.
10.59+	(14)	Eighth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2013.

10.60+	(18)
Ninth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of January 1, 2014; and Tenth Amendment to Supply and Distribution Agreement between Registrant and Boule Medical AB, effective as of July 11, 2014.

10.61+	(6)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.62+	(9)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.63+	(13)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.64+	(16)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.65+	(17)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.66+	(26)	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.67+	(18)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2014.

10.68	(21)	Second Amendment to Clinical Chemistry Analyzer Agreement, effective as of April 1, 2015.
10.73+	(13)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.74	(27)	Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.75+	(13)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.76	(23)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.77	(27)	Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.78+	(15)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.79+	(22)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.80+	(22)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.81+	(25)	Agreement and Plan of Merger among Heska Corporation, Cuattro Veterinary, LLC, Kevin S. Wilson, Cuattro LLC, Lane Naffziger, Clint Roth, DVM and Doug G. Wilson, III, dated as of March 14, 2016.
10.82	(24)	Letter Agreement between Heska Imaging US, LLC and Cuattro Veterinary, LLC, dated as of March 14, 2016.
21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2001.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2008.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2011.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(13)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2013.
(15)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(16)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(18)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(19)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2014.
(20)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(21)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(22)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(24)	Filed with the Registrants' Form 8-K on March 15, 2016.
(25)	Filed with the Registrants' Form 10-K for the year ended December 31, 2015.
(26)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2016.
(27)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2016.
(28)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2016.