Form 10-Q
period 2017-03-31
HESKA CORP
filed 2017-05-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,116,016 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 3, 2017.

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

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,183	$10,794
Accounts receivable, net of allowance for doubtful accounts of $275 and $237, respectively	14,197	20,857
Due from – related parties	115	100
Inventories, net	24,920	20,395
Other current assets	3,499	3,127
Total current assets	54,914	55,273
Property and equipment, net	16,358	16,581
Goodwill	26,663	26,647
Other intangible assets, net	2,249	2,346
Deferred tax asset, net	22,582	21,122
Other non-current assets	10,799	8,875
Total assets	$133,565	$130,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,669	$7,154
Accrued liabilities	6,259	6,469
Current portion of deferred revenue	3,489	3,439
Obligation to purchase minority interest	13,757	14,602
Line of credit and other short-term borrowings	819	750
Total current liabilities	29,993	32,414
Deferred revenue, net of current portion, and other	10,874	11,455
Total liabilities	40,867	43,869
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Traditional common stock, $.01 par value, 9,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 9,000,000 shares authorized, 7,093,881 and 7,026,051 shares issued and outstanding, respectively	71	70
Additional paid-in capital	239,998	238,635
Accumulated other comprehensive income	153	97
Accumulated deficit	(147,524)	(151,827)
Total stockholders' equity	92,698	86,975
Total liabilities and stockholders' equity	$133,565	$130,844

See accompanying notes to condensed consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Core companion animal health	$24,607	$23,434
Other vaccines, pharmaceuticals and products	5,775	3,712
Total revenue, net	30,382	27,146

Cost of revenue	17,173	15,704

Gross profit	13,209	11,442

Operating expenses:
Selling and marketing	6,100	5,619
Research and development	530	575
General and administrative	3,791	3,278
Total operating expenses	10,421	9,472
Operating income	2,788	1,970
Interest and other income, net	(62)	(133)
Income before income taxes	2,850	2,103
Income tax expense (benefit):
Current income tax expense:	7	74
Deferred income tax expense (benefit)	(1,460)	582
Total income tax expense (benefit)	(1,453)	656

Net income	4,303	1,447
Net income (loss) attributable to non-controlling interest	(304)	261
Net income attributable to Heska Corporation	$4,607	$1,186

Basic earnings per share attributable to Heska Corporation	$0.66	$0.18
Diluted earnings per share attributable to Heska Corporation	$0.61	$0.17

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,011	6,496
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,594	7,164

See accompanying notes to condensed consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$4,303	$1,447
Other comprehensive income:
Sale of equity investment	—	(90)
Foreign currency translation	56	89
Comprehensive income	4,359	1,446

Comprehensive income (loss) attributable to non-controlling interest	(304)	261
Comprehensive income attributable to Heska Corporation	$4,663	$1,185

See accompanying notes to condensed consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,303	$1,447
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,092	1,096
Deferred tax expense (benefit)	(1,460)	582
Stock based compensation	691	527
Unrealized benefit on foreign currency translation	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	6,937	2,429
Inventories	(4,429)	(3,538)
Other current assets	(357)	323
Accounts payable	(1,486)	(1,683)
Accrued liabilities and other	(487)	1,229
Other non-current assets	(2,030)	(1,250)
Deferred revenue and other	(447)	(1,798)
Net cash provided by (used in) operating activities	2,326	(637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchases of property and equipment	(875)	(905)
Proceeds from disposition of property and equipment	—	95
Net cash used in investing activities	(875)	(695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of distributions	713	220
Re-purchase of equity instruments	(860)	(187)
Proceeds from line of credit borrowings	7,970	7,841
Re-payments to line of credit borrowings	(7,862)	(7,186)
Repayments of other debt	(64)	(128)
Net cash provided by (used in) financing activities	(103)	560
EFFECT OF EXCHANGE RATE CHANGES ON CASH	41	62
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,389	(710)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,794	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,183	$6,180

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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2017, and the results of our operations and cash flows for the three months ended March 31, 2017 and 2016 .
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other financial information filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options, determining the value of the obligation to purchase the minority interest and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
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

2.    ACQUISITIONS AND RELATED PARTY ITEMS
Cuattro Veterinary, LLC
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
Cuattro Veterinary USA, LLC
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC. The remaining minority position (45.4%) in US Imaging was subject to purchase by Heska under performance-based puts and calls following the audit of our financial statements for 2016 and 2017. The required performance criteria were met in 2016, we were given notice on March 3, 2017 that the put option was being exercised and we have 90 days from receipt of that notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment"). We intend to deliver the Put Payment in cash and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash. While we have the right to deliver up to 55% of the

--8-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value at the time of notice (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $13.8 million for financial reporting purposes, which contemplates our delivery of 100% of the Put Payment consideration in cash, we reserve the right to deliver stock up to the contractual agreed upon limit if we are able to deliver any stock based on the Delivery Stock Value at the time of closing, as discussed above. The estimated Put Payment value of $13.8 million is listed as "Obligation to purchase minority interest" on the Company's consolidated balance sheets as of March 31, 2017 and December 31, 2016.
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
Related Party Activities
Cuattro, LLC charged Global Imaging $3.9 million during the three months ended March 31, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged US Imaging $1.7 million during the three months ended March 31, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $34 thousand during the three months ended March 31, 2017, primarily related to facility usage and other services.
At March 31, 2017, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, the note receivable was assumed as part of the Company's acquisition of International Imaging. At March 31, 2017, Heska Corporation had accounts receivable from US Imaging of $7.6 million including accrued interest and $0.2 million from International Imaging, respectively which eliminates in consolidation of the Company's financial statements; Global Imaging, US Imaging and Heska Corporation had net prepaid receivables from Cuattro, LLC of $92 thousand, $12 thousand, $11 thousand, respectively, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from US Imaging of $0.7 million which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

--9-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    INCOME TAXES

Our total income tax expense (benefit) and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$2,850	$2,103
Total income tax expense (benefit)	(1,453)	656
Effective tax rate	(51.0)%	31.2%
We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The rate in the three months ended March 31, 2017 benefited from stock-based compensation excess tax benefits of $2.5 million which are now recorded as income tax expense or benefit in accordance with our policy.
There were no cash payments for income taxes for the three months ended March 31, 2017 and there were $5 thousand cash paid for income taxes for the three month period ended March 31, 2016.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Heska Corporation	$4,607	$1,186

Basic weighted-average common shares outstanding	7,011	6,496
Assumed exercise of dilutive stock options and restricted stock units	583	668
Diluted weighted-average common shares outstanding	7,594	7,164

Basic earnings per share attributable to Heska Corporation	$0.66	$0.18
Diluted earnings per share attributable to Heska Corporation	$0.61	$0.17

--10-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	110	120
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2017 (in thousands):

Carrying amount, December 31, 2016	$26,647
Foreign currency adjustments	16
Carrying amount, March 31, 2017	$26,663

Other intangibles consists of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Gross carrying amount	$2,622	$2,622
Accumulated amortization	(373)	(276)
Net carrying amount	$2,249	$2,346

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$97	$3

Estimated amortization expense related to intangibles for each of the five years from 2017 (remaining) through 2021 and thereafter is as follows (in thousands):

Year Ending December 31,
2017 (remaining)	291
2018	388
2019	388
2020	388
2021	384
Thereafter	410
$2,249

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	37,403	36,588
Leasehold and building improvements	7,794	7,662
Construction in progress	1,485	1,655
	49,927	49,150
Less accumulated depreciation	(33,569)	(32,569)
Total property and equipment, net	$16,358	$16,581
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $0.1 million and $1.8 million for the three months ended March 31, 2017 and the annual period ended December 31, 2016, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met its obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. Since the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $0.3 million of net property and equipment related to these transactions as of both March 31, 2017 and December 31, 2016, all related to the Company's 54.6%-owned subsidiary, US Imaging.
Depreciation expense for property and equipment was $1.0 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories, net consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$12,646	$10,807
Work in process	3,948	3,820
Finished goods	9,670	7,087
Allowance for excess or obsolete inventory	(1,344)	(1,319)
Total inventory, net	$24,920	$20,395
8.    ACCRUED LIABILITIES
Accrued liabilities consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued purchases	$1,377	$664
Accrued payroll and employee benefits	1,267	2,166
Accrued property taxes	367	748
Other	3,248	2,891
Total accrued liabilities	$6,259	$6,469
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions for options granted in the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.87%	1.45%
Expected lives	4.9 years	4.5 years
Expected volatility	40%	41%
Expected dividend yield	0%	0%

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	829,617	$23.203	940,610	$14.163
Granted at Market	300	$81.000	129,855	$67.706
Canceled	(30)	$6.230	(463)	$14.881
Exercised	(75,566)	$8.629	(240,385)	$11.886
Outstanding at end of period	754,321	$24.687	829,617	$23.203
Exercisable at end of period	491,797	$13.882	532,703	$12.140
The total estimated fair value of stock options granted during the three months ended March 31, 2017 and 2016 was computed to be approximately $9 thousand and $11 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the three months ended March 31, 2017 and 2016 was computed to be approximately $30.20 and $10.93, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $6.3 million and $0.1 million, respectively. The cash proceeds from options exercised during the three months ended March 31, 2017 and 2016 was $0.6 million and $62 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2017, excluding outstanding options to purchase an aggregate of 0.5 fractional shares resulting from our December 2010 1-for-10 reverse stock split with a weighted average remaining contractual life of 0.09 years, at an exercise price of $22.50. We intend to issue whole shares only from option exercises.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2017	Weighted Average Exercise Price
$ 4.40 - $ 6.90	115,744	3.56	$5.599	115,019	$5.595
$ 6.91 - $ 8.34	158,542	6.58	$7.451	127,207	$7.471
$ 8.35 - $18.13	190,798	6.50	$13.142	147,027	$11.752
$18.14 - $39.76	178,530	7.67	$34.903	95,695	$31.424
$39.77 - $81.00	110,707	9.75	$72.748	6,849	$72.713
$ 4.40 - $81.00	754,321	6.82	$24.687	491,797	$13.882
As of March 31, 2017, there was approximately $4.0 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.72 years, with all cost to be recognized by the end of February 2021, assuming all options vest according to the vesting schedules in place at March 31, 2017. As of March 31, 2017, the aggregate intrinsic value of

--14-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding options was approximately $60.6 million and the aggregate intrinsic value of exercisable options was approximately $44.8 million.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended March 31, 2017 and 2016, we issued 3,204 and 5,885 shares under the ESPP, respectively.
For the three months ended March 31, 2017 and 2016, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	0.64%	0.51%
Expected lives	1.2 years	1.2 years
Expected volatility	45%	41%
Expected dividend yield	0%	0%
For the three months ended March 31, 2017 and 2016, the weighted-average fair value of the purchase rights granted was $13.41 and $6.29 per share, respectively.
Restricted Stock Issuance
On March 26, 2014, we issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. As of March 26, 2017, all tranches have vested.
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
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). Of these, 14,629 vested (371 were forfeited) and 4,133 were withheld for tax. The 2016 MIP Grants vested during the three months ended March 31, 2017, subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement.

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
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consists of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Total accumulated other comprehensive income
Balances at December 31, 2016	$(501)	$598	$97
Current period other comprehensive income (loss)	—	56	56
Balances at March 31, 2017	$(501)	$654	$153
11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended March 31, 2017 and 2016, royalties of $0.1 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.6 million in 2017 and $0.3 million in 2018.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend ourselves vigorously in this matter. As of March 31, 2017, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.4 million at both March 31, 2017 and December 31, 2016.
12.    INTEREST AND OTHER INCOME, NET
Interest and other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$(38)	$(33)
Interest expense	24	38
Other income, net	(48)	(138)
Total interest and other income, net	$(62)	$(133)
Cash paid for interest for the three months ended March 31, 2017 and 2016 was $15 thousand and $18 thousand, respectively.
13.    CREDIT FACILITY
At March 31, 2017, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At March 31, 2017 and December 31, 2016, respectively, we had $0.8 million borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. We were in compliance with all financial covenants as of March 31, 2017 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $9.7 million.
14.    SEGMENT REPORTING
The Company consists of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes diagnostic instruments and supplies, as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. The CCA segment also includes digital radiography and ultrasound products along with embedded software and support, data hosting and other services from US Imaging and International Imaging. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

--17-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended March 31, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$24,607	$5,775	$30,382
Operating income	1,114	1,674	2,788
Income before income taxes	1,214	1,636	2,850
Capital purchases	444	431	875
Depreciation and amortization	845	247	1,092

Three Months Ended March 31, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$23,434	$3,712	$27,146
Operating income	1,758	212	1,970
Income before income taxes	1,808	295	2,103
Capital purchases	397	508	905
Depreciation and amortization	897	199	1,096

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$27,721	$25,650
Europe	912	553
Canada	522	365
Other International	1,227	578
Total	$30,382	$27,146

Asset information by reportable segment as of March 31, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$112,684	$20,881	$133,565
Net assets	72,159	20,539	92,698

Asset information by reportable segment as of December 31, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$110,995	$19,849	$130,844
Net assets	68,072	18,903	86,975

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by principal geographic areas were as follows (in thousands):

	March 31,	December 31,
	2017	2016
United States	$130,164	$127,827
Europe	3,401	3,017
Total	$133,565	$130,844

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 3, 2017 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
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
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended March 31, 2017 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.
Blood testing and other non-imaging instruments and consumable supplies represented approximately 39% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 28% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 11% of our LTM revenue was from instrument revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument

--19-

for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 35% of our LTM revenue.
Imaging hardware, software and services represented approximately 21% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. With our acquisition of Cuattro Veterinary, LLC, subsequently renamed Heska Imaging International, LLC, we now sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 22% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Combined revenue from heartworm-related products and allergy-related products represented 21% of our LTM revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Intervet Inc., d/b/a Merck Animal Health ("Merck Animal Health"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 60% and 40%, respectively, of CCA LTM revenue.
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
Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We

-20

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
The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$30,382	$27,146
Gross profit	13,209	11,442
Operating expenses	10,421	9,472
Operating income	2,788	1,970
Interest and other income, net	(62)	(133)
Income before income taxes	2,850	2,103
Income tax expense (benefit)	(1,453)	656
Net income	4,303	1,447
Net income (loss) attributable to non-controlling interest	(304)	261
Net income attributable to Heska Corporation	$4,607	$1,186
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our unaudited condensed consolidated statements of income:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Gross profit	43.5%	42.1%
Operating expenses	34.3%	34.9%
Operating income	9.2%	7.3%
Interest and income, net	(0.2)%	(0.5)%
Income before income taxes	9.4%	7.7%
Income tax expense (benefit)	(4.8)%	2.4%
Net income	14.2%	5.3%
Net income (loss) attributable to non-controlling interest	(1.0)%	1.0%
Net income attributable to Heska Corporation	15.2%	4.4%

-21

Revenue
Total revenue increased 12% to $30.4 million in the three months ended March 31, 2017, compared to $27.1 million in the three months ended March 31, 2016.
CCA segment revenue increased 5% to $24.6 million in the three months ended March 31, 2017, compared to $23.4 million in the three months ended March 31, 2016. The increase was driven by a 22% increase in revenue from core blood diagnostics subscriptions, equipment and consumables, partially offset by a 26% decrease in revenue from sales of our imaging products.
OVP segment revenue increased 56% to $5.8 million in the three months ended March 31, 2017, compared to $3.7 million in the three months ended March 31, 2016. The increase was driven primarily by increased revenue from sales under our agreement with Elanco.
Gross Profit
Gross profit increased 15% to $13.2 million in the three months ended March 31, 2017, compared to $11.4 million in the three months ended March 31, 2016.  Gross Margin, which is gross profit divided by total revenue, increased to 43.5% in the three months ended March 31, 2017, compared to 42.1% in the three months ended March 31, 2016. The increase in gross profit was driven primarily by a 12% increase in sales, while the increase in gross margin percentage was driven primarily by favorable product mix in our OVP segment.
Operating Expenses
Selling and marketing expenses increased 9% to $6.1 million in the three months ended March 31, 2017, compared to $5.6 million in the three months ended March 31, 2016. The increase was driven primarily by increased sales compensation on higher revenue from our core blood diagnostics instruments and consumables.
Research and development expenses decreased 8% to $0.5 million in the three months ended March 31, 2017, compared to $0.6 million in the three months ended March 31, 2016. The decrease was driven primarily by a slight decline in the purchase of general supplies.
General and administrative expenses increased 16% to $3.8 million in the three months ended March 31, 2017, compared to $3.3 million in the three months ended March 31, 2016. The increase was driven primarily by increases in personnel costs, stock compensation expense and general consulting services.
Interest and Other Income, net
Interest and other income, net, was $62 thousand in the three months ended March 31, 2017, compared to $133 thousand in the three months ended March 31, 2016. This line item can be broken into the following components: net interest income or expense, net foreign currency gains and losses and other income or expense. Net interest was income of $14 thousand in the three months ended March 31, 2017, compared to an expense of $5 thousand in the three months ended March 31, 2016. Net foreign currency gain was $41 thousand in the three months ended March 31, 2017, compared to a net foreign currency gain of $46 thousand in the three months ended March 31, 2016. The net currency fluctuations were driven by the impact of exchange rates between the Euro and the Swiss Franc, which is the functional currency of our Swiss subsidiary. Other income was $7 thousand in the three months ended March 31, 2017, compared to other income of $92 thousand in the three months ended March 31, 2016. The decrease was driven primarily by the sale of an equity investment that occurred in the first quarter of 2016.

--22-

Income Tax Expense (Benefit)
In the three months ended March 31, 2017, we had a total income tax benefit of $1.5 million, including a $1.5 million domestic deferred income tax benefit and a $7 thousand current income tax expense. In the three months ended March 31, 2016, we had total income tax expense of $0.7 million, including $0.6 million in domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position, and $0.1 million in current income tax expense. The rate in the three months ended March 31, 2017 benefited from stock-based compensation excess tax benefits of $2.5 million which are now recorded as income tax expense or benefit in accordance with our policy.
Net Income attributable to Heska Corporation
Net income attributable to Heska Corporation was $4.6 million for the three months ended March 31, 2017, compared to net income attributable to Heska Corporation of $1.2 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which was a loss of $0.3 million in the three months ended March 31, 2017, compared to a gain of $0.3 million in the three months ended March 31, 2016.
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

For the three months ended March 31, 2017, we had net income of $4.3 million and net cash provided by operations of $2.3 million. At March 31, 2017, we had $12.2 million of cash and cash equivalents and working capital of $24.9 million.
At March 31, 2017, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which has a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At March 31, 2017, we had $0.8 million borrowings outstanding on this line of credit. Our ability to borrow under this line of credit varies based upon available cash, eligible accounts receivable and eligible inventory. Any interest on borrowings due is to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. There is an annual minimum interest charge of $75 thousand under the agreement. We are required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant is based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement. We were in compliance with all financial covenants as of March 31, 2017 and our available borrowing capacity based upon eligible accounts receivable and eligible inventory under our revolving line of credit was approximately $9.7 million.

--23-

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,326	$(637)
Net cash used in investing activities	(875)	(695)
Net cash provided by (used in) financing activities	(103)	560
Effect of currency translation on cash	41	62
Increase (decrease) in cash and cash equivalents	1,389	(710)
Cash and cash equivalents, beginning of the period	10,794	6,890
Cash and cash equivalents, end of the period	$12,183	$6,180
Net cash provided by operating activities was $2.3 million in the three months ended March 31, 2017, compared to net cash used in operating activities of $0.6 million in the three months ended March 31, 2016, a favorable increase of approximately $3.0 million. The increase in cash provided by operations was driven primarily by $4.5 million increase in cash provided by accounts receivable, a $2.9 million increase in net income, a $1.4 million increase in cash provided by deferred revenue and other non-current assets, a $0.2 million decrease in cash used for accounts payable and a $0.2 million increase in stock compensation expense, partially offset by a $2.0 million unfavorable change in our deferred tax asset, a $1.7 million increase in cash used in accrued liabilities and other non-current liabilities, a $1.6 million increase in cash used for inventory and other current assets and a $0.8 million increase in cash used in other non-current assets.
Net cash used in investing activities was $0.9 million in the three months ended March 31, 2017, compared to net cash used in investing activities of $0.7 million in the three months ended March 31, 2016, an unfavorable increase of approximately $0.2 million. The unfavorable increase was driven primarily by proceeds from the disposition of property and equipment and the sale of an equity investment that both occurred in the first quarter of 2016.
Net cash used in financing activities was $0.1 million in the three months ended March 31, 2017, compared to net cash provided by financing activities of $0.6 million in the three months ended March 31, 2016, which represented a $0.7 million increase in cash used by financing activities. The change was driven primarily by a net increase in repayments of borrowings from our line of credit.
Under the Amended and Restated Operating Agreement of US Imaging (the "Operating Agreement"), should US Imaging meet certain performance criteria, the Imaging Minority had been granted a put option to sell us all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016 or 2017. The required performance criteria were met in 2016, we were given notice on March 3, 2017 that the put option was being exercised and we have 90 days from receipt of that notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment"). We intend to deliver the Put Payment in cash and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value at the time of notice (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $13.8 million for financial reporting purposes, which contemplates our delivery of 100% of the Put Payment consideration in cash, we reserve the right to deliver stock up to the contractual agreed upon limit if we are able to deliver any stock based on the Delivery Stock Value at the time of closing, as discussed above. The estimated Put Payment value of $13.8 million is listed as "Obligation to purchase minority interest" on the Company's consolidated balance sheets as of March 31, 2017 and December 31, 2016.
At March 31, 2017, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, the note receivable was assumed as part of the Company's acquisition of International Imaging. At March 31, 2017, Heska Corporation had accounts receivable from US Imaging of $7.6 million including accrued interest and $0.2 million accounts receivable from International Imaging, respectively which eliminates in consolidation of the Company's financial statements; Global Imaging, US Imaging and Heska Corporation had net prepaid receivables from Cuattro, LLC of $92 thousand, $12 thousand, $11 thousand, respectively, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from US Imaging of $0.7 million which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.
At March 31, 2017, we had other borrowings outstanding totaling $39 thousand, all of which were obligations of a US Imaging loan from De Lage Landen Financial Services, Inc. ("DLL"). The note bears an interest rate of 6% per annum and is due in equal monthly payments, including principal and interest, of $13 thousand through June 2017. The note may be prepaid prior to maturity, but is subject to a surcharge in such a circumstance. Principal associated with these borrowings of approximately $39 thousand is listed as "Other short term borrowings" on our consolidated balance sheets as it is due within a year.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $21 thousand to a $41 thousand positive impact in the three months ended March 31, 2017, compared to a $62 thousand positive impact in the three months ended March 31, 2016. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of these unaudited Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, include estimates for revenue recognition, allowances for doubtful accounts, accounting for income taxes, the value of our non-controlling interest and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the unaudited Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
Interest Rate Risk
At March 31, 2017, there were $0.8 million outstanding borrowings on our line of credit with Wells Fargo. We had approximately $12.2 million of cash and cash equivalents at March 31, 2017, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on March 31, 2017. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase in interest rates would have an approximate $114 thousand negative impact on our pre-tax earnings based on our outstanding balances as of March 31, 2017.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on March 31, 2017.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. We also have entered into contracts for which payments are adjusted for changes in foreign currency rates, including the Chinese Yuan. Based on our results of operations for the twelve months ending March 31, 2017, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of March 31, 2017 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of income, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, would be a resulting gain/loss in operating income of approximately $448 thousand and a currency loss/gain of $443 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $30 thousand and a currency gain/loss of $416 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating income of approximately $386 thousand and a currency loss/gain of $851 thousand, and if all other currencies were to strengthen/weaken by 25% against the Yuan, the resulting loss/gain in operating income would be approximately $147 thousand, but no resulting currency loss/gain.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of March 31, 2017, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Under the Amended and Restated Operating Agreement of Heska Imaging (the "Operating Agreement"), should Heska Imaging ("US Imaging") meet certain performance criteria, the unit holders who hold 45.4% of US Imaging that we do not own (the "Imaging Minority") had been granted a put option to sell us all of the Imaging Minority's position in US Imaging following the audit of our financial statements for 2016 or 2017. The required performance criteria was met and we consider notice given on March 3, 2017 that the put option is being exercised. We have 90 days from the receipt of notice to deliver payment (any applicable payment in aggregate to be defined as the "Put Payment") for the Imaging Minority’s position. We intend to deliver the Put Payment in cash and obtain the Imaging Minority’s position in US Imaging on May 31, 2017. Based on US Imaging’s 2016 financial performance, the Put Payment is to be for a value of $13.8 million if we deliver all cash. While we have the right to deliver up to 55% of the consideration in our Public Common Stock under certain circumstances, such stock is to be valued based on 90% of market value at the time of notice (the "Delivery Stock Value") and is limited to approximately 650 thousand shares in any case. If the Delivery Stock Value per share is less than the market value per share of our Public Common Stock at the time of the Acquisition, we do not have the right to deliver any Public Common Stock as consideration. While we have reported the Put Payment at $13.8 million for financial reporting purposes, which contemplates our delivery of 100% of the Put Payment consideration in cash, we reserve the right to deliver stock up to the contractually agreed upon limit if we are able to deliver any stock based on the Delivery Stock Value at the time of closing, as discussed above. If we are unable to deliver any stock for the Put Payment, it would likely put a strain on our financial position and require us to use our line of credit or raise additional capital and would likely limit our ability to pursue acquisitions and other strategic development activities. There is no guarantee that our line of credit will be available in all circumstances or that additional capital will be available if needed on reasonable terms, if at all.

Under the terms of the Operating Agreement, US Imaging is to be managed by a three-person board of managers, two of which are to be appointed by Heska Corporation and one of which is to be appointed by Kevin S. Wilson, a founder of Heska Imaging who has also been Heska Corporation's Chief Executive Officer and President since March 31, 2014. The current board of managers consists of Mr. Wilson, Jason A. Napolitano, Heska Corporation's Chief Operating Officer, Chief Strategist and Secretary and Nancy Wisnewski, Ph.D., Heska Corporation's Executive Vice President, Diagnostic Operations & Product Development. Until the earlier of (1) our acquiring 100% of the units of US Imaging pursuant to the puts and/or calls discussed above or (2) the sixth anniversary of the Acquisition, US Imaging may only take the following actions, among others, by unanimous consent of the board of managers: (i) issue securities, (ii) incur, guarantee, prepay, refinance, renew, modify or extend debt, (iii) enter into material contracts, (iv) hire or terminate an officer or amend the terms of their employment, (v) make a distribution other than a tax or liquidation distribution, (vi) enter into a material acquisition or disposition arrangement or a merger, (vii) lease or acquire an interest in real property, (viii) convert or reorganize US Imaging, or (ix) amend its certificate of formation or the Operating Agreement. This unanimous consent provision may hinder our ability to optimize the value of our investment in US Imaging in certain circumstances. We made a distribution payment required under the Operating Agreement related to the profitability of US Imaging since January 1, 2013 (the "Distribution Payment") on April 3, 2017.

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
Cuattro, LLC charged Global Imaging $3.9 million during the three months ended March 31, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged US Imaging $1.7 million during the three months ended March 31, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $34 thousand during the three months ended March 31, 2017, primarily related to facility usage and other services.
At March 31, 2017, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which is due on June 15, 2019 and which eliminates in consolidation of the Company's financial statements. This note was previously listed as "Note receivable – related party" on the Company's consolidated balance sheets and, as discussed above, the note receivable was assumed as part of the Company's acquisition of International Imaging. At March 31, 2017, Heska Corporation had accounts receivable from US Imaging of $7.6 million including accrued interest and $0.2 million accounts receivable from International Imaging, respectively which eliminates in consolidation of the Company's financial statements; Global Imaging, US Imaging and Heska Corporation had net prepaid receivables from Cuattro, LLC of $92 thousand, $12 thousand, $11 thousand, respectively, which is included in "Due from – related parties" on the Company's consolidated balance sheets; Global Imaging had net prepaid receivables from US Imaging of $0.7 million which eliminates in consolidation of the Company's financial statements; all monies owed accrue interest at the same interest rate Heska Corporation pays under its credit and security agreement with Wells Fargo Bank, National Association ("Wells Fargo") once past due with the exception of the note receivable, which accrues at this rate to its maturity date.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our LTM revenue are FUJIFILM Corporation and Cuattro, LLC. Neither of these suppliers sold us products which were responsible for more than 25% of our LTM revenue, although products purchased from one of these suppliers was responsible for more than 20% of our LTM revenue and products purchased from another was responsible for more than 15% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13% and 14% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 10% and 13% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Revenue from Eli Lilly entities, including Elanco, represented approximately 11% and 10% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2017 or 2016.

Henry Schein represented 12% and 16% of our consolidated accounts receivable at March 31, 2017 and December 31, 2016, respectively. Merck entities represented approximately 8% and 11% of our consolidated accounts receivable at March 31, 2017 and December 31, 2016 respectively. Eli Lilly entities, including Elanco, represented approximately 15% and 15% of our consolidated accounts receivable at March 31, 2017 and December 31, 2016, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at March 31, 2017 or December 31, 2016.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended March 31, 2017, the closing stock price of our Public Common Stock has ranged from a low of $27.05 to a high of $104.98. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

The success of any acquisition will depend on, among other things, our ability to integrate assets and personnel acquired in such a transaction and to apply our internal controls process to such an acquired business. The integration of acquisitions may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected. Furthermore, it is possible we will use management time and resources to pursue opportunities we ultimately are unable or decide not to consummate, in which case, we may not be able to utilize such management time and resources on what may have proved to be more productive matters in other areas of our business.

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

We have less than 300 holders of record, which would allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on the Nasdaq Capital Market.

We have less than 300 holders of record as of our latest information, a fact which would make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Capital Market, which we would expect to materially adversely affect the liquidity and market price for our common stock. The Nasdaq Capital Market has several additional quantitative and qualitative requirements a company must comply with to maintain its listing. While we believe, we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.7 million at March 31, 2017. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of March 31, 2017, we had an accumulated deficit of $147.5 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	—	$—	—	—
February 1 - February 28, 2017	4,133	81.00	—	—
March 1 - March 31, 2017	—	—	—	—
Total	4,133	$81.00	—	—

(1) Shares of Public Common Stock we purchased between January 1, 2017 and March 31, 2017 were solely for the cancellation of shares of restricted stock to pay withholding taxes.

Item 3.        Defaults Upon Senior Securities

None
Item 4.        Mine Safety Disclosures

Not applicable.
Item 5.        Other Information.
None.

Item 6.        Exhibits.

Exhibit Number	Notes	Description of Document
3.1		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

--43-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2017.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President
By: /s/ JOHN MCMAHON John McMahon Vice President, Chief Financial Officer

 Exhibit Index

Exhibit Number	Notes	Description of Document
3.1		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

