Form 10-Q
period 2017-06-30
HESKA CORP
filed 2017-08-04
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "small reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Small Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,226,070 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at August 2, 2017.

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

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,727	$10,794
Accounts receivable, net of allowance for doubtful accounts of $267 and $237, respectively	14,459	20,857
Due from – related parties	21	100
Inventories, net	26,068	20,395
Other current assets	3,713	3,127
Total current assets	47,988	55,273
Property and equipment, net	16,159	16,581
Goodwill	26,706	26,647
Other intangible assets, net	2,152	2,346
Deferred tax asset, net	21,052	21,122
Other non-current assets	12,352	8,875
Total assets	$126,409	$130,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,410	$7,154
Accrued liabilities	4,668	6,469
Current portion of deferred revenue	3,424	3,439
Obligation to purchase minority interest	—	14,602
Line of credit and other short-term borrowings	4,033	750
Total current liabilities	19,535	32,414
Deferred revenue, net of current portion, and other	10,299	11,455
Total liabilities	29,834	43,869
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Traditional common stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,000,000 shares authorized, 7,195,623 and 7,026,051 shares issued and outstanding, respectively	72	70
Additional paid-in capital	240,621	238,635
Accumulated other comprehensive income	267	97
Accumulated deficit	(144,385)	(151,827)
Total stockholders' equity	96,575	86,975
Total liabilities and stockholders' equity	$126,409	$130,844

See accompanying notes to condensed consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Core companion animal health	$27,021	$24,464	$51,629	$47,898
Other vaccines, pharmaceuticals and products	7,315	5,501	13,089	9,213
Total revenue, net	34,336	29,965	64,718	57,111

Cost of revenue	19,407	17,283	36,580	32,987

Gross profit	14,929	12,682	28,138	24,124

Operating expenses:
Selling and marketing	5,993	5,386	12,093	11,005
Research and development	445	523	975	1,098
General and administrative	3,931	3,217	7,722	6,495
Total operating expenses	10,369	9,126	20,790	18,598
Operating income	4,560	3,556	7,348	5,526
Interest and other expense (income), net	(118)	34	(180)	(99)
Income before income taxes	4,678	3,522	7,528	5,625
Income tax expense:
Current income tax expense	10	87	17	161
Deferred income tax expense	1,529	693	69	1,275
Total income tax expense	1,539	780	86	1,436

Net income	3,139	2,742	7,442	4,189
Net income (loss) attributable to non-controlling interest	(194)	220	(498)	482
Net income attributable to Heska Corporation	$3,333	$2,522	$7,940	$3,707

Basic earnings per share attributable to Heska Corporation	$0.47	$0.38	$1.14	$0.56
Diluted earnings per share attributable to Heska Corporation	$0.44	$0.35	$1.05	$0.51

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,069	6,695	6,967	6,641
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,632	7,249	7,570	7,206

See accompanying notes to condensed consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$3,139	$2,742	$7,442	$4,189
Other comprehensive income:
Sale of equity investment	—	—	—	(90)
Foreign currency translation	114	(47)	170	42
Comprehensive income	3,253	2,695	7,612	4,141

Comprehensive income (loss) attributable to non-controlling interest	(194)	220	(498)	482
Comprehensive income attributable to Heska Corporation	$3,447	$2,475	$8,110	$3,659

See accompanying notes to condensed consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,442	$4,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,192	2,211
Deferred tax expense	69	1,275
Stock based compensation	1,386	1,112
Unrealized benefit on foreign currency translation	20	(2)
Changes in operating assets and liabilities:
Accounts receivable	6,398	1,764
Inventories	(5,391)	(3,691)
Other current assets	(567)	363
Accounts payable	255	(1,725)
Accrued liabilities and other	(1,801)	(367)
Other non-current assets	(3,661)	(2,889)
Deferred revenue and other	(917)	(1,962)
Net cash provided by operating activities	5,425	278
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchase of minority interest	(13,757)	—
Purchases of property and equipment	(1,865)	(1,368)
Proceeds from disposition of property and equipment	—	405
Net cash used in investing activities	(15,622)	(848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,571	649
Repurchase of equity instruments	(860)	—
Distributions to non-controlling interest members	(954)	—
Proceeds from line of credit borrowings	26,051	15,886
Repayments of line of credit borrowings	(22,690)	(16,028)
Repayments of other debt	(79)	(180)
Net cash provided by financing activities	3,039	327
EFFECT OF EXCHANGE RATE CHANGES ON CASH	91	22
DECREASE IN CASH AND CASH EQUIVALENTS	(7,067)	(221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,794	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,727	$6,669

See accompanying notes to condensed consolidated financial statements.

--5-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell advanced veterinary diagnostic and specialty products. Our offerings include blood testing instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2017, and the results of our operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options, and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after

--6-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the adoption date.  Heska adopted the new guidance in its second quarter of fiscal year 2017 and will apply the guidance to any future changes to the terms or conditions of its share-based payment awards.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350):  Simplifying the Accounting for Goodwill Impairment,” to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  Heska plans to adopt the new guidance in its fourth quarter of fiscal year 2017 when it performs its annual goodwill impairment test as of December 15, 2017.  Heska does not expect the adoption of ASU 2017-04 to have a significant impact on the results of its goodwill impairment testing.
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.
Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period.  Upon adoption, Heska must elect to adopt either retrospectively to each prior reporting period presented (full retrospective method) or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application (modified retrospective method). Based on evaluation of the accounting impact of ASC 606 on our revenue streams, Heska has elected to adopt the modified retrospective method.
Heska assessed the impact that the future adoption of ASC 606 is expected to have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts and various revenue streams, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Heska is also performing a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018.
Based on Heska’s review of its customer contracts, Heska has determined that the timing of revenue recognition on the majority of its customer contracts will continue to be recognized as they are currently, generally upon shipment of products, consistent with Heska’s current revenue recognition model. While

--7-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Heska believes that the timing of revenue recognition is consistent with current practice, we are still evaluating the allocation of the standalone selling price of goods and services and this could have an impact on the amount of revenue recognized at a point in time versus over time. As such, Heska believes the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.
Heska generally expenses costs to obtain contracts (i.e. sales commissions) as a period expense for all contracts, despite the length of the arrangement.  ASC 606, states that "an asset recognized in accordance with the incremental costs of obtaining a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates." Because a significant number of Heska’s customers are under noncancelable contracts for periods extending beyond one year with the delivery of goods and services occurring throughout the duration, Heska anticipates recording an asset related to the prepayment of such contract acquisition costs.
In addition, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers, including significant judgments required.  Heska is currently evaluating potential changes to its processes for preparing required disclosures and to information systems that support the financial reporting process.
In addition, Heska is evaluating implications to the Company’s system of internal controls, relative to revenue recognition and the related revenue disclosures.

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
The Company recorded assets acquired and liabilities assumed at their estimated fair values. Intangible assets were valued based on a report from an independent third party.

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
Cuattro Veterinary USA, LLC
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC, which was subsequently renamed Heska Imaging US, LLC. The remaining minority position (45.4%) in US Imaging was subject to purchase by Heska under performance-based puts and calls following the audit of our financial statements for 2016 and 2017. The required performance criteria were met in 2016, we considered notice given on March 3, 2017 that the put option was being exercised and on May 31, 2017, we delivered $13.8 million in cash to obtain the remaining minority position in US Imaging.
Prior to the purchase of the minority position (the "Imaging Minority"), Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC owned approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively. Kevin S.

--9-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company. On April 3, 2017, and in accordance with the terms of its Operating Agreement, US Imaging distributed $2.1 million based on past operating performance, including $1.0 million to its minority interest members.
On June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").
Related Party Activities
Cuattro, LLC charged Heska Imaging $8.6 million during the six months ended June 30, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the Imaging Minority on June 1, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $67 thousand during the six months ended June 30, 2017, primarily related to facility usage and other services.
As of June 30, 2017, Heska Corporation had receivables from Cuattro, LLC of $21 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheet.
3.    INCOME TAXES

Our total income tax expense and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes	$4,678	$3,522	$7,528	$5,625
Total income tax expense	1,539	780	86	1,436
Effective tax rate	32.9%	22.1%	1.1%	25.5%

We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company’s effective tax rate increased to 32.9% for the three months ended June 30, 2017, compared to 22.1% for the three months ended June 30, 2016, which included the early adoption of ASU 2016-09. As discussed further below, the increase in rate was primarily attributable to recording a partial valuation allowance against our deferred tax assets (“DTAs”) as of June 30, 2017 to partially offset the tax impact of various stock compensation-related tax benefits.
As of June 30, 2017, the Company assessed whether the reduction of taxable income due to large benefits created by stock option exercises and vesting of restricted stock and the excess tax benefits resulting

--10-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the application of ASU 2016-09 would cause a larger portion of our DTAs to likely expire unrealized. The Company assessed its ability to realize the DTAs by evaluating all available positive and negative evidence, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, and (4) the length of Net Operating Loss ("NOL") carryforward periods. Additionally, the Company considered the length of NOL carryforward periods and an objectively verifiable estimate of future income based on operating results from the Company’s recent history, as well as an estimate of future income that incorporates the Company's forecasted operating results for fiscal 2017. Due to the significant amount of additional stock based compensation excess tax deduction generated, the Company determined that the negative evidence outweighed the positive evidence and that it is not more-likely-than-not that sufficient taxable income will be generated to realize all of the DTAs as of June 30, 2017. As such, an additional $1.8 million was recorded to the current partial valuation allowance against the Company’s DTAs as of June 30, 2017. The Company will continue to closely monitor the need for an additional valuation allowance against its DTAs in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.
There were $144 thousand cash payments for income taxes for the three months ended June 30, 2017 and there were $57 thousand cash paid for income taxes for the three month period ended June 30, 2016.
There were $144 thousand cash payments for income taxes for the six months ended June 30, 2017 and there were $62 thousand cash paid for income taxes for the six month period ended June 30, 2016.
4.    EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income attributable to Heska by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Heska	$3,333	$2,522	$7,940	$3,707

Basic weighted-average common shares outstanding	7,069	6,695	6,967	6,641
Assumed exercise of dilutive stock options and restricted stock units	563	554	603	565
Diluted weighted-average common shares outstanding	7,632	7,249	7,570	7,206

Basic earnings per share attributable to Heska	$0.47	$0.38	$1.14	$0.56
Diluted earnings per share attributable to Heska	$0.44	$0.35	$1.05	$0.51

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	25	138	132	138
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2017 (in thousands):

Carrying amount, December 31, 2016	$26,647
Foreign currency adjustments	59
Carrying amount, June 30, 2017	$26,706

Other intangibles consists of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,157)	(963)
Net carrying amount	$2,152	$2,346

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$97	$34	$194	$37

Estimated amortization expense related to intangibles for each of the five years from 2017 (remaining) through 2021 and thereafter is as follows (in thousands):

Year Ending December 31,
2017 (remaining)	194
2018	388
2019	388
2020	388
2021	384
Thereafter	410
$2,152

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	37,488	36,588
Leasehold and building improvements	8,126	7,662
Construction in progress	1,869	1,655
	50,728	49,150
Less accumulated depreciation	(34,569)	(32,569)
Total property and equipment, net	$16,159	$16,581
The Company has utilized marketing programs whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $0.3 million and $1.8 million for the six months ended June 30, 2017 and the annual period ended December 31, 2016, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met its obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. Since the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $0.3 million of net property and equipment related to these transactions as of both June 30, 2017 and December 31, 2016, all related to Heska Imaging.
Depreciation expense for property and equipment was $1.0 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $2.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.
7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$12,551	$10,807
Work in process	4,413	3,820
Finished goods	10,508	7,087
Allowance for excess or obsolete inventory	(1,404)	(1,319)
Total inventory, net	$26,068	$20,395
8.    ACCRUED LIABILITIES
Accrued liabilities consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and employee benefits	$1,457	$2,166
Accrued property taxes	522	748
Accrued purchases	—	664
Other	2,689	2,891
Total accrued liabilities	$4,668	$6,469
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions for options granted in the six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.75%	1.17%	1.75%	1.19%
Expected lives	4.9 years	4.5 years	4.9 years	4.5 years
Expected volatility	41%	41%	41%	41%
Expected dividend yield	0%	0%	0%	0%

--14-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	829,617	$23.203	940,610	$14.163
Granted at Market	24,950	$98.794	129,855	$67.706
Canceled	(3,343)	$46.181	(463)	$14.881
Exercised	(144,407)	$10.657	(240,385)	$11.886
Outstanding at end of period	706,817	$28.326	829,617	$23.203
Exercisable at end of period	456,476	$15.304	532,703	$12.140
The total estimated fair value of stock options granted during the six months ended June 30, 2017 and 2016 was computed to be approximately $932 thousand and $267 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the six months ended June 30, 2017 and 2016 was computed to be approximately $37.37 and $13.83, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $12.4 million and $1.6 million, respectively. The cash proceeds from options exercised during the six months ended June 30, 2017 and 2016 was $1.3 million and $660 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2017	Weighted Average Exercise Price
$ 4.40 - $ 6.90	97,973	3.20	$5.406	97,605	$5.403
$ 6.91 - $ 7.36	140,266	6.39	$7.360	120,875	$7.360
$ 7.37 - $18.13	166,553	6.55	$13.317	130,005	$12.030
$18.14 - $39.76	169,201	7.57	$35.054	94,911	$32.025
$39.77 - $108.25	132,824	9.58	$77.623	13,080	$73.803
$ 4.40 - $108.25	706,817	6.87	$28.326	456,476	$15.304
As of June 30, 2017, there was approximately $4.5 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.81 years, with all cost to be recognized by the end of May 2021, assuming all options vest according to the vesting schedules in place at June 30, 2017. As of June 30, 2017, the aggregate intrinsic value of outstanding options was approximately $52.1 million and the aggregate intrinsic value of exercisable options was approximately $39.6 million.

--15-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan (the "ESPP")

For the three months ended June 30, 2017 and 2016, we issued 2,339 and 4,497 shares under the ESPP, respectively. For the six months ended June 30, 2017 and 2016, we issued 5,543 and 10,382 shares under the ESPP, respectively.
For the three and six months ended June 30, 2017 and 2016, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	0.70%	0.55%	0.67%	0.53%
Expected lives	1.2 years	1.2 years	1.2 years	1.2 years
Expected volatility	45%	43%	45%	42%
Expected dividend yield	0%	0%	0%	0%
For the three months ended June 30, 2017 and 2016, the weighted-average fair value of the purchase rights granted was $18.67 and $7.64 per share, respectively. For the six months ended June 30, 2017 and 2016, the weighted-average fair value of the purchase rights granted was $15.63 and $6.87 per share, respectively.
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
On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants"). The Company issued 52,956 shares under the Performance Grants. The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and are to cliff vest on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement.
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). Of these, 14,629 vested, 371 were forfeited, and 4,133 were withheld for tax. The 2016 MIP Grants vested during the three months ended March 31, 2017.
On May 1, 2017, the Company issued 2,720 shares of our Common Stock to the Company's non-employee directors. These grants are to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant and (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (i) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting in which case vesting is subject to the non-employee director’s service to the Vesting Meeting and (ii) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, to the Vesting Time.

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 31, 2017, the Company issued 23,700 unvested performance-based restricted stock shares to certain key employees. The vesting of these shares is subject to the achievement of certain Company performance and market conditions that must be met on or before May 30, 2024.
On June 15, 2017, the Company issued 6,594 unvested restricted shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2017 Management Incentive Plan (the "2017 MIP Grants"). The 2017 MIP Grants have a one year vesting period from date of grant, subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement.
Restrictions on the transfer of Company stock
The Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), places restrictions (the "Transfer Restrictions") on the transfer of the Company's stock that could adversely affect the Company's ability to utilize its domestic Federal Net Operating Loss Position. In particular, the Transfer Restrictions prevent the transfer of shares without the approval of the Company's Board of Directors if, as a consequence of such transfer, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of the Company's Board of Directors. Any transfer of shares in violation of the Transfer Restrictions (a "Transfer Violation") shall be void ab initio under the Certificate of Incorporation, and the Company's Board of Directors has procedures under the Certificate of Incorporation to remedy a Transfer Violation, including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances.
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consists of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Total accumulated other comprehensive income
Balances at December 31, 2016	$(501)	$598	$97
Current period other comprehensive income	—	170	170
Balances at June 30, 2017	$(501)	$768	$267
11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the the three months ended June 30, 2017 and 2016, royalties of $0.1 million became payable under these agreements. In each of the six months ended June 30, 2017 and 2016, royalties of $0.2 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases and milestone obligations to third parties the Company believes are likely to be triggered currently totaling approximately $0.3 million for the remainder of 2017 and $0.3 million in 2018.

--17-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter. As of June 30, 2017, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.4 million at both June 30, 2017 and December 31, 2016.
12.    INTEREST AND OTHER INCOME, NET
Interest and other income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$(43)	$(30)	$(81)	$(63)
Interest expense	51	38	75	76
Other expense (income), net	(126)	26	(174)	(112)
Total interest and other expense (income), net	$(118)	$34	$(180)	$(99)
Cash paid for interest for the three months ended June 30, 2017 and 2016 was $32 thousand and $19 thousand, respectively. Cash paid for interest for the six months ended June 30, 2017 and 2016 was $58 thousand and $37 thousand, respectively.
13.    CREDIT FACILITY
At June 30, 2017, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At June 30, 2017 and December 31, 2016, we had $4.0 million and $0.7 million borrowings outstanding on this line of credit, respectively. We were in compliance with all financial covenants as of June 30, 2017 and our available borrowing capacity under this revolving line of credit was approximately $11.1 million.

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 27, 2017, we repaid all outstanding balances and closed the Credit Facility with Wells Fargo described above and entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a new revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the new Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended June 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$27,021	$7,315	$34,336
Operating income	2,581	1,979	4,560
Income before income taxes	2,683	1,995	4,678
Capital purchases	211	779	990
Depreciation and amortization	857	243	1,100

--19-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended June 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$24,464	$5,501	$29,965
Operating income	2,746	810	3,556
Income before income taxes	2,724	798	3,522
Capital purchases	82	381	463
Depreciation and amortization	915	200	1,115

Six months ended June 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$51,628	$13,090	$64,718
Operating income	3,695	3,653	7,348
Income before income taxes	3,897	3,631	7,528
Capital purchases	655	1,210	1,865
Depreciation and amortization	1,702	490	2,192

Six months ended June 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$47,898	$9,213	$57,111
Operating income	4,504	1,022	5,526
Income before income taxes	4,532	1,093	5,625
Capital purchases	479	889	1,368
Depreciation and amortization	1,812	399	2,211

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$31,902	$28,371	$59,623	$53,955
Europe	516	605	1,902	1,432
Canada	990	340	1,038	771
Other International	928	649	2,155	953
Total	$34,336	$29,965	$64,718	$57,111

Asset information by reportable segment as of June 30, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$105,655	$20,754	$126,409
Net assets	74,041	22,534	96,575

--20-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$110,995	$19,849	$130,844
Net assets	68,072	18,903	86,975

Total assets by principal geographic areas were as follows (in thousands):

	June 30,	December 31,
	2017	2016
United States	$123,908	$127,827
Europe	2,501	3,017
Total	$126,409	$130,844

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 2, 2017 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
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
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 81% of our revenue for the twelve months ended June 30, 2017 (which we define as "LTM") and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 19% of LTM revenue.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.

--21-

Blood testing and other non-imaging instruments and consumable supplies represented approximately 40% of our LTM revenue. Many products in this area involve placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately 28% of our LTM revenue resulted from the sale of such consumables to an installed base of instruments and approximately 12% of our LTM revenue was from instrument revenue. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables. Revenue from products in these three areas, including revenues from consumables, represented approximately 37% of our LTM revenue.
Imaging hardware, software and services represented approximately 20% of LTM revenue. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately 21% of our LTM revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Combined revenue from heartworm-related products and allergy-related products represented 20% of our LTM revenue.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 58% and 42%, respectively, of CCA LTM revenue.
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

--22-

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
The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$34,336	$29,965	$64,718	$57,111
Gross profit	14,929	12,682	28,138	24,124
Operating expenses	10,369	9,126	20,790	18,598
Operating income	4,560	3,556	7,348	5,526
Interest and other expense (income), net	(118)	34	(180)	(99)
Income before income taxes	4,678	3,522	7,528	5,625
Income tax expense	1,539	780	86	1,436
Net income	3,139	2,742	7,442	4,189
Net income (loss) attributable to non-controlling interest	(194)	220	(498)	482
Net income attributable to Heska	$3,333	$2,522	$7,940	$3,707

--23-

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	43.5%	42.3%	43.5%	42.2%
Operating expenses	30.2%	30.5%	32.1%	32.6%
Operating income	13.3%	11.9%	11.4%	9.7%
Interest and other expense (income), net	(0.3)%	0.1%	(0.3)%	(0.2)%
Income before income taxes	13.6%	11.8%	11.6%	9.8%
Income tax expense	4.5%	2.6%	0.1%	2.5%
Net income	9.1%	9.2%	11.5%	7.3%
Net income (loss) attributable to non-controlling interest	(0.6)%	0.7%	(0.8)%	0.8%
Net income attributable to Heska	9.7%	8.4%	12.3%	6.5%
Revenue
Total revenue increased 15% to $34.3 million in the three months ended June 30, 2017, compared to $30.0 million in the three months ended June 30, 2016 and increased 13% to $64.7 million in the six months ended June 30, 2017, compared to $57.1 million in the six months ended June 30, 2016.
CCA segment revenue increased 10% to $27.0 million the three months ended June 30, 2017, compared to $24.5 million in the three months ended June 30, 2016. The increase was driven primarily by a 33% increase in revenue from core blood diagnostics subscriptions, equipment and consumables, partially offset by a 7% decease in revenue from sales of our imaging products. CCA segment revenue increased 8% to $51.6 million in the six months ended June 30, 2017, compared to $47.9 million in the six months ended June 30, 2016. The increase in the year to date period was driven primarily by a 27% increase in revenue from core blood diagnostics subscriptions, equipment and consumables, partially offset by a 17% decrease in revenue from sales of our imaging products.
OVP segment revenue increased 33% to $7.3 million in the three months ended June 30, 2017, compared to $5.5 million in the three months ended June 30, 2016 and increased 42% to $13.1 million in the six months ended June 30, 2017, compared to $9.2 million in the six months ended June 30, 2016. The increase in both periods presented was driven primarily by increased revenue from sales under our agreement with Elanco.

--24-

Gross Profit
Gross profit increased 18% to $14.9 million in the three months ended June 30, 2017, compared to $12.7 million in the three months ended June 30, 2016. Gross margin, which is gross profit divided by total revenue, increased to 43.5% in the three months ended June 30, 2017 compared to 42.3% in the three months ended June 30, 2016. The increase in gross profit was driven primarily by a 15% increase in overall sales, while the increase in gross margin percentage was driven primarily by favorable product mix in our OVP segment. Gross profit increased 17% to $28.1 million in the six months ended June 30, 2017, compared to $24.1 million in the six months ended June 30, 2016.  Gross margin increased to 43.5% in the six months ended June 30, 2017, compared to 42.2% in the six months ended June 30, 2016. The increase in gross profit for the year to date period was driven primarily by an 13% increase in overall sales, while the increase in gross margin percentage was driven primarily by favorable product mix in our OVP segment.
Operating Expenses
Selling and marketing expenses increased 11% to $6.0 million in the three months ended June 30, 2017, compared to $5.4 million in the three months ended June 30, 2016. The increase was driven primarily by a $0.3 million increase in compensation and benefits related to the expansion of our sales force to support our market share growth, as well as smaller increases in stock compensation expense and travel. Selling and marketing expenses increased 10% to $12.1 million in the six months ended June 30, 2017 compared to $11.0 million in the six months ended June 30, 2016. The increase was driven primarily by a $0.5 million increase in compensation and benefits and a $0.2 million increase in stock compensation.
Research and development expenses decreased 15% to $0.4 million in the three months ended June 30, 2017, compared to $0.5 million in the three months ended June 30, 2016. Research and development expenses decreased 11% to $1.0 million in the six months ended June 30, 2017 compared to $1.1 million in the six months ended June 30, 2016. The decrease in both periods presented was driven primarily by a slight decline in the purchase of general supplies for development projects.
General and administrative expenses increased 22% to $3.9 million in the three months ended June 30, 2017, compared to $3.2 million in the three months ended June 30, 2016. The increase was driven primarily by a $0.3 million increase in compensation and benefits, a $0.2 million increase in general consulting and a $0.1 million increase in intangible amortization due to the acquisition of Cuattro Veterinary, LLC in the later part of the comparable period a year ago. General and administrative expenses increased 19% to $7.7 million in the six months ended June 30, 2017 compared to $6.5 million in the six months ended June 30, 2016. The increase was driven primarily by a $0.4 million increase in compensation and benefits, a $0..3 million increase in general consulting and a $0.2 million increase in intangible amortization due to the acquisition mentioned above.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was income of $118 thousand in the three months ended June 30, 2017, compared to expense of $34 thousand in the three months ended June 30, 2016. This increase in other income was driven primarily by an $113 thousand increase in net foreign currency gains. These gains are driven by the impact of exchange rates between the Euro and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Interest and other expense (income), net, was income of $180 thousand in the six months ended June 30, 2017, as compared to income of $99 thousand in the six months ended June 30, 2016. The increase in other income was driven primarily by a $107 thousand increase in net foreign currency gains.

--25-

Income Tax Expense
In the three months ended June 30, 2017, we had total income tax expense of $1.5 million, which was primarily $1.5 million of domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position. In the three months ended June 30, 2016, we had total income tax expense of $0.8 million, including $0.7 million of domestic deferred income tax expense and $0.1 million of current income tax expense. In the six months ended June 30, 2017 we had a total income tax of $86 thousand, including $69 thousand of domestic deferred income tax expense and $17 thousand of current income tax expense. In the six months ended June 30, 2016, we had total income tax expense of $1.4 million, including $1.3 million of domestic deferred income tax expense and $0.2 million of current income tax expense.

As discussed further below, the increase in tax expense in both periods was primarily attributable to recording a partial valuation allowance against our deferred tax assets (“DTAs”) as of June 30, 2017 to partially offset the impact of various stock compensation-related tax benefits.
As of June 30, 2017, the Company assessed whether the reduction of taxable income due to large benefits created by stock option exercises and vesting of restricted stock and the excess tax benefits resulting from the application of ASU 2016-09 would cause a larger portion of our DTAs to likely expire unrealized. Due to the significant amount of additional stock based compensation excess tax deduction generated, the Company determined that the negative evidence outweighed the positive evidence and that it is not more-likely-than-not that sufficient taxable income will be generated to realize all of the DTAs as of June 30, 2017. As such, an additional $1.8 million was recorded to the current partial valuation allowance against the Company’s DTAs as of June 30, 2017. The Company will continue to closely monitor the need for an additional valuation allowance against its DTAs in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.
Net Income attributable to Heska
Net income attributable to Heska was $3.3 million for the three months ended June 30, 2017, compared to net income attributable to Heska of $2.5 million in the prior year period. Net income attributable to Heska was $7.9 million for the six months ended June 30, 2017, compared to net income attributable to Heska of $3.7 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which was a loss of $0.2 million in the three months ended June 30, 2017, compared to a gain of $0.2 million in the three months ended June 30, 2016 and a loss of $0.5 million in the six months ended June 30, 2017 compared to a gain of $0.5 million in the six months ended June 30, 2016.
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

--26-

For the six months ended June 30, 2017, we had net income of $7.4 million and net cash provided by operations of $5.4 million. At June 30, 2017, we had $3.7 million of cash and cash equivalents and working capital of $28.5 million.
At June 30, 2017, we had a $15.0 million asset-based revolving line of credit with Wells Fargo which had a maturity date of December 31, 2017 as part of our credit and security agreement with Wells Fargo. At June 30, 2017 and December 31, 2016, we had $4.0 million and $0.7 million borrowings outstanding on this line of credit, respectively. We were in compliance with all financial covenants as of June 30, 2017 and our available borrowing capacity under this revolving line of credit was approximately $11.1 million.
On July 27, 2017, we repaid all outstanding balances and closed the Credit Facility with Wells Fargo described above and entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a new revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the new Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$5,425	$278
Net cash used in investing activities	(15,622)	(848)
Net cash provided by financing activities	3,039	327
Effect of currency translation on cash	91	22
Decrease in cash and cash equivalents	(7,067)	(221)
Cash and cash equivalents, beginning of the period	10,794	6,890
Cash and cash equivalents, end of the period	$3,727	$6,669
Net cash provided by operating activities was $5.4 million in the six months ended June 30, 2017, compared to net cash provided in operating activities of $0.3 million in the six months ended June 30, 2016, an increase of approximately $5.1 million. The increase in cash provided by operations was driven primarily by a $4.6 million increase in cash provided by accounts receivable, a $3.3 million increase in net income, a $2.0 million decrease in cash used for accounts payable, a $1.0 million increase in cash provided by deferred revenue and other and a $0.3 million increase in stock-based compensation, partially offset by a $1.7 million increase in cash used for inventory, a $1.4 million reduction of accrued liabilities and other, a $1.2 million decrease in deferred tax expense, a $0.9 million increase in cash used in other current assets and a $0.8 million increase in cash used in other non-current assets.

--27-

Net cash used in investing activities was $15.6 million in the six months ended June 30, 2017, compared to net cash used in investing activities of $0.8 million in the six months ended June 30, 2016, an increase of approximately $14.8 million. The increase was driven primarily by our purchase of the minority interest in Heska Imaging for $13.8 million and a $0.5 million increase in the purchase of property, plant and equipment, partially offset by $0.4 million of proceeds from the disposition of property and equipment and $0.1 million of cash generated by the sale of an equity investment that both occurred in the first quarter of 2016.
Net cash provided in financing activities was $3.0 million in the six months ended June 30, 2017, compared to net cash provided by financing activities of $0.3 million in the six months ended June 30, 2016, which represented a $2.7 million increase in cash used in financing activities. The change was driven primarily by a $0.9 million increase in proceeds from issuance in common stock, a $3.3 million increase in borrowings, net of repayments, from our line of credit used to partially finance the purchase of the minority interest in Heska Imaging, offset by $0.9 million of stock repurchased to cover employee tax payments, $1.0 million of distributions to non-controlling interest members and the repayment of other debt.
Following and in connection with the closing of the purchase of the minority interest in US Imaging, on June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").
At June 30, 2017, Heska Corporation had receivables from Cuattro, LLC of $21 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets.
Our financial plan for 2017 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations for the foreseeable future. Additionally, we would consider additional acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-Q for a discussion of some of the factors that affect our capital raising alternatives.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $69 thousand to a $91 thousand positive impact in the six months ended June 30, 2017, compared to a $22 thousand positive impact in the six months ended June 30, 2016. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes the

--28-

significant accounting policies and methods used in the preparation of these unaudited Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, include estimates for revenue recognition, allowances for doubtful accounts, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the unaudited Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
Interest Rate Risk
At June 30, 2017, there were $4.0 million outstanding borrowings on our line of credit with Wells Fargo. We had approximately $3.7 million of cash and cash equivalents at June 30, 2017, the majority of which was invested in liquid interest bearing accounts. We had no interest rate hedge transactions in place on June 30, 2017. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase in interest rates would have an approximate $3 thousand negative impact on our pre-tax earnings based on our outstanding balances as of June 30, 2017.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on June 30, 2017.
We have a wholly-owned subsidiary in Switzerland which uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. We also have entered into contracts for which payments are adjusted for changes in foreign currency rates, including the Chinese Yuan. Based on our results of operations for the twelve months ending June 30, 2017, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") as of June 30, 2017 and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of income, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, would be a resulting gain/loss in operating income of approximately $611 thousand and a currency loss/gain of $60 thousand, if all other currencies were to strengthen/weaken by 25% against the Swiss Franc, would be a resulting loss/gain in operating income of approximately $42 thousand and a currency gain/loss of $79 thousand, and if all other currencies were to strengthen/weaken by 25% against the Euro, would be a resulting loss/gain in operating

--29-

income of approximately $370 thousand and a currency loss/gain of $131 thousand, and if all other currencies were to strengthen/weaken by 25% against the Yuan, the resulting loss/gain in operating income would be approximately $310 thousand, but no resulting currency loss/gain.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. We intend to defend the Company vigorously in this matter. As of June 30, 2017, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

--30-

We have significant related party transactions, including the recent purchase of the minority interest in Heska Imaging US, LLC .

Cuattro, LLC is a supplier to Heska Imaging, LLC under an Amended and Restated Master License Agreement and a Supply Agreement originally negotiated at arm's length as part of the acquisition by Heska Corporation of a majority interest in a predecessor entity to Heska Imaging, LLC. As discussed below, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our stockholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging , our wholly-owned subsidiary. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.
Cuattro, LLC charged Heska Imaging $8.6 million during the six months ended June 30, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the minority interest on June 1, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $67 thousand during the six months ended June 30, 2017, primarily related to facility usage and other services.
Heska Corporation had receivables from Cuattro, LLC of $21 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheet.
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

--31-

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

--32-

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

--33-

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

--34-

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

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 15% and 15% of our consolidated revenue for the six and three months ended June 30, 2017 as well as 13% and 12% of our consolidated revenue for the six and three months ended June 30, 2016, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 10% and 11% of our consolidated revenue for the six and three months ended June 30, 2017 as well as 11% and 14% of our consolidated revenue for the six and three months June 30, 2016, respectively. Revenue from Eli Lilly entities, including Elanco, represented approximately 12% and 13% of our consolidated revenue for the six and three months ended June 30, 2017 as well as 11% and 15% of our consolidated revenue for the six and three months ended June 30, 2016, respectively. No other customer accounted for more than 10% of our consolidated revenue for the six and three months ended June 30, 2017 or 2016.

Henry Schein represented 18% and 16% of our consolidated accounts receivable at June 30, 2017 and December 31, 2016, respectively. Eli Lilly entities, including Elanco accounted for approximately 15% and 15% of our consolidated accounts receivable at June 30, 2017 and December 31, 2016, respectively. Merck entities accounted for 8% and 11% of our consolidated accounts receivable at June 30, 2017 and December 31, 2016, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2017 or December 31, 2016, respectively.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business, reputation, and financial results.

--35-

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

--36-

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

Our Credit Facility contains restrictions that may limit our flexibility in operating our business.

In July 2017, we entered into a new Credit Facility with JPMorgan Chase Bank, N.A. The Credit Facility contains various financial and negative operating covenants that limit our ability to engage in specified types of transactions. The financial covenants require that we maintain a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA ratio. The operating covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;

•	create. incur or assume additional indebtedness;

•	encumber or permit lines on certain of our assets;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all our substantially all of our assets; and

•	enter into certain transactions.

A breach of any of these covenants or a material adverse change to our business could result in a default under the Credit Agreement. Upon the occurrence of an event of default under our Credit Agreement, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness.

--37-

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

--38-

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
Should a relatively large stockholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended June 30, 2017, the closing stock price of our Public Common Stock has ranged from a low of $37.49 to a high of $110.25. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

On May 4, 2010, our stockholders approved an amendment (the "Amendment") to our Restated Certificate of Incorporation. The Amendment places restrictions on the transfer of our stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward ("NOL"). In particular, the Amendment prevents the transfer of shares without the approval of our Board of Directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our Board of Directors. Any transfer of shares in violation of the Amendment (a "Transfer Violation") shall be void ab initio under the our Restated Certificate of Incorporation, as amended (our "Certificate of Incorporation") and our Board of Directors has procedures under our Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company's Board of Directors in specified circumstances. The Amendment could have an adverse impact on the value and trading liquidity of our stock if certain buyers who would otherwise have bid on or purchased

--39-

our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not bid on or purchase our stock as a result of the Amendment. In addition, because some corporate takeovers occur through the acquirer's purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the Board of Directors against the possibility of removal to a greater degree than had the Amendment not passed.

We intend to pursue acquisitions and other strategic development opportunities, which may not result as desired and could be detrimental to our financial position.

We intend to pursue acquisitions and other strategic development opportunities. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance stockholder value.

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

--40-

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.7 million at June 30, 2017. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

In addition, future legislative, regulatory or rule-making action or more stringent interpretations of existing legislation, regulations and rules may increase our general and administrative costs or have other adverse effects on us.

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

--41-

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of June 30, 2017, we had an accumulated deficit of $144.4 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

We may face product returns and product liability litigation in excess of, or not covered by, our insurance coverage or indemnities and/or warranties from our suppliers. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could substantially decline.

The testing, manufacturing and marketing of our current products as well as those currently under development entail an inherent risk of product liability claims and associated adverse publicity. Following the introduction of a product, adverse side effects may be discovered. Adverse publicity regarding such effects

--42-

could affect sales of our other products for an indeterminate time period. To date, we have not experienced any material product liability claims, but any claim arising in the future could substantially harm our business. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We may not be able to continue to obtain adequate insurance at a reasonable cost, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limit of our insurance coverage or which results in significant adverse publicity against us, we may lose revenue, be required to make substantial payments which could exceed our financial capacity and/or lose or fail to achieve market acceptance.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None
Item 4.        Mine Safety Disclosures

Not applicable.
Item 5.        Other Information.
None.

--43-

Item 6.        Exhibits.

Exhibit Number	Notes	Description of Document
3.1		Amended and Restated Bylaws of the Registrant, as amended.
3.2		Director Compensation Policy.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

--44-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2017.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President
By: /s/ JOHN MCMAHON John McMahon Vice President, Chief Financial Officer

--45-

 Exhibit Index

Exhibit Number	Notes	Description of Document
3.1		Amended and Restated Bylaws of the Registrant, as amended.
3.2		Director Compensation Policy.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

--46-