Form 10-Q
period 2017-09-30
HESKA CORP
filed 2017-11-03
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,243,787 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at November 2, 2017.

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

--1-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,423	$10,794
Accounts receivable, net of allowance for doubtful accounts of $196 and $237, respectively	13,492	20,857
Due from – related parties	22	100
Inventories, net	30,013	20,395
Other current assets	6,022	3,127
Total current assets	56,972	55,273
Property and equipment, net	16,147	16,581
Goodwill	26,688	26,647
Other intangible assets, net	2,055	2,346
Deferred tax asset, net	20,299	21,122
Other non-current assets	13,485	8,875
Total assets	$135,646	$130,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,374	$7,154
Accrued liabilities	4,649	6,469
Current portion of deferred revenue	3,466	3,439
Obligation to purchase minority interest	—	14,602
Line of credit and other short-term borrowings	6,313	750
Total current liabilities	24,802	32,414
Deferred revenue, net of current portion, and other	9,817	11,455
Total liabilities	34,619	43,869
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Traditional common stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,000,000 shares authorized, 7,243,648 and 7,026,051 shares issued and outstanding, respectively	72	70
Additional paid-in capital	242,998	238,635
Accumulated other comprehensive income	222	97
Accumulated deficit	(142,265)	(151,827)
Total stockholders' equity	101,027	86,975
Total liabilities and stockholders' equity	$135,646	$130,844

See accompanying notes to condensed consolidated financial statements.

--2-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Core companion animal health	$26,670	$26,386	$78,299	$74,284
Other vaccines, pharmaceuticals and products	4,758	7,044	17,847	16,257
Total revenue, net	31,428	33,430	96,146	90,541

Cost of revenue	17,875	19,712	54,455	52,699

Gross profit	13,553	13,718	41,691	37,842

Operating expenses:
Selling and marketing	5,815	5,490	17,908	16,495
Research and development	601	507	1,576	1,605
General and administrative	3,359	3,229	11,081	9,724
Total operating expenses	9,775	9,226	30,565	27,824
Operating income	3,778	4,492	11,126	10,018
Interest and other expense (income), net	(6)	14	(186)	(85)
Income before income taxes	3,784	4,478	11,312	10,103
Income tax expense:
Current income tax expense	8	123	25	284
Deferred income tax expense	693	1,012	762	2,287
Total income tax expense	701	1,135	787	2,571

Net income	3,083	3,343	10,525	7,532
Net income (loss) attributable to non-controlling interest	—	(4)	(498)	477
Net income attributable to Heska Corporation	$3,083	$3,347	$11,023	$7,055

Basic earnings per share attributable to Heska Corporation	$0.43	$0.49	$1.58	$1.05
Diluted earnings per share attributable to Heska Corporation	$0.40	$0.45	$1.45	$0.97

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,139	6,871	6,985	6,727
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,668	7,454	7,580	7,299

See accompanying notes to condensed consolidated financial statements.

--3-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$3,083	$3,343	$10,525	$7,532
Other comprehensive income:
Sale of equity investment	—	—	—	(90)
Foreign currency translation	(45)	28	125	71
Comprehensive income	3,038	3,371	10,650	7,513

Comprehensive income (loss) attributable to non-controlling interest	—	(4)	(498)	477
Comprehensive income attributable to Heska Corporation	$3,038	$3,375	$11,148	$7,036

See accompanying notes to condensed consolidated financial statements.

--4-

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,525	$7,532
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,586	3,418
Deferred tax expense	762	2,287
Stock based compensation	2,094	1,685
Unrealized benefit on foreign currency translation	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	7,376	377
Inventories	(10,490)	(5,661)
Other current assets	(2,748)	197
Accounts payable	3,218	(1,817)
Accrued liabilities and other	(1,824)	475
Other non-current assets	(4,606)	(3,997)
Deferred revenue and other	(1,615)	(2,614)
Net cash provided by operating activities	6,278	1,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115
Purchase of minority interest	(13,757)	—
Purchases of property and equipment	(1,998)	(2,126)
Proceeds from disposition of property and equipment	6	716
Net cash used in investing activities	(15,749)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,287	567
Repurchase of equity instruments	(860)	—
Distributions to non-controlling interest members	(963)	—
Proceeds from line of credit borrowings	40,307	25,417
Repayments of line of credit borrowings	(34,666)	(24,006)
Repayments of other debt	(78)	(279)
Net cash provided by financing activities	6,027	1,699
EFFECT OF EXCHANGE RATE CHANGES ON CASH	73	39
DECREASE IN CASH AND CASH EQUIVALENTS	(3,371)	2,324
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,794	6,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,423	$9,214

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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2017, and the results of our operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.
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
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016, except as noted below.
Revenue Recognition
We generate our revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive specified blood-testing equipment and pay us a monthly fee for the usage of the equipment as well as the consumables needed to conduct testing. Additionally, we may recognize rental revenue for certain of our equipment in our digital imaging product line in which we are paid a monthly rental fee for usage of the equipment. We also may recognize revenue through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

--6-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Persuasive evidence of an arrangement exists;
•Delivery has occurred or services have been rendered;
•Price is fixed or determinable; and
•Collectability is reasonably assured.
Revenue from the outright sale of products to customers is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf lives of our products.
Revenue from our subscription agreements is recognized based on the length of the agreements that are signed by our customers. Among other factors, the length of the agreement determines whether a subscription is considered an operating lease or capital lease. For subscription agreements that are considered operating leases, we recognize revenue of our subscriptions ratably over the term of the agreement. The equipment is transferred from inventory to property, plant and equipment and depreciated into cost of goods sold over the term of the agreement, based on the assets’ useful life. Revenue from subscription agreements that are considered capital leases is recognized, along with the associated cost of the equipment, at the time of placement in our customer’s location. The amount of revenue recognized at the time of lease inception is based on, along with other factors, observable prior sales prices of similar equipment sold by us over the prior twelve months, which is the amount determined to be the fair value.
Revenue from our rentals of digital imaging equipment is recognized ratably over the term of the rental agreement, which is typically over a 26-month period. The equipment is transferred from inventory to property, plant and equipment and depreciated over the assets' useful life.
Recording revenue from the sale of products involves the use of estimates and management's judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligations relating to returns, rebates, allowances and similar other programs.
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

--7-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We may enter into arrangements that include multiple elements. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Heska adopted the new guidance in its second quarter of fiscal year 2017 and will apply the guidance to any future changes to the terms or conditions of its share-based payment awards.
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
Based on Heska’s review of its customer contracts, Heska has determined that the timing of revenue recognition on the majority of its customer contracts will continue to be recognized as they are currently, generally upon shipment of products, consistent with Heska’s current revenue recognition model. While Heska believes that the timing of revenue recognition is consistent with current practice, we are still evaluating the allocation of the standalone selling price of goods and services and this could have an impact on the amount of revenue recognized at a point in time versus over time. As such, Heska believes the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.
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
Heska is also evaluating implications to the Company’s system of internal controls, relative to revenue recognition and the related revenue disclosures.

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
Related Party Activities
Cuattro, LLC charged Heska Imaging $13.9 million during the nine months ended September 30, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the Imaging Minority on June 1, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $0.1 million during the nine months ended September 30, 2017, primarily related to facility usage and other services.
As of September 30, 2017, Heska Corporation had receivables from Cuattro, LLC of $22 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheet.

--11-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    INCOME TAXES

Our total income tax expense and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income taxes	$3,784	$4,478	$11,312	$10,103
Total income tax expense	701	1,135	787	2,571
Effective tax rate	18.5%	25.3%	7.0%	25.4%

We are subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company’s effective tax rate decreased to 18.5% for the three months ended September 30, 2017, compared to 25.3% for the three months ended September 30, 2016. The Company's effective tax rate decreased to 7% for the nine months ended September 30, 2017, compared to 25.4% for the nine months ended September 30, 2016. The decreases in rates for both periods was primarily attributable to an increase in stock-based compensation excess tax benefits, which are now recorded as income tax expense or benefit in accordance with our policy.
As of September 30, 2017, the Company assessed whether the reduction of taxable income due to large benefits created by stock option exercises and vesting of restricted stock and the excess tax benefits would cause a larger portion of our DTAs to likely expire unrealized. The Company assessed its ability to realize the DTAs by evaluating all available positive and negative evidence, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, and (4) the length of Net Operating Loss ("NOL") carryforward periods. Additionally, the Company considered the length of NOL carryforward periods and an objectively verifiable estimate of future income based on operating results from the Company’s recent history, as well as an estimate of future income that incorporates the Company's forecasted operating results for fiscal 2017. Due to the significant amount of additional stock based compensation excess tax deduction generated, the Company determined that the negative evidence outweighed the positive evidence and that the threshold of more-likely-than-not was not met and that sufficient taxable income may not be generated to realize all of the DTAs as of September 30, 2017. As such, an additional $1.3 million and $3.1 million was recorded to the current partial valuation allowance against the Company’s DTAs during the three and nine months ended September 30, 2017, respectively, which was partially offset by other adjustments to the valuation allowance. The Company will continue to closely monitor the need for an additional valuation allowance against its DTAs in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.
There were $2 thousand cash payments for income taxes for the three months ended September 30, 2017 and there were $225 thousand cash payments for income taxes for the three month period ended September 30, 2016.

--12-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were $146 thousand cash payments for income taxes for the nine months ended September 30, 2017 and there were $288 thousand cash paid for income taxes for the nine month period ended September 30, 2016.
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Heska	$3,083	$3,347	$11,023	$7,055

Basic weighted-average common shares outstanding	7,139	6,871	6,985	6,727
Assumed exercise of dilutive stock options and restricted shares	529	583	595	572
Diluted weighted-average common shares outstanding	7,668	7,454	7,580	7,299

Basic earnings per share attributable to Heska	$0.43	$0.49	$1.58	$1.05
Diluted earnings per share attributable to Heska	$0.40	$0.45	$1.45	$0.97
The following stock options and restricted shares were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	27	100	132	135
5.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2017 (in thousands):

Carrying amount, December 31, 2016	$26,647
Foreign currency adjustments	41
Carrying amount, September 30, 2017	$26,688

--13-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other intangibles consists of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,254)	(963)
Net carrying amount	$2,055	$2,346

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$97	$97	$291	$134

Estimated amortization expense related to intangibles for each of the five years from 2017 (remaining) through 2021 and thereafter is as follows (in thousands):

Year Ending December 31,
2017 (remaining)	$97
2018	388
2019	388
2020	388
2021	384
Thereafter	410
$2,055
6.    PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	38,124	36,588
Leasehold and building improvements	8,129	7,662
Construction in progress	2,169	1,655
	51,667	49,150
Less accumulated depreciation	(35,520)	(32,569)
Total property and equipment, net	$16,147	$16,581
The Company has subscription agreements whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $0.7

--14-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and $1.8 million for the nine months ended September 30, 2017 and the annual period ended December 31, 2016, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met its obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. Since the Company anticipates it will regain ownership of the assets underlying these sales, it reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $0.2 million and $0.3 million of net property and equipment related to these transactions as of September 30, 2017 and December 31, 2016, respectively, all related to Heska Imaging.
Depreciation expense for property and equipment was $1.1 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $3.3 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
7.    INVENTORIES, NET
Inventories, net are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.
Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$12,779	$10,807
Work in process	5,553	3,820
Finished goods	13,082	7,087
Allowance for excess or obsolete inventory	(1,401)	(1,319)
Total inventory, net	$30,013	$20,395
8.    ACCRUED LIABILITIES
Accrued liabilities consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and employee benefits	$1,591	$2,166
Accrued property taxes	606	748
Accrued purchases	—	664
Other	2,452	2,891
Total accrued liabilities	$4,649	$6,469
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

--15-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions for options granted in the nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.83%	1.14%	1.75%	1.19%
Expected lives	4.9 years	4.5 years	4.9 years	4.5 years
Expected volatility	39%	40%	41%	41%
Expected dividend yield	0%	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	829,617	$23.203	940,610	$14.163
Granted at Market	26,550	$99.127	129,855	$67.706
Canceled	(3,895)	$45.635	(463)	$14.881
Exercised	(189,350)	$10.877	(240,385)	$11.886
Outstanding at end of period	662,922	$29.633	829,617	$23.203
Exercisable at end of period	445,542	$17.075	532,703	$12.140
The total estimated fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was computed to be approximately $993 thousand and $277 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the nine months ended September 30, 2017 and 2016 was computed to be approximately $37.41 and $13.96, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $16.5 million and $2.8 million, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2017 and 2016 was $1.8 million and $740 thousand, respectively.

--16-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2017	Weighted Average Exercise Price
$ 4.40 - $ 6.90	97,835	2.94	$5.405	97,835	$5.405
$ 6.91 - $ 7.36	106,544	6.14	$7.360	98,784	$7.360
$ 7.37 - $18.13	158,575	6.33	$13.469	128,286	$12.417
$18.14 - $39.76	167,893	7.30	$35.030	101,104	$32.449
$39.77 - $108.25	132,075	9.32	$78.093	19,533	$75.675
$ 4.40 - $108.25	662,922	6.64	$29.633	445,542	$17.075
As of September 30, 2017, there was approximately $4.2 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.59 years, with all cost to be recognized by the end of July 2021, assuming all options vest according to the vesting schedules in place at September 30, 2017. As of September 30, 2017, the aggregate intrinsic value of outstanding options was approximately $39.0 million and the aggregate intrinsic value of exercisable options was approximately $31.7 million.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended September 30, 2017 and 2016, we issued 2,515 and 3,583 shares under the ESPP, respectively. For the nine months ended September 30, 2017 and 2016, we issued 8,058 and 13,965 shares under the ESPP, respectively.
For the three and nine months ended September 30, 2017 and 2016, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	0.76%	0.57%	0.70%	0.54%
Expected lives	1.2 years	1.2 years	1.2 years	1.2 years
Expected volatility	45%	44%	45%	43%
Expected dividend yield	0%	0%	0%	0%
For the three months ended September 30, 2017 and 2016, the weighted-average fair value of the purchase rights granted was $16.49 and $9.87 per share, respectively. For the nine months ended September 30, 2017 and 2016, the weighted-average fair value of the purchase rights granted was $15.90 and $7.64 per share, respectively.
Restricted Stock Issuance

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

--18-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consists of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Total accumulated other comprehensive income
Balances at December 31, 2016	$(501)	$598	$97
Current period other comprehensive income	—	125	125
Balances at September 30, 2017	$(501)	$723	$222
11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the the three months ended September 30, 2017 and 2016, royalties of $0.1 million became payable under these agreements. In each of the nine months ended September 30, 2017 and 2016, royalties of $0.3 million became payable under these agreements.
The Company has contracts with suppliers for unconditional annual minimum inventory purchases in the amounts of approximately $0.3 million for the remainder of 2017 and $0.6 million in 2018.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter and at this time is unable to estimate a possible loss or range of loss. As of September 30, 2017, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. The Company's warranty reserve was $0.4 million at both September 30, 2017 and December 31, 2016.

--19-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    INTEREST AND OTHER INCOME, NET
Interest and other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$(41)	$(30)	$(122)	$(93)
Interest expense	81	54	156	130
Other expense (income), net	(46)	(10)	(220)	(122)
Total interest and other expense (income), net	$(6)	$14	$(186)	$(85)
Cash paid for interest for the three months ended September 30, 2017 and 2016 was $67 thousand and $20 thousand, respectively. Cash paid for interest for the nine months ended September 30, 2017 and 2016 was $125 thousand and $56 thousand, respectively.
13.    CREDIT FACILITY
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a new revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the new Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At September 30, 2017, we had $6.3 million borrowings outstanding on this line of credit and we were in compliance with all financial covenants.
Concurrent with the Credit Agreement, we repaid all outstanding balances and closed our asset-based revolving line of credit with Wells Fargo, which had a maturity date of December 31, 2017. Our outstanding balance under this arrangement at December 31, 2016 was $0.7 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended September 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,670	$4,758	$31,428
Operating income	3,068	710	3,778
Income before income taxes	3,074	710	3,784
Capital purchases	34	669	703
Depreciation and amortization	935	259	1,194

Three Months Ended September 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,386	$7,044	$33,430
Operating income	2,995	1,497	4,492
Income before income taxes	2,994	1,484	4,478
Capital purchases	202	556	758
Depreciation and amortization	996	212	1,208

Nine months ended September 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$78,299	$17,847	$96,146
Operating income	6,763	4,363	11,126
Income before income taxes	6,971	4,341	11,312
Capital purchases	119	1,879	1,998
Depreciation and amortization	2,837	749	3,586

Nine months ended September 30, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$74,284	$16,257	$90,541
Operating income	7,499	2,519	10,018
Income before income taxes	7,526	2,577	10,103
Capital purchases	681	1,445	2,126
Depreciation and amortization	2,807	611	3,418

--21-

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$28,795	$30,003	$87,824	$83,958
Europe	736	1,398	1,820	2,830
Canada	974	918	3,255	1,724
Other International	923	1,111	3,247	2,029
Total	$31,428	$33,430	$96,146	$90,541

Asset information by reportable segment as of September 30, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$112,453	$23,193	$135,646
Net assets	77,783	23,244	101,027

Asset information by reportable segment as of December 31, 2016 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$110,995	$19,849	$130,844
Net assets	68,072	18,903	86,975

Total assets by principal geographic areas were as follows (in thousands):

	September 30,	December 31,
	2017	2016
United States	$132,734	$127,827
Europe	2,912	3,017
Total	$135,646	$130,844

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on

--22-

November 3, 2017 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
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
Our business consists of two reportable segments, Core Companion Animal Health ("CCA"), which represented 85% and 81% of our revenue for the three and nine months ended September 30, 2017, respectively, and Other Vaccines, Pharmaceuticals and Products ("OVP"), which represented 15% and 19% of our revenue for the three and nine months ended September 30, 2017, respectively.
The CCA segment includes, primarily for canine and feline use, blood testing instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.
Revenue from blood testing instruments and consumable supplies represented $14.9 million and $43.6 million for the three and nine months ended September 30, 2017, respectively. Revenue in this area primarily involves placing an instrument in the field and generating future revenue from consumables, including items such as supplies and service, as that instrument is used. Approximately $10.4 million and $30.6 million of our revenue resulted from the sale of such consumables to an installed base of instruments for the three and nine months ended September 30, 2017, respectively. Approximately $4.5 million and $13.0 million of our revenue was from instrument revenue for the three and nine months ended September 30, 2017, respectively. Instruments placed are considered operating or capital leases, depending on the duration and other factors of the underlying subscription agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our blood testing and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables.
Imaging hardware, software and services represented approximately $4.3 million and $13.6 million of our revenue for the three and nine months ended September 30, 2017, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the blood testing category discussed above where ongoing consumable revenue is often a larger component of economic value as a given blood testing instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.5 million and $21 million of our revenue for the three and nine months ended September 30, 2017, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base

--23-

in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 57% and 43%, respectively, of CCA revenue for the nine months ended September 30, 2017.
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

--24-

The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$31,428	$33,430	$96,146	$90,541
Gross profit	13,553	13,718	41,691	37,842
Operating expenses	9,775	9,226	30,565	27,824
Operating income	3,778	4,492	11,126	10,018
Interest and other expense (income), net	(6)	14	(186)	(85)
Income before income taxes	3,784	4,478	11,312	10,103
Income tax expense	701	1,135	787	2,571
Net income	3,083	3,343	10,525	7,532
Net income (loss) attributable to non-controlling interest	—	(4)	(498)	477
Net income attributable to Heska	$3,083	$3,347	$11,023	$7,055
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our unaudited condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	43.1%	41.0%	43.4%	41.8%
Operating expenses	31.1%	27.6%	31.8%	30.7%
Operating income	12.0%	13.4%	11.6%	11.1%
Interest and other expense (income), net	—%	—%	(0.2)%	(0.1)%
Income before income taxes	12.0%	13.4%	11.8%	11.2%
Income tax expense	2.2%	3.4%	0.8%	2.8%
Net income	9.8%	10.0%	10.9%	8.3%
Net income (loss) attributable to non-controlling interest	—%	—%	(0.5)%	0.5%
Net income attributable to Heska	9.8%	10.0%	11.5%	7.8%
Revenue
Total revenue decreased 6% to $31.4 million in the three months ended September 30, 2017, compared to $33.4 million in the three months ended September 30, 2016 and increased 6% to $96.1 million in the nine months ended September 30, 2017, compared to $90.5 million in the nine months ended September 30, 2016.
CCA segment revenue increased 1% to $26.7 million in the three months ended September 30, 2017, compared to $26.4 million in the three months ended September 30, 2016. The increase was driven primarily by a 16% increase in revenue from core blood diagnostics subscriptions, equipment and consumables, partially offset by a 27% decrease in revenue from sales of our imaging products. CCA segment revenue increased 5% to $78.3 million in the nine months ended September 30, 2017, compared to $74.3 million in the nine months ended September 30, 2016. The increase in the year to date period was driven primarily by a

--25-

23% increase in revenue from core blood diagnostics subscriptions, equipment and consumables, partially offset by a 21% decrease in revenue from sales of our imaging products.
OVP segment revenue decreased 32% to $4.8 million in the three months ended September 30, 2017, compared to $7.0 million in the three months ended September 30, 2016. The decrease is due to timing of sales under our Elanco agreement as well as other customer contracts. OVP segment revenue increased 10% to $17.8 million in the nine months ended September 30, 2017, compared to $16.3 million in the nine months ended September 30, 2016. The increase was driven primarily by increased revenue from sales under our agreement with Elanco.
Gross Profit
Gross profit decreased 1% to $13.6 million in the three months ended September 30, 2017, compared to $13.7 million in the three months ended September 30, 2016. Gross margin, which is gross profit divided by total revenue, increased to 43.1% in the three months ended September 30, 2017 compared to 41.0% in the three months ended September 30, 2016. The decrease in gross profit was driven primarily by a 6% decrease in overall sales, while the increase in gross margin percentage was driven primarily by favorable product mix as a larger percentage of our overall sales was generated by blood testing instruments and consumables, which produce higher gross margins than other parts of our business. Gross profit increased 10% to $41.7 million in the nine months ended September 30, 2017, compared to $37.8 million in the nine months ended September 30, 2016.  Gross margin increased to 43.4% in the nine months ended September 30, 2017, compared to 41.8% in the nine months ended September 30, 2016. The increase in gross profit for the year to date period was driven primarily by a 6% increase in overall sales, while the increase in gross margin percentage was driven primarily by favorable product mix in our OVP segment.
Operating Expenses
Selling and marketing expenses increased 6% to $5.8 million in the three months ended September 30, 2017, compared to $5.5 million in the three months ended September 30, 2016. The increase was driven primarily by a $0.3 million increase in compensation and benefits related to the expansion of our sales force to support our market share growth, as well as smaller increases in stock compensation expense and travel. Selling and marketing expenses increased 9% to $17.9 million in the nine months ended September 30, 2017 compared to $16.5 million in the nine months ended September 30, 2016. The increase was driven primarily by a $0.8 million increase in compensation and benefits and a $0.4 million increase in stock compensation.
Research and development expenses increased 19% to $0.6 million in the three months ended September 30, 2017, compared to $0.5 million in the three months ended September 30, 2016. The increase was driven primarily by an increase in the purchase of general supplies for development projects in the quarter. Research and development expenses were relatively flat at $1.6 million in both the nine months ended September 30, 2017 and 2016.
General and administrative expenses increased 4% to $3.4 million in the three months ended September 30, 2017, compared to $3.2 million in the three months ended September 30, 2016. The increase was driven primarily by a $0.3 million increase in general consulting and a $0.1 million increase in facility costs, offset by a decrease in compensation and benefits of $0.4 million. General and administrative expenses increased 14% to $11.1 million in the nine months ended September 30, 2017 compared to $9.7 million in the nine months ended September 30, 2016. The increase was driven primarily by a $0.8 million increase in general consulting services, $0.4 million increase in compensation and benefits, and a $0.2 million increase in intangible amortization due to the acquisition of Cuattro Veterinary, LLC, in the later part of the comparable period a year ago.

--26-

Interest and Other Expense (Income), net
Interest and other expense (income), net, was income of $6 thousand in the three months ended September 30, 2017, compared to expense of $14 thousand in the three months ended September 30, 2016. This increase in other income was driven primarily by a $36 thousand increase in net foreign currency gains offset by a $15 thousand increase in interest expense.
Interest and other expense (income), net, was income of $186 thousand in the nine months ended September 30, 2017, as compared to income of $85 thousand in the nine months ended September 30, 2016. The increase in other income was driven primarily by an increase in net foreign currency gains.
Income Tax Expense
In the three months ended September 30, 2017, we had total income tax expense of $0.7 million, which was primarily domestic deferred income tax expense, a non-cash item primarily related to our domestic NOL position. In the three months ended September 30, 2016, we had total income tax expense of $1.1 million, including $1.0 million of domestic deferred income tax expense and $0.1 million of current income tax expense. In the nine months ended September 30, 2017 we had total income tax of $787 thousand, which was primarily domestic deferred income tax expense. In the nine months ended September 30, 2016, we had total income tax expense of $2.6 million, including $2.3 million of domestic deferred income tax expense and $0.3 million of current income tax expense.

The decrease in tax expense in both periods was primarily attributable to an increase in stock-based compensation excess tax benefits, which are now recorded as income tax expense or benefit in accordance with our policy
As of September 30, 2017, the Company assessed whether the reduction of taxable income due to large benefits created by stock option exercises and vesting of restricted stock and the excess tax benefits would cause a larger portion of our deferred tax assets ("DTAs") to likely expire unrealized. The Company assessed its ability to realize the DTAs by evaluating all available positive and negative evidence, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax losses, (3) estimates of future taxable income, and (4) the length of Net Operating Loss ("NOL") carryforward periods. Additionally, the Company considered the length of NOL carryforward periods and an objectively verifiable estimate of future income based on operating results from the Company’s recent history, as well as an estimate of future income that incorporates the Company's forecasted operating results for fiscal 2017. Due to the significant amount of additional stock based compensation excess tax deduction generated, the Company determined that the negative evidence outweighed the positive evidence and that the threshold of more-likely-than-not was not met and that sufficient taxable income may not be generated to realize all of the DTAs as of September 30, 2017. As such, an additional $1.3 million and $3.1 million was recorded to the current partial valuation allowance against the Company’s DTAs during the three and nine months ended September 30, 2017, respectively, which was partially offset by other adjustments to the valuation allowance. The Company will continue to closely monitor the need for an additional valuation allowance against its DTAs in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.

--27-

Net Income attributable to Heska
Net income attributable to Heska was $3.1 million for the three months ended September 30, 2017, compared to net income attributable to Heska of $3.3 million in the prior year period. Net income attributable to Heska was $11.0 million for the nine months ended September 30, 2017, compared to net income attributable to Heska of $7.1 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which we purchased on May 31, 2017. As a result of the purchase, there was no difference between these line items in the three months ended September 30, 2017, compared to a gain of $4 thousand in the three months ended September 30, 2016. The difference between these line items was a gain of $0.5 million in the nine months ended September 30, 2017 compared to a loss of $0.5 million in the nine months ended September 30, 2016.
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

For the nine months ended September 30, 2017, we had net income of $10.5 million and net cash provided by operations of $6.3 million. At September 30, 2017, we had $7.4 million of cash and cash equivalents and working capital of $32.2 million.
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a new revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus .0165, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the new Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At September 30, 2017, we had $6.3 million borrowings outstanding on this line of credit and were in compliance with all financial covenants.

--28-

Concurrent with the Credit Agreement, we repaid all outstanding balances and closed our asset-based revolving line of credit with Wells Fargo, which had a maturity date of December 31, 2017. Our outstanding balance under this arrangement at December 31, 2016 was $0.7 million.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$6,278	$1,881
Net cash used in investing activities	(15,749)	(1,295)
Net cash provided by financing activities	6,027	1,699
Effect of currency translation on cash	73	39
Increase (Decrease) in cash and cash equivalents	(3,371)	2,324
Cash and cash equivalents, beginning of the period	10,794	6,890
Cash and cash equivalents, end of the period	$7,423	$9,214
Net cash provided by operating activities was $6.3 million in the nine months ended September 30, 2017, compared to net cash provided in operating activities of $1.9 million in the nine months ended September 30, 2016, an increase of approximately $4.4 million. The increase in cash provided by operations was driven primarily by a $7 million increase in cash provided by accounts receivable, a $5.0 million decrease in cash used for accounts payable, a $2.9 million increase in net income, a $1.0 million decrease in cash used in deferred revenue and other and a $0.4 million increase in stock-based compensation, partially offset by a $4.8 million increase in cash used for inventory, a $2.9 million increase in cash used in other current assets, a $2.3 million reduction of accrued liabilities and other, a $1.5 million decrease in deferred tax expense, and a $0.6 million increase in cash used in other non-current assets.
Net cash used in investing activities was $15.7 million in the nine months ended September 30, 2017, compared to net cash used in investing activities of $1.3 million in the nine months ended September 30, 2016, an increase of approximately $14.5 million. The increase was driven primarily by our purchase of the minority interest in US Imaging for $13.8 million and a $0.7 million decrease in proceeds from the disposition of property, plant and equipment, partially offset by a $0.1 million decrease in purchase of property, plant and equipment and $0.1 million of cash generated by the sale of an equity investment that occurred in the first quarter of 2016.
Net cash provided by financing activities was $6.0 million in the nine months ended September 30, 2017, compared to net cash provided by financing activities of $1.7 million in the nine months ended September 30, 2016, which represented a $4.3 million increase in cash provided by financing activities. The change was driven primarily by a $1.7 million increase in proceeds from issuance of common stock, a $4.2 million increase in borrowings, net of repayments, from our line of credit used to partially finance the purchase of the minority interest in US Imaging, offset by $0.9 million of stock repurchased to cover employee tax payments, $1.0 million of distributions to non-controlling interest members and the repayment of other debt.
Following and in connection with the closing of the purchase of the minority interest in US Imaging, on June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Heska Imaging Global, LLC, which was re-named Heska Imaging, LLC ("Heska Imaging").

--29-

At September 30, 2017, Heska Corporation had receivables from Cuattro, LLC of $22 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheets.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $34 thousand to a $73 thousand positive impact in the nine months ended September 30, 2017, compared to a $39 thousand positive impact in the nine months ended September 30, 2016. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of these unaudited Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, except as noted below, include estimates for revenue recognition, allowances for doubtful accounts, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the unaudited Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
Revenue Recognition
We generate our revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive specified blood-testing equipment and pay us a monthly fee for the usage of the equipment as well as the consumables needed to conduct testing. Additionally, we may recognize rental revenue for certain of our equipment in our digital imaging product line in which we are paid a monthly rental fee for usage of the equipment. We also may recognize revenue through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

--30-

•	Persuasive evidence of an arrangement exists;
•Delivery has occurred or services have been rendered;
•Price is fixed or determinable; and
•Collectability is reasonably assured.
Revenue from the outright sale of products to customers is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Certain of our products have expiration dates. Our policy is to exchange certain outdated, expired product with the same product. We record an accrual for the estimated cost of replacing the expired product expected to be returned in the future, based on our historical experience, adjusted for any known factors that reasonably could be expected to change historical patterns, such as regulatory actions which allow us to extend the shelf lives of our products.
Revenue from our subscription agreements is recognized based on the length of the agreements that are signed by our customers. Among other factors, the length of the agreement determines whether a subscription is considered an operating lease or capital lease. For subscription agreements that are considered operating leases, we recognize revenue and the associated cost of the equipment portion of our subscriptions ratably over the term of the agreement. The equipment is transferred from inventory to property, plant and equipment and depreciated over the assets’ useful life. Revenue from subscription agreements that are considered capital leases is recognized, along with the associated cost of the equipment, at the time of placement in our customer’s location. The amount of revenue recognized at the time of lease inception is based on observable prior sales prices of similar equipment sold by us over the prior twelve months, which is the amount determined to be the fair value.
Revenue from our rentals of digital imaging equipment is recognized ratably over the term of the rental agreement, which is typically over a 24-month period. The equipment is transferred from inventory to property, plant and equipment and depreciated over the assets' useful life.
Recording revenue from the sale of products involves the use of estimates and management's judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management. We must also make estimates regarding our future obligations relating to returns, rebates, allowances and similar other programs.
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

--31-

We may enter into arrangements that include multiple elements. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

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
Interest Rate Risk
At September 30, 2017, $6.3 million was outstanding on our line of credit with Chase. We had no interest rate hedge transactions in place on September 30, 2017. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase in interest rates would have an approximate $63 thousand negative impact on our pre-tax earnings based on our outstanding balances as of September 30, 2017.
Foreign Currency Risk
Our investment in foreign assets consists primarily of our investment in our Swiss subsidiary. Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. Our agreements with suppliers and customers vary significantly in regard to the existence and extent of currency adjustment and other currency risk sharing provisions. We had no foreign currency hedge transactions in place on September 30, 2017.
Our subsidiary in Switzerland uses the Swiss Franc as its functional currency. We purchase inventory in foreign currencies, primarily Euros, and sell corresponding products in U.S. dollars. We also sell products in foreign currencies, primarily Euros and Japanese Yen, where our inventory costs are largely in U.S. dollars. We also have entered into contracts for which payments are adjusted for changes in foreign currency rates, including the Chinese Yuan. Based on our results of operations for the twelve months ending September 30, 2017, currency holdings and currency-related prepaid accounts, accounts receivable and accounts payable (all of which, including currency holdings, we will refer to as "Currency Accounts") and the functional currency of the accounting entity where such Currency Accounts are held, the expected impact on our consolidated statements of income, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, would be a resulting gain/loss in operating income of approximately $622 thousand and a currency loss/gain of $214 thousand. If all other currencies were to strengthen/weaken by 25% against the Swiss Franc, there would be a resulting loss/gain in operating income of approximately $58 thousand and a currency

--32-

gain/loss of $431 thousand. If all other currencies were to strengthen/weaken by 25% against the Euro, there would be a resulting loss/gain in operating income of approximately $373 thousand and a currency loss/gain of $217 thousand. If all other currencies were to strengthen/weaken by 25% against the Yuan, the resulting loss/gain in operating income would be approximately $332 thousand, but no resulting currency loss/gain.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15c of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter. Not withstanding the foregoing, at this time we are unable to estimate the possible loss or range of possible loss. As of September 30, 2017, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results. Information regarding reportable legal proceedings is contained in Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

--33-

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

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our stockholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including shares held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging, our wholly-owned subsidiary. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.
Cuattro, LLC charged Heska Imaging $13.9 million during the nine months ended September 30, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses; Heska Corporation charged Heska Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the minority interest on June 1, 2017, primarily related to sales expenses; and Heska Corporation charged Cuattro, LLC $99 thousand during the nine months ended September 30, 2017, primarily related to facility usage and other services.
Heska Corporation had receivables from Cuattro, LLC of $22 thousand, which is included in "Due from – related parties" on the Company's consolidated balance sheet.
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

We may become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are likely to be costly, time-

--34-

consuming and distracting. As is typical in our industry, from time to time we and our collaborators and suppliers have received, and may in the future receive, notices from third parties claiming infringement and invitations to take licenses under third-party patents. Any legal action against us or our collaborators or suppliers may require us or our collaborators or suppliers to obtain one or more licenses in order to market or manufacture effected products or services. However, we or our collaborators or suppliers may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, or to develop alternative approaches to access or replace such technology if unable to obtain licenses or current and future licenses may not be adequate, any of which could substantially harm our business.

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

--35-

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our LTM revenue are FUJIFILM Corporation, Cuattro, LLC, and Shenzen Mindray Bio-Medical Electronics Co., Ltd. None of these suppliers sold us products which were responsible for more than 25% of our LTM revenue, although products purchased from one of these suppliers was responsible for more than 20% of our LTM revenue and products purchased from another was responsible for more than 10% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our blood testing instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•
Loss of exclusivity. In the case of our blood testing instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier's consumable supplies, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

•	Changes in economics. An underlying change in the economics with a supplier, such as a large price increase or new requirement of large minimum purchase amounts, could have a significant,

--36-

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

--37-

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

Revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 16% and 17% of our consolidated revenue for the nine and three months ended September 30, 2017 as well as 13% and 12% of our consolidated revenue for the nine and three months ended September 30, 2016, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 11% and 14% of our consolidated revenue for the nine and three months ended September 30, 2017 as well as 11% and 12% of our consolidated revenue for the nine and three months September 30, 2016, respectively. Revenue from Eli Lilly entities, including Elanco, represented approximately 12% and 11% of our consolidated revenue for the nine and three months ended September 30, 2017 as well as 13% and 15% of our consolidated revenue for the nine and three months ended September 30, 2016, respectively. No other customer accounted for more than 10% of our consolidated revenue for the nine and three months ended September 30, 2017 or 2016.

Henry Schein represented 15% and 16% of our consolidated accounts receivable at September 30, 2017 and December 31, 2016, respectively. Eli Lilly entities, including Elanco accounted for approximately 20% and 15% of our consolidated accounts receivable at September 30, 2017 and December 31, 2016, respectively. Merck entities accounted for 20% and 11% of our consolidated accounts receivable at September 30, 2017 and December 31, 2016, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2017 or December 31, 2016, respectively.

The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business, reputation, and financial results.

--38-

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

--39-

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended September 30, 2017, the stock price of our Public Common Stock has ranged from a low of $46.51 to a high of $115.00. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

--40-

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

--41-

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

--42-

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

--43-

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.7 million at September 30, 2017. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

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

--44-

securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

Our Credit Facility contains restrictions that may limit our flexibility in operating our business.

In July 2017, we entered into a Credit Facility with JPMorgan Chase Bank, N.A. The Credit Facility contains various financial and negative operating covenants that limit our ability to engage in specified types of transactions. The financial covenants require that we maintain a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA ratio. The operating covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;

•	create, incur or assume additional indebtedness;

•	encumber or permit lines on certain of our assets;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all our substantially all of our assets; and

•	enter into certain transactions.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2017, we had an accumulated deficit of $142.3 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

--45-

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None
Item 4.        Mine Safety Disclosures

Not applicable.
Item 5.        Other Information.
On July 26, 2017, the Company's Board of Directors approved minor clarifying amendments to Section 3.15 of the Company's Amended and Restated Bylaws, as amended (the "Bylaws"), to make it more clear that the Chair of the Board of Directors is to meet appropriately with the Chief Executive Officer and to participate in decisions regarding his or her retention, as well as to act as spokesperson for the Board of Directors. A conformed copy of the Bylaws, as so amended, is filed as an exhibit with this quarterly report on Form 10-Q.

--46-

Item 6.        Exhibits.

Exhibit Number	Notes	Description of Document

3.1		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2017).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

--47-

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2017.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President
By: /s/ JOHN MCMAHON John McMahon Vice President, Chief Financial Officer

--48-