Form 10-K
period 2017-12-31
HESKA CORP
filed 2018-03-09
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $663,091,000 as of June 30, 2017 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

7,305,630 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at March 8, 2018.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2018 Annual Meeting of Stockholders.

 HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, Element DC, Element HT5, Element POC, and Element i are registered trademarks and Element COAG is a trademark of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This annual report on Form 10-K also refers to trademarks and trade names of other organizations.

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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2018 proxy statement on Schedule 14A, as of the date of the Schedule 14A.
PART I

Item 1.	Business
Unless we state otherwise or the context otherwise requires, the terms "Heska," "we," "our," "us" and the "Company" refer to Heska Corporation and its consolidated subsidiaries.
Overview
We sell veterinary and animal health diagnostic and specialty products. Our offerings include point of care laboratory instruments and supplies, digital imaging products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on the canine and feline healthcare space.
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
On May 31, 2016, we acquired Cuattro Veterinary, LLC ("Cuattro International"), which was subsequently renamed Heska Imaging International, LLC ("International Imaging") and marked our entry into the international veterinary imaging market. Financial information broken out by geographic region is incorporated by reference to Note 14 to the financial statements included under Item 8 of this annual report on

Form 10-K. As of the closing date of the Merger, the Company's interest in both International Imaging and US Imaging was transferred to the Company's wholly-owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
On June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").

On June 13, 2017, the Company incorporated Heska Canada Limited in the province of British Columbia, in order to expand our footprint into more of the North American veterinary market.
We were founded as Paravax, Inc. and incorporated in California in 1988. We changed our name to Heska Corporation in 1995, reincorporated in Delaware and completed our initial public offering in 1997.
Our principal executive offices are located at 3760 Rocky Mountain Avenue, Loveland, Colorado 80538, our telephone number is (970) 493-7272 and our internet address is www.heska.com.
Products and Services
Our business is composed of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes, primarily for canine and feline use, point of care laboratory instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as point of care diagnostic tests and heartworm preventive products. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine. All OVP products are sold by third parties under third party labels.
Core Companion Animal Health Segment
We presently sell a variety of companion animal health products and services, among the most significant of which are the following:
Point of Care Laboratory and Imaging Diagnostics
We offer a line of veterinary point of care (stationary and portable) laboratory diagnostic instruments for testing for blood and other biological materials, for use in diagnostic imaging, and for other uses, some of which are described below. We also market and sell consumable supplies and services for these instruments. Our line of veterinary instruments includes the following:
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
Hematology. The Element HT5® Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which measures key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5 can generate results in less than a minute with 15 µL of sample. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). The HEMATRUE Veterinary Hematology Analyzer (the "HEMATRUE") is an easy-to-use and reliable 3-part hematology blood analyzer that we continue to offer to our customers.  We are supplied HEMATRUE instruments and affiliated reagents and supplies for the HEMATRUE under a contractual agreement with Boule Medical AB ("Boule").
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
Immunodiagnostics. The Element i Immunodiagnostic Analyzer ("Element i") utilizes fluorescence immunoassay technology to ensure sensitivity for accurate in-clinic detection of Total T4, TSH, Cortisol, and Bile Acids. The Element i is a benchtop technology with a test time of 10 minutes or less per analyte. Along with confidence in results, this measurement principle allows for simplified reagents and testing protocols. Element i units are supplied to us under a contractual agreement with FUJIFILM.
Coagulation. The Element COAG™ Veterinary Analyzer ("Element COAG") is a compact bench top, cartridge-based system used for coagulation and specialty testing. There are five test cartridges offered: the PT/aPTT Coag Combo, Equine Fibrinogen, Canine Fibrinogen, Canine DEA 1 Blood Typing and Feline A and B Blood Typing.  Each of these cartridges perform accurate, automated analysis using less than 100 µL of sample in just minutes.  We are supplied with the Element COAG and affiliated cartridges and supplies under a contractual agreement with Zoetis US, LLC, a unit of Zoetis, Inc.
IV Pumps. The VET/IV 2.2 infusion pump is a compact, affordable IV pump that allows veterinarians to easily provide regulated infusion of fluids for their patients.
Digital Radiography. We sell hardware, including digital radiography detectors, acquisition workstation equipment, positioning aides, viewing computers, radiographic generators, anti-scatter grids, and other accessories for use in digital radiography imaging diagnostics. With this hardware, we also provide licensed embedded software, support, data hosting, warranty, and other services. CloudDRTM solutions combine flat panel digital radiography detectors, acquisition workstations, and acquisition software to produce, review, archive, and share radiographic image studies, primarily in fixed location companion animal veterinary settings.
We also sell mobile digital radiography products, primarily for equine use, such as the Uno 6TM, a full powered, portable digital radiography generator integrated with an embedded touchscreen acquisition and review function, based upon a patented design of Cuattro, LLC ("Cuattro"). In addition to Uno 6, we sell the Slate HUBTM, a mobile digital radiography acquisition console that is capable of operating as a general full field wireless x-ray imager and as the control and display for DentiSlateTM, a large format intraoral dental sensor, and SonoSlate TM, a wireless ultrasound.
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

Diagnostics Data and Support. CloudbankTM is an automatic, secure, web-based image storage solution designed to interface with the imaging products we sell. ViewCloudTM is a Picture Archival and Communications System (PACS) for Cloudbank for web or local viewing, reporting, planning and email sharing of studies on Internet devices, including personal computers, tablet devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support customers. Access and operation between our imaging devices and Cloudbank and SupportCloud is supported by the acquisition software used in the equipment we sell.

With the acquisition of US Imaging and International Imaging, we entered into supply and license agreements with Cuattro to secure exclusive rights to, among other things, proprietary acquisition software, Cloudbank, ViewCloud, research and development, and other benefits. Cuattro provides us with much of the hardware, software, data hosting and other services for our digital radiography solutions under these exclusive contractual arrangements. Cuattro is 100% owned by our President and Chief Executive Officer, Kevin S. Wilson, his spouse, Shawna M. Wilson ("Mrs. Wilson") and by trusts for the benefit of their children and family.
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
We market and sell heartworm diagnostic tests for both canine and feline species. SOLO STEP CH for dogs and SOLO STEP FH for cats are available in point-of-care, single use formats that can be used by veterinarians on site. We also offer SOLO STEP CH Batch Test Strips, a rapid and simple point-of-care antigen detection test for dogs that allows veterinarians in larger practices to run multiple samples at the same time. We obtain SOLO STEP CH, SOLO STEP FH and SOLO STEP Batch Test Strips under a contractual agreement with Quidel Corporation ("Quidel").
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
Allergy Products and Services
Allergy is common in companion animals, and it has been estimated to affect approximately 10% to 15% of dogs. Clinical symptoms of allergy are variable, but are often manifested as persistent and serious skin disease in dogs and cats. Clinical management of allergic disease is problematic, as there are a large number of allergens that may give rise to these conditions. Although skin testing is often regarded as the most accurate diagnostic procedure, such tests can be painful, subjective and inconvenient. The effectiveness of the immunotherapy that is prescribed to treat symptoms of allergic disease is inherently limited by inaccuracies in the diagnostic process.

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

Veterinarians who use our ALLERCEPT Definitive Allergen Panels often purchase our ALLERCEPT Therapy Shots or ALLERCEPT Therapy Drops. These prescription immunotherapy treatment sets are formulated specifically for each allergic animal and contain only the allergens to which the animal has significant levels of IgE antibodies. The prescription formulations are administered in a series of subcutaneous injections (Shots) or by daily sublingual (under the tongue) administration (Drops), with doses increasing over several months, to ameliorate the allergic condition of the animal. Immunotherapy is generally continued for an extended time. We offer canine, feline and equine subcutaneous and sublingual immunotherapy treatment products. We believe our ALLERCEPT Therapy Drops offer a convenient alternative to subcutaneous injection, thereby increasing the likelihood of pet owner compliance.

Total assets of the CCA segment were $112 million, $111 million, $93 million as of December 31, 2017, 2016, and 2015, respectively. See Item 7 - MDA for Results of Operations for the CCA segment.
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
Total assets of the OVP segment were $24 million, $20 million, $17 million as of December 31, 2017, 2016, and 2015, respectively. See Item 7 - MDA for Results of Operations for the OVP segment.

Marketing, Sales and Customer Support
We currently market our Core Companion Animal Health products in the United States to veterinarians through an outside field organization, a telephone sales force, independent third-party distributors, as well as through trade shows and print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2017, our customer facing sales, installed base support and utilization organization consisted of 82 individuals in various parts of the United States.
Veterinarians may obtain our products directly from us or indirectly through others. All of our Core Companion Animal Health products ultimately are sold primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success.
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
Our facility in Des Moines, Iowa is a United States Department of Agriculture ("USDA"), Food and Drug Administration ("FDA"), and Drug Enforcement Agency ("DEA") licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will, for the foreseeable future, manufacture most or all of our pharmaceutical and biological products at this facility, as well as most or all of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our allergy treatment products and all our OVP segment products at this facility. The OVP segment's customers purchase products in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for products we manufacture are readily available from more than one source.

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
We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:

•	Quidel for the development of SOLO STEP CH Cassettes, SOLO STEP CH Batch Test Strips and SOLO STEP FH Cassettes;

•	Mindray for the development of veterinary applications for the HT5 Veterinary Hematology Analyzer and associated reagents;

•	FUJIFILM for the development of veterinary applications for the Element DC Veterinary Chemistry Analyzer and associated slides and supplies; and

•	Cuattro for the development of veterinary applications for digital imaging and data hosting.
Internal research and development is managed on a case-by-case basis. We employ individuals with expertise in various applicable areas and will form multidisciplinary product-associated teams as appropriate. We incurred expenses of $2.0 million, $2.1 million and $1.7 million in the years ended December 31, 2017, 2016 and 2015, respectively, in support of our research and development activities.
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
We actively seek patent protection both in the United States and abroad. Our issued patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, nutrition, pain control and vaccine delivery technologies. As of December 31, 2017, we owned, co-owned or had rights to 68 issued US patents expiring at various dates from January 2018 to May 2028 and had no pending US patent applications. Our corresponding foreign patent portfolio as of December 31, 2017 included 62 issued patents in various foreign countries expiring at various dates from January 2019 to August 2024 and had no pending applications.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for profit companies.
Seasonality
Our fourth quarter results in any given year are typically stronger than those for any other quarter. We expect this trend to continue in the future as it is a long term trend within our imaging diagnostic business.

Government Regulation
Although the majority of our revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the United States, including the USDA and the FDA, and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the major US government agencies that regulate animal health products:

•
USDA.  Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA.  Industry data indicates that it takes approximately five to seven years and in excess of $2.0 - $5.0 million to license a conventional vaccine for animals from basic research through licensing.  In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost.  However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license.  The USDA licensing process involves the submission of several data packages.  These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

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
We have pursued CE mark for imaging equipment and regulatory approval outside the United States based on market demographics of foreign countries. For marketing outside the United States, we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the United States. We cannot be certain that approval of any of our products in one country will result in approvals in any other country.
To date, we or our distributors have sought regulatory approval for certain of our products in Canada, which is governed by the Canadian Center for Veterinary Biologics, or CCVB; in Japan, which is governed by the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF; in Australia, which is governed by the Australian Department of Agriculture, Fisheries and Forestry, or ADAFF; in South Africa, which is governed by the Republic of South Africa Department of Agriculture, or RSADA; in Hong Kong, which is governed by the Agriculture, Fisheries and Conservation Department, or ADCD; in Macau, which is governed by the Macau Animal Health Division of Animal Control and Inspection, or IACM; and in certain other countries requiring such approval.
Core Companion Animal Health products previously discussed which have received regulatory approval in the United States and/or elsewhere are summarized below:

Products	Country	Regulated	Agency	Status
ALLERCEPT Allergy Treatment Sets	United States Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP CH	United States EU Canada Japan Australia	Yes No-in most countries Yes Yes Yes	USDA CCVB MAFF ADAFF	Licensed Licensed Licensed Licensed
SOLO STEP CH Batch Test Strips	United States Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP FH	United States Canada Australia	Yes Yes Yes	USDA CCVB ADAFF	Licensed Licensed Licensed
TRI-HEART Plus Heartworm Preventive	United States Japan South Korea Hong Kong Macau	Yes Yes Yes Yes Yes	FDA MAFF NVRQS AFCD IACM	Licensed Licensed Licensed Licensed Licensed

Customer Concentration

The information concerning our significant customers included in our Risk Factors section of this annual report under the caption “The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results” is incorporated herein by reference thereto.

Competition
Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point of care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis, Inc. ("Abaxis") and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.
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
Employees
As of March 8, 2018, we and our subsidiaries employed 345 people. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.
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
Executive Officers of the Registrant
Our executive officers and their ages as of March 9, 2018 are as follows:

Name	Age	Position
Kevin S. Wilson	45	Chief Executive Officer and President
Catherine Grassman	42	Vice President, Chief Accounting Officer and Controller
Jason A. Napolitano	49	Chief Operating Officer, Chief Strategist and Secretary
Michael J. McGinley, Ph.D.	57	President, Biologicals & Pharmaceuticals
Nancy Wisnewski, Ph.D.	55	Executive Vice President, Diagnostic Operations and Product Development
Steven M. Eyl	52	Executive Vice President, Global Sales and Marketing
Steven M. Asakowicz	52	Executive Vice President, Companion Animal Health Sales
Rodney A. Lippincott	44	Executive Vice President, Companion Animal Health Sales
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
Catherine Grassman, CPA, was appointed Vice President and Chief Accounting Officer on December 1, 2017. Previously serving as Heska’s Corporate Controller, Ms. Grassman has been a central figure in the Company’s accounting and finance leadership since January of 2017. Prior to joining Heska, Ms. Grassman was Corporate Controller of a mid-sized private-equity backed company. She also spent more than 15 years with PricewaterhouseCoopers, LLP as a senior manager in the audit practice. She is licensed in Colorado as a Certified Public Accountant and possesses a Masters of Accountancy and a Bachelors of Business Administration from Stetson University.
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
Michael J. McGinley, Ph.D. was appointed President, Biologicals & Pharmaceuticals in February 2013. He previously served as President and Chief Operating Officer from January 2009 to February 2013,

Vice President, Global Operations from April through December 2008, Vice President, Operations and Technical Affairs and General Manager, Heska Des Moines from January 2002 to April 2008 and in other positions beginning in June 1997. Prior to joining the Company, Dr. McGinley held positions with Bayer Animal Health and Fort Dodge Laboratories. He holds Ph.D. and MS degrees in Immunobiology from Iowa State University and successfully completed the Advanced Management Program at the Harvard Business School in 2008. On December 23, 2017, the Company and Dr. Michael McGinley amicably agreed to terminate his employment as an involuntary termination effective March 31, 2018 (the “Separation Date”), under a Separation Agreement and Release, dated as of December 23, 2017, pursuant to which (i) Dr. McGinley agreed, among other things, to continue providing services to the Company through the Separation Date, to execute a customary release of claims in favor of the Company, and to refrain from engaging in certain competitive conduct against the Company for 36 months after the Separation Date, and (ii) the Company agreed to pay severance to Dr. McGinley pursuant to the terms of his existing employment agreement, as amended through August 4, 2011, with the Company, which will terminate on the Separation Date.
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
Steven M. Asakowicz was appointed Executive Vice President, Companion Animal Health Sales in February 2013. From July 2011 to February 2013, he was employed by Cuattro, LLC as Vice President, Sales – US Veterinary and sold exclusively on behalf of Cuattro Veterinary USA, LLC. Mr. Asakowicz previously worked as Sales Director for Sound Technologies, Inc. ("Sound") from November 2002 to June 2011, including after Sound was acquired by VCA Antech, Inc. in 2004. Prior to entering the animal health market, Mr. Asakowicz spent 3.5 years employed by Smith Micro Software, Inc. as a Sales Manager and spent 7.5 years employed by AirTouch Cellular and PacTel Cellular (currently Verizon Wireless) as a Corporate Account Executive. Mr. Asakowicz holds a BA degree from San Diego State University.
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

We have significant related party transactions.

Cuattro, LLC is a supplier to Heska Imaging, LLC under an Amended and Restated Master License Agreement and Supply Agreement which was negotiated at arm's length as part of the acquisition by Heska Corporation of a majority interest in a predecessor entity to Heska Imaging, LLC. As discussed below, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

Mr. Wilson's employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention in his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson ("Mrs. Wilson"). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including equity held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson's children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging, LLC, our wholly-owned subsidiary. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.
Cuattro, LLC charged Heska Imaging $17.7 million, $14.5 million, and $9.0 million during 2017, 2016, and 2015, respectively, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses. Heska Corporation charged Cuattro, LLC $0.1 million, $0.2 million, and $0.2 million in the years ended December 31, 2017, 2016, and 2015, respectively, primarily related to facility usage and other services.
Heska Corporation had a receivable from Cuattro, LLC of $1 thousand and $22 thousand as of December 31, 2017 and 2016, respectively which is included in "Due from - related parties" on the Company's consolidated balance sheet. Heska Imaging, LLC had a receivable from Cuattro, LLC of $0 thousand and $78 thousand as of December 31, 2017 and 2016, respectively. Heska Imaging, LLC owed Cuattro $1.7 million as of December 31, 2017, and Global Imaging owed Cuattro $1.6 million as of December 31, 2016, which is included in "Due to- related parties" on the Company's consolidated balance sheets.

We may face costly legal disputes, including disputes related to our intellectual property or technology or that of our suppliers or collaborators.

We may face legal disputes related to our business. For example, on March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation ("Fauley Complaint"). Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. Insurance coverage may not cover any costs required to litigate a legal dispute or an unfavorable ruling or settlement. We do not have insurance coverage for the Fauley Complaint. A legal dispute leading to an unfavorable ruling or settlement, whether or not insurance coverage may be available for any portion thereof, could have significant material adverse consequences on our business. We may have to use legal means and incur affiliated costs to secure the benefits to which we are entitled, such as to collect payment for goods shipped to third parties, which would reduce our income as compared to what it otherwise would have been.

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

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have a supply agreement with Eli Lilly and its affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 12% of our 2017 revenue. Revenue from Eli Lilly entities, including Elanco, represented 11% of our 2017 revenue. If Merck Animal Health personnel fail to market, sell and support our heartworm preventive sufficiently or if Elanco personnel fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, our sales could decline significantly. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. For example, we believe a unit of Merck has obtained FDA approval for a canine heartworm preventive product with additional claims compared with our TRI-HEART Plus Chewable Tablets, but which we believe is not currently being marketed actively. Should Merck decide to emphasize sales and marketing efforts of this product rather than our TRI-HEART Plus Chewable Tablets or cancel our agreement regarding canine heartworm preventive distribution and marketing, our sales could decline significantly. In another example, if Elanco were to emphasize sales and marketing efforts for bovine vaccines other than those we produce or cancel our supply agreement and produce the vaccines we supply to it by itself, our sales could decline significantly. Third-party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

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

We rely on third-party suppliers to manufacture those products we do not manufacture ourselves and to provide services we do not provide ourselves. Proprietary products provided by these suppliers represent a majority of our revenue. We currently rely on these suppliers for our point of care laboratory instruments and consumable supplies for these instruments, for our imaging products and related software and services, for key components of our point-of-care diagnostic tests as well as for the manufacture of other products.

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers who sell us proprietary products who are responsible for more than 5% of our LTM revenue are FUJIFILM Corporation, Cuattro, LLC, and Shenzen Mindray Bio-Medical Electronics Co., Ltd. Only FUJIFILM Corporation sold us products that were responsible for more than 25% of our LTM revenue. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our point of care laboratory instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. Although we believe we will be able to maintain a supply of our major product and service offerings in the near future, there can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•
Loss of exclusivity. In the case of our point of care laboratory instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.

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

•
High switching costs. In our point of care laboratory instrument products, we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale, thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

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

In our CCA Segment, revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13%, 13%, and 10% of our consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 12% for the year ended December 31, 2017, and 11% each for the years ended December 31, 2016 and 2015. Revenue from De Lage Landen Financial Services, Inc. ("DLL"), represented approximately 7%, 11%, and 10% of our consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively. DLL is a third-party financing company that provides financing and leasing for, primarily, our imaging product customers. In our OVP segment, revenue from Eli Lilly entities, including Elanco, represented approximately 11%, 12% and 12% for the years ended December 31, 2017, 2016, and 2015, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2017, 2016, or 2015.

Henry Schein represented 16% of our consolidated accounts receivable at December 31, 2017 and 2016. Merck entities represented approximately 15% and 11% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. DLL represented 11% and 18% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. Eli Lilly entities, including Elanco, represented approximately 3% and 15% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2017 or 2016.

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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third-party distributors, including distributors who sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX"), Abaxis Inc. ("Abaxis"), and Zoetis Inc. ("Zoetis"). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Santé Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. Zoetis has recently launched allergy products which may diminish the competitiveness and sales prospects for our own allergy immunotherapy products. IDEXX has recently launched an SDMA test in its point of care laboratory chemistry line, which may cause veterinary customers to prefer IDEXX products to ours.

If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.

We benefit from relationships or collaboration with third parties, including but not limited to, companies, buying groups, veterinary hospital groups, and reference laboratory entities that operate in our markets. Beneficial third party, semi-competitive, directly competitive, and cooperative relationships that affect how we go to market, develop products, generate leads, and other commercial efforts of Heska may be negatively affected as a result of consolidation, acquisition, merger, exclusive arrangement, or other agreements or activities between and amongst those third parties and others.

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

For our point of care laboratory blood diagnostics products, we primarily rely on contracts with our veterinary customers for their use of our owned equipment and our consumables supplies over a multiple year period. If veterinarians under these contracts experience a significant downturn in their business, they may not fulfill their use and financial obligations under these contracts. If veterinarians breach our contracts, and we are unable to collect on default payment provisions or otherwise enforce the terms of our contracts, our business will be adversely affected. If we have to litigate against customer(s) to enforce our contracts, our expenses may increase, our sales may decrease to those customers, and our reputation may suffer. If significant numbers of our customers under contracts for use of our equipment and consumable supplies do not renew their contracts, our business will be adversely affected.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2017, the closing stock price of our Public Common Stock has ranged from a low of $71.55 to a high of $110.24. Fluctuations in the trading price or liquidity of our Public Common Stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our Public Common Stock include:

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

In February 2018, our Board of Directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our Board of Directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Shareholder (as defined in our Certificate of Incorporation). This waiver, and any similar waivers that our Board of Directors may grant in the future, may make it more likely that we have a "change of ownership" as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations.

Our Credit Facility contains restrictions that may limit our flexibility in operating our business.

In July 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which provides for a revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility contains various financial and non-financial operating covenants that limit our ability to engage in specified types of transactions. The financial covenants require that we maintain a minimum fixed charge coverage ratio and a maximum leverage ratio. The operating covenants limit our ability to, among other things:

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

We prepare our financial statements in conformance with United States generally accepted accounting principles, or US GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others who interpret and create accounting policies. A change in those policies or how those policies are interpreted can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results and the way we conduct our business, or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $26.7 million at December 31, 2017. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") has increased our required administrative actions and expenses as a public company since its enactment. The general and administrative costs of complying with Sarbanes-Oxley will depend on how it is interpreted over time. Of particular concern are the level of standards for internal control evaluation and reporting adopted under Section 404 of Sarbanes-Oxley. If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we and/or our auditors may be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our financial statements and cause our stock price to decline. Even if we and our auditors are able to conclude that our internal control over financial reporting is designed and operating effectively in such a circumstance, our general and administrative costs are likely to increase. For example, in both 2017 and 2016, we were required to have our independent registered public accountant conduct an audit of our internal control over financial reporting because as of June 30 of both years our stock market value was above a certain level prescribed by regulation. This increased our general and administrative costs from what they otherwise would have been.

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

Finally, changes in our tax environment could cause volatility or have an adverse effect on our business and financial results, as taxes are a significant component of our expenses. On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “Act”), was enacted into law. The resulting changes in US corporate tax rates, revised rules and taxing regimes could result in a material effect to our results of operations, deferred tax asset value, and financial condition. Additionally, at this point, it is unclear how many US states will incorporate these federal law changes into their local laws, and to what extent. We are continuing to evaluate the Act and the resulting impacts. If our complete and final assessment and understanding of the 2017 Tax Act differs significantly from this initial assessment, or the forthcoming rules, regulations and interpretations change our preliminary conclusions, the resulting impacts could have a material adverse impact on our tax rate and tax expense.

We intend to pursue acquisitions and other strategic development opportunities, which may not result as desired and could be detrimental to our financial position.

We intend to pursue acquisitions and other strategic development opportunities, including minority investments where strategic. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value.

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
We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•	supply of products, including minimum purchase agreements, from third-party suppliers or termination, cancellation or expiration of such relationships;

•	competition and pricing pressures from competitive products;

•	the introduction of new products or services by our competitors or by us;

•	large customers failing to purchase at historical levels;

•	fundamental shifts in market demand;

•	manufacturing delays;

•	shipment problems;

•	information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;

•	regulatory and other delays in product development;

•	product recalls or other issues which may raise our costs;

•	changes in our reputation and/or market acceptance of our current or new products; and

•	changes in the mix of products sold.

We have high operating expenses, including those related to personnel. Many of these expenses are fixed in the short term and may increase over time. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.

Cyberattack related breaches of the Company’s information technology systems could have an adverse effect on our business.

Cyberattacks, ranging from the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting our Company’s ability to operate normally, could have an effect on our business.  Cyberattacks may cause equipment failures, loss of information, including sensitive personal information of vendors, customers or employees or valuable technical and marketing information, as well as disruptions to our or our vendor or customers’ operations. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective. Cyberattacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker.  While, to date, we have not been subject to cyberattacks which, individually or in the aggregate, have been material to Heska Corporation’s operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

The Company devotes significant resources to network security, data encryption and other security measures to protect its systems and data, but these security measures cannot provide absolute security. The Company requires user names and passwords to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent unauthorized access. The Company also conducts periodic internal training and educational communications to raise and maintain employee cybersecurity awareness.  To the extent the Company was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and reduce or otherwise negatively impact access to online services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of Personally Identifiable Information (PII), the Company’s reputation and brand could be materially damaged. Use of the Company’s products and services could decrease, and the Company could be exposed to a risk of loss or litigation and possible liability.

We have less than 300 holders of record, which could allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our Public Common Stock on the Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on the Nasdaq Capital Market.

We have less than 300 holders of record as of our latest information, a fact which could make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on the Nasdaq Capital Market, which we would expect to materially adversely affect the liquidity and market price for our common stock. The Nasdaq Capital Market has several additional quantitative and qualitative requirements companies must comply with to maintain this listing. While we believe, we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2017, we had an accumulated deficit of $143.5 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal administrative and research and development activities are located in Loveland, Colorado. We lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement which expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of 168,000 square feet of buildings on 34 acres of land, which we own. We also own a 175-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland has approximately 6,000 square feet leased under an agreement which expires in 2022.

Item 3.	Legal Proceedings
From time to time, we may be involved in litigation related to claims arising out of our operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter and at this time is unable to estimate a possible loss or range of loss. As of December 31, 2017, we were not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Public common stock is quoted on the Nasdaq Capital Market under the symbol "HSKA". The following table sets forth the high and low sales prices for our Public common stock as reported by the Nasdaq Capital Market for the periods indicated below:

	High	Low
2016
First Quarter	$38.29	$27.00
Second Quarter	$40.73	$26.26
Third Quarter	$57.41	$37.49
Fourth Quarter	$74.33	$46.51
2017
First Quarter	$105.00	$70.84
Second Quarter	$110.25	$87.01
Third Quarter	$115.00	$84.40
Fourth Quarter	$99.21	$75.21
2018
First Quarter (through March 8, 2018)	$83.98	$56.59
As of March 8, 2018, there were approximately 260 holders of record of our Public Common Stock, and approximately 3,900 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2017 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Heska Corporation	$100	$108	$224	$478	$884	$990
NASDAQ Medical Supplies Index	$100	$122	$147	$163	$185	$243
NASDAQ Composite Total Return Index	$100	$140	$161	$172	$187	$243

Item 6.	Selected Financial Data
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

	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenue, net	$129,341	$130,083	$104,597	$89,837	$78,339
Net income (loss) attributable to Heska Corporation	$9,953	$10,508	$5,239	$2,603	$(1,196)

Earnings (loss) per share attributable to Heska Corporation:
Basic earnings (loss) per share attributable to Heska Corporation	$1.42	$1.55	$0.80	$0.44	$(0.21)
Diluted earnings (loss) per share attributable to Heska Corporation	$1.30	$1.43	$0.74	$0.41	$(0.21)
Basic weighted-average common shares outstanding	7,026	6,783	6,509	5,951	5,755
Diluted weighted-average common shares outstanding	7,642	7,361	7,074	6,409	5,755

Consolidated Balance Sheets Data:
Total assets	$135,787	$130,844	$109,719	$96,844	$93,553
Long-term obligations and redeemable preferred stock	$—	$—	$—	$—	$—

Cash dividends declared per share:	$—	$—	$—	$—	$—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8, respectively, of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on March 8, 2018, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include point of care diagnostics laboratory instruments and supplies, digital imaging diagnostics products, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Our business is composed of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes, primarily for canine and feline use, point of care laboratory instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine.
Core Companion Animal Health ("CCA"), represented 81% of our 2017 revenue. Other Vaccines, Pharmaceuticals and Products ("OVP"), represented 19% of our 2017 revenue. OVP products are sold by third parties under third party labels.
The CCA segment includes, primarily for canine and feline use, point of care diagnostics consisting of laboratory instruments and supplies, digital imaging products, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products.
Revenue from point of care laboratory includes instruments, consumables, and other revenue such as service represented $54.9 million, $48.8 million, and $38.6 million, of our 2017, 2016, and 2015 revenue, respectively. Revenue in this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Approximately $39.2 million, $36.3 million, and $30.6 million of our 2017, 2016, and 2015 revenue, respectively, resulted from the sale of such testing consumables to an installed base of instruments. Approximately $13.8 million, $10.4 million, and $5.9 million, of our 2017, 2016 and 2015 revenue, respectively, was from instrument sales. Approximately $1.9 million, $2.0 million, and $2.2 million, of our 2017, 2016 and 2015 revenue, respectively, was from other revenue sources, such as charges for repairs. Instruments placed under subscription agreements are considered operating or sales-type (capital) leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our point of care laboratory and other non-imaging instruments and supplies are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables.
Imaging hardware, software and services represented approximately $21.9 million, $29.6 million, and $19.6 million of 2017, 2016, and 2015 revenue, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the point of care diagnostics laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented $25.6 million, $26.3 million, and $23.5 million of our 2017, 2016, and 2015 revenue, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Intervet Inc., d/b/a Merck Animal Health ("Merck Animal Health"), the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 58% and 42%, respectively, of CCA 2017 revenue, 61% and 39%, respectively, of CCA 2016 revenue, and 66% and 34%, respectively, of CCA 2015 revenue.
The OVP segment includes our 168,000 square foot USDA and FDA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all our US inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining future costs associated with warranties provided, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, estimating the useful lives of equipment under leasing arrangements, estimating the expense associated with the granting of stock, and in determining the need for, and the amount of, a valuation allowance on deferred tax assets. We consider the following to be our critical accounting estimates.
Revenue Recognition
We generate our revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive equipment and pay us a monthly fee for the usage of the equipment as well as, when applicable, the consumables needed to conduct testing. Outright sales to customers is the majority of imaging diagnostics transactions, while subscription placement is the majority of point of care diagnostics laboratory transactions. We also may recognize revenue through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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
Revenue from our point of care diagnostics laboratory subscription agreements is recognized based on the length of the agreements that are signed by our customers. Among other factors, the length of the agreement determines whether a subscription is considered an operating lease or capital lease. Our capital leases qualify for sales-type lease treatment. For subscription agreements that are considered operating leases, we recognize revenue of our subscriptions ratably over the term of the agreement. The equipment is transferred from inventory to property, plant and equipment and depreciated into cost of goods sold over the term of the agreement, based on the assets’ useful life, typically over a five to seven-year period depending on the circumstance under which the instrument is placed with the customer. Revenue from subscription agreements that are sales-type (capital) leases is recognized, along with the associated cost of the equipment, at the time of placement in our customer’s location. The amount of revenue recognized at the time of lease inception is based on, along with other factors, observable prior sales prices of similar equipment sold by us over the prior twelve months, relative to total contract value. We record a short and long-term capital lease receivable related to sales-type leases.
Revenue from our rentals of digital imaging equipment is recognized ratably over the term of the rental agreement, which is typically over a 26-month period. The equipment is transferred from inventory to property, plant and equipment and depreciated over the assets' useful life. At the conclusion of these arrangements, customers generally have the option to (a) extend the rental agreement for an additional term, (b) purchase the items for a price negotiated at the inception of the rental, less rental payments paid or (c) pay a termination and recovery fee and return the items and terminate the agreement.
Recording revenue from the sale of products involves the use of estimates and management's judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment that must be made by management. We must also make estimates regarding our future obligations relating to returns, rebates, allowances and similar other programs.
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
We enter into arrangements that include multiple elements. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Along with the issuance of ASC 606, additional cost guidance was issued and codified under ASC 340-40 that outlines the requirement for capitalizing incremental costs of obtaining a contract and costs to fulfill a contract that meet certain capitalization criteria.

Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period.  Upon adoption, Heska must elect to adopt either retrospectively to each prior reporting period presented (full retrospective method) or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application (modified retrospective method). Heska has elected to adopt the modified retrospective method and apply this method to contracts not yet completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard is recognized as an adjustment to the opening balance of our fiscal year 2018 retained earnings. The comparative information will not be recast and will continue to be reported under the accounting standards in effect for those periods.

Heska assessed the impact that the future adoption of ASC 606 is expected to have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts and various revenue streams, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Heska also performed a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018.

Based on review of customer contracts within our Core Companion Animal segment, Heska has determined the timing of revenue recognition of our product sales, which includes upfront equipment sales and sales of consumables, will continue to be recognized as it is currently, generally upon shipment of products. Also included within CCA are our subscription agreements, which contain a lease of equipment, for which rental income will continue to be recognized under ASC 840, Leases, unless the equipment is considered a sales-type lease and revenue will be recognized under ASC 606 at the point of sale. Often our contracts contain multiple performance obligations to which the transaction price must be allocated. The objective when allocating the transaction price is to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. All of the individual performance obligations, including equipment, consumables and services are sold separately, and therefore, observable prices are available.

Based on review of customer contracts within our Other Vaccines, Pharmaceuticals, and Products segment, Heska has determined that the timing of revenue recognition of our customer contracts will continue to be recognized as it is currently - generally upon shipment or acceptance by our customer. Heska assessed the over-time criteria within ASC 606 and concluded that because products within this segment have no alternative use to Heska as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date and therefore, point in time recognition is appropriate.

In addition, ASC 606 states that "an asset recognized in accordance with the incremental costs of obtaining a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates". Because a significant number of Heska’s customers are under noncancelable contracts for periods extending beyond one year with the delivery of goods and services occurring throughout the duration, Heska anticipates recording an asset related to the prepayment of such contract acquisition costs.

We expect the impact of the adoption of the new standard will result in an adjustment to the following recognition of software support revenue, which historically has been a separate element however this has been deemed to be an immaterial promise and therefore, previously deferred revenue relating to software support will be recognized at point of sale along with the equipment and embedded software. The adoption of the new standard will also impact the recognition of sales commissions. Previously, sales commissions were expensed when the underlying contract was executed, which will now be recognized as a cost to acquire a contract and amortized over its useful life. Finally, the new standard will impact the recognition of revenue associated with certain bill and hold arrangements. Previously, we deferred revenue recognition until shipment, which will now be recognized upon customer acceptance. We are finalizing the quantitative impact of these changes.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectability risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client's past payment history; and (iii) a deterioration in the client's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for credit risk in its accounts receivable which is not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectable accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.
Inventories
Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value of an inventory item is less than its recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for excess and/or obsolete inventory. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and shelf life of products.
Deferred Tax Assets – Valuation Allowance

We evaluate our ability to realize the tax benefits associated with a deferred tax asset (“DTA”) by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2016, a portion of our deferred tax assets, specifically our domestic federal and state net operating loss carryforwards ("NOL"), were reduced by a valuation allowance. As of December 31, 2017, due to the significant amount of additional stock-based compensation excess tax deductions generated, the Company determined that sufficient taxable income may not be generated to realize all of the DTAs as of December 31, 2017. As such, an additional valuation allowance of $2.9 million was recorded for the year against certain of the Company’s deferred tax assets. See Note 3 - Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our 2016 results of operations include the results of International Imaging for the period of June 1, 2016 through December 31, 2016. Our 2017 results included a full year of International Imaging operations. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, in Item 8 of this annual report on Form 10-K.
The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$129,341	$130,083	$104,597
Gross Profit	58,261	53,892	44,213
Operating expenses	40,042	37,359	35,656
Operating income	18,219	16,533	8,557
Interest and other (income) expense, net	(150)	29	130
Income before income taxes	18,369	16,504	8,427
Provision for income taxes	8,913	4,339	2,908
Net income	9,456	12,165	5,519
Net (loss) income attributable to non-controlling interest	(497)	1,657	280
Net income attributable to Heska Corporation	$9,953	$10,508	$5,239

The following table sets forth, for the periods indicated, segment data derived from our consolidated statements of income (in thousands):

CCA Segment

	Year Ended December 31,			Change
	2017	2016	2015	Dollar Change	% Change	Dollar Change	% Change
Revenue	$105,191	$107,398	$84,249	$(2,207)	(2)%	$23,149	27%
Percent of Total Revenue	81.3%	82.6%	80.5%
Cost of Revenue	54,509	59,066	45,652	(4,557)	(8)%	13,414	29%
Gross Profit	50,682	48,332	38,597	2,350	5%	9,735	25%
Operating Income	$12,656	$13,015	$4,911	$(359)	(3)%	$8,104	165%

OVP Segment

	Year Ended December 31,			Change
	2017	2016	2015	Dollar Change	% Change	Dollar Change	% Change
Revenue	$24,150	$22,685	$20,348	$1,465	6%	$2,337	11%
Percent of Total Revenue	18.7%	17.4%	19.5%
Cost of Revenue	16,570	17,125	14,733	(555)	(3)%	2,392	16%
Gross Profit	7,580	5,560	5,615	2,020	36%	(55)	(1)%
Operating Income	$5,563	$3,518	$3,646	$2,045	58%	$1,601	44%
Revenue
Total revenue decreased 1% to $129.3 million in 2017 compared to $130.1 million in 2016. Total revenue increased 24% to $130.1 million in 2016 compared to $104.6 million in 2015.
CCA segment revenue decreased 2% to $105.2 million in 2017 compared to $107.4 million in 2016. The decrease was driven primarily by a 26% decrease in revenue from sales of our imaging products, partially offset by a 12% increase in revenue from core point of care laboratory subscriptions, equipment and consumables. CCA segment revenue increased 27% to $107.4 million in 2016 compared to $84.2 million in 2015. The increase was driven primarily by greater sales of our digital imaging products, increased sales of our heartworm preventive products and increased installed base and revenue recognition of our instruments and sales of their associated consumables. These increases were partially offset by declines in sales of our heartworm diagnostic tests and allergy testing and treatments.
OVP segment revenue increased 6% to $24.2 million in 2017 compared to $22.7 million in 2016 and increased 11% to $22.7 million in 2016 compared to $20.3 million in 2015. The increase in 2017 from 2016 was due to various customer contracts. The increase in 2016 from 2015 was driven primarily by greater revenue from our contract with Elanco.
Gross Profit
Gross profit increased 8% to $58.3 million in 2017 compared to $53.9 million in 2016.  Gross margin percent, which we derive by dividing gross profit by total revenue, increased to 45.0% in 2017 compared to 41.4% in 2016. The increase in gross profit was driven primarily by favorable pricing, while the increase in gross margin percentage was driven in part by favorable margins on consumables in our CCA segment and product mix in our OVP segment. Gross profit increased 22% to $53.9 million in 2016 compared to $44.2 million in 2015. Gross margin percent decreased to 41.4% in 2016 compared to 42.3% in 2015. This lower gross margin percentage was driven primarily by unfavorable product mix in our OVP segment as well as incremental sales from International Imaging, which contributes slightly lower gross margins than our domestic imaging products.
Operating Expenses
Selling and marketing expenses increased 5% to $23.2 million in 2017 compared to $22.1 million in 2016. The increase was driven primarily by a $1.0 million increase in compensation and benefits and a $0.3 million increase in stock compensation, partially offset by a $0.6 million decrease in commissions and other incentive compensation. Selling and marketing expenses increased 4% to $22.1 million in 2016 compared to $21.3 million in 2015. The increase was driven primarily by commissions paid on higher sales levels, particularly on our digital radiography sales and instrument placements.

Research and development expenses decreased 7% to $2.0 million in 2017, compared to $2.1 million in 2016, primarily driven by a decrease in other incentive compensation. Research and development increased 29% to $2.1 million in 2016, as compared to $1.7 million in 2015. The increase was driven primarily by spending on product development for digital radiography solutions.
General and administrative expenses increased 13% to $14.8 million in 2017, compared to $13.1 million in 2016. The increase was driven primarily by a $0.7 million increase in general consulting services, $0.6 million increase in compensation and benefits (net of a decrease in other incentive compensation), and a $0.2 million increase in severance expense. General and administrative expenses increased 4% to $13.1 million in 2016, as compared to $12.7 million in 2015. The increase was driven primarily by intangible amortization expense related to our acquisition of International Imaging.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was income of $150 thousand in 2017, as compared to an expense of $29 thousand in 2016 and expense of $130 thousand in 2015.
The increase in other income in 2017 was primarily driven by a $293 thousand increase in net foreign currency gains offset by a $85 thousand increase in interest expense. The decrease in other expense in 2016 as compared to 2015 was driven primarily by income received from the sale of an equity investment during the first quarter of 2016. This income was offset by minimum interest payments made on our line of credit and greater foreign currency losses.
Income Tax Expense

In 2017, we had total income tax expense of $8.91 million, including approximately $5.9 million related to the re-measurement of our deferred tax balances as a result of the US Tax Cuts and Jobs Act. In 2016 and 2015 respectively, we had total income tax expense of $4.3 million and $2.9 million. In 2017, our deferred income tax expense was increased by $5.9 million (i.e. the write down of deferred tax asset balances and the valuation allowance) for tax reform legislation and our current income tax expense was reduced by $5.5 million for employee share-based payment awards which are now recorded in the income statement in accordance with our accounting policy election. See Note 3 - Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

On December 22, 2017, the tax legislation commonly known as The US Tax Cuts and Jobs Act was signed into law (the “Act”). This enactment resulted in a number of significant changes to US federal income tax law for US corporations. Most notably, the statutory US federal corporate income tax rate was reduced to 21%. In addition to the change in the corporate income tax rate, the Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017; the further limitation of the deductibility of share-based compensation of certain highly compensated employees; and the repeal of the corporate alternative minimum tax; amongst other provisions. We are required to recognize the effect of the tax law changes in the period of enactment. Shortly after enactment, the Security and Exchange Commission (SEC) issued SAB 118, which provides guidance on accounting for the new legislation. Under SAB 118, an entity should recognize amounts for which accounting can be completed. Where accounting under ASC 740 is incomplete relative to certain income tax effects of tax reform, the entity should recognize provisional amounts and adjust such amounts as more information becomes available and disclose this information in its financial statements. The measurement period under SAB 118 is one year from date of enactment (with the approach being similar to business combinations). Due to the timing of enactment of the Act, and the ongoing guidance and accounting interpretation expected over the next 12 months, we consider the accounting for the transition tax, impact of

GILTI, deferred tax re-measurements, and other impacts of the Act applicable to the Company to be incomplete as of the balance sheet date. We expect to complete our analysis within the measurement period in accordance with SAB 118.
Net Income attributable to Heska Corporation
Net income attributable to Heska Corporation was $10.0 million in 2017, as compared to a net income attributable to Heska Corporation of $10.5 million in 2016 and net income attributable to Heska Corporation of $5.2 million in 2015. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, prior to when we purchased it on May 31, 2017. The difference between these line items was a gain of $0.5 million in 2017, a loss of $1.7 million in 2016 and a loss of $0.3 million in 2015.
Non-GAAP Financial Measures
As discussed above, under Income Taxes, the caption, our deferred income tax expense was increased by $5.9 million due to the revaluation of our deferred tax assets as a result of the Act. On a non-GAAP basis, excluding the one-time tax adjustment, net income attributable to Heska was $15.9 million in 2017, as compared to $10.5 million in 2016. The following table is a reconciliation of the impact of this adjustment to the nearest U.S. GAAP financial measure:

	Year Ended December 31,
	2017	2016
U.S. GAAP: Net (loss) income attributable to Heska	$9,953	$10,508
Add: U.S. Tax Reform	5,898	—
Non-GAAP: Net income attributable to Heska excluding U.S. Tax Reform	$15,851	$10,508

U.S. GAAP: Diluted (loss) earnings per share attributable to Heska	$1.30	$1.43
Non-GAAP: Diluted earnings per share attributable to Heska	$2.07	$1.43

Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,642	7,361
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

For the year ended December 31, 2017, we had net income of $9.5 million and net cash provided by operations of $10.4 million. At December 31, 2017, we had $9.7 million of cash and cash equivalents, working capital of $37.2 million and $6.0 million outstanding borrowings under our revolving line of credit, discussed below.

On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which provides for a revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase at its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Chase to become immediately due and payable or impact our ability to borrow under the agreement. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At December 31, 2017, we had $6.0 million of borrowings outstanding on this line of credit and we were in compliance with all financial covenants.
Concurrent with the Credit Agreement, we repaid all outstanding balances and closed our $15.0 million asset-based revolving line of credit with Wells Fargo, which had a maturity date of December 31, 2017. Our outstanding balance under this arrangement at December 31, 2016 was $0.7 million.
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$10,409	$5,855	$2,125
Net cash used in investing activities	(17,169)	(3,302)	(3,773)
Net cash provided by financing activities	5,551	1,403	2,726
Effect of currency translation on cash	74	(52)	(43)
Increase (decrease) in cash and cash equivalents	(1,135)	3,904	1,035
Cash and cash equivalents, beginning of the period	10,794	6,890	5,855
Cash and cash equivalents, end of the period	$9,659	$10,794	$6,890
Net cash provided by operating activities was $10.4 million in 2017 as compared to net cash provided by operating activities of $5.9 million in 2016, an increase of approximately $4.6 million. The change was driven primarily by a $9.9 million increase in cash provided by accounts receivable, a $4.9 million increase in deferred tax expense, a $3.8 million increase in cash provided by accounts payable, a $1.0 million decrease in cash used for other non-current assets, a $0.9 million decrease in cash used by deferred revenue, and a $0.5 million increase in stock-based compensation. These factors were partially offset by a $9.1 million increase in cash used for inventory, a $2.7 million decrease in net income, a $1.4 million increase in cash used for other current assets, a $1.1 million decrease in cash provided by related party payables, a $0.9 million increase in cash used for accrued liabilities, and a $1.4 million increase in current and non-current lease receivables. Net cash provided by operating activities was $5.9 million in 2016 as compared to net cash provided by operating activities of $2.1 million in 2015, an increase of approximately $3.7 million. The change was driven primarily by a $6.6 million increase in net income, a $2.6 million increase in the use of our deferred tax asset, a $2.5 million decrease in cash used for inventory, some of which related to inventory transferred to property, plant and equipment as rental units, a $1.9 million increase in cash provided by other current assets, a $1.4 million increase in cash provided by related party payables, and a $0.5 million increase in depreciation and amortization. These factors were partially offset a $3.7 million increase in cash used for accounts payable, a $2.9 million increase in cash used for non-current lease receivables, a $2.1 million increase in cash used by deferred revenue, a $0.9 million decrease in cash provided by related party receivables, and a $0.6 million increase in cash used for current lease receivables.
Net cash used in investing activities was $17.2 million in 2017 as compared to net cash used in investing activities of $3.3 million in 2016, an increase of approximately $13.9 million. The increase was driven primarily by our purchase of the minority interest in US Imaging for $13.8 million. Net cash used in investing activities was $3.3 million in 2016 as compared to net cash used in investing activities of $3.8 million in 2015, a decrease of approximately $0.5 million. The change was driven primarily by a $0.4 million decrease in purchases of property and equipment and $0.1 million of proceeds from the sale of an equity investment.
Net cash provided by financing activities was $5.6 million in 2017 as compared to net cash provided by financing activities of $1.4 million in 2016, an increase of approximately $4.1 million. The change was driven primarily by a $4.8 million increase in borrowings, net of repayments, partially offset by $1.0 million of distributions to non-controlling interest members. Net cash provided by financing activities was $1.4 million in 2016 as compared to net cash provided by financing activities of $2.7 million in 2015, a decrease of approximately $1.3 million. The change was driven primarily by a $1.5 million change related to the accounting for additional tax benefits for employee share-based payment awards, which in 2016 were recorded as income tax benefit in earnings as compared to 2015, when they were carried on the balance sheet and classified as part of cash provided by financing activities.
Our financial plan for 2018 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations for the foreseeable future. Additionally, we would consider additional acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan, and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A of this Form 10-K for a discussion of some of the factors that affect our capital raising alternatives.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $126 thousand to a $74 thousand positive impact in 2017 as compared to a $52 thousand negative impact in 2016. The net effect of foreign currency translation on cash changed $9 thousand to a $52 thousand negative impact in 2016 from a $43 thousand negative impact in 2015. These effects are related to changes in exchange rates between the US Dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements or variable interest entities.

Contractual Obligations
The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provided financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or R&D services with the Company.
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction.
The following table presents certain future payments due by the Company as of December 31, 2017, and excludes amounts already recorded on the Consolidated Balance Sheet, except for our line of credit (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Purchase obligations	$35,464	$11,651	$15,558	$8,255	$—
Operating lease obligations	11,104	2,156	3,871	3,460	1,617
Revolving credit facility	6,000	6,000	—	—	—
Future interest obligations	180	60	120	—	—
Total	$52,748	$19,867	$19,549	$11,715	$1,617
Net Operating Loss Carryforwards

As of December 31, 2017, we had a net domestic operating loss carryforward (“NOL”) and domestic research and development tax credit carryforward. See Note 3 - Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our carryforwards.
Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board ("FASB") or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.
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
Interest Rate Risk
At December 31, 2017, there was approximately $6.0 million outstanding on our revolving credit facility with Chase. We had no interest rate hedge transactions in place on December 31, 2017. We completed an interest rate risk sensitivity analysis based on the above and an assumed one-percentage point increase in interest rates would have an approximate $60 thousand negative impact on our pre-tax earnings based on our outstanding balances as of December 31, 2017.
Foreign Currency Risk
Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. We had no foreign currency hedge transactions in place on December 31, 2017. We do not consider foreign currency risk to be material to our business.

Item 8.	Financial Statements and Supplementary Data
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heska Corporation and Subsidiaries
Loveland, Colorado

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the accompanying consolidated balance sheets of Heska Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each year in the three‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control ‑ Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the three‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework: (2013) issued by COSO.
BASIS FOR OPINIONS
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EKS&H LLLP

March 9, 2018
Denver, Colorado

We have served as the Company's auditor since 2006.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,659	$10,794
Accounts receivable, net of allowance for doubtful accounts of $215 and $237, respectively	15,710	20,857
Due from – related parties	1	100
Inventories, net	32,596	20,395
Lease receivable, current	2,069	825
Other current assets	2,877	2,302
Total current assets	62,912	55,273

Property and equipment, net	17,331	16,581
Goodwill	26,687	26,647
Other intangible assets, net	1,958	2,346
Deferred tax asset, net	11,877	21,122
Lease receivable, non-current	9,615	4,833
Other non-current assets	5,407	4,042
Total assets	$135,787	$130,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,489	$6,343
Due to – related party	1,828	1,578
Accrued liabilities	4,417	5,581
Current portion of deferred revenue	3,992	3,560
Obligation to purchase minority interest	—	14,602
Line of credit and other short-term borrowings	6,000	750
Total current liabilities	25,726	32,414

Deferred revenue, net of current portion, and other	9,621	11,455
Total liabilities	35,347	43,869
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,000,000 shares authorized, 7,302,954 and 7,026,051 shares issued and outstanding, respectively	73	70
Additional paid-in capital	243,598	238,635
Accumulated other comprehensive income	232	97
Accumulated deficit	(143,463)	(151,827)
Total stockholders' equity	100,440	86,975
Total liability and stockholders' equity	$135,787	$130,844
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Core companion animal health	$105,191	$107,398	$84,249
Other vaccines, pharmaceuticals and products	24,150	22,685	20,348
Total revenue, net	129,341	130,083	104,597

Cost of revenue	71,080	76,191	60,384

Gross profit	58,261	53,892	44,213

Operating expenses:
Selling and marketing	23,225	22,092	21,339
Research and development	2,004	2,147	1,658
General and administrative	14,813	13,120	12,659
Total operating expenses	40,042	37,359	35,656
Operating income	18,219	16,533	8,557
Interest and other (income) expense, net	(150)	29	130
Income before income taxes	18,369	16,504	8,427
Income tax expense:
Current income tax expense	49	407	1,581
Deferred income tax expense	8,864	3,932	1,327
Total income tax expense	8,913	4,339	2,908

Net income	9,456	12,165	5,519
Net (loss) income attributable to non-controlling interest	(497)	1,657	280
Net income attributable to Heska Corporation	$9,953	$10,508	$5,239

Basic earnings per share attributable to Heska Corporation	$1.42	$1.55	$0.80
Diluted earnings per share attributable to Heska Corporation	$1.30	$1.43	$0.74

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,026	6,783	6,509
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,642	7,361	7,074
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$9,456	$12,165	$5,519
Other comprehensive income (loss):
Minimum pension liability	12	75	(129)
Sale of equity investment	—	(90)	44
Foreign currency translation	123	(75)	(11)
Comprehensive income	9,591	12,075	5,423

Comprehensive (loss) income attributable to non-controlling interest	(497)	1,657	280
Comprehensive income attributable to Heska Corporation	$10,088	$10,418	$5,143

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances January 1, 2015	6,342	$63	$222,297	$283	$(169,511)	$53,132
Net income	—	—	—	—	5,519	5,519
Issuance of common stock, net of shares withheld for employee taxes	283	3	1,255	—	—	1,258
Stock-based compensation	—	—	2,269	—	—	2,269
Excess tax benefit from stock-based compensation	—	—	1,514	—	—	1,514
Accretion of non-controlling interest	—	—	(68)	—	—	(68)
Other comprehensive income (loss)	—	—	—	(96)	—	(96)
Balances, December 31, 2015	6,625	$66	$227,267	$187	$(163,992)	$63,528
Net income	—	—	—	—	12,165	12,165
Issuance of common stock related to the acquisition of Cuattro Veterinary International, LLC	175	2	6,347	—	—	6,349
Issuance of common stock, net of shares withheld for employee taxes	226	2	1,616	—	—	1,618
Stock-based compensation	—	—	2,260	—	—	2,260
Accretion of non-controlling interest	—	—	1,145	—	—	1,145
Other comprehensive income (loss)	—	—	—	(90)	—	(90)
Balances, December 31, 2016	7,026	$70	$238,635	$97	$(151,827)	$86,975
Net income	—	—	—	—	9,456	9,456
Issuance of common stock, net of shares withheld for employee taxes	277	3	1,373	—	—	1,376
Stock-based compensation	—	—	2,745	—	—	2,745
Accretion of non-controlling interest	—	—	845	—	—	845
Distribution for Heska Imaging minority	—	—	—	—	(1,092)	(1,092)
Other comprehensive income (loss)	—	—	—	135	—	135
Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,456	$12,165	$5,519
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,754	4,645	4,187
Deferred income tax expense	8,864	3,932	1,327
Stock-based compensation	2,745	2,260	2,269
Other (gain) loss	(46)	(3)	36
Changes in operating assets and liabilities:
Accounts receivable	5,156	(4,700)	(4,216)
Inventories	(13,834)	(4,731)	(7,240)
Due from related parties	99	(59)	851
Lease receivable, current	(1,244)	(736)	(89)
Other current assets	(469)	883	(1,000)
Accounts payable	3,143	(688)	3,059
Due to related parties	250	1,356	(30)
Accrued liabilities and other	(1,293)	(351)	73
Lease receivable, non-current	(4,782)	(3,867)	(967)
Other non-current assets	(989)	(1,951)	(1,463)
Deferred revenue and other	(1,401)	(2,300)	(191)
Net cash provided by operating activities	10,409	5,855	2,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	—	115	—
Purchase of minority interest	(13,757)	—	—
Purchases of property and equipment	(3,469)	(3,417)	(3,773)
Proceeds from disposition of property and equipment	57	—	—
Net cash used in investing activities	(17,169)	(3,302)	(3,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,452	2,382	2,143
Repurchase of common stock	(1,076)	(762)	(885)
Distributions to non-controlling interest members	(965)	—	—
Proceeds from line of credit borrowings	40,307	34,792	26,809
Repayments of line of credit borrowings	(34,979)	(34,262)	(26,714)
Repayments of other debt	(68)	(747)	(141)
Payment of debt issuance costs	(120)	—	—
Excess tax benefit from stock-based compensation	—	—	1,514
Net cash provided by financing activities	5,551	1,403	2,726
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	74	(52)	(43)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,135)	3,904	1,035
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,794	6,890	5,855
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,659	$10,794	$6,890
NON-CASH TRANSACTIONS:
Common stock issued as partial consideration of acquisition of Cuattro Veterinary International, LLC	$—	$6,349	$—
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell veterinary and animal health diagnostic and specialty products. Our offerings include point of care diagnostics laboratory instruments and supplies, digital imaging diagnostics products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" on our consolidated statements of income. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining future costs associated with warranties provided, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, estimating the useful lives of equipment under leasing arrangements, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options, and in determining the need for, and the amount of, a valuation allowance on deferred tax assets.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Henry Schein represented 16% of our consolidated accounts receivable at December 31, 2017 and 2016. Merck entities represented approximately 15% and 11% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. DLL represented 11% and 18% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. Eli Lilly entities, including Elanco, represented approximately 3% and 15% of our consolidated accounts receivable at December 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2017 or 2016.
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
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balances at beginning of period	$237	$189	$216
Additions - charged to expense	168	163	83
Deductions - write offs, net of recoveries	(190)	(115)	(110)
Balances at end of period	$215	$237	$189
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months. We valued our Euro and Japanese Yen cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. We held 1,077,787 and 2,778,614 Euros at December 31, 2017 and 2016, respectively. We held 0 and 1,252,221 Yen at December 31, 2017 and 2016, respectively. We held 80,459 and 172,743 Swiss Francs at December 31, 2017 and 2016, respectively. We held 0 and 26,477 Canadian Dollars at December 31, 2017 and 2016, respectively. The majority of our cash and cash equivalents are held at US-based or Swiss-based financial institutions in accounts not insured by governmental entities.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments. The fair value of our line of credit balance is estimated based on current rates available for

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

similar debt with similar maturities and collateral, and at December 31, 2017 and 2016, approximates the carrying value due primarily to the floating rate of interest on such debt instruments.
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value.
Inventories, net consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$18,465	$10,807
Work in process	4,296	3,820
Finished goods	11,465	7,087
Allowance for excess or obsolete inventory	(1,630)	(1,319)
	$32,596	$20,395
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
We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, which range from three to five years. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training.
Goodwill, Intangible and Other Long-Lived Assets
We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount as a basis for determining whether it

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

is necessary to perform the comparison of the estimated fair value of the reporting unit to the carrying value. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that is it more likely than not that the estimated fair value of a reporting is less than its carrying amount, we would then estimate the fair value of the reporting unit and compare it to the carrying value. If the carrying value exceeds the estimated fair value we would recognize an impairment for the difference; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to quantitative analysis. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.
In the fourth quarter of 2017, we performed a qualitative assessment of the goodwill residing within the assets of our CCA segment, also determined to be a reporting unit, and determined that no indications of impairment existed.
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
Revenue Recognition
We generate our revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive equipment and pay us a monthly fee for the usage of the equipment as well as, when applicable, the consumables needed to conduct testing. Outright sales to customers is the majority of imaging diagnostics transactions, while subscription placement is the majority of point of care diagnostics laboratory transactions. We also may recognize revenue through licensing of technology product rights, royalties and sponsored research and development. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured.
Revenue from the outright sale of products to customers is recognized after both the goods are shipped to the customer and acceptance has been received, if required, with an appropriate provision for estimated returns and allowances. We do not permit general returns of products sold. Distributor rebates are recorded as a reduction to revenue.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from our subscription agreements is recognized based on the length of the agreements that are signed by our customers. Among other factors, the length of the agreement determines whether a subscription is considered an operating lease or capital lease. Our capital leases qualify for sales-type lease treatment. For subscription agreements that are considered operating leases, we recognize revenue of our subscriptions ratably over the term of the agreement. The equipment is transferred from inventory to property, plant and equipment and depreciated into cost of revenue over the term of the agreement, based on the assets’ useful life. Revenue from subscription agreements that are sales-type (capital) leases is recognized, along with the associated cost of the equipment, at the time of placement in our customer’s location. The amount of revenue recognized at the time of lease inception is based on, along with other factors, observable prior sales prices of similar equipment sold by us over the prior twelve months, relative to total contract value. We record a short and long-term capital lease receivable related to sales-type leases.
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
We enter into arrangements that include multiple elements. In these situations, we must determine whether the various elements meet the criteria to be accounted for as separate elements. If the elements cannot be separated, revenue is recognized once revenue recognition criteria for the entire arrangement have been met or over the period that the Company's obligations to the customer are fulfilled, as appropriate. If the elements are determined to be separable, the revenue is allocated to the separate elements based on relative fair value and recognized separately for each element when the applicable revenue recognition criteria have been met. In accounting for these multiple element arrangements, we must make determinations about whether elements can be accounted for separately and make estimates regarding their relative fair values.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $0.2 million for each of the years ended December 31, 2017 and 2016, and $0.1 million for the year ended December 31, 2015.
Income Taxes

The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates, in each tax jurisdiction, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, including the current year impact of the enacted 21% US corporate income tax rate under the Tax Cuts and Jobs Act, is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Deferred tax assets are reduced by a valuation allowance based on a judgmental assessment of available evidence if the Company is unable to conclude that it is more likely than not that some or all of the deferred tax assets will be realized.
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.
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
Shipping and Handling Costs
Amounts billed to customers related to shipping and handling are classified as revenue. Shipping and handling costs incurred by us for the delivery of products to customers are classified as cost of revenue.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Costs
The Company generally provides for the estimated cost of hardware and software warranties in the period the related revenue is recognized. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
Adoption of New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Heska adopted the new guidance in its second quarter of fiscal year 2017.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350):  Simplifying the Accounting for Goodwill Impairment,” to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  Heska adopted the new guidance in its fourth quarter of fiscal year 2017 when it performed its annual goodwill impairment test as of December 15, 2017.
Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU permits companies to elect a reclassification of disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The ASU also requires additional disclosures. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)", which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this update are effective for

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Along with the issuance of ASC 606, additional cost guidance was issued and codified under ASC 340-40 that outlines the requirement for capitalizing incremental costs of obtaining a contract and costs to fulfill a contract that meet certain capitalization criteria.

Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period.  Upon adoption, Heska must elect to adopt either retrospectively to each prior reporting period presented (full retrospective method) or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application (modified retrospective method). Heska has elected to adopt the modified retrospective method and apply this method to contracts not yet completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard is recognized as an adjustment to the opening balance of our fiscal year 2018 retained earnings. The comparative information will not be recast and will continue to be reported under the accounting standards in effect for those periods.

Heska assessed the impact that the adoption of ASC 606 is expected to have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts and various revenue streams, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Heska also performed a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018.

Based on review of customer contracts within our Core Companion Animal ("CCA") segment, Heska has determined the timing of revenue recognition of our product sales, which includes upfront equipment sales and sales of consumables, will continue to be recognized as it is currently, generally upon shipment of products. Also included within CCA are our subscription agreements, which contain a lease of equipment, for which rental income will continue to be recognized under ASC 840, Leases, unless the equipment is considered a sales-type lease, which revenue will be recognized under ASC 606 at the point of sale.

Based on review of customer contracts within our Other Vaccines, Pharmaceuticals, and Products segment, Heska has determined that the timing of revenue recognition of our customer contracts will continue

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to be recognized as it is currently - generally upon shipment or acceptance by our customer. Heska assessed the over-time criteria within ASC 606 and concluded that because products within this segment have no alternative use to Heska as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date and therefore, point in time recognition is appropriate.

    Often our contracts contain multiple performance obligations to which the transaction price must be allocated. The objective when allocating the transaction price is to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. To accomplish this objective, Heska will allocate transaction price on a relative standalone selling price basis (SSP) and where SSP is not readily observable, Heska will generally utilize expected cost-plus-a-margin approach. All of the individual performance obligations, including equipment, consumables, and services are sold separately, and therefore, observable prices are available.

Because a significant number of Heska’s customers are under noncancelable contracts for periods extending beyond one year with the delivery of goods and services occurring throughout the duration, Heska anticipates recording an asset related to the prepayment of such contract acquisition costs. In addition, ASC 606 states that "an asset recognized in accordance with the incremental costs of obtaining a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates." Because a significant number of Heska’s customers are under noncancelable contracts for periods extending beyond one year with the delivery of goods and services occurring throughout the duration, Heska anticipates recording an asset related to the prepayment of such contract acquisition costs.

We expect the impact of the adoption of the new standard will result in an adjustment to the recognition of software support revenue, which historically has been a separate element however this has been deemed to be an immaterial promise and therefore, previously deferred revenue relating to software support will be recognized at point of sale along with the equipment and embedded software. The adoption of the new standard will also impact the recognition of sales commissions. Previously, sales commissions were expensed when the underlying contract was executed, which will now be recognized as a cost to acquire a contract and amortized over its useful life. Finally, the new standard will impact the recognition of revenue associated with certain bill and hold arrangements. Previously, we deferred revenue recognition until shipment, which will now be recognized upon customer acceptance. We are finalizing the quantitative impact of these changes.
2.    ACQUISITION AND RELATED PARTY ITEMS
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
The Company recorded assets acquired and liabilities assumed at their estimated fair values. Intangible assets were valued based on a report from an independent third party. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets.
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
Cuattro International is a provider to international markets of digital radiography technologies for veterinarians. As a leading provider of advanced veterinary diagnostic and specialty products, we made the acquisition in an effort to combine Cuattro International's international reach with our domestic success in the imaging and point of care laboratory markets in the United States. International markets represent a significant portion of worldwide veterinary revenues for which we intend to compete.
As of the closing date of the Merger, Cuattro International was renamed Heska Imaging International, LLC, and the Company's interest in both Heska Imaging International, LLC ("International Imaging") and

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Heska Imaging US, LLC ("US Imaging") was transferred to the Company's wholly-owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
Cuattro Veterinary USA, LLC
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC ("US Imaging"). The remaining minority position (45.4)% in US Imaging was subject to purchase by Heska under performance-based puts and calls following the audit of our financial statements for 2016 and 2017. The required performance criteria were met in 2016, we considered notice given on March 3, 2017 that the put option was being exercised and on May 31, 2017, we delivered $13.8 million in cash to obtain the remaining minority position in US Imaging.
Prior to the purchase of the minority position (the "Imaging Minority"), Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC owned approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company. On April 3, 2017, and in accordance with the terms of its Operating Agreement, US Imaging distributed $2.1 million based on past operating performance, including $1.0 million to its minority interest members. As of December 31, 2017, US Imaging accrued an additional $0.3 million distribution, including $0.1 million to its minority interest members.
On June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").
Related Party Activities
Cuattro, LLC charged Heska Imaging $17.7 million, $14.5 million, and $9.0 million during 2017, 2016, and 2015, respectively, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses. Heska Corporation charged Cuattro, LLC $0.1 million, $0.2 million, and $0.2 million in the years ended December 31, 2017, 2016, and 2015, respectively, primarily related to facility usage and other services.
Heska Corporation had a receivable from Cuattro, LLC of $1 thousand and $22 thousand as of December 31, 2017 and 2016, respectively which is included in "Due from - related parties" on the Company's consolidated balance sheet. Heska Imaging had a receivable from Cuattro, LLC of $0 thousand and $78 thousand as of December 31, 2017 and 2016, respectively. Heska Imaging owed Cuattro $1.7 million as of December 31, 2017, and Global Imaging owed Cuattro $1.6 million as of December 31, 2016, which is included in "Due to- related parties" on the Company's consolidated balance sheets.
Heska Corporation charged US Imaging $2.9 million from January 1, 2017 to May 31, 2017, prior to the acquisition of the minority interest, and $5.3 million and $4.9 million for the years ended December 31, 2016, and 2015, respectively, for sales and other administrative related expenses. At December 31, 2016, US Imaging had a $1.6 million note receivable, including accrued interest, from International Imaging, which was due on June 15, 2019 and which eliminated in consolidation of the Company's financial statements. As of June 1, 2017, the $0.3 million remaining balance of the note was eliminated in the consolidation of the imaging companies into Heska Imaging. At December 31, 2016, Heska Corporation had accounts receivable from US Imaging of $5.6 million, including accrued interest, and Global Imaging had net prepaid receivables

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from US Imaging of $1.2 million, all of which eliminated in consolidation of the Company's financial statements.
3.    INCOME TAXES

Income Taxes
As of December 31, 2017, the Company had a domestic federal net operating loss carryforward ("NOL"), of approximately $94.0 million and a domestic research and development tax credit carryforward of approximately $0.4 million. Our federal NOL is expected to expire as follows if unused: $88.0 million in 2018 through 2022, $5.5 million in 2024 and 2025 and $0.5 million in 2027 and later. The Tax Cuts and Jobs Act repealed the corporate alternative minimum tax credit and made refundable all carryforward amounts in years 2018-2021. As a result, the alternative minimum tax credit of $0.5 million has been reclassified from a deferred tax asset to a non-current federal income tax asset.
The Company is subject to income taxes in the US federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2014 - 2016 remain open to examination by the Internal Revenue Service and the tax years 2013 - 2016 remain open for various state taxing authorities.
Cash paid for income taxes for the years ended December 31, 2017, 2016, and 2015 was $213 thousand, $357 thousand and $55 thousand, respectively.
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$18,188	$16,375	$8,325
Foreign	181	129	102
	$18,369	$16,504	$8,427

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Inventory	$1,321	$1,172
Accrued compensation	103	114
Stock options	914	811
Research and development	442	438
Alternative minimum tax credit	—	543
Deferred revenue	2,002	2,934
Property and equipment	2,531	2,750
Net operating loss carryforwards – domestic	22,627	34,706
Foreign tax credit carryforward	54	—
Capital leases	(3,757)	(2,833)
Unremitted earnings for controlled foreign corporations	(50)	—
Other	194	34
	26,381	40,669
Valuation allowance	(14,504)	(19,547)
Total net deferred tax assets	$11,877	$21,122

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax expense:
Federal	$—	$197	$1,492
State	6	179	65
Foreign	43	31	24
Total current expense	$49	$407	$1,581
Deferred income tax expense (benefit):
Federal	$9,736	$3,545	$1,043
State	(872)	387	284
Foreign	—	—	—
Total deferred expense	8,864	3,932	1,327
Total income tax expense	$8,913	$4,339	$2,908

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax expense (benefit) relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	(5)%	2%	3%
Non-controlling interest in Heska Imaging US, LLC	1%	(3)%	(1)%
Non-temporary stock option benefit	(30)%	(7)%	(1)%
Other permanent differences	1%	(1)%	—%
Change in tax rate	32%	—%	(1)%
Change in valuation allowance	16%	—%	(14)%
Other	—%	1%	15%
Effective income tax rate	49%	26%	35%
In 2017, we had total income tax expense of $8.91 million, including $8.86 million in domestic deferred income tax expense, a non-cash expense, and $0.05 million in current income tax expense. In 2016, we had total income tax expense of $4.3 million, including $3.9 million in domestic deferred income tax expense, a non-cash expense, and $0.4 million in current income tax expense. In 2015, we had total income tax expense of $2.9 million, including $1.3 million in domestic deferred income tax expense, a non-cash expense, and $1.6 million in current income tax expense. The overall increase in tax expense in 2017 from 2016 was due to the re-measurement of our deferred tax assets (including the valuation allowance) due to the US Tax Cuts and Jobs Act, offset by the reduction of tax expense from stock based compensation deductions. Income tax expense increased in 2016 from 2015 as a result of higher income before taxes in 2016.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements. As of December 31, 2017, the Company has not recorded a liability for uncertain tax positions. The Company would recognize interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2017.

US Tax Reform

On December 22, 2017, the tax legislation commonly known as the US Tax Cuts and Jobs Act was signed into law (the “Act”). This enactment resulted in a number of significant changes to US federal income tax law for US corporations. Most notably, the statutory US federal corporate income tax rate was changed from 35% to 21% for corporations. In addition to the change in the corporate income tax rate, the Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017; the further limitation of the deductibility of share-based compensation of certain highly compensated employees; and the repeal of the corporate alternative minimum tax; amongst other things.

Shortly after enactment, the Security and Exchange Commission ("SEC") issued SAB 118, which provides guidance on accounting for the new legislation. Under SAB 118, an entity should recognize amounts for which accounting can be completed. Where accounting under ASC 740 is incomplete relative to

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

certain income tax effects of tax reform, the entity should recognize provisional amounts and adjust such amounts as more information becomes available and disclose this information in its financial statements. The measurement period under SAB 118 is one year from date of enactment (with the approach being similar to business combinations).

Heska has determined the estimated tax impact of the Act by using the most reliable data available in accordance with SAB 118. Specifically, at the time the estimated tax reform impact was performed, only the Final Bill itself and Notice 2018-07 had been released to provide guidance. Therefore, reasonable approaches and considerations were performed in estimating the overall tax reform impact. Further refinement will be made to this estimation as the IRS provides further guidance prior to the filing of the Company’s 2017 income tax returns. The ultimate impact of the Act may differ from this year-end estimate due to changes in interpretations and assumptions, guidance that may be issued by various US authorities and standard setting bodies, and actions the Company may take as a result of the new provisions. The Company will refine these estimates during the one year measurement period in accordance with SAB 118.

The items below outline the 2017 financial statement considerations associated with the most material provisions of the Act impacting the Company. This list is not intended to be inclusive of all provisions included in the Act nor all impacts to the Company as a result of the Act.

•
The Act reduces the US corporate income tax rate to 21% for tax years beginning after December 31, 2017. The Company’s deferred tax balances were re-measured at 21% as of December 31, 2017. The total impact of the US tax rate decrease resulted in a one-time tax expense of $5.9 million (i.e., the write down of deferred tax asset balances and the valuation allowance.). The large amount of federal NOLs, offset against the valuation allowance thereon, were included in this re-measurement, acting as a significant driver in the large adjustment.

•
The Act imposes a one-time transition tax associated with the deemed mandatory repatriation of accumulated, and previously undistributed, foreign earnings. The Company has considered estimates of earnings and profits (E&P) as prepared and maintained for US income tax reporting and performed other procedures consistent with current guidance, in arriving at the current transition tax estimate of $38 thousand. The Company will pay this tax liability in the year it is initially assessed and will not elect to pay over the optional eight-year period.

•
GILTI (Global Intangible and Low Taxed Income) is not expected to apply to the Company as it has been historically subject to full inclusions of Subpart F income, which is excluded from “tested income” for GILTI purposes. This will be monitored going forward to ensure proper inclusion if necessary. If indeed levied, the Company will likely elect to treat such GILTI inclusion as a period expense, not a deferred tax liability.

•
Corporate AMT is repealed for tax years beginning after December 31, 2017. For this reason, the remaining AMT credit carryforward has been re-classified in the tax provision from a deferred tax asset to a long term receivable. This change reflects the Act’s provision that AMT credits become refundable over time beginning in 2018.

We previously considered the earnings in our non-US subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes for the year ended December 31, 2016. As of December 31, 2017, Heska is no longer asserting indefinite reinvestment under the exception noted in ASC 740-30-25-3, which states that the presumption that all undistributed earnings will be transferred to the parent entity may be overcome, and no income taxes shall be accrued by the parent entity. Prior to the Transition Tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in our foreign subsidiaries and subjected undistributed foreign earnings to an estimated $.02 million of tax which has been provisionally recorded, an actual repatriation from our non-US subsidiaries could still be subject to additional foreign withholding taxes and US state taxes. As such, for those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes as a deferred tax liability of $.05 million. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018.
4.     LEASES

In our CCA segment, primarily related to our point of care laboratory products, the Company enters into sales-type (capital) and operating leases as part of our subscription agreements. Detail of scheduled minimum lease receipts are as follows in the years ended December 31, (in thousands):

Year	2018	2019	2020	2021	2022	Thereafter
Sales-type leases	$2,119	$2,288	$2,281	$2,198	$1,794	$1,004
Operating leases	1,159	933	605	148	9	—

Our cost of equipment under operating leases at December 31, 2017 and December 31, 2016, was $10.8 million and $10.5 million, before accumulated depreciation of $5.0 million and $3.7 million, and the net book value was $5.7 million and $6.8 million, respectively.
5.    EARNINGS PER SHARE
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share data):

	Years ended December 31,
	2017	2016	2015
Net income attributable to Heska Corporation	$9,953	$10,508	$5,239

Basic weighted-average common shares outstanding	7,026	6,783	6,509
Assumed exercise of dilutive stock options and restricted stock units	616	578	565
Diluted weighted-average common shares outstanding	7,642	7,361	7,074

Basic earnings per share	$1.42	$1.55	$0.80
Diluted earnings per share	$1.30	$1.43	$0.74
The following stock options and restricted units were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Years ended December 31,
	2017	2016	2015
Stock options	123	234	144
6.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2017 and 2016 (in thousands):

Carrying amount, December 31, 2015	$20,910
Additions and adjustments	5,761
Foreign currency adjustments	(24)
Carrying amount, December 31, 2016	$26,647
Foreign currency adjustments	40
Carrying amount, December 31, 2017	$26,687

Other intangibles assets, net consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,351)	(963)
Net carrying amount	$1,958	$2,346

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$388	$230	$246

Estimated amortization expense related to intangibles for each of the five years from 2018 through 2022 and thereafter is as follows (in thousands):

Year Ending December 31,
2018	$388
2019	388
2020	388
2021	384
2022	378
Thereafter	32
$1,958
7.    PROPERTY AND EQUIPMENT
Detail of property and equipment is as follows (in thousands):

	December 31,
	2017	2016
Land	$377	$377
Building	2,868	2,868
Machinery and equipment	38,432	36,588
Leasehold and building improvements	8,156	7,662
Construction in progress	3,531	1,655
	53,364	49,150
Less accumulated depreciation	(36,033)	(32,569)
Total property and equipment, net	$17,331	$16,581
The Company has subscription agreements whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven-year period depending on the circumstance under which the instrument is placed with the customer. Total costs transferred from inventory were approximately $1.1 million, $1.8 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has sold certain customer rental contracts and underlying assets to third parties under agreements that once the customer has met the customer obligations under the contract, ownership of the assets underlying the contract would be returned to the Company. The Company enters a debit to cash and a corresponding credit to deferred revenue at the time of these sales. Since the Company anticipates it will regain ownership of the assets underlying these sales, the Company reports these assets as part of property and equipment and depreciates these assets in accordance with its depreciation policies. The Company had $0.2 million and $0.3 million of net property and equipment related to these transactions as of December 31, 2017 and December 31, 2016, respectively, all related to Heska Imaging.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense for property and equipment was $4.3 million, $4.4 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
8.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Accrued payroll and employee benefits	$1,209	$2,166
Accrued property taxes	661	748
Other	2,547	2,667
Total accrued liabilities	$4,417	$5,581
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
9.    CAPITAL STOCK
Stock Plans
We have two stock option plans which authorize granting of stock options, restricted, and stock purchase rights to our employees, officers, directors and consultants. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior stock plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently canceled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2016, the stockholders approved a further amendment to the 1997 Plan to authorize an additional 500,000 shares to be available for issuance thereunder. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan (the "2003 Plan"), which allows for the granting of stock options/restricted stock for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2017 was 320,039.
Stock Options
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
There are four key inputs to the Black-Scholes model which we use to estimate the fair value for options which we issue: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. Our expected term input was estimated based on our historical experience for time from option grant to option exercise for all employees in 2017, 2016 and 2015. We treated all employees in one grouping in all three years. Our expected volatility input was estimated based on our historical stock price volatility in 2017, 2016 and 2015. Our risk-free interest rate input was determined based on the US

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Treasury yield curve at the time of option issuance in 2017, 2016 and 2015. Our expected dividends inputs were zero in all periods as we did not anticipate paying dividends in the foreseeable future.
Weighted average assumptions used in 2017, 2016 and 2015 for each of these four key inputs are listed in the following table:

	2017	2016	2015
Risk-free interest rate	1.76%	1.76%	1.41%
Expected lives	4.8 years	4.5 years	3.4 years
Expected volatility	41%	41%	41%
Expected dividend yield	0%	0%	0%
A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Year Ended December 31,
	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	829,617	$23.203	940,610	$14.163	1,074,251	$10.110
Granted at Market	27,050	$99.087	129,855	$67.706	146,446	$36.904
Canceled	(18,331)	$57.197	(463)	$14.881	(28,440)	$10.080
Exercised	(207,489)	$11.520	(240,385)	$11.886	(251,647)	$10.559
Outstanding at end of period	630,847	$29.312	829,617	$23.203	940,610	$14.163
Exercisable at end of period	456,802	$18.316	532,703	$12.140	621,559	$10.269
The total estimated fair value of stock options granted were computed to be approximately $1.0 million, $3.2 million and $1.6 million during the years ended December 31, 2017, 2016 and 2015, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted was computed to be approximately $37.35, $24.59 and $11.35 during the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was $17.7 million, $9.9 million and $4.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. The cash proceeds from options exercised was $1.8 million, $1.9 million and $1.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2017	Weighted Average Exercise Price
$ 4.40 - $ 6.90	97,743	2.68	$5.404	97,743	$5.404
$ 6.91 - $ 8.35	132,096	5.77	$7.548	132,096	$7.548
$ 8.36 - $18.13	132,976	6.18	$14.456	108,852	$13.680
$18.14 - $39.76	144,683	7.85	$37.055	90,388	$35.785
$39.77 - $108.25	123,349	9.02	$78.497	27,723	$76.389
$ 4.40 - $108.25	630,847	6.52	$29.312	456,802	$18.316
As of December 31, 2017, there was approximately $3.5 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years with all cost to be recognized by the end of December 2019, assuming all options vest according to the vesting schedules in place at December 31, 2017. As of December 31, 2017, the aggregate intrinsic value of outstanding options was approximately $32.6 million and the aggregate intrinsic value of exercisable options was approximately $28.3 million.
Employee Stock Purchase Plan
Under the 1997 Employee Stock Purchase Plan (the "ESPP"), we are authorized to issue up to 450,000 shares of common stock to our employees, of which 419,651 had been issued as of December 31, 2017. On May 5, 2015, our shareholders approved the amendment and restatement of the ESPP, including a 75,000 share increase to 450,000 total shares authorized under the ESPP as well as changes discussed below as compared to the ESPP prior to the amendment and restatement. Employees who are expected to work at least 20 hours per week and 5 months per year are eligible to participate and can choose to have up to 10% of their compensation withheld to purchase our stock under the ESPP when they choose to withhold a whole percentage of their compensation.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

We issued 10,983, 17,826 and 16,673 shares under the ESPP for the years ended December 31, 2017, 2016 and 2015, respectively.
For the years ended December 31, 2017, 2016 and 2015, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	0.74%	0.54%	0.27%
Expected lives	1.2 years	1.2 years	1.2 years
Expected volatility	45%	42%	36%
Expected dividend yield	0%	0%	0%
The weighted-average fair value of the purchase rights granted was $15.72, $8.23 and $6.25 per share for the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Stock
On March 26, 2014, we issued 63,572 shares to Robert B. Grieve, Ph.D., who was our Executive Chair, pursuant to an employment agreement between Dr. Grieve and the Company effective as of March 26, 2014 (the "Grieve Employment Agreement"). Of the 63,572 shares, 39,217 shares were issued from the 1997 Plan and 24,355 shares were issued from the 2003 Plan. The shares were issued in five tranches and were subject to time-based vesting and other provisions outlined in the Grieve Employment Agreement. All shares were to vest in full as of April 30, 2017. Effective on October 1, 2015, the Grieve Employment Agreement was terminated and, in connection therewith, the Company entered into a Separation and Release Agreement dated as of October 1, 2015 (the "Release Agreement") with Dr. Grieve. Pursuant to the Release Agreement, the Company agreed to treat the termination of the Grieve Employment Agreement as a termination without cause, entitling Dr. Grieve to the immediate vesting of 55,715 shares, 14,373 of which were withheld for tax purposes. As a result of the termination of the Grieve Employment Agreement, and as acknowledged in the Release Agreement, effective October 1, 2015, Dr. Grieve began serving as a consultant to the Company pursuant to the Consulting Agreement (Founder Emeritus) dated as of March 26, 2014 (the "Consulting Agreement"). The remaining 7,857 shares issued to Dr. Grieve on March 26, 2014 vested on April 30, 2016, of which 2,525 shares were withheld for tax purposes.
On March 26, 2014, we issued 110,000 shares to Mr. Wilson from the 1997 Plan pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and are subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. The first tranche vested on September 26, 2014, and each of the three remaining tranches were to vest on the succeeding March 26 until all shares were vested in full as of March 26, 2017. On May 6, 2014, we issued an additional 130,000 shares

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to Mr. Wilson following a vote of approval on the issuance by our stockholders. The shares were issued in ten equal tranches, five of which were subject to vesting based on the achievement of certain stock price targets as defined and further described in the Wilson Employment Agreement and five of which were subject to vesting based on certain "Adjusted EBITDA" targets as defined and further described in the Wilson Employment Agreement. All shares subject to vesting based on "Adjusted EBITDA" vested based on our 2014 performance. Of the five tranches based on the achievement of certain stock price targets, one vested in 2014 and the remaining four vested in 2015.
On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants") and performance-based restricted stock grants related to the Company's 2015 Management Incentive Plan (the "2015 MIP Grants"). The Company issued 52,956 shares under the Performance Grants and 24,649 shares under the 2015 MIP Grants from the 1997 Plan. The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and are to cliff vest on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement. The 2015 MIP Grants were subject to the Company’s achievement of certain financial goals and other vesting provisions in the underlying restricted stock grant agreement. On March 2, 2016, the Company vested 14,364 shares related to the 2015 MIP Grants based on the respective performance criteria, including 4,788 shares withheld for tax, and canceled the remaining 10,285 shares. The compensation expense is based on the closing market price on the date of the grant.
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants") from the 1997 Plan. Of these, 14,629 vested, 371 were forfeited, and 4,133 were withheld for tax. The 2016 MIP Grants vested during the three months ended March 31, 2017. The compensation expense is based on the closing market price on the date of the grant.

On May 1, 2017, the Company issued 2,720 shares of our Common Stock to the Company's non-employee directors from the 2003 Plan, with a subsequent grant of 567 shares to a new non-employee director on June 12, 2017 from the 2003 Plan. These grants are to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant and (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (i) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting in which case vesting is subject to the non-employee director’s service to the Vesting Meeting and (ii) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, to the Vesting Time. The compensation expense is based on the closing market price on the date of the grant.

On May 31, 2017, the Company issued 23,700 unvested performance-based restricted stock shares to certain key employees from the 1997 Plan. The vesting of these shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement, that must be met on or before May 30, 2024. For the four tranches related to performance conditions, the compensation expense is based on the closing market price on the date of the grant, $98.66. The award is expensed when the performance condition is considered probable and taken ratably over the period in which the performance metrics are expected to be achieved. For the six tranches related to market conditions, which include stock price targets and outperformance of the S&P, the compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, weighted average value of $69.06, which remains constant throughout the vesting period, also determined within the model.

On June 15, 2017, the Company issued 6,594 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company's 2017 Management Incentive Plan from

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the 1997 Plan. As of December 31, 2017, all shares were forfeited and no compensation expense was recorded for the period ended December 31, 2017.

On December 1, 2017, the Company issued 45,000 unvested performance-based restricted stock shares from the 1997 Plan to Mr. Wilson. The vesting of these shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement, that must be met on or before March 31, 2025. For the three tranches (equal tranches of 9,375 restricted shares) related to performance conditions, the compensation expense is based on the closing market price on the date of the grant, $86.32. The award is expensed when the performance condition is considered probable and taken ratably over the period in which the performance metrics are expected to be achieved. For the three tranches (equal tranches of 5,625 restricted shares) related to market conditions, which include stock price targets, the compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, weighted average value of $72.95, which remains constant throughout the vesting period, which is also determined within the model.
As of December 31, 2017, there was approximately $3.2 million of total unrecognized compensation cost related to restricted stock. The Company expects to recognize this expense over a weighted average period of 1.4 years.
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
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Sale of equity investment	Total accumulated other comprehensive income
Balances at December 31, 2015	$(576)	$673	$90	$187
Other comprehensive income (loss)	75	(75)	(90)	(90)
Balances at December 31, 2016	(501)	598	—	97
Other comprehensive income (loss)	12	123	—	135
Balances at December 31, 2017	$(489)	$721	$—	$232

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. Royalties of $0.3 million became payable under these agreements in the year ended December 31, 2017, and $0.4 million in each of the years ended December 31, 2016 and 2015.
The Company has entered into operating leases for its office and research facilities and certain equipment with future minimum payments as of December 31, 2017 as follows (in thousands):

Year Ending December 31,
2018	$2,156
2019	2,035
2020	1,835
2021	1,747
2022	1,714
Thereafter	1,617
$11,104
The Company had rent expense of $1.6 million in each of the years ended December 31, 2017, 2016, and 2015.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation ("Fauley Complaint"). The Company does not have insurance coverage for the Fauley Complaint. The Company intends to defend itself vigorously in this matter and at this time is unable to estimate a possible loss or a range of loss. At December 31, 2017, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million and $0.4 million as of December 31, 2017 and 2016, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income) consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income	$(167)	$(124)	$(172)
Interest expense	245	160	200
Other expense (income), net	(228)	(7)	102
	$(150)	$29	$130
Cash paid for interest was $206 thousand, $78 thousand and $90 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
13.    CREDIT FACILITY AND LONG-TERM DEBT

On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which provides for a revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase at its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At December 31, 2017, we had $6.0 million of borrowings outstanding on this line of credit and we were in compliance with all financial covenants. In connection with the Credit Agreement, the Company incurred debt issuance costs of $120 thousand. These costs are included in other non-current assets on the Company's consolidated balance sheet, and will be amortized to interest expense ratably over the term of the agreement.
Concurrent with the Credit Agreement, we repaid all outstanding balances and closed our $15.0 million asset-based revolving line of credit with Wells Fargo, which had a maturity date of December 31, 2017. Our outstanding balance under this arrangement at December 31, 2016 was $0.7 million. Our ability to borrow under this line of credit varied based upon available cash, eligible accounts receivable and eligible inventory. On December 31, 2016, any interest on borrowings due was to be charged at a stated rate of three month LIBOR plus 2.25% and payable monthly. Under this agreement, we were required to comply with various financial and non-financial covenants, and we have made various representations and warranties under our agreement with Wells Fargo. A key financial covenant was based on a fixed charge coverage ratio, as defined in our agreement with Wells Fargo. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Wells Fargo to become immediately due and payable or impact our ability to borrow under the agreement.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    SEGMENT REPORTING
The Company is comprised of two reportable segments, Core Companion Animal Health ("CCA") and Other Vaccines, Pharmaceuticals and Products ("OVP"). The CCA segment includes point of care diagnostic laboratory instruments and supplies, and imaging instruments and software and services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other species including equine, porcine, avian, feline and canine. All OVP products are sold by third parties under third-party labels.
Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Year Ended December 31, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$105,191	$24,150	$129,341
Operating Income	12,656	5,563	18,219
Income before income taxes	12,828	5,541	18,369
Total assets	111,968	23,819	135,787
Net assets	75,984	24,456	100,440
Capital expenditures	209	3,260	3,469
Depreciation and amortization	3,736	1,018	4,754

Year Ended December 31, 2016	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$107,398	$22,685	$130,083
Operating Income	13,015	3,518	16,533
Income before income taxes	12,938	3,566	16,504
Total assets	110,995	19,849	130,844
Net assets	68,072	18,903	86,975
Capital expenditures	1,135	2,282	3,417
Depreciation and amortization	3,800	845	4,645

Year Ended December 31, 2015	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$84,249	$20,348	$104,597
Operating Income	4,911	3,646	8,557
Income before income taxes	4,836	3,591	8,427
Total assets	92,567	17,152	109,719
Net assets	48,175	15,353	63,528
Capital expenditures	1,177	2,596	3,773
Depreciation and amortization	3,478	709	4,187

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
United States	$116,823	$120,082	$97,164
Canada	2,924	2,378	1,833
Europe	4,780	4,781	2,086
Other International	4,814	2,842	3,514
Total	$129,341	$130,083	$104,597
Total assets by principal geographic areas were as follows (in thousands):

	As of December 31,
	2017	2016	2015
United States	$132,413	$127,827	$106,780
Europe	3,374	3,017	2,939
Total	$135,787	$130,844	$109,719

In our CCA segment, revenue from Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health ("Henry Schein") represented approximately 13%, 13%, and 10% of our consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 12% for the year ended December 31, 2017, and 11% each for the years ended December 31, 2016 and 2015. Revenue from De Lage Landen Financial Services, Inc. ("DLL"), represented approximately 7%, 11%, and 10% of our consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively; DLL is a third-party that provides financing and leasing for our customers, primarily for our imaging products. In our OVP segment, revenue from Eli Lilly entities, including Elanco, represented approximately 11%, 12% and 12% for the years ended December 31, 2017, 2016, and 2015, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2017, 2016, or 2015.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)
The following tables present quarterly unaudited results for the two years ended December 31, 2017 and 2016 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2017
Total revenue (revised)	$29,559	$33,405	$30,336	$36,041	$129,341
Gross profit	13,209	14,929	13,553	16,570	58,261
Operating income	2,788	4,560	3,778	7,093	18,219
Net income	4,303	3,139	3,083	(1,069)	9,456
Net income attributable to Heska Corporation	4,606	3,333	3,083	(1,069)	9,953
Basic earnings (loss) per share attributable to Heska Corporation	0.67	0.47	0.43	(0.15)	1.42
Diluted earnings (loss) per share attributable to Heska Corporation	0.60	0.44	0.40	(0.14)	1.30

2016
Total revenue	$27,146	$29,965	$33,430	$39,542	$130,083
Gross profit	11,442	12,682	13,718	16,050	53,892
Operating income	1,970	3,556	4,492	6,515	16,533
Net income	1,447	2,742	3,343	4,633	12,165
Net income attributable to Heska Corporation	1,186	2,522	3,347	3,453	10,508
Basic earnings per share attributable to Heska Corporation	0.18	0.38	0.49	0.50	1.55
Diluted earnings per share attributable to Heska Corporation	0.17	0.35	0.45	0.46	1.43

For each of the quarters included in the Company’s Form 10-Qs for the year ended December 31, 2017, revenue and cost of revenue related to CCA distributor sales were overstated by $0.8 million, $0.9 million, and $1.1 million for the first, second, and third quarters, respectively. On December 31, 2017, an adjustment was made to reduce cost of revenue and full year revenue by $2.8 million, resulting in no impact on gross profit or net income and an increase to gross profit percentage of 1.3% for the full year and 1.2%, 1.2%, and 1.6% for the first, second, and third quarters, respectively. Management considered the impact to current and past financial statements under the SEC’s authoritative guidance on materiality and determined that the issue was not material, and therefore, the prior quarters’ Form 10-Qs were not amended. Impacts to all periods in 2017, 2016 and 2015 were immaterial.

The following table illustrates the correction shown in the statements of income in Form 10-Q:

	Three Months Ended March 31, 2017			Three Months Ended June 30, 2017			Three Months Ended September 30, 2017
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$30,382	$(823)	$29,559	$34,336	$(931)	$33,405	$31,428	$(1,092)	$30,336
Cost of Revenue	(17,173)	823	(16,350)	(19,407)	931	(18,476)	(17,875)	1,092	(16,783)
Gross Profit	13,209	—	13,209	14,929	—	14,929	13,553	—	13,553
Gross Margin	43.5%		44.7%	43.5%		44.7%	43.1%		44.7%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    SUBSEQUENT EVENTS

On March 7, 2018, the Compensation Committee of the Company's Board of Directors authorized the issuance of 153,500 shares of performance-based restricted stock and stock options with 150,000 underlying shares under the 1997 Plan, including 143,500 shares of performance-based restricted stock and stock options with 140,000 underlying shares granted to Company Executive Officers. The vesting of these shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement, that must be met on or before March 31, 2025, with the exception of 30,873 restricted stock with vesting tied to the Company's stock outperforming the S&P 500 Index over a two or four year time period, which will forfeit if not achieved at the specified time period. The stock options are to vest annually in three approximately equal tranches. No other material recognized or non-recognizable subsequent events were identified.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
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
EKS&H LLLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 16, 2017, the Company made minor modifications to its amended and restated bylaws, as amended, to memorialize the Company's officer designations, as then approved by the board of directors. The foregoing summary is qualified in its entirety by reference to the full text of the Company's amended and restated bylaws, as further amended, a copy of which is attached hereto as an exhibit and is incorporated herein by reference thereto.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders.

Item 10.	Directors, Executive Officers and Corporate Governance
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

Item 11.	Executive Compensation
The information required by this section will be incorporated by reference to the information in the sections entitled "Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The other information required by this section will be incorporated by reference to the information in the section entitled "Ownership of Securities - Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2017, including the 1997 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	630,847	$29.31	351,667
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	630,847	$29.31	351,667

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this section will be incorporated by reference to the information in the sections entitled "Board Structure and Committees" and "Significant Relationships and Transactions with Directors, Officers or Principal Stockholders" in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this section will be incorporated by reference to the information in the section entitled "Auditor Fees and Services" in the Proxy Statement.
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

Exhibit Number	Notes	Description of Document
3(i)	(9)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(9)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(9)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(22)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)		Amended and Restated Bylaws of the Registrant, as amended.
10.1*	(21)	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.4*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.5*	(21)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.6*	(21)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.7*	(6)	2003 Equity Incentive Plan, as amended and restated.
10.8*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.9*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.10*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.11*	(21)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.12*	(21)	2003 Equity Incentive Plan Outside Directors Option Agreement.

10.13*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.14*	(14)	Amended and Restated Management Incentive Plan Master Document.
10.15*		2017 Management Incentive Plan.
10.16*	(23)	Director Compensation Policy.
10.17*	(5)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.18*	(12)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(12)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.20*	(14)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.21*		Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.22*	(1)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.23*	(5)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.24*	(4)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.25*	(5)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.26*	(12)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.27*	(9)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.28*	(14)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.29*	(9)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.30*	(14)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.31*	(4)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.32*	(5)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.33*	(7)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.34*		Separation Agreement and Release between Registrant and Michael J. McGinley, effective as of December 22, 2017.
10.35*	(18)	Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.36*		Separation Agreement and Release between Registrant and John McMahon, effective as of November 30, 2017.
10.37	(2)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.38	(3)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

10.39	(3)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.40	(8)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.41+	(4)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.42+	(6)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.43+	(9)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.44+	(11)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.45+	(12)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.46+	(19)	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.47+		Amendment No. 6 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of November 27,2017.
10.48+	(13)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.49	(15)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.
10.50+	(9)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.51	(20)	Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.52+	(9)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.53	(17)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.54	(20)	Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.55+	(10)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.56+	(16)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.57+	(16)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.58+
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.59+
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of February 1, 2016; and Amendment to February 1, 2016 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of January 1, 2017.

10.60+		Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.61	(24)
Credit Agreement among Registrant, Diamond Animal Health, Inc., Heska Imaging, LLC, as Borrowers, the other Loan Parties party hereto, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of July 27, 2017.

10.62	(24)
Pledge and Security Agreement by and among Registrant, Diamond Animal Health, Inc., Heska Imaging, LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent, effective as of July 27, 2017.

21.1		Subsidiaries of the Company.
23.1		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(10)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(13)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(14)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(15)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(16)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(17)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(18)	Filed with the Registrants' Form 10-K for the year ended December 31, 2015.
(19)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2016.
(20)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2016.
(21)	Filed with the Registrants' Form 10-K for the year ended December 31, 2016.
(22)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2017.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2017.
(24)	Filed with the Registrants' Form 8-K on August 2, 2017.

Item 16.	Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine Grassman his or her true and lawful attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all of said attorney-in-fact or their substitute may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2018
/s/ CATHERINE GRASSMAN Catherine Grassman	Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)	March 9, 2018
/s/ SHARON J. LARSON Sharon J. Larson	Chair	March 9, 2018
/s/ G. IRWIN GORDON G. Irwin Gordon	Director	March 9, 2018
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	March 9, 2018
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	March 9, 2018
/s/ CAROL A. WRENN Carol A. Wrenn	Director	March 9, 2018
/s/ SCOTT HUMPHREY Scott Humphrey	Director	March 9, 2018