Form 10-K/A
period 2017-12-31
HESKA CORP
filed 2018-03-19
CIK 1038133

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

EXPLANATORY NOTE
Heska Corporation (the "Company") is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment No. 1") solely to correct the Subsequent Events footnote number 16 included in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 9, 2018 (the "Original Filing"), so that it properly reflects that fewer performance-based restricted shares and stock options to acquire shares of common stock were awarded as part of the Company's March 7, 2018 equity grant, and to provide additional specificity with respect to the vesting and forfeiture provisions of the awards. This Amendment No. 1 does not change or amend in any respect the Company's reported historical audited financial statements.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing as exhibits to this Amendment No. 1 the required certifications of the Company's principal executive and principal financial officers.

Except as expressly stated above, this Amendment No. 1 neither alters the Original Filing nor updates the Original Filing to reflect events or developments since the date of the filing of the Original Filing.

For convenience of reference only, this Amendment No. 1 restates in its entirety the full text of the Original Filing, as amended by this Amendment No. 1.

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

March 19, 2018
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    SUBSEQUENT EVENTS

On March 7, 2018, the Compensation Committee of the Company's Board of Directors authorized the issuance of 128,500 shares of performance-based restricted common stock and stock options with 130,000 underlying shares of common stock under the 1997 Plan, including 118,500 shares of performance-based restricted common stock and stock options with 120,000 underlying shares of common stock granted to Company Executive Officers. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025 or March 31, 2025, respectively, with the exception of 27,539 shares of restricted common stock with vesting tied to the Company's stock outperforming the S&P 500 Index over a two or four year time period, which will be forfeited if not achieved at the specified time. The stock options are to vest annually in three approximately equal tranches. No other material recognized or non-recognizable subsequent events were identified.

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
(a)    The following documents are filed as a part of this Form 10-K/A.
(1) Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K/A.
(2) Financial Statement Schedules:
NOTE: All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.
(3)    Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

Exhibit Number	Notes	Description of Document
3(i)	(9)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(9)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(9)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(21)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(22)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)	#	Amended and Restated Bylaws of the Registrant, as amended.
10.1*	(21)	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.4*	(21)	1997 Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.5*	(21)	1997 Stock Incentive Plan Employees and Consultants Option Agreement.
10.6*	(21)	1997 Stock Incentive Plan Outside Directors Option Agreement.
10.7*	(6)	2003 Equity Incentive Plan, as amended and restated.
10.8*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement.
10.9*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.10*	(21)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.11*	(21)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.12*	(21)	2003 Equity Incentive Plan Outside Directors Option Agreement.

10.13*	(15)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.14*	(14)	Amended and Restated Management Incentive Plan Master Document.
10.15*	#	2017 Management Incentive Plan.
10.16*	(23)	Director Compensation Policy.
10.17*	(5)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.18*	(12)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.19*	(12)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.20*	(14)	Restricted Stock Grant Agreement between Heska Corporation and Kevin S. Wilson, effective as of May 6, 2014.
10.21*	#	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.22*	(1)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.23*	(5)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.24*	(4)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.25*	(5)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.26*	(12)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.27*	(9)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.
10.28*	(14)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.29*	(9)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.30*	(14)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.31*	(4)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.32*	(5)	Employment Agreement between Diamond Animal Health, Inc. and Michael J. McGinley, effective as of May 1, 2000.
10.33*	(7)	Assignment and Second Amendment to Employment Agreement between Registrant and Michael J. McGinley, effective as of August 4, 2011.
10.34*	#	Separation Agreement and Release between Registrant and Michael J. McGinley, effective as of December 22, 2017.
10.35*	(18)	Employment Agreement between Registrant and John McMahon, effective as of October 14, 2015.
10.36*	#	Separation Agreement and Release between Registrant and John McMahon, effective as of November 30, 2017.
10.37	(2)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.38	(3)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.

10.39	(3)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.40	(8)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.41+	(4)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.42+	(6)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.43+	(9)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.44+	(11)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.45+	(12)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.46+	(19)	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.47+	#	Amendment No. 6 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of November 27,2017.
10.48+	(13)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.49	(15)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.
10.50+	(9)	Amended and Restated Master License Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of February 22, 2013.
10.51	(20)	Assignment and Assumption Agreement (License Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.52+	(9)	Supply Agreement between Cuattro, LLC and Heska Imaging US, LLC effective as of February 24, 2013.
10.53	(17)	First Amendment to Supply Agreement between Heska Imaging US, LLC and Cuattro, LLC, effective as of August 10, 2015.
10.54	(20)	Assignment and Assumption Agreement (Supply Agreement) between Heska Imaging US, LLC, Heska Imaging Global, LLC, Cuattro, LLC, and Heska Imaging International, LLC, dated as of March 14, 2016.
10.55+	(10)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.56+	(16)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.57+	(16)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.58+	#
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.59+	#
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of February 1, 2016; and Amendment to February 1, 2016 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of January 1, 2017.

10.60+	#	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.61	(24)
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

21.1	#	Subsidiaries of the Company.
23.1	#	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
23.2		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1	#	Power of Attorney.
31.1	#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Furnished herewith but not filed.
#	Previously filed.
##	Previously furnished but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(10)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(11)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(12)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(13)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2014.
(14)	Filed with the Registrants' Form 10-K for the year ended December 31, 2014.
(15)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2015.
(16)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2015.
(17)	Filed with the Registrants' Form 10-Q for the quarter ended September 30, 2015.
(18)	Filed with the Registrants' Form 10-K for the year ended December 31, 2015.
(19)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2016.
(20)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2016.
(21)	Filed with the Registrants' Form 10-K for the year ended December 31, 2016.
(22)	Filed with the Registrants' Form 10-Q for the quarter ended March 31, 2017.
(23)	Filed with the Registrants' Form 10-Q for the quarter ended June 30, 2017.
(24)	Filed with the Registrants' Form 8-K on August 2, 2017.

Item 16.	Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2018.

HESKA CORPORATION

By: /s/ CATHERINE GRASSMAN Catherine Grassman Vice President, Chief Accounting Officer and Controller (Principal Financial Officer)