Form 10-Q
period 2018-03-31
HESKA CORP
filed 2018-05-09
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,458,860 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 8, 2018.

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

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,126	$9,659
Accounts receivable, net of allowance for doubtful accounts of $249 and $215, respectively	14,293	15,710
Due from – related parties	—	1
Inventories, net	30,301	32,596
Lease receivable, current, net of allowance for doubtful accounts of $42 and $0, respectively	2,302	2,069
Contract acquisition costs, current	874	30
Other current assets	2,992	3,066
Total current assets	62,888	63,131

Property and equipment, net	16,858	17,331
Goodwill	26,710	26,687
Other intangible assets, net	1,861	1,958
Deferred tax asset, net	12,173	11,877
Lease receivable, non-current	10,369	9,615
Contract acquisition costs, non-current	1,526	3
Other non-current assets	5,335	5,185
Total assets	$137,720	$135,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,226	$9,489
Due to – related parties	677	1,828
Accrued liabilities	7,441	4,417
Current portion of deferred revenue	3,090	3,992
Line of credit	6,000	6,000
Total current liabilities	23,434	25,726

Deferred revenue, net of current portion, and other	9,196	9,621
Total liabilities	32,630	35,347
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,000,000 shares authorized, 7,419,186 and 7,302,954 shares issued and outstanding, respectively	74	73
Additional paid-in capital	243,377	243,598
Accumulated other comprehensive income	313	232
Accumulated deficit	(138,674)	(143,463)
Total stockholders' equity	105,090	100,440
Total liabilities and stockholders' equity	$137,720	$135,787
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Core companion animal health	$26,819	$23,784
Other vaccines, pharmaceuticals and products	5,946	5,775
Total revenue, net	32,765	29,559

Cost of revenue	19,458	16,350

Gross profit	13,307	13,209

Operating expenses:
Selling and marketing	6,140	6,100
Research and development	670	530
General and administrative	4,626	3,791
Total operating expenses	11,436	10,421
Operating income	1,871	2,788
Interest and other income, net	(4)	(62)
Income before income taxes	1,875	2,850
Income tax expense (benefit):
Current income tax expense	17	7
Deferred income tax benefit	(297)	(1,460)
Total income tax benefit	(280)	(1,453)

Net income	2,155	4,303
Net loss attributable to non-controlling interest	—	(304)
Net income attributable to Heska Corporation	$2,155	$4,607

Basic earnings per share attributable to Heska Corporation	$0.30	$0.66
Diluted earnings per share attributable to Heska Corporation	$0.28	$0.61

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,102	7,011
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,711	7,594

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$2,155	$4,303
Other comprehensive income:
Foreign currency translation	81	56
Comprehensive income	2,236	4,359

Comprehensive loss attributable to non-controlling interest	—	(304)
Comprehensive income attributable to Heska Corporation	$2,236	$4,663

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2016	7,026	$70	$238,635	$97	$(151,827)	$86,975
Net income	—	—	—	—	4,303	4,303
Issuance of common stock, net of shares withheld for employee taxes	68	1	(148)	—	—	(147)
Stock-based compensation	—	—	691	—	—	691
Accretion of non-controlling interest	—	—	845	—	—	845
Distribution for Heska Imaging minority interest	—	—	(25)	—	—	(25)
Other comprehensive income	—	—	—	56	—	56
Balances, March 31, 2017	7,094	$71	$239,998	$153	$(147,524)	$92,698

Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,829)	103,074
Net income	—	—	—	—	2,155	2,155
Issuance of common stock, net of shares withheld for employee taxes	116	1	(1,285)	—	—	(1,284)
Stock-based compensation	—	—	1,064	—	—	1,064
Other comprehensive income	—	—	—	81	—	81
Balances, March 31, 2018	7,419	$74	$243,377	$313	$(138,674)	$105,090

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,155	$4,303
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,196	1,092
Deferred income tax benefit	(297)	(1,460)
Stock-based compensation	1,064	691
Other expense (income)	10	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,425	6,937
Inventories	2,047	(4,824)
Due from related parties	1	(16)
Lease receivable, current	(233)	(340)
Other current assets	108	(20)
Accounts payable	(3,265)	(337)
Due to related parties	(1,026)	(1,389)
Accrued liabilities and other	3,022	(247)
Lease receivable, non-current	(754)	(1,568)
Other non-current assets	(138)	(459)
Deferred revenue and other	(1,108)	(431)
Net cash provided by operating activities	4,207	1,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(375)	(480)
Net cash used in investing activities	(375)	(480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	288	713
Repurchase of common stock	(1,571)	(860)
Proceeds from line of credit borrowings	—	7,970
Repayments of line of credit borrowings	—	(7,862)
Distributions to non-controlling interest members	(126)	—
Repayments of other debt	—	(64)
Net cash used in financing activities	(1,409)	(103)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	44	41
INCREASE IN CASH AND CASH EQUIVALENTS	2,467	1,389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,659	10,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,126	$12,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$251	$402

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell veterinary and animal health diagnostic and specialty products. Our offerings include Point of Care diagnostics laboratory instruments and consumables, digital imaging diagnostic products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2018, and the results of our operations and cash flows for the three months ended March 31, 2018 and 2017.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" on our consolidated statements of income. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and other financial information filed with the SEC.
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory, in determining future costs associated with warranties provided, in determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights, evaluating long-lived and intangible assets for impairment, estimating the useful lives of instruments under leasing arrangements, determining the allocation of purchase price under purchase accounting, estimating the expense associated with the granting of stock options, and in determining the need for, and the amount of a valuation allowance on deferred tax assets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2017, and other than the recently adopted accounting pronouncements discussed below, have not changed significantly since such filing.
Adoption of New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which became effective for us beginning January 1, 2018. The new standard made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Along with the issuance of ASC 606, additional cost guidance was issued and codified under ASC 340-40 that outlines the requirement for capitalizing incremental costs of obtaining a contract and costs to fulfill a contract that meet certain capitalization criteria.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all customer contracts not yet completed as of the adoption date. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

We recorded an increase to beginning retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions. The adoption of ASC 606 did not have a significant impact on our Condensed Consolidated Financial Statements as of and for the three-month period ended March 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.

We generate our Core Companion Animal (“CCA”) segment revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the usage of the instrument as well as the consumables needed to conduct testing. Outright sales to customers is the majority of Point of Care imaging diagnostic transactions in addition to the sale of pharmaceuticals and vaccines while subscription placement is the majority of Point of Care diagnostic laboratory transactions.

For outright sales of products, revenue is recognized when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For instruments, consumables, and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. Heska’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily transfer control and record revenue for product sales upon shipment. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. We do not generally allow return of products or instruments. For extended warranty plans, control transfers to the customer over the term of the arrangement. Revenue for extended warranties is recognized based upon the period of time elapsed under the arrangement.

Our revenue under subscription agreements relate to operating-type lease (“OTL”) arrangements or sales-type lease (“STL”) arrangements. A STL would result in earlier recognition of instrument revenue as compared to an OTL, generally upon installation of the instruments. The cost of the customer-leased instruments is removed from inventory and recognized in the Condensed Consolidated Statements of Income. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property and equipment in the accompanying Condensed Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Condensed Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term. Under either type of lease, we often charge a subscription fee and a minimum supply credit. OTLs may include a minimum utilization rather than a minimum supply credit.

For contracts with multiple performance obligations, the Company allocates the contracts' transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate the standalone selling price is the price observed in standalone sales to customers, however, when prices in standalone sales are not available, we may use a cost-plus margin approach. Allocation of the transaction price is determined at the contracts' inception. The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. This allocation approach also applies to contracts for which a portion of the contract relates to a lease component.

We generate revenue within our Other Vaccines, Pharmaceuticals, and Products (“OVP”) segment through contract manufacturing contracts with customers. The timing of revenue recognition of our customer contracts will continue to be recognized - generally upon shipment or acceptance by our customer, under the same guidelines noted above for other outright product sales. Heska assessed the over-time criteria within ASC 606 and concluded that because products within this segment have no alternative use to Heska, as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date and therefore, point in time recognition is appropriate.

Revenue generated from licensing arrangements is recognized based on the underlying term of the contract.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The ASU also requires additional disclosures. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. We are currently evaluating the effect of this update on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among:

•	Point of Care laboratory products including instruments, consumables, and other services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines, and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals related to our OVP segment

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from our CCA segment consists of Point of Care laboratory products, including instruments and consumables, Point of Care imaging products, and single use diagnostic and other tests, pharmaceuticals and biologicals. Point of Care laboratory products are generally sold under a long-term subscription agreement with the instrument portion of the sale accounted for under Topic 840, Leases, as either an OTL or STL. For STL, we apply the provisions of ASC 606 to determine the point in time when control is transferred to the customer, generally when installation of the instrument occurs. Related profit and derecognition of the asset from the Company's balance sheet follows prescribed guidance under ASC 840. Revenue recognized under this topic was approximately $1.5 million in the three months ended March 31, 2018. Approximately $0.8 million of instrument sales related to the outright sale of instruments to customers, which also included shipping and preparation fees. Consumables are critical to the use of the Point of Care laboratory instruments and are used one-time, requiring frequent replacement in the customer's operating cycle. Revenue recorded related to sales of consumables was $10.8 million in the three months ended March 31, 2018. Other services, such as extended service plans and repairs, resulted in approximately $0.5 million of revenue in the three months ended March 31, 2018.
Point of Care imaging products for instruments and software are generally sold outright to customers and recognized upon shipment, which is generally the point in time when control transfers to customers. Revenue of approximately $5.1 million was recognized in the three months ended March 31, 2018. Rental agreements, generally accounted for as OTLs under Topic 840, Leases, resulted in approximately $0.3 million of rental revenue in the period ended March 31, 2018. Service revenue, including extended warranty revenue, of approximately $0.6 million was recognized in the three months ended March 31, 2018.
Revenue from single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.2 million of our revenue for the three months ended March 31, 2018. Of the $7.2 million of revenue, approximately $0.1 million related to license and royalty income.

Revenue from our OVP segment consists of revenue generated from contract manufacturing contracts and other license and research and development revenue. Revenue from contract manufacturing contracts and other license and research and development was $5.7 million and $0.2 million, respectively, in the three months ended March 31, 2018.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term supply arrangements, extended warranty, service and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from instruments leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $72.6 million. As of March 31, 2018, the Company expects to recognize revenue as follows as (in thousands):

Year Ending December 31,	Revenue
2018 (remaining)	$15,987
2019	17,962
2020	14,459
2021	10,758
2022	7,609
Thereafter	5,813
$72,588

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).

Contract assets - Most of the Company’s long-term contracts are billed as product is shipped. Therefore, because the Company does not recognize revenue prior to invoicing, there are no contract assets.

Contract liabilities - The Company receives cash payments from customers for licensing fees or other arrangements for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize revenue. As of March 31, 2018 and December 31, 2017, contract liabilities were $11.0 million and $12.3 million, respectively, and are included within current portion of "Deferred revenue" and the non-current portion of "Deferred revenue, net of current portion, and other" in the accompanying Condensed Consolidated Balance Sheet. The decrease in the contract liability balance during the three-month period ended March 31, 2018 is $1.6 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption, offset by $0.3 million of additional deferred sales in the first quarter of 2018.

Contract costs - The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current "Contract acquisition costs" in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the term of the contract. Management assesses these costs for impairment at least quarterly on a contract by contract basis and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of March 31, 2018 and at the date of adoption was $2.4 million and $2.4 million, respectively. Amortization expense for the three-month period ended March 31, 2018, was $0.2 million. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling and marketing expenses and general and administrative expenses in the accompanying Condensed Consolidated Statement of Income.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract liabilities and costs are reported on the accompanying Condensed Consolidated Balance Sheet on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
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
Cuattro International is a provider to international markets of digital radiography technologies for veterinarians. As a leading provider of advanced veterinary diagnostic and specialty products, we made the acquisition in an effort to combine Cuattro International's international reach with our domestic success in the imaging and laboratory markets in the United States. International markets represent a significant portion of worldwide veterinary revenues for which we intend to compete.
As of the closing date of the Merger, Cuattro International was renamed Heska Imaging International, LLC, and the Company's interest in both Heska Imaging International, LLC ("International Imaging") and Heska Imaging US, LLC ("US Imaging") was transferred to the Company's wholly-owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
Mr. Wilson is a founder of Cuattro International, Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC. Mr. Wilson, Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson’s children and family own a 100% interest in Cuattro, LLC and a majority interest in Cuattro Medical, LLC. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC and prior to the Merger, owned a majority interest in Cuattro International.
Cuattro Veterinary USA, LLC
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC ("US Imaging"). The remaining minority position (45.4%) in US Imaging was subject to purchase by Heska under performance-based puts and calls following the audit of our financial statements for 2016 and 2017. The required performance criteria were met in 2016, we considered notice given on March 3, 2017 that the put option was being exercised and on May 31, 2017, we delivered $13.8 million in cash to obtain the remaining minority interest position in US Imaging.
Prior to the purchase of the minority interest position (the "Imaging Minority"), Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC owned approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz serves as Executive Vice President, Companion Animal Health Sales for the Company. Rodney A. Lippincott serves as Executive Vice President, Companion Animal Health Sales for the Company. On April 3, 2017, and in accordance with the terms of its Operating Agreement, US Imaging distributed $2.1 million based on past operating performance, including $1.0 million to its minority interest members. As of December 31, 2017, US Imaging accrued an additional $0.3 million distribution, including $0.1 million to its minority interest members, all of which was paid in January 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").
Related Party Activities
Cuattro, LLC charged Heska Imaging $1.7 million during the three months ended March 31, 2018, and charged Global Imaging $3.9 million during the three months ended March 31, 2017, primarily related to digital imaging products, for which there is an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses. Heska Corporation charged US Imaging $1.7 million during the three months ended March 31, 2017, prior to the purchase of the Imaging Minority on May 31, 2017, primarily related to sales expenses. Heska Corporation charged Cuattro, LLC approximately $1 thousand and $34 thousand during the three months ended March 31, 2018, and 2017, respectively, primarily related to facility usage and other services.
Heska Corporation had receivables from Cuattro, LLC of approximately $0 and $1 thousand as of March 31, 2018 and December 31, 2017, respectively, which is included in "Due from – related parties" on the Company's consolidated balance sheet. Heska Imaging owed Cuattro $0.7 million and $1.7 million as of March 31, 2018 and December 31, 2017, respectively, which is included in "Due to – related parties" on the Company's consolidated balance sheets.
4.    INCOME TAXES

Our total income tax benefit and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Income before income taxes	$1,875	$2,850
Total income tax benefit	(280)	(1,453)
Effective tax rate	14.9%	51.0%

There were cash payments of $18 thousand for income taxes for the three months ended March 31, 2018 and there were $62 thousand cash payments for income taxes, net of refunds, for the three months ended March 31, 2017. The Company’s effective tax rate decreased to a tax benefit of 14.9% for the three months ended March 31, 2018, compared to a tax benefit of 51.0% for the three months ended March 31, 2017. The decrease in rates for both periods was primarily attributable to an increase in stock-based compensation excess tax benefits, which are now recorded as income tax expense or benefit in accordance with our policy. The Company continues to analyze the different aspects of the Tax Cuts and Jobs Act that was enacted in December 2017. Specifically, we continue to analyze the provisional amounts estimated for the transition tax, the possible impact of the “GILTI” tax, and the possible executive compensation limitations imposed by IRC Section 162(m) of the Internal Revenue Code of 1986, as amended.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Heska	$2,155	$4,607

Basic weighted-average common shares outstanding	7,102	7,011
Assumed exercise of dilutive stock options and restricted shares	609	583
Diluted weighted-average common shares outstanding	7,711	7,594

Basic earnings per share attributable to Heska	$0.30	$0.66
Diluted earnings per share attributable to Heska	$0.28	$0.61
The following stock options and restricted shares were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	244	110
6.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2018 (in thousands):

Carrying amount, December 31, 2017	$26,687
Foreign currency adjustments	23
Carrying amount, March 31, 2018	$26,710

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other intangibles consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,448)	(1,351)
Net carrying amount	$1,861	$1,958

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$97	$97

Estimated amortization expense related to intangibles for each of the five years from 2018 (remaining) through 2022 and thereafter is as follows (in thousands):

Year Ending December 31,
2018 (remaining)	$291
2019	388
2020	388
2021	384
2022	378
Thereafter	32
$1,861
7.    PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land	$377	$377
Building	3,076	2,868
Machinery and equipment	38,759	38,432
Leasehold and building improvements	8,662	8,156
Construction in progress	2,588	3,531
	53,462	53,364
Less accumulated depreciation	(36,604)	(36,033)
Total property and equipment, net	$16,858	$17,331
The Company has subscription agreements whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five-to-seven year period depending on the circumstance under which the instrument is placed with the customer.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $1.1 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

Our cost of instruments under operating leases as of March 31, 2018 and December 31, 2017, was $10.6 million and $10.8 million, before accumulated depreciation of $5.4 million and $5.0 million, and the net book value was $5.2 million and $5.8 million, respectively.
8.    INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$17,752	$18,465
Work in process	3,942	4,296
Finished goods	10,166	11,465
Allowance for excess or obsolete inventory	(1,559)	(1,630)
Total inventory, net	$30,301	$32,596

Inventories are stated at lower of cost (first-in, first-out) or net realizable value.
9.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and employee benefits	$2,747	$1,209
Accrued purchases	2,809	695
Accrued property taxes	257	661
Other	1,628	1,852
Total accrued liabilities	$7,441	$4,417
Other accrued liabilities consisted of items that are individually less than 5% of total current liabilities.
10.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.64%	1.87%
Expected lives	4.9 years	4.9 years
Expected volatility	40%	40%
Expected dividend yield	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans, excluding options to purchase fractional shares resulting from our December 2010 1-for-10 reverse stock split, is as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	630,847	$29.312	829,617	$23.203
Granted at market	130,000	$69.770	27,050	$99.087
Canceled	(18,706)	$52.131	(18,331)	$57.197
Exercised	(6,683)	$18.089	(207,489)	$11.520
Outstanding at end of period	735,458	$35.985	630,847	$29.312
Exercisable at end of period	470,717	$19.584	456,802	$18.316
The total estimated fair value of stock options granted during the three months ended March 31, 2018 and 2017 was computed to be approximately $3.5 million and $9 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the three months ended March 31, 2018 and 2017 was computed to be approximately $26.69 and $30.20, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $406 thousand and $6.3 million, respectively. The cash proceeds from options exercised during the three months ended March 31, 2018 and 2017 was $121 thousand and $554 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2018	Weighted Average Exercise Price
$ 4.40 - $ 6.90	94,451	2.40	$5.382	94,451	$5.382
$ 6.91 - $ 8.55	168,628	5.15	$7.759	168,628	$7.759
$ 8.56 - $39.56	143,957	6.57	$22.445	125,721	$22.747
$39.57 - $69.77	215,217	8.90	$57.940	47,469	$39.840
$69.78 - $108.25	113,205	8.57	$79.042	34,448	$76.947
$ 4.40 - $108.25	735,458	6.73	$35.985	470,717	$19.584
As of March 31, 2018, there was approximately $6.3 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 2.23 years, with all cost to be recognized by the end of October 2021, assuming all options vest according to the vesting schedules in place at March 31, 2018. As of March 31, 2018, the aggregate intrinsic value of outstanding options was approximately $32.2 million and the aggregate intrinsic value of exercisable options was approximately $28.1 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan (the "ESPP")

For the three months ended March 31, 2018 and 2017, we issued 3,127 and 3,204 shares under the ESPP, respectively.
For the three months ended March 31, 2018 and 2017, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.03%	0.64%
Expected lives	1.2 years	1.2 years
Expected volatility	44%	45%
Expected dividend yield	0%	0%
For the three months ended March 31, 2018 and 2017, the weighted-average fair value of the purchase rights granted was $14.28 and $13.41 per share, respectively.
Restricted Stock Issuance
On March 26, 2014, we issued 110,000 shares to Mr. Wilson pursuant to an employment agreement between Mr. Wilson and the Company effective as of March 26, 2014 (the "Wilson Employment Agreement"). The shares were issued in four equal tranches and subject to time-based vesting and other provisions outlined in the Wilson Employment Agreement. On March 26, 2017, the final of these four equal tranches of 27,500 shares vested.
On March 17, 2015, the Company issued unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants"). The Company issued 52,956 shares under the Performance Grants. The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and vested on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement. Of the shares issued, 52,956 vested, 0 were forfeited, and 14,334 were withheld for tax.
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). Of the shares issued, 14,629 vested, 371 were forfeited, and 4,133 were withheld for tax. The 2016 MIP Grants vested during the three months ended March 31, 2017.
On May 1, 2017, the Company issued 2,720 shares of our Common Stock to the Company's non-employee directors. These grants were to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant and (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (i) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting in which case vesting is subject to the non-employee director’s service to the Vesting Meeting and (ii) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, to the Vesting Time.  Of these shares, all vested on May 3, 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 31, 2017, the Company issued 23,700 unvested performance-based restricted stock shares to certain key employees. The vesting of these shares is subject to the achievement of certain Company performance and market conditions that must be met on or before May 30, 2024.
On June 15, 2017, the Company issued 6,594 unvested restricted shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2017 Management Incentive Plan (the "2017 MIP Grants"). As of December 31, 2017, all shares were forfeited and no compensation expense was recorded for the year ended December 31, 2017.

On March 7, 2018, the Company issued 128,500 shares of performance-based restricted common stock and stock options with 130,000 underlying shares of common stock under the 1997 Plan, including 118,500 shares of performance-based restricted common stock and stock options with 120,000 underlying shares of common stock granted to Company Executive Officers. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025 or March 31, 2025, respectively, with the exception of 27,539 shares of restricted common stock with vesting tied to the Company's stock outperforming the S&P 500 Index over a two or four year time period, which will be forfeited if not achieved at the specified time. The stock options are to vest annually in three approximately equal tranches and immediately upon a change in control.

As of March 31, 2018, there was approximately $4.1 million of total unrecognized compensation cost related to restricted stock. The Company expects to recognize this expense over a weighted average period of 2.3 years.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2017	$(489)	$721	$232
Current period other comprehensive income	—	81	81
Balances at March 31, 2018	$(489)	$802	$313
12.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended March 31, 2018 and 2017, royalties of $0.1 million became payable under these agreements.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter and at this time is unable to estimate a possible loss or range of loss. As of March 31, 2018, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both March 31, 2018 and December 31, 2017.

Off-Balance Sheet Commitments

Unconditional Purchase Obligations
The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $32.1 million as of March 31, 2018.

Operating Leases
The Company leases various equipment and facilities. The Company does not currently utilize any other off-balance sheet financing arrangements. As of March 31, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $11.1 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    INTEREST AND OTHER INCOME, NET
Interest and other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$(56)	$(38)
Interest expense	65	24
Other income, net	(13)	(48)
Total interest and other expense (income), net	$(4)	$(62)
Cash paid for interest for the three months ended March 31, 2018 and 2017 was $27 thousand and $15 thousand, respectively.
14.    CREDIT FACILITY
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At March 31, 2018, we had $6.0 million of borrowings outstanding on this line of credit and we were in compliance with all financial covenants.

15.    SEGMENT REPORTING
The Company is composed of two reportable segments, CCA and OVP. The CCA segment includes Point of Care diagnostics laboratory instruments and consumables, and Point of Care digital imaging diagnostic instruments and software services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

Three Months Ended March 31, 2018	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,819	$5,946	$32,765
Operating income (loss)	1,923	(52)	1,871
Income (loss) before income taxes	1,927	(52)	1,875
Capital purchases	57	318	375
Depreciation and amortization	908	288	1,196

Three Months Ended March 31, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$23,784	$5,775	$29,559
Operating income	1,146	1,642	2,788
Income before income taxes	1,214	1,636	2,850
Capital purchases	49	431	480
Depreciation and amortization	845	247	1,092

Asset information by reportable segment as of March 31, 2018 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$117,418	$20,302	$137,720
Net assets	80,686	24,404	105,090

Asset information by reportable segment as of December 31, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$111,968	$23,819	$135,787
Net assets	75,984	24,456	100,440

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     SUBSEQUENT EVENTS

On March 26, 2018, the Company filed a definitive proxy statement with the SEC which included a share increase proposal for consideration by the Company’s stockholders and, consistent with Mr. Wilson's employment agreement, an issuance of 33,000 shares of performance-based restricted common stock to Mr. Wilson if this proposal is approved at the Company’s 2018 Annual Meeting of Stockholders on May 3, 2018. This share increase proposal and restricted common stock issuance to Mr. Wilson was approved by the Company’s stockholders on May 3, 2018. The vesting of these shares is subject to the achievement of certain Company performance conditions, and, in some instances, a service period requirement.

On May 3, 2018, the Company issued 4,230 shares of our Common Stock to the Company's non-employee directors. These grants are to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant and (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (i) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting in which case vesting is subject to the non-employee director’s service to the Vesting Meeting and (ii) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, to the Vesting Time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 8, 2018 and we undertake no duty and do not intend to update this information, except as required by applicable laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care diagnostics laboratory instruments and consumables, Point of Care digital imaging diagnostics products, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Our business is composed of two reportable segments, CCA and OVP. The CCA segment includes, primarily for canine and feline use, Point of Care laboratory instruments and consumables, digital imaging diagnostic instruments, software and services, local and cloud-based data services, allergy testing and immunotherapy, and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine.
The CCA segment represented 82% of our revenue for the three months ended March 31, 2018, and the OVP segment represented 18% of our revenue for the three months ended March 31, 2018. OVP products are sold by third parties under third party labels.
Revenue from Point of Care laboratory including instruments, consumables, and other revenue such as service, represented $13.6 million for the three months ended March 31, 2018. Revenue in this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Approximately $10.8 million of our revenue resulted from the sale of such testing consumables to an installed base of instruments for the three months ended March 31, 2018. Approximately $2.3 million of our revenue was from instrument sales for the three months ended March 31, 2018. Approximately $0.5 million of our revenue was from other revenue sources, such as charges for repairs, for the three months ended March 31, 2018. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables.

Point of Care Imaging hardware, software and services represented approximately $6.0 million of our revenue for the three months ended March 31, 2018. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.2 million of our revenue for the three months ended March 31, 2018. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 57% and 43%, respectively, of CCA revenue for the three months ended March 31, 2018.
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

The following table sets forth, for the periods indicated, certain data derived from our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$32,765	$29,559
Gross profit	13,307	13,209
Operating expenses	11,436	10,421
Operating income	1,871	2,788
Interest and other expense (income), net	(4)	(62)
Income before income taxes	1,875	2,850
Income tax benefit	(280)	(1,453)
Net income	2,155	4,303
Net loss attributable to non-controlling interest	—	(304)
Net income attributable to Heska	$2,155	$4,607

The following tables set forth, for the periods indicated, segment data derived from our consolidated statements of income (in thousands):

CCA Segment

	Three Months Ended March 31,		Change
	2018	2017	Dollar Change	% Change
Revenue	$26,819	$23,784	$3,035	13%
Percent of total revenue	81.9%	80.5%
Cost of revenue	14,069	12,736	1,333	10%
Gross profit	12,750	11,048	1,702	15%
Operating income	$1,923	$1,146	$777	68%
OVP Segment

	Three Months Ended March 31,		Change
	2018	2017	Dollar Change	% Change
Revenue	$5,946	$5,775	$171	3%
Percent of total revenue	18.1%	19.5%
Cost of revenue	5,389	3,614	1,775	49%
Gross profit	557	2,161	(1,604)	(74)%
Operating (loss) income	$(52)	$1,642	$(1,694)	(103)%
Revenue
Total revenue increased 11% to $32.8 million in the three months ended March 31, 2018, compared to $29.6 million in the three months ended March 31, 2017.

CCA segment revenue increased 13% to $26.8 million in the three months ended March 31, 2018, compared to $23.8 million in the three months ended March 31, 2017. The increase was driven primarily by a 33% increase in revenue from sales of our imaging products, a 14% increase in single use pharmaceuticals and vaccines, and a 5% increase in revenue from Point of Care laboratory instruments and consumables.
OVP segment revenue increased 3% to $5.9 million in the three months ended March 31, 2018, compared to $5.8 million in the three months ended March 31, 2017. The increase is due to product mix of sales under our Elanco agreement as well as other customer contracts.
Gross Profit
Gross profit increased 1% to $13.3 million in the three months ended March 31, 2018, compared to $13.2 million in the three months ended March 31, 2017. Gross margin, which is gross profit divided by total revenue, decreased to 40.6% in the three months ended March 31, 2018 compared to 44.7% in the three months ended March 31, 2017. The increase in gross profit was driven primarily by an 11% increase in overall sales, while the decrease in gross margin percentage was driven primarily by unfavorable product mix and idle plant charges in our OVP segment.
Operating Expenses
Selling and marketing expenses remained flat at $6.1 million in the three months ended March 31, 2018, and the three months ended March 31, 2017.
Research and development expenses increased 26% to $0.7 million in the three months ended March 31, 2018, compared to $0.5 million in the three months ended March 31, 2017. The increase was driven primarily by spending on product development for imaging solutions.
General and administrative expenses increased 22% to $4.6 million in the three months ended March 31, 2018, compared to $3.8 million in the three months ended March 31, 2017. The increase was driven primarily by a $0.2 million increase in stock compensation, a $0.2 million increase in compensation and benefits, a $0.2 million increase in severance expense, a $0.1 million increase in consulting fees, and a $0.1 million increase in legal expenses.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was income of $4 thousand in the three months ended March 31, 2018, compared to income of $62 thousand in the three months ended March 31, 2017. This decrease in other income was driven primarily by a $41 thousand increase in interest expense, and a $27 thousand decrease in foreign currency gains, partially offset by a $18 thousand increase in interest income.
Income Tax Benefit
In the three months ended March 31, 2018, we had a total income tax benefit of $0.3 million, including $297 thousand of domestic deferred income tax benefit and $17 thousand current income tax expense. In the three months ended March 31, 2017, we had a total income tax benefit of $1.5 million, including $1.5 million of domestic deferred income tax benefit and $7 thousand of current income tax expense. The decreases in rates for both periods was primarily attributable to an increase in stock-based compensation excess tax benefits, which are now recorded as income tax expense or benefit in accordance with our policy.

Net Income attributable to Heska
Net income attributable to Heska was $2.2 million for the three months ended March 31, 2018, compared to net income attributable to Heska of $4.6 million in the prior year period. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which we purchased on May 31, 2017. As a result of the purchase, there was no difference between these line items in the three months ended March 31, 2018, compared to a gain of $304 thousand in the three months ended March 31, 2017.
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

For the three months ended March 31, 2018, we had net income of $2.2 million and net cash provided by operations of $4.2 million. At March 31, 2018, we had $12.1 million of cash and cash equivalents and working capital of $39.5 million.
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A. ("Chase"), which provides for a revolving credit facility of up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017. At March 31, 2018, we had $6.0 million borrowings outstanding on this line of credit and were in compliance with all financial covenants.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$4,207	$1,931
Net cash used in investing activities	(375)	(480)
Net cash used in financing activities	(1,409)	(103)
Effect of currency translation on cash	44	41
Increase in cash and cash equivalents	2,467	1,389
Cash and cash equivalents, beginning of the period	9,659	10,794
Cash and cash equivalents, end of the period	$12,126	$12,183
Net cash provided by operating activities was $4.2 million in the three months ended March 31, 2018, compared to net cash provided by operating activities of $1.9 million in the three months ended March 31, 2017, an increase of approximately $2.3 million. The increase in cash provided by operations was driven primarily by a $6.9 million increase in cash provided by inventory, a $3.3 million increase in cash provided by accrued liabilities, a $1.2 million decrease in deferred tax benefit, a $0.9 million decrease in cash used by lease receivables, and a $0.4 million increase in stock-based compensation. These factors were partially offset by a $5.5 million decrease in cash provided by accounts receivable, a $2.9 million increase in cash used by accounts payable, a $2.1 million decrease in net income, and a $0.7 million increase in cash used by deferred revenue.
Net cash used in investing activities was $0.4 million in the three months ended March 31, 2018, compared to net cash used in investing activities of $0.5 million in the three months ended March 31, 2017, a decrease of approximately $0.1 million. The decrease was driven by a $0.1 million decrease in cash used for purchases of property and equipment.
Net cash used in financing activities was $1.4 million in the three months ended March 31, 2018, compared to net cash used in financing activities of $0.1 million in the three months ended March 31, 2017, an increase of $1.3 million. The change was driven primarily by an increase of $0.7 million in stock repurchased to cover employee tax payments, a $0.4 million decrease in proceeds from issuance of common stock, a $0.1 million increase in distributions to non-controlling interest members, and a $0.1 million decrease in borrowings, net of repayments.
Our financial plan for 2018 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our revolving line of credit, will be sufficient to fund our operations for the foreseeable future. Additionally, we would consider further acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 for a discussion of some of the factors that affect our capital raising alternatives.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $3 thousand to a $44 thousand positive impact in the three months ended March 31, 2018, compared to a $41 thousand positive impact in the three months ended March 31, 2017. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off-Balance Sheet Arrangements and Contractual Obligations
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
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2018 the Company had purchase obligations of $32.1 million.
Operating Leases
As of March 31, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $11.1 million.
Critical Accounting Policies and Estimates
Refer to Note 1 (Summary of Significant Accounting Policies) to the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2017. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15c of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Heska is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers' compensation claims, contractual disputes, product warranty claims, and alleged violations of various laws and regulations. Heska accrues for known individual matters using estimates of the most likely known amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.
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
While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings, and investigations, will not have a material effect on Heska's liquidity, financial condition, or results of operations.

Item 1A.	Risk Factors

For a discussion of our risk factors, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017.
Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
10.1		Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.2		Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for Officers other than Kevin S. Wilson).
10.3		Notice of Stock Option Grant for grants issued on March 7, 2018.
10.4		Amendment to Employment Agreement between Registrant and Steven M. Eyl, effective as of January 1, 2018.
10.5		Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of January 1, 2018.
10.6		Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of January 1, 2018.
10.7		Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.8		Employment Agreement between Registrant and Catherine I. Grassman, effective as of March 7, 2018.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2018.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)