Form 10-Q/A
period 2018-03-31
HESKA CORP
filed 2018-05-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this "Amendment ") of Heska Corporation (the "Company") is filed solely to include the proper dates upon which each of the certificates filed as Exhibits 31.1, 31.2, and 32.1 to the original Form 10-Q were signed.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the original Form 10-Q. This Amendment does not reflect events occurring after the date of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

PART II. OTHER INFORMATION
Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
10.1	(1)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.2	(1)	Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for Officers other than Kevin S. Wilson).
10.3	(1)	Notice of Stock Option Grant for grants issued on March 7, 2018.
10.4	(1)	Amendment to Employment Agreement between Registrant and Steven M. Eyl, effective as of January 1, 2018.
10.5	(1)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of January 1, 2018.
10.6	(1)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of January 1, 2018.
10.7	(1)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.8	(1)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of March 7, 2018.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
**	Furnished with this report.
(1)	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2018.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)