Form 10-Q
period 2018-06-30
HESKA CORP
filed 2018-08-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,497,791 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at August 7, 2018.

HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, Element DC, Element HT5, Element POC, and Element i are registered trademarks and Element COAG, Element DC5x, and SonoSlate are trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,675	$9,659
Accounts receivable, net of allowance for doubtful accounts of $219 and $215, respectively	12,999	15,710
Due from – related parties	—	1
Inventories, net	28,873	32,596
Lease receivable, current, net of allowance for doubtful accounts of $36 and $0, respectively	2,593	2,069
Contract acquisition costs, current	865	30
Other current assets	3,073	3,066
Total current assets	62,078	63,131

Property and equipment, net	16,587	17,331
Goodwill	26,673	26,687
Other intangible assets, net	1,764	1,958
Deferred tax asset, net	11,970	11,877
Lease receivable, non-current	11,141	9,615
Contract acquisition costs, non-current	1,623	3
Other non-current assets	6,191	5,185
Total assets	$138,027	$135,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,038	$9,489
Due to – related parties	367	1,828
Accrued liabilities	3,143	4,417
Current portion of deferred revenue	3,008	3,992
Line of credit and other short-term borrowings	6,019	6,000
Total current liabilities	19,575	25,726

Deferred revenue, net of current portion, and other	8,530	9,621
Total liabilities	28,105	35,347
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 10,250,000 and 10,000,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,000,000 shares authorized, 7,497,717 and 7,302,954 shares issued and outstanding, respectively	75	73
Additional paid-in capital	246,422	243,598
Accumulated other comprehensive income	201	232
Accumulated deficit	(136,776)	(143,463)
Total stockholders' equity	109,922	100,440
Total liabilities and stockholders' equity	$138,027	$135,787
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Core companion animal health	$26,644	$26,090	$53,463	$49,875
Other vaccines, pharmaceuticals and products	3,018	7,315	8,964	13,089
Total revenue, net	29,662	33,405	62,427	62,964

Cost of revenue	16,597	18,476	36,055	34,826

Gross profit	13,065	14,929	26,372	28,138

Operating expenses:
Selling and marketing	5,944	5,993	12,084	12,093
Research and development	559	445	1,229	975
General and administrative	4,358	3,931	8,984	7,722
Total operating expenses	10,861	10,369	22,297	20,790
Operating income	2,204	4,560	4,075	7,348
Interest and other expense (income), net	92	(118)	88	(180)
Income before income taxes	2,112	4,678	3,987	7,528
Income tax expense (benefit):
Current income tax expense	12	10	29	17
Deferred income tax expense (benefit)	203	1,529	(94)	69
Total income tax expense (benefit)	215	1,539	(65)	86

Net income	1,897	3,139	4,052	7,442
Net loss attributable to non-controlling interest	—	(194)	—	(498)
Net income attributable to Heska Corporation	$1,897	$3,333	$4,052	$7,940

Basic earnings per share attributable to Heska Corporation	$0.26	$0.47	$0.57	$1.14
Diluted earnings per share attributable to Heska Corporation	$0.24	$0.44	$0.52	$1.05

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,226	7,069	7,146	6,967
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,850	7,632	7,781	7,570

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$1,897	$3,139	$4,052	$7,442
Other comprehensive (loss) income:
Foreign currency translation	(112)	114	(31)	170
Comprehensive income	1,785	3,253	4,021	7,612

Comprehensive loss attributable to non-controlling interest	—	(194)	—	(498)
Comprehensive income attributable to Heska Corporation	$1,785	$3,447	$4,021	$8,110

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2016	7,026	$70	$238,635	$97	$(151,827)	$86,975
Net income	—	—	—	—	7,442	7,442
Issuance of common stock, net of shares withheld for employee taxes	170	2	709	—	—	711
Stock-based compensation	—	—	1,386	—	—	1,386
Accretion of non-controlling interest	—	—	845	—	—	845
Distribution for Heska Imaging minority interest	—	—	(954)	—	—	(954)
Other comprehensive income	—	—	—	170	—	170
Balances, June 30, 2017	7,196	$72	$240,621	$267	$(144,385)	$96,575

Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,635	2,635
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,828)	103,075
Net income	—	—	—	—	4,052	4,052
Issuance of common stock, net of shares withheld for employee taxes	195	2	456	—	—	458
Stock-based compensation	—	—	2,368	—	—	2,368
Other comprehensive loss	—	—	—	(31)	—	(31)
Balances, June 30, 2018	7,498	$75	$246,422	$201	$(136,776)	$109,922

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,052	$7,442
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,333	2,192
Deferred income tax (benefit) expense	(94)	69
Stock-based compensation	2,368	1,386
Other expense	8	20
Changes in operating assets and liabilities:
Accounts receivable	2,719	6,302
Inventories	3,192	(5,954)
Due from related parties	1	79
Lease receivable, current	(524)	(660)
Other current assets	26	75
Accounts payable	(2,451)	1,432
Due to related parties	(1,336)	(1,296)
Accrued liabilities and other	(1,272)	(1,569)
Lease receivable, non-current	(1,526)	(2,962)
Other non-current assets	(1,101)	(526)
Deferred revenue and other	(1,896)	(1,175)
Net cash provided by operating activities	4,499	4,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of minority interest	—	(13,757)
Purchases of property and equipment	(811)	(1,295)
Proceeds from disposition of property and equipment	4	—
Net cash used in investing activities	(807)	(15,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,613	1,571
Repurchase of common stock	(1,155)	(860)
Proceeds from line of credit borrowings	—	26,051
Repayments of line of credit borrowings	—	(22,690)
Distributions to non-controlling interest members	(126)	(954)
Repayments of other debt	—	(79)
Net cash provided by financing activities	332	3,039
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	91
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,016	(7,067)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,659	10,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,675	$3,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$528	$482
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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2018 and December 31, 2017, the results of our operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to non-controlling interest" on our Condensed Consolidated Statements of Income. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and other financial information filed with the SEC.
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the provision for excess or obsolete inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets for impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock options; and determining the need for, and the amount of a valuation allowance on deferred tax assets.

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
Adoption of New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which became effective for us beginning January 1, 2018. The new standard made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying Accounting Standards Updates or ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within customer contracts are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Along with the issuance of ASC 606, additional cost guidance was issued and codified under ASC 340-40 that outlines the requirement for capitalizing incremental costs of obtaining a contract and costs to fulfill a contract that meet certain capitalization criteria.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all customer contracts not yet completed as of the adoption date. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

We recorded an increase to beginning retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain our customer contracts, which were primarily sales-related commissions. The adoption of ASC 606 did not have a significant impact on our Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2018. As a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.

We generate our Core Companion Animal (“CCA”) segment revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the usage of the instrument as well as the consumables needed to conduct testing. Outright sales to customers is the majority of both Point of Care imaging diagnostic transactions and the sale of pharmaceuticals and vaccines, while subscription placement is the majority of Point of Care diagnostic laboratory transactions.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For instruments, consumables, and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. Heska’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily transfer control and record revenue for product sales upon shipment. If a performance obligation to the customer with respect to a sales transaction remains unfulfilled following shipment (typically owed installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. We do not generally allow return of products or instruments. For extended warranty plans, control transfers to the customer over the term of the arrangement. Revenue for extended warranties is recognized based upon the period of time elapsed under the arrangement.

Our revenue under subscription agreements relate to operating-type lease (“OTL”) arrangements or sales-type lease (“STL”) arrangements. A STL would result in earlier recognition of instrument revenue as compared to an OTL, which is generally upon installation of the instruments. The cost of the customer-leased instruments is removed from inventory and recognized in the Condensed Consolidated Statements of Income. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property and equipment in the accompanying Condensed Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Condensed Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term. Under either type of lease, we often charge a subscription fee and provide a minimum supply credit. OTLs may include a minimum utilization rather than a minimum supply credit.

For contracts with multiple performance obligations, the Company allocates the contracts' transaction price for each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate the standalone selling price is the price observed in standalone sales to customers. However, when prices in standalone sales are not available, we may use a cost-plus margin approach. Allocation of the transaction price is determined at the contracts' inception. The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. This allocation approach also applies to contracts for which a portion of the contract relates to a lease component.

We generate revenue within our Other Vaccines, Pharmaceuticals, and Products (“OVP”) segment through contract manufacturing contracts with customers. The timing of revenue recognition of our customer contracts are generally recognized upon shipment or acceptance by our customer, under the same guidelines noted above for other outright product sales. Heska assessed the over-time criteria within ASC 606 and concluded that because products within this segment have no alternative use to Heska, as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date. Therefore, point in time revenue recognition has been determined to be appropriate.

Revenue generated from licensing arrangements is recognized based on the underlying term of the contract.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of the disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The ASU also requires additional disclosures. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We will adopt the provisions of this ASU in the first quarter of 2019. We are currently evaluating the effect of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. We will adopt the provisions of this ASU in the first quarter of 2019. We are currently evaluating the effect of this update on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.     REVENUE

We separate our goods and services among:

•	Point of Care laboratory products including instruments, consumables, and other services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines, and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals related to our OVP segment.
Revenue from our CCA segment consists of Point of Care laboratory products, including instruments and consumables, Point of Care imaging products, and single use diagnostic and other tests, pharmaceuticals and biologicals. Point of Care laboratory products are generally sold under a long-term subscription agreement with the instrument portion of the sale accounted for under Topic 840, Leases, as either an OTL or STL. For STL, we apply the provisions of ASC 606 to determine the point in time when control is transferred to the customer, generally when installation of the instrument occurs. Related profit and derecognition of the asset from the Company's balance sheet follows prescribed guidance under ASC 840. Revenue recognized under this topic was approximately $1.8 million and $3.3 million in the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, we recognized approximately $1.3 million and $2.1 million, respectively, of instrument sales related to the outright sale of instruments to customers, which also included shipping and preparation fees. Consumables are critical to the use of the Point of Care laboratory instruments and are used one-time, requiring frequent replacement in the customer's operating cycle. Revenue recorded related to sales of consumables was $11.5 million and $22.3 million in the three and six months ended June 30, 2018, respectively. Other services, such as extended service plans and repairs, resulted in approximately $0.4 million and $0.9 million of revenue in the three and six months ended June 30, 2018, respectively.
Point of Care imaging products for instruments and software are generally sold outright to customers and recognized upon shipment, which is generally the point in time when control transfers to customers. Revenue of approximately $3.6 million and $8.7 million was recognized in the three and six months ended June 30, 2018, respectively. Rental agreements, generally accounted for as OTLs under Topic 840, Leases, resulted in approximately $0.4 million and $0.6 million of rental revenue in the three and six months ended June 30, 2018, respectively. Service revenue, including extended warranty revenue, of approximately $0.5 million and $1.1 million was recognized in the three and six months ended June 30, 2018, respectively.
Revenue from single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.1 million of our revenue for the three months ended June 30, 2018, and $14.3 million of our revenue for the six months ended June 30, 2018. Of those amounts, approximately $0.1 million and $0.2 million related to license and royalty income for the three and six months ended June 30, 2018, respectively.

Revenue from our OVP segment consists of revenue generated from contract manufacturing contracts and from other license and research and development. Revenue from contract manufacturing contracts and from other license and research and development was $2.9 million and $0.1 million, respectively, in the three months ended June 30, 2018, and $8.7 million and $0.3 million, respectively, in the six months ended June 30, 2018.

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

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $77.8 million. As of June 30, 2018, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2018 (remaining)	$11,535
2019	19,807
2020	16,206
2021	12,510
2022	9,373
Thereafter	8,344
$77,775

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain contracts (contract costs).

Contract assets - Most of the Company’s long-term contracts are billed as product is shipped. Therefore, there are no contract assets because the Company does not recognize revenue prior to invoicing.

Contract liabilities - The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2018 and December 31, 2017, contract liabilities were $10.3 million and $12.3 million, respectively, and are included within the current portion of "Deferred revenue" and the non-current portion of "Deferred revenue, net of current portion, and other" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the six month

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period ended June 30, 2018 is $2.6 million of revenue recognized during the period, offset by $0.6 million of additional deferred sales in 2018.

Contract costs - The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current "Contract acquisition costs" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the term of the contract. Management assesses these costs for impairment at least quarterly on a contract by contract basis and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of June 30, 2018 and at the date of adoption was $2.5 million and $2.4 million, respectively. Amortization expense for the six month period ended June 30, 2018, was $0.5 million. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling and marketing expenses and general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Contract liabilities and costs are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Cuattro Veterinary, LLC
On May 31, 2016, the Company closed a transaction (the "Merger") to acquire Cuattro Veterinary, LLC ("Cuattro International"), which was owned by Kevin S. Wilson, among other members (the "Members"). The Company recorded assets acquired and liabilities assumed at their estimated fair values. Intangible assets were valued based on a report from an independent third party. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets.
Cuattro International is a provider to international markets of digital radiography technologies for veterinarians. As a leading provider of advanced veterinary diagnostic and specialty products, we made the acquisition in an effort to combine Cuattro International's international reach with our domestic success in the imaging and laboratory markets in the United States. International markets represent a significant portion of worldwide veterinary revenues.
As of the closing date of the Merger, Cuattro International was renamed Heska Imaging International, LLC, ("International Imaging") and the Company's interest in both International Imaging and Heska Imaging US, LLC ("US Imaging") was transferred to the Company's wholly-owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cuattro Veterinary USA, LLC
On February 24, 2013, the Company acquired a 54.6% interest in Cuattro Veterinary USA, LLC (the "Acquisition"), which was subsequently renamed Heska Imaging US, LLC ("US Imaging"). The remaining minority position (45.4%) in US Imaging was subject to purchase by Heska under performance-based puts and calls following the audit of our financial statements for the 2016 and 2017 fiscal years. With the required performance criteria met in fiscal year 2016, we considered notice given on March 3, 2017 that the put option was being exercised and on May 31, 2017, we delivered $13.8 million in cash to obtain the remaining minority interest position in US Imaging.
Prior to the purchase of the minority interest position (the "Imaging Minority"), Shawna M. Wilson, Clint Roth, DVM, Steven M. Asakowicz, Rodney A. Lippincott, Kevin S. Wilson and Cuattro, LLC owned approximately 29.75%, 8.39%, 4.09%, 3.07%, 0.05% and 0.05% of US Imaging, respectively. Kevin S. Wilson is the Chief Executive Officer and President of the Company and the spouse of Shawna M. Wilson. Steven M. Asakowicz and Rodney A Lippincott each serve as Executive Vice President, Companion Animal Health Sales for the Company. On April 3, 2017, and in accordance with the terms of its Operating Agreement, US Imaging distributed $2.1 million based on past operating performance, including $1.0 million to its minority interest members. As of December 31, 2017, US Imaging accrued an additional $0.3 million distribution, including $0.1 million to its minority interest members, all of which was paid in January 2018.
On June 1, 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging").
Related Party Activities
Cuattro, LLC charged Heska Imaging $2.3 million and $8.6 million during the six months ended June 30, 2018 and 2017, respectively, primarily for digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses. The Company charged US Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the Imaging Minority on May 31, 2017, primarily related to sales expenses. The Company charged Cuattro, LLC approximately $1 thousand and $67 thousand during the six months ended June 30, 2018, and 2017, respectively, for facility usage and other services.
The Company had receivables from Cuattro, LLC of approximately $0 and $1 thousand as of June 30, 2018 and December 31, 2017, respectively, which is included in "Due from – related parties" on the Company's Condensed Consolidated Balance Sheets. Heska Imaging owed Cuattro, LLC $0.4 million and $1.7 million as of June 30, 2018 and December 31, 2017, respectively, which is included in "Due to – related parties" on the Company's Condensed Consolidated Balance Sheets.
4.    INCOME TAXES

Our total income tax expense (benefit) and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income taxes	$2,112	$4,678	$3,987	$7,528
Total income tax expense (benefit)	215	1,539	(65)	86
Effective tax rate	10.2%	32.9%	(1.6)%	1.1%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were cash payments of $12 thousand and $30 thousand, respectively, for income taxes, net of refunds, for the three and six months ended June 30, 2018, and there were $144 thousand and $206 thousand in cash payments for income taxes, net of refunds, for the three and six months ended June 30, 2017. The Company’s effective tax rate decreased to a tax expense (benefit) of 10.2% and (1.6)%, respectively, for the three and six months ended June 30, 2018, compared to a tax expense of 32.9% and 1.1%, respectively, for the three and six months ended June 30, 2017. The decrease in rates for both periods was primarily attributable to an increase in stock-based compensation excess tax benefits which were partially offset by an increase in the valuation allowance for the second quarter of 2017 as opposed to no increase in the valuation allowance for the second quarter of 2018. The Company continues to analyze the different aspects of the Tax Cuts and Jobs Act that was enacted in December 2017. Specifically, we continue to analyze the provisional amounts estimated for the transition tax, the possible impact of the “GILTI” tax, and the possible executive compensation limitations imposed by IRC Section 162(m) of the Internal Revenue Code of 1986, as amended.
5.    EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Heska	$1,897	$3,333	$4,052	$7,940

Basic weighted-average common shares outstanding	7,226	7,069	7,146	6,967
Assumed exercise of dilutive stock options and restricted shares	624	563	635	603
Diluted weighted-average common shares outstanding	7,850	7,632	7,781	7,570

Basic earnings per share attributable to Heska	$0.26	$0.47	$0.57	$1.14
Diluted earnings per share attributable to Heska	$0.24	$0.44	$0.52	$1.05
The following stock options and restricted shares were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	169	25	238	132

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2018 (in thousands):

Carrying amount, December 31, 2017	$26,687
Foreign currency adjustments	(14)
Carrying amount, June 30, 2018	$26,673

Other intangibles consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,545)	(1,351)
Net carrying amount	$1,764	$1,958

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$97	$97	$194	$194

Estimated amortization expense related to intangibles for each of the five years from 2018 (remaining) through 2022 and thereafter is as follows (in thousands):

Year Ending December 31,
2018 (remaining)	$194
2019	388
2020	388
2021	384
2022	378
Thereafter	32
$1,764

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land	$377	$377
Building	2,978	2,868
Machinery and equipment	39,131	38,432
Leasehold and building improvements	9,866	8,156
Construction in progress	1,201	3,531
	53,553	53,364
Less accumulated depreciation	(36,966)	(36,033)
Total property and equipment, net	$16,587	$17,331
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five-to-seven year period depending on the circumstance under which the instrument is placed with the customer.
Depreciation expense was $1.0 million for both of the three months ended June 30, 2018 and 2017. Depreciation expense was $2.1 million and $2.0 million for the the six months ended June 30, 2018 and 2017, respectively.

Our cost of instruments under operating leases as of June 30, 2018 and December 31, 2017, was $10.5 million and $10.8 million, respectively, before accumulated depreciation of $5.6 million and $5.0 million, respectively, and the net book value was $4.9 million and $5.8 million, respectively.
8.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$17,037	$18,465
Work in process	4,186	4,296
Finished goods	9,225	11,465
Allowance for excess or obsolete inventory	(1,575)	(1,630)
Total inventory, net	$28,873	$32,596

Inventories are stated at lower of cost (first-in, first-out) or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and employee benefits	$891	$1,209
Accrued purchases	371	695
Accrued property taxes	394	661
Other	1,487	1,852
Total accrued liabilities	$3,143	$4,417
Other accrued liabilities consisted of items that are individually less than 5% of total current liabilities.
10.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.76%	1.75%	2.64%	1.75%
Expected lives	4.9 years	4.9 years	4.9 years	4.9 years
Expected volatility	40%	41%	40%	41%
Expected dividend yield	0%	0%	0%	0%
A summary of our stock option plans is as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	630,847	$29.312	829,617	$23.203
Granted at market	131,000	$69.887	27,050	$99.087
Canceled	(19,374)	$52.158	(18,331)	$57.197
Exercised	(45,657)	$27.533	(207,489)	$11.520
Outstanding at end of period	696,816	$36.421	630,847	$29.312
Exercisable at end of period	449,097	$19.854	456,802	$18.316

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total estimated fair value of stock options granted during the six months ended June 30, 2018 and 2017 was computed to be approximately $3.5 million and $0.9 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the six months ended June 30, 2018 and 2017 was computed to be approximately $26.74 and $37.37, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $3.1 million and $12.4 million, respectively. The cash proceeds from options exercised during the six months ended June 30, 2018 and 2017 was $1.3 million and $1.3 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2018	Weighted Average Exercise Price
$ 4.40 - $ 6.90	92,535	2.14	$5.378	92,535	$5.378
$ 6.91 - $ 8.55	158,623	5.08	$7.771	158,623	$7.771
$ 8.56 - $ 39.56	130,030	6.57	$22.467	117,582	$22.650
$ 39.57 - $ 69.77	207,950	8.86	$58.575	45,578	$39.858
$ 69.78 - $ 108.25	107,678	8.62	$79.372	34,779	$77.817
$ 4.40 - $ 108.25	696,816	6.64	$36.421	449,097	$19.854
As of June 30, 2018, there was approximately $5.7 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.98 years, with all cost to be recognized by the end of October 2021, assuming all options vest according to the vesting schedules in place at June 30, 2018. As of June 30, 2018, the aggregate intrinsic value of outstanding options was approximately $46.9 million and the aggregate intrinsic value of exercisable options was approximately $37.7 million.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended June 30, 2018 and 2017, we issued 2,327 and 2,339 shares under the ESPP, respectively. For the six months ended June 30, 2018 and 2017, we issued 5,454 and 5,543 shares under the ESPP, respectively.
For the three and six months ended June 30, 2018 and 2017, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	1.09%	0.70%	1.06%	0.67%
Expected lives	1.2 years	1.2 years	1.2 years	1.2 years
Expected volatility	44%	45%	44%	45%
Expected dividend yield	0%	0%	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended June 30, 2018 and 2017, the weighted-average fair value of the purchase rights granted was $17.98 and $18.67 per share, respectively. For the six months ended June 30, 2018 and 2017, the weighted-average fair value of the purchase rights granted was $15.86 and $15.63 per share, respectively.
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
On June 15, 2017, the Company issued 6,594 unvested restricted shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2017 Management Incentive Plan. As of December 31, 2017, all shares were forfeited and no compensation expense was recorded for the year ended December 31, 2017.

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

On May 3, 2018, the Company issued 4,230 shares of our Common Stock to the Company's non-employee directors. These grants were to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant or (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (a) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting, in which case vesting is subject to the non-employee director’s service to the Vesting Meeting, and (b) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, until the Vesting Time.

On May 3, 2018, the Company issued 33,000 shares of performance-based restricted common stock under the 1997 Plan to the Company's Chief Executive Officer, Kevin Wilson, which was contingent on stockholder approval to approve an increase of 250,000 common shares available for awards under the 1997 Stock Incentive Plan, which was approved consistent with the grant date. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance conditions and, in some instances, a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025.

As of June 30, 2018, there was approximately $3.5 million of total unrecognized compensation cost related to restricted stock. The Company expects to recognize this expense over a weighted average period of 2.1 years.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2017	$(489)	$721	$232
Current period other comprehensive loss	—	(31)	(31)
Balances at June 30, 2018	$(489)	$690	$201
12.    COMMITMENTS AND CONTINGENCIES
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended June 30, 2018 and 2017, royalties of $0.1 million became payable under these agreements. In each of the six months ended June 30, 2018 and 2017, royalties of $0.2 million became payable under these agreements.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On March 12, 2015, a complaint was filed against us by Shaun Fauley in the United States District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action seeking stated damages of the greater of actual monetary loss or five hundred dollars per violation. The Company intends to defend itself vigorously in this matter and at this time is unable to estimate a possible loss or range of loss. As of June 30, 2018, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both June 30, 2018 and December 31, 2017.

Off-Balance Sheet Commitments

Unconditional Purchase Obligations
The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $29.8 million as of June 30, 2018.

Operating Leases
The Company leases various equipment and facilities. The Company does not currently utilize any other off-balance sheet financing arrangements. As of June 30, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $10.6 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$(63)	$(43)	$(119)	$(81)
Interest expense	77	51	142	75
Other expense (income), net	78	(126)	65	(174)
Total interest and other expense (income), net	$92	$(118)	$88	$(180)
Cash paid for interest for the three months ended June 30, 2018 and 2017 was $58 thousand and $32 thousand, respectively. Cash paid for interest for the six months ended June 30, 2018 and 2017 was $85 thousand and $58 thousand, respectively.
14.    CREDIT FACILITY
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which was amended by us on May 11, 2018 (the "Facility Amendment") to allow us the additional flexibility to make potentially identified permitted investments, subject to agreed upon limitations. The Credit Agreement provides for a revolving credit facility up to $30.0 million (the "Credit Facility"), although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions and investments. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which is filed as an exhibit to this Periodic Report on Form 10-Q. At June 30, 2018, we had a $6.0 million line of credit outstanding under the Credit Facility and we were in compliance with all financial covenants.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended June 30, 2018	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,644	$3,018	$29,662
Operating income (loss)	2,864	(660)	2,204
Income (loss) before income taxes	2,772	(660)	2,112
Capital purchases	39	397	436
Depreciation and amortization	838	300	1,138

Three Months Ended June 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$26,090	$7,315	$33,405
Operating income	2,549	2,011	4,560
Income before income taxes	2,683	1,995	4,678
Capital purchases	36	779	815
Depreciation and amortization	857	243	1,100

Six Months Ended June 30, 2018	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$53,463	$8,964	$62,427
Operating Income (loss)	4,787	(712)	4,075
Income (loss) before income taxes	4,699	(712)	3,987
Capital expenditures	96	715	811
Depreciation and amortization	1,746	587	2,333

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Six Months Ended June 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$49,875	$13,089	$62,964
Operating income	3,695	3,653	7,348
Income before income taxes	3,897	3,631	7,528
Capital purchases	85	1,210	1,295
Depreciation and amortization	1,702	490	2,192

Asset information by reportable segment as of June 30, 2018 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$118,074	$19,953	$138,027
Net assets	86,178	23,744	109,922

Asset information by reportable segment as of December 31, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$111,968	$23,819	$135,787
Net assets	75,984	24,456	100,440

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. Other unknown or unpredictable factors could also harm the Company’s results. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 7, 2018 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
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
The CCA segment represented 90% and 86% of our revenue for the three and six months ended June 30, 2018, respectively. The OVP segment represented 10% and 14% of our revenue for the three and six months ended June 30, 2018, respectively. OVP products are sold by third parties under third party labels.
Revenue from Point of Care laboratory including instruments, consumables, and other revenue such as service, represented $15.1 million and $28.7 million for the three and six months ended June 30, 2018, respectively. Revenue in this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Approximately $11.5 million and $22.3 million of our revenue resulted from the sale of such testing consumables to an installed base of instruments for the three and six months ended June 30, 2018, respectively. Approximately $3.2 million and $5.5 million of our revenue was from instrument sales for the three and six months ended June 30, 2018, respectively. Approximately $0.4 million and $0.9 million of our revenue was from other revenue sources, such as charges for repairs, for the three and six months ended

June 30, 2018, respectively. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, and immunodiagnostic testing and their affiliated operating consumables.
Point of Care Imaging hardware, software and services represented approximately $4.4 million and $10.4 million of our revenue for the three and six months ended June 30, 2018, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.1 million and $14.3 million of our revenue for the three and six months ended June 30, 2018, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 51% and 49%, respectively, of CCA revenue for the three months ended June 30, 2018, and approximately 52% and 48%, respectively, of CCA revenue for the six months ended June 30, 2018.
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
The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$29,662	$33,405	$62,427	$62,964
Gross profit	13,065	14,929	26,372	28,138
Operating expenses	10,861	10,369	22,297	20,790
Operating income	2,204	4,560	4,075	7,348
Interest and other expense (income), net	92	(118)	88	(180)
Income before income taxes	2,112	4,678	3,987	7,528
Income tax expense (benefit)	215	1,539	(65)	86
Net income	1,897	3,139	4,052	7,442
Net loss attributable to non-controlling interest	—	(194)	—	(498)
Net income attributable to Heska	$1,897	$3,333	$4,052	$7,940

The following tables set forth, for the periods indicated, segment data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

CCA Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollar Change	% Change	2018	2017	Dollar Change	% Change
Revenue	$26,644	$26,090	$554	2%	$53,463	$49,875	$3,588	7%
Percent of total revenue	89.8%	78.1%			85.6%	79.2%
Cost of revenue	13,467	13,671	(204)	(1)%	27,537	26,407	1,130	4%
Gross profit	13,177	12,419	758	6%	25,926	23,468	2,458	10%
Operating income	$2,864	$2,549	$315	12%	$4,787	$3,695	$1,092	30%

OVP Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollar Change	% Change	2018	2017	Dollar Change	% Change
Revenue	$3,018	$7,315	$(4,297)	(59)%	$8,964	$13,089	$(4,125)	(32)%
Percent of total revenue	10.2%	21.9%			14.4%	20.8%
Cost of revenue	3,130	4,805	(1,675)	(35)%	8,518	8,419	99	1%
Gross profit	(112)	2,510	(2,622)	(104)%	446	4,670	(4,224)	(90)%
Operating (loss) income	$(660)	$2,011	$(2,671)	(133)%	$(712)	$3,653	$(4,365)	(119)%
Revenue
Total revenue decreased 11% to $29.7 million in the three months ended June 30, 2018, compared to $33.4 million in the three months ended June 30, 2017. Total revenue decreased 1% to $62.4 million in the six months ended June 30, 2018, compared to $63.0 million in the six months ended June 30, 2017.
CCA segment revenue increased 2% to $26.6 million in the three months ended June 30, 2018, compared to $26.1 million in the three months ended June 30, 2017. The increase was driven primarily by a 8% increase in revenue from Point of Care laboratory instruments and consumables, offset by a 8% decrease in revenue from sales of our imaging products, as well as a 2% decrease in single use pharmaceuticals and vaccines. CCA segment revenue increased 7% to $53.5 million in the six months ended June 30, 2018, compared to $49.9 million in the six months ended June 30, 2017. The increase was driven primarily by a 12% increase in revenue from sales of our imaging products, a 7% increase in revenue from Point of Care laboratory instruments and consumables, as well as a 6% increase in single use pharmaceuticals and vaccines.
OVP segment revenue decreased 59% to $3.0 million in the three months ended June 30, 2018, compared to $7.3 million in the three months ended June 30, 2017. OVP segment revenue decreased 32% to $9.0 million in the six months ended June 30, 2018, compared to $13.1 million in the six months ended June 30, 2017. The decrease in both periods is due to decreased volume of sales under our Elanco agreement as well as other customer contracts.
Gross Profit
Gross profit decreased 12% to $13.1 million in the three months ended June 30, 2018, compared to $14.9 million in the three months ended June 30, 2017. Gross margin, which is gross profit divided by total revenue, decreased to 44.0% in the three months ended June 30, 2018 compared to 44.7% in the three months ended June 30, 2017. The decrease in gross profit was driven primarily by an 11% decrease in overall sales, while the decrease in gross margin percentage was driven primarily by unfavorable product mix and plant utilization charges in our OVP segment. Gross profit decreased 6% to $26.4 million in the six months ended June 30, 2018, compared to $28.1 million in the six months ended June 30, 2017. Gross margin decreased to 42.2% in the six months ended June 30, 2018, compared to 44.7% in the six months ended June 30, 2017. The decrease in gross profit was driven primarily by a 1% decrease in overall sales, while the decrease in gross margin percentage was driven by unfavorable product mix and plant utilization charges in our OVP segment.
Operating Expenses
Selling and marketing expenses decreased 1% to $5.9 million in the three months ended June 30, 2018, compared to $6.0 million in the three months ended June 30, 2017. Selling and marketing expenses remained flat at $12.1 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Research and development expenses increased 26% to $0.6 million in the three months ended June 30, 2018, compared to $0.4 million in the three months ended June 30, 2017. Research and development expenses increased 26% to $1.2 million in the six months ended June 30, 2018, compared to $1.0 million in the six months ended June 30, 2017. The increase in both periods was driven primarily by spending on product development for imaging solutions and heartworm preventive products.
General and administrative expenses increased 11% to $4.4 million in the three months ended June 30, 2018, compared to $3.9 million in the three months ended June 30, 2017. The increase was driven primarily by a $0.4 million increase in stock-based compensation and a $0.1 million increase in compensation and benefits. General and administrative expenses increased 16% to $9.0 million in the six months ended June 30, 2018, compared to $7.7 million in the six months ended June 30, 2017. The increase was driven by a $0.7 million increase in stock-based compensation, a $0.4 million increase in consulting fees, and a $0.2 million increase in severance expense.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $92 thousand in the three months ended June 30, 2018, compared to $(118) thousand in the three months ended June 30, 2017. This decrease in other income was driven primarily by an increase in net foreign currency losses and an increase in other losses. Interest and other expense (income), net, was $88 thousand in the six months ended June 30, 2018, compared to $(180) thousand in the six months ended June 30, 2017. The decrease in other income was primarily driven by an increase in net foreign currency losses, an increase in interest expense, and an increase in other losses.
Income Tax Expense (Benefit)
In the three months ended June 30, 2018, we had a total income tax expense of $0.2 million, including $203 thousand of domestic deferred income tax expense and $12 thousand current income tax expense. In the three months ended June 30, 2017, we had a total income tax expense of $1.5 million, including $1.5 million of domestic deferred income tax expense and $10 thousand of current income tax expense. In the six months ended June 30, 2018, we had a total income tax benefit of $65 thousand, including $94 thousand of domestic deferred income tax benefit and $29 thousand current income tax expense. In the six months ended June 30, 2017, we had a total income tax expense of $86 thousand, including $69 thousand of domestic deferred income tax expense and $17 thousand of current income tax expense. The decrease in rates for both periods was primarily attributable to an increase in stock-based compensation excess tax benefits which were partially offset by an increase in the valuation allowance for the second quarter of 2017 as opposed to no increase in the valuation allowance for the second quarter of 2018.
Net Income attributable to Heska
Net income attributable to Heska was $1.9 million for the three months ended June 30, 2018, compared to net income attributable to Heska of $3.3 million in the prior year period. Net income attributable to Heska was $4.1 million for the six months ended June 30, 2018, compared to net income attributable to Heska of $7.9 million for the six months ended June 30, 2017. The difference between this line item and "Net Income" is the net income or loss attributable to our minority interest in US Imaging, which we purchased on May 31, 2017. As a result of the purchase, there was no difference between these line items in the three and six months ended June 30, 2018, compared to a gain of $194 thousand in the three months ended June 30, 2017, and a gain of $498 thousand in the the six months ended June 30, 2017.
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

For the six months ended June 30, 2018, we had net income of $1.9 million and net cash provided by operations of $4.5 million. At June 30, 2018, we had $13.7 million of cash and cash equivalents and working capital of $42.5 million.
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which was amended by us on May 11, 2018 (the "Facility Amendment") to allow us the additional flexibility to make potentially identified permitted investments, subject to agreed upon limitations. The Credit Agreement provides for a revolving credit facility up to $30.0 million (the "Credit Facility"), although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions and investments. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which is filed as an exhibit to this Periodic Report on Form 10-Q. At June 30, 2018, we had a $6.0 million line of credit outstanding under the Credit Facility and were in compliance with all financial covenants.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$4,499	$4,855
Net cash used in investing activities	(807)	(15,052)
Net cash provided by financing activities	332	3,039
Effect of currency translation on cash	(8)	91
Increase (decrease) in cash and cash equivalents	4,016	(7,067)
Cash and cash equivalents, beginning of the period	9,659	10,794
Cash and cash equivalents, end of the period	$13,675	$3,727
Net cash provided by operating activities was $4.5 million in the six months ended June 30, 2018, compared to net cash provided by operating activities of $4.9 million in the six months ended June 30, 2017, a decrease of approximately $0.4 million. The decrease in cash provided by operations was driven primarily by a $3.9 million increase in cash used for accounts payable, a $3.6 million decrease in cash provided by accounts receivable, a $3.4 million decrease in net income, a $0.7 million increase in cash used by deferred revenue, and a $0.6 million increase in cash used for other non-current assets. These factors were partially offset by a $9.1 million decrease in cash used for inventory, a $1.6 million decrease in cash used by lease receivables, and a $1.0 million increase in stock-based compensation.
Net cash used in investing activities was $0.8 million in the six months ended June 30, 2018, compared to net cash used in investing activities of $15.1 million in the six months ended June 30, 2017, a decrease of approximately $14.2 million. The decrease was driven by our 2017 purchase of the minority interest in Heska Imaging for $13.8 million, and a $0.5 million decrease in cash used for purchases of property and equipment.
Net cash provided by financing activities was $0.3 million in the six months ended June 30, 2018, compared to net cash provided by financing activities of $3.0 million in the six months ended June 30, 2017, a decrease of $2.7 million. The change was driven primarily by a $3.4 million decrease in borrowings, net of repayments, and a $0.3 million increase in stock repurchased to cover employee tax payments, offset by a $0.8 million decrease in distributions to non-controlling interest members.
Our financial plan for 2018 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our Credit Facility, will be sufficient to fund our operations for the foreseeable future. Additionally, we would consider further acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the increased sale of customer leases, the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 for a discussion of some of the factors that affect our capital raising alternatives.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $99 thousand to a $8 thousand negative impact in the six months ended June 30, 2018, compared to a $91 thousand positive impact in the six months ended June 30, 2017. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
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
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding and specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of June 30, 2018 the Company had purchase obligations of $29.8 million.

Operating Leases
As of June 30, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $10.6 million.
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
Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
3.1	(1)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.2		Amended and Restated Bylaws of Registrant.
10.1	(1)	1997 Stock Incentive Plan of Registrant, as amended and restated.
10.2		2018 Management Incentive Plan of Registrant.
10.3		Employment Agreement between Registrant and Jason D. Aroesty, effective as of April 23, 2018.
10.4		Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 3, 2018.
10.5		First Amendment to Credit Agreement.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Furnished and not filed herewith.
(1)	Incorporated by reference to the Registrant's current report on Form 8-K filed with the SEC on May 9, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2018.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)