Form 10-Q
period 2018-09-30
HESKA CORP
filed 2018-11-07
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,589,249 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at November 6, 2018.

HESKA, ALLERCEPT, HEMATRUE, SOLO STEP, Element DC, Element HT5, Element POC, Element i, Element COAG and Element DC5x are registered trademarks and SonoSlate is a trademark of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,236	$9,659
Accounts receivable, net of allowance for doubtful accounts of $234 and $215, respectively	13,647	15,710
Due from – related parties	—	1
Inventories, net	27,639	32,596
Lease receivable, current, net of allowance for doubtful accounts of $36 and $0, respectively	2,777	2,069
Contract acquisition costs, current	840	30
Other current assets	3,904	3,066
Total current assets	58,043	63,131

Property and equipment, net	16,284	17,331
Goodwill and intangible assets, net	28,349	28,645
Deferred tax asset, net	13,851	11,877
Lease receivable, non-current	11,521	9,615
Investments in unconsolidated affiliates	8,089	—
Contract acquisition costs, non-current	1,623	3
Other non-current assets	6,360	5,185
Total assets	$144,120	$135,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,545	$9,489
Due to – related parties	280	1,828
Accrued liabilities	10,518	4,417
Current portion of deferred revenue	2,766	3,992
Line of credit and other short-term borrowings	6,019	6,000
Total current liabilities	24,128	25,726

Deferred revenue, net of current portion, and other	8,391	9,621
Total liabilities	32,519	35,347
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 10,250,000 and 10,000,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,000,000 shares authorized, 7,552,596 and 7,302,954 shares issued and outstanding, respectively	76	73
Additional paid-in capital	249,755	243,598
Accumulated other comprehensive income	216	232
Accumulated deficit	(138,446)	(143,463)
Total stockholders' equity	111,601	100,440
Total liabilities and stockholders' equity	$144,120	$135,787
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Core companion animal health	$27,190	$25,578	$80,652	$75,453
Other vaccines, pharmaceuticals and products	3,765	4,758	12,729	17,847
Total revenue, net	30,955	30,336	93,381	93,300

Cost of revenue	16,161	16,783	52,215	51,609

Gross profit	14,794	13,553	41,166	41,691

Operating expenses:
Selling and marketing	6,215	5,815	18,299	17,908
Research and development	935	601	2,165	1,576
General and administrative	11,239	3,359	20,223	11,081
Total operating expenses	18,389	9,775	40,687	30,565
Operating (loss) income	(3,595)	3,778	479	11,126
Interest and other (income) expense, net	(50)	(6)	37	(186)
(Loss) income before income taxes	(3,545)	3,784	442	11,312
Income tax expense (benefit):
Current income tax expense	27	8	56	25
Deferred income tax (benefit) expense	(1,902)	693	(1,997)	762
Total income tax (benefit) expense	(1,875)	701	(1,941)	787

Net (loss) income	(1,670)	3,083	2,383	10,525
Net loss attributable to non-controlling interest	—	—	—	(498)
Net (loss) income attributable to Heska Corporation	$(1,670)	$3,083	$2,383	$11,023

Basic (loss) earnings per share attributable to Heska Corporation	$(0.23)	$0.43	$0.33	$1.58
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.23)	$0.40	$0.30	$1.45

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	7,289	7,139	7,194	6,985
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	7,289	7,668	7,820	7,580

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(1,670)	$3,083	$2,383	$10,525
Other comprehensive income (loss):
Foreign currency translation	15	(45)	(16)	125
Comprehensive (loss) income	(1,655)	3,038	2,367	10,650

Comprehensive loss attributable to non-controlling interest	—	—	—	(498)
Comprehensive (loss) income attributable to Heska Corporation	$(1,655)	$3,038	$2,367	$11,148

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2017 and 2018	Shares	Amount
Balances, June 30, 2017	7,196	$72	$241,575	$267	$(145,339)	$96,575
Net income	—	—	—	—	3,083	3,083
Issuance of common stock, net of shares withheld for employee taxes	48	—	716	—	—	716
Stock-based compensation	—	—	707	—	—	707
Distribution for Heska Imaging minority interest	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	(45)	—	(45)
Balances, September 30, 2017	7,244	$72	$242,998	$222	$(142,265)	$101,027

Balances, June 30, 2018	7,498	$75	$246,422	$201	$(136,776)	$109,922
Net loss	—	—	—	—	(1,670)	(1,670)
Issuance of common stock, net of shares withheld for employee taxes	55	1	1,927	—	—	1,928
Stock-based compensation	—	—	1,406	—	—	1,406
Other comprehensive income	—	—	—	15	—	15
Balances, September 30, 2018	7,553	$76	$249,755	$216	$(138,446)	$111,601

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2017 and 2018	Shares	Amount
Balances, December 31, 2016	7,026	$70	$238,635	$97	$(151,827)	$86,975
Net income	—	—	—	—	10,525	10,525
Issuance of common stock, net of shares withheld for employee taxes	218	2	1,425	—	—	1,427
Stock-based compensation	—	—	2,093	—	—	2,093
Accretion of non-controlling interest	—	—	845	—	—	845
Distribution for Heska Imaging minority interest	—	—	—	—	(963)	(963)
Other comprehensive income	—	—	—	125	—	125
Balances, September 30, 2017	7,244	$72	$242,998	$222	$(142,265)	$101,027

Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,829)	103,074
Net income	—	—	—	—	2,383	2,383
Issuance of common stock, net of shares withheld for employee taxes	250	3	2,383	—	—	2,386
Stock-based compensation	—	—	3,774	—	—	3,774
Other comprehensive loss	—	—	—	(16)	—	(16)
Balances, September 30, 2018	7,553	$76	$249,755	$216	$(138,446)	$111,601
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,383	$10,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,473	3,586
Deferred income tax (benefit) expense	(1,997)	762
Stock-based compensation	3,774	2,093
Other (income) expense	(2)	7
Changes in operating assets and liabilities:
Accounts receivable	2,075	7,376
Inventories	3,935	(10,490)
Due from related parties	1	78
Lease receivable, current	(708)	(991)
Other current assets	(778)	(341)
Accounts payable	(4,945)	1,835
Due to related parties	(1,422)	1,145
Accrued liabilities and other	6,102	(3,046)
Lease receivable, non-current	(1,906)	(3,985)
Other non-current assets	(1,256)	(620)
Deferred revenue and other	(2,271)	(1,656)
Net cash provided by operating activities	6,458	6,278
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of minority interest	—	(13,757)
Investments in unconsolidated affiliates	(8,089)	—
Purchases of property and equipment	(1,061)	(1,998)
Proceeds from disposition of property and equipment	24	6
Net cash used in investing activities	(9,126)	(15,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,627	2,287
Repurchase of common stock	(1,241)	(860)
Proceeds from line of credit borrowings	3,000	40,307
Repayments of line of credit borrowings	(3,000)	(34,666)
Distributions to non-controlling interest members	(126)	(963)
Repayments of other debt	(5)	(78)
Net cash provided by financing activities	2,255	6,027
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	73
DECREASE IN CASH AND CASH EQUIVALENTS	(423)	(3,371)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,659	10,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,236	$7,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,019	$824
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell veterinary and animal health diagnostic and specialty products. Our offerings include Point of Care diagnostic laboratory instruments and consumables, digital imaging diagnostic products, software and services, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2018 and December 31, 2017, the results of our operations and statements of stockholders' equity for the three and nine months ended September 30, 2018 and 2017, as well as cash flows for the nine months ended September 30, 2018 and 2017.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to non-controlling interest" on our Condensed Consolidated Statements of Income. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and other financial information filed with the SEC.
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock options; and determining the need for, and the amount of a valuation allowance on deferred tax assets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2017, and other than the recently adopted accounting pronouncements and Investment in Unconsolidated Affiliates policy discussed below, have not changed significantly since such filing.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates are measured and recorded as either non-marketable equity securities or equity method investments. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes from qualifying observable price changes. Equity method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. When the equity method of accounting is determined to be appropriate, the initial measurement of the investment includes the cost of the investment and all direct transaction costs incurred to acquire the investment. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss, which will be recorded as a separate line on the income statement. Both types of investments will be evaluated for impairment if a triggering event occurs.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying Accounting Standards Updates or ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which Heska will recognize revenue as performance obligations within customer contracts are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Along with the issuance of ASC 606, additional cost guidance was issued and codified under ASC 340-40 that outlines the requirement for capitalizing incremental costs of obtaining a contract and costs to fulfill a contract that meet certain capitalization criteria.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all customer contracts not yet completed as of the adoption date. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

We recorded an increase to beginning retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain our customer contracts, which were primarily sales-related commissions. The adoption of ASC 606 did not have a significant impact on our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018. As a result,

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU.

We generate our Core Companion Animal (“CCA”) segment revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the usage of the instrument as well as the consumables needed to conduct testing. Outright sales to customers are the majority of both Point of Care imaging diagnostic transactions and the sale of pharmaceuticals and vaccines, while subscription placement is the majority of Point of Care diagnostic laboratory transactions.

For outright sales of products, revenue is recognized when control of the promised product or service is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For instruments, consumables, and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. Heska’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily transfer control and record revenue for product sales upon shipment. If a performance obligation to the customer with respect to a sales transaction remains unfulfilled following shipment (typically owed installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. We do not generally allow return of products or instruments. For extended warranty and service plans, control transfers to the customer over the term of the arrangement. Revenue for extended warranties and service is recognized based upon the period of time elapsed under the arrangement.

Our revenue under subscription agreements relate to operating-type lease (“OTL”) arrangements or sales-type lease (“STL”) arrangements. A STL would result in earlier recognition of instrument revenue as compared to an OTL, which is generally upon installation of the instruments. The cost of the customer-leased instruments is removed from inventory and recognized in the Condensed Consolidated Statements of Income. Determination of an OTL or STL is primarily based on the length of the contract as compared to the estimated useful life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property and equipment in the accompanying Condensed Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Condensed Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term. Under either type of lease, we often charge a subscription fee and provide a minimum supply credit. OTLs may include a minimum utilization rather than a minimum supply credit.

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

We generate revenue within our Other Vaccines, Pharmaceuticals, and Products (“OVP”) segment through contract manufacturing agreements with customers. The timing of revenue recognition of our customer contracts are generally recognized upon shipment or acceptance by our customer, under the same guidelines noted above for other outright product sales. Heska assessed the over-time criteria within ASC 606 and concluded that because products within this segment have no alternative use to Heska, as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date. Therefore, point in time revenue recognition has been determined to be appropriate.

Revenue generated from licensing arrangements is recognized based on the underlying term of the contract.

Refer to Note 2 for additional disclosures required by ASC 606.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. We will adopt the provisions of this ASU in the first quarter of 2020. We are currently evaluating the effect of this update on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases, Targeted Improvements, which provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective date and transition requirements. Specifically, ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02, and ASU 2018-11 and creates an additional transition method option allowing entities to record a cumulative effect adjustment to the opening retained earnings balance in the year of adoption. ASU 2018-11 also allows lessors to not separate nonlease components from the associated lease component if certain conditions are met. These updates will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This update provides amendments to a wide variety of topics in the FASB's Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments within ASU 2018-09 do not require transition guidance and were effective upon issuance. However, many amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among:

•	Point of Care laboratory products including instruments, consumables, and services;

•	Point of Care imaging products including instruments, software, and services;

•	Single use pharmaceuticals, vaccines, and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from our CCA segment consists of Point of Care laboratory products, including instruments and consumables, Point of Care imaging products, and single use diagnostic and other tests, pharmaceuticals and biologicals. Point of Care laboratory products are generally sold under a long-term subscription agreement with the instrument portion of the sale accounted for under Topic 840, Leases, as either an OTL or STL. For STL, we apply the provisions of ASC 606 to determine the point in time when control is transferred to the customer, generally when installation of the instrument occurs. Related profit and derecognition of the asset from the Company's balance sheet follows prescribed guidance under ASC 840. Revenue recognized under this topic was approximately $1.2 million and $4.6 million in the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, we recognized approximately $1.4 million and $3.5 million, respectively, of instrument sales related to the outright sale of instruments to customers, which also included shipping and preparation fees. Consumables are critical to the use of the Point of Care laboratory instruments and are used one-time, requiring frequent replacement in the customer's operating cycle. Revenue recorded related to sales of consumables was $11.6 million and $33.9 million in the three and nine months ended September 30, 2018, respectively. Other services, such as extended service plans and repairs, resulted in approximately $0.4 million and $1.2 million of revenue in the three and nine months ended September 30, 2018, respectively.
Point of Care imaging instruments and software are generally sold outright to customers and recognized upon shipment, which is generally the point in time when control transfers to customers. Revenue of approximately $4.4 million and $13.2 million was recognized in the three and nine months ended September 30, 2018, respectively. Rental agreements, generally accounted for as OTLs under Topic 840, Leases, resulted in approximately $0.3 million and $0.9 million of rental revenue in the three and nine months ended September 30, 2018, respectively. Service revenue, including extended warranty revenue, of approximately $0.6 million and $1.7 million was recognized in the three and nine months ended September 30, 2018, respectively.
Revenue from single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented approximately $7.3 million of our revenue for the three months ended September 30, 2018, and $21.6 million of our revenue for the nine months ended September 30, 2018. Of those amounts, approximately $0.1 million and $0.3 million related to license and royalty income for the three and nine months ended September 30, 2018, respectively.

Revenue from our OVP segment consists of revenue generated from contract manufacturing agreements and from other license and research and development. Revenue from contract manufacturing contracts and from other license and research and development was $3.6 million and $0.2 million, respectively, in the three months ended September 30, 2018, and $12.2 million and $0.5 million, respectively, in the nine months ended September 30, 2018.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term supply arrangements, extended warranty, service and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term supply arrangements with no minimum purchase requirements, revenue expected from purchases made in excess of the minimum purchase requirements, or revenue from instruments leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $81.5 million. As of September 30, 2018, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2018 (remaining)	$5,980
2019	21,682
2020	18,084
2021	14,040
2022	10,832
Thereafter	10,843
$81,461

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, and customer deposits and billings in excess of revenue recognized (contract liabilities) on the Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain contracts (contract costs).

Contract Assets

Most of the Company’s long-term contracts are billed as product is shipped. However, during the three and nine months ended September 30, 2018, the Company recognized $1.8 million of revenue prior to invoicing, which is included in Accounts Receivable, net, on the Condensed Consolidated Balance Sheets. Invoicing is expected prior to December 31, 2018.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2018 and December 31, 2017, contract liabilities were $9.9 million and $12.3 million, respectively, and are included within the current portion of "Deferred revenue" and the non-current portion of "Deferred revenue, net of current portion, and other" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the nine month period ended September 30, 2018 is $3.4 million of revenue recognized during the period, offset by $1.0 million of additional deferred sales in 2018.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract costs are classified as current or non-current "Contract acquisition costs" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the term of the contract. Management assesses these costs for impairment at least quarterly on a contract by contract basis and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of September 30, 2018 and at the date of adoption was $2.5 million and $2.4 million, respectively. Amortization expense for the nine month period ended September 30, 2018 was $0.7 million, offset by $0.8 million of additional contract costs capitalized in 2018. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling and marketing expenses and general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

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
Related Party Activities
Cuattro, LLC charged Heska Imaging $3.1 million and $13.9 million during the nine months ended September 30, 2018 and 2017, respectively, primarily for digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses. The Company charged US Imaging $2.9 million during the five months ended May 31, 2017, prior to the purchase of the Imaging Minority on May 31, 2017, primarily related to sales expenses. The Company charged Cuattro, LLC approximately $2 thousand and $0.1 million during the nine months ended September 30, 2018, and 2017, respectively, for facility usage and other services.
The Company had receivables from Cuattro, LLC of approximately $0 and $1 thousand as of September 30, 2018 and December 31, 2017, respectively, which is included in "Due from – related parties" on the Company's Condensed Consolidated Balance Sheets. Heska Imaging owed Cuattro, LLC $0.3 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively, which is included in "Due to – related parties" on the Company's Condensed Consolidated Balance Sheets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

September 30, 2018
Equity method investment	$5,071
Non-marketable equity security investment	3,018
$8,089
Equity Method Investment
On September 24, 2018, we invested $5.0 million in exchange for a 28.7% interest of a business as part of our product development strategy . The Company accounts for its investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in Earnings of Unconsolidated Affiliates, listed below Net (loss) income within the consolidated statement of operations. The Company intends to account for this equity method investment on the same basis as its financial reporting cycle. The investment was completed with only six days left in the reporting period, and thus the results from the investment were deemed to be not material to the three months ended September 30, 2018. Equity earnings from this investment is expected to be reported as a separate line in the Consolidated Statements of Income in future reporting periods.
Additionally, the Company also entered into a 15-year Manufacturing Supply Agreement, which grants the Company global exclusivity to specified products.
Non-Marketable Equity Security Investment

On August 8, 2018, the Company invested $3.0 million in MBio Diagnostics, Inc. ("MBio"), in exchange for preferred stock, representing a 6.9% interest in MBio. The Company’s investment in MBio is a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

As part of the agreement, the Company entered into a Supply and License Agreement with MBio, which provides that MBio produce and commercialize products that will enhance the Company's diagnostic portfolio. As part of this agreement, the Company made an upfront payment to MBio of $1.0 million related to a worldwide exclusive license agreement over a 20-year period, recorded in both short and long-term other assets. In addition, the agreement provides for an additional contingent payment from Heska to MBio of $10.0 million, relating to the successful achievement of sales milestones. This potential future milestone payment has not yet been accrued as it is not deemed by the Company to be probable at this time.

Both parties in this arrangement are active participants and are exposed to significant risks and rewards dependent on the commercial success of the activities of the collaboration. The parties are actively working on developing and testing the product as well as funding the research and development. Heska classifies the amounts paid for MBio's research and development work within the CCA segment research and development operating expenses. Expense is recognized ratably when incurred and in accordance with the development plan.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

Our total income tax (benefit) expense and the effective tax rate for our income before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income before income taxes	$(3,545)	$3,784	$442	$11,312
Total income tax (benefit) expense	(1,875)	701	(1,941)	787
Effective tax rate	(52.9)%	18.5%	(439.1)%	7.0%

There were cash payments of $0 thousand and $30 thousand, respectively, for income taxes, net of refunds, for the three and nine months ended September 30, 2018, and there were $2 thousand and $146 thousand in cash payments for income taxes, net of refunds, for the three and nine months ended September 30, 2017. The Company’s effective tax rate decreased to a tax benefit of (52.9)% and (439.1)%, respectively, for the three and nine months ended September 30, 2018, compared to a tax expense of 18.5% and 7.0%, respectively, for the three and nine months ended September 30, 2017. The decrease in rates for both periods was primarily attributable to a decrease in net income and an increase in stock-based compensation excess tax benefits. The decrease in net income for both periods was primarily due to a one-time accrual of settlement and legal expenses for pending litigation (see Note 13). While the Company believes the settlement and legal expenses are more likely than not deductible for tax purposes, and has treated it as such, the Company continues to evaluate its preliminary conclusion.

The Company continues to analyze the different aspects of the Tax Cuts and Jobs Act that was enacted in December 2017. Specifically, we continue to analyze the provisional amounts estimated for the possible impact of the global intangible low-taxed income or GILTI tax, and the possible executive compensation limitations imposed by IRC Section 162(m) of the Internal Revenue Code of 1986, as amended.
6.    EARNINGS PER SHARE
Basic (loss) earnings per share ("EPS") is computed by dividing net (loss) income attributable to the Company by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split) had been converted to common shares, and if such assumed conversion is dilutive. All common stock equivalent securities were anti-dilutive for the three months ended September 30, 2018, because the Company reported a net loss for that period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to Heska	$(1,670)	$3,083	$2,383	$11,023

Basic weighted-average common shares outstanding	7,289	7,139	7,194	6,985
Assumed exercise of dilutive stock options and restricted shares	—	529	626	595
Diluted weighted-average common shares outstanding	7,289	7,668	7,820	7,580

Basic (loss) earnings per share attributable to Heska	$(0.23)	$0.43	$0.33	$1.58
Diluted (loss) earnings per share attributable to Heska	$(0.23)	$0.40	$0.30	$1.45
The following stock options and restricted shares were excluded from the computation of diluted (loss) earnings per share because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	675	27	190	132
7.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2018 (in thousands):

Carrying amount, December 31, 2017	$26,687
Foreign currency adjustments	(5)
Carrying amount, September 30, 2018	$26,682

Other intangibles consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Gross carrying amount	$3,309	$3,309
Accumulated amortization	(1,642)	(1,351)
Net carrying amount	$1,667	$1,958

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$97	$97	$291	$291

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2018 (remaining) through 2022 and thereafter is as follows (in thousands):

Year Ending December 31,
2018 (remaining)	$97
2019	388
2020	388
2021	384
2022	378
Thereafter	32
$1,667
8.    PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land	$377	$377
Building	2,978	2,868
Machinery and equipment	39,683	38,432
Leasehold and building improvements	9,947	8,156
Construction in progress	1,179	3,531
	54,164	53,364
Less accumulated depreciation	(37,880)	(36,033)
Total property and equipment, net	$16,284	$17,331
Depreciation expense was $1.0 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $3.2 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five-to-seven year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of September 30, 2018 and December 31, 2017, was $10.9 million and $10.8 million, respectively, before accumulated depreciation of $5.9 million and $5.0 million, respectively, and the net book value was $5.0 million and $5.7 million, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$16,346	$18,465
Work in process	4,154	4,296
Finished goods	8,858	11,465
Allowance for excess or obsolete inventory	(1,719)	(1,630)
Total inventory, net	$27,639	$32,596

Inventories are stated at lower of cost (first-in, first-out) or net realizable value.
10.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued settlement (see Note 13)	$6,750	$—
Accrued purchases	1,008	695
Accrued payroll and employee benefits	758	1,209
Accrued property taxes	488	661
Other	1,514	1,852
Total accrued liabilities	$10,518	$4,417
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
11.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.80%	1.83%	2.66%	1.75%
Expected lives	4.9 years	4.9 years	4.9 years	4.9 years
Expected volatility	40%	39%	40%	41%
Expected dividend yield	0%	0%	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	630,847	$29.312	829,617	$23.203
Granted at market	152,200	$75.010	27,050	$99.087
Canceled	(19,708)	$53.109	(18,331)	$57.197
Exercised	(98,594)	$30.639	(207,489)	$11.520
Outstanding at end of period	664,745	$38.873	630,847	$29.312
Exercisable at end of period	414,018	$19.378	456,802	$18.316
The total estimated fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was computed to be approximately $4.4 million and $1.0 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the nine months ended September 30, 2018 and 2017 was computed to be approximately $28.74 and $37.41, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $6.6 million and $16.5 million, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2018 and 2017 was $3.0 million and $1.8 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2018	Weighted Average Exercise Price
$ 4.40 - $ 6.90	92,535	1.89	$5.378	92,535	$5.378
$ 6.91 - $ 8.55	148,004	4.85	$7.764	148,004	$7.764
$ 8.56 - $ 39.56	112,428	6.33	$23.164	105,533	$23.242
$ 39.57 - $ 69.77	194,733	8.70	$59.852	37,735	$39.898
$ 69.78 - $ 108.25	117,045	8.62	$84.874	30,211	$80.036
$ 4.40 - $ 108.25	664,745	6.48	$38.873	414,018	$19.378
As of September 30, 2018, there was approximately $5.9 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.79 years, with all cost to be recognized by the end of July 2022, assuming all options vest according to the vesting schedules in place at September 30, 2018. As of September 30, 2018, the aggregate intrinsic value of outstanding options was approximately $49.5 million and the aggregate intrinsic value of exercisable options was approximately $38.9 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan (the "ESPP")

For the three months ended September 30, 2018 and 2017, we issued 1,942 and 2,515 shares under the ESPP, respectively. For the nine months ended September 30, 2018 and 2017, we issued 7,396 and 8,058 shares under the ESPP, respectively.
For the three and nine months ended September 30, 2018 and 2017, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.04%	0.76%	1.39%	0.70%
Expected lives	1.1 years	1.2 years	1.2 years	1.2 years
Expected volatility	42%	45%	43%	45%
Expected dividend yield	0%	0%	0%	0%
For the three months ended September 30, 2018 and 2017, the weighted-average fair value of the purchase rights granted was $23.44 and $16.49 per share, respectively. For the nine months ended September 30, 2018 and 2017, the weighted-average fair value of the purchase rights granted was $17.85 and $15.90 per share, respectively.
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
On March 17, 2015, the Company issued 52,956 unvested shares to certain Executive Officers related to performance-based restricted stock grants (the "Performance Grants"). The Performance Grants have met the underlying performance condition based on the Company's 2015 financial performance and vested on March 17, 2018, subject to other vesting provisions in the underlying restricted stock grant agreement. Of the shares issued, 52,956 vested, 0 were forfeited, and 14,334 were withheld for tax.
On March 2, 2016, the Company issued 15,000 unvested shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2016 Management Incentive Plan (the "2016 MIP Grants"). Of the shares issued, 14,629 vested, 371 were forfeited, and 4,133 were withheld for tax. The 2016 MIP Grants vested during the three months ended March 31, 2017.
On May 1, 2017, the Company issued 2,720 unvested shares to the Company's non-employee directors. These grants were to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant and (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (i) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting in which case vesting is subject to the non-employee director’s service to the Vesting Meeting and (ii) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, to the Vesting Time. Of these shares, all vested on May 3, 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 31, 2017, the Company issued 23,700 unvested performance-based restricted shares to certain key employees. The vesting of these shares is subject to the achievement of certain Company performance and market conditions that must be met on or before May 30, 2024.
On June 15, 2017, the Company issued 6,594 unvested restricted shares to certain Executive Officers related to performance-based restricted stock grants as part of the Company’s 2017 Management Incentive Plan. As of December 31, 2017, all shares were forfeited and no compensation expense was recorded for the year ended December 31, 2017.

On March 7, 2018, the Company issued 128,500 unvested shares of performance-based restricted common stock and stock options with 130,000 underlying shares of common stock under the 1997 Plan, including 118,500 shares of performance-based restricted common stock and stock options with 120,000 underlying shares of common stock granted to Company Executive Officers. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025 or March 31, 2025, respectively, with the exception of 27,539 shares of restricted common stock with vesting tied to the Company's stock outperforming the S&P 500 Index over a two or four year time period, which will be forfeited if not achieved at the specified time. The stock options are to vest annually in three approximately equal tranches and immediately upon a change in control.

On May 3, 2018, the Company issued 4,230 unvested shares to the Company's non-employee directors. These grants were to vest (the "Vesting Time") in full on the latter of (i) the one year anniversary of the date of grant or (ii) the Company’s Annual Meeting of Stockholders for the year following the year of grant for the award (the "Vesting Meeting"), subject to (a) the non-employee director's continued service to the Company through the Vesting Time, unless the non-employee director’s current term expires at the Vesting Meeting, in which case vesting is subject to the non-employee director’s service to the Vesting Meeting, and (b) the non-employee director not engaging in “competition”, as defined in a restricted stock grant agreement executed by the non-employee director, until the Vesting Time.

On May 3, 2018, the Company issued 33,000 unvested shares of performance-based restricted common stock under the 1997 Plan to the Company's Chief Executive Officer, Kevin Wilson, which was contingent on stockholder approval to approve an increase of 250,000 common shares available for awards under the 1997 Stock Incentive Plan, which was approved consistent with the grant date. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance conditions and a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025 or March 31, 2025.

On July 25, 2018, the Company issued 25,000 unvested shares of performance-based restricted common stock and stock options with 20,000 underlying shares of common stock under the 1997 Plan to one of the Company's Executive Officers. The vesting of the performance-based restricted shares is subject to the achievement of certain Company performance and market conditions and, in some instances, a service period requirement. The shares are to be forfeited if the applicable performance or market condition is not met by the date in each fiscal year that the Company's independent registered public accountants issue their financial report on the Company's prior fiscal year financial statements in 2025 or March 31, 2025, respectively, with the exception of 3,334 shares of restricted common stock with vesting tied to the Company's stock outperforming the S&P 500 Index over a two or four year time period, which will be forfeited if not achieved

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at the specified time. The stock options are to vest annually in three approximately equal tranches and immediately upon a change in control.

As of September 30, 2018, there was approximately $3.7 million of total unrecognized compensation cost related to restricted stock with probable achievement of performance and market conditions. The Company expects to recognize this expense over a weighted average period of 1.8 years.
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
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2017	$(489)	$721	$232
Current period other comprehensive loss	—	(16)	(16)
Balances at September 30, 2018	$(489)	$705	$216
13.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended September 30, 2018 and 2017, royalties of $0.1 million became payable under these agreements. In each of the nine months ended September 30, 2018 and 2017, royalties of $0.3 million became payable under these agreements.
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both September 30, 2018 and December 31, 2017.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 16, 2018, which is incorporated herein by reference, on October 10, 2018, following mediation before the Hon. James Holderman (ret.) of the United States District Court for the Northern District of Illinois (the "Court"), the Company entered into an agreement in principle to settle the complaint that was filed against it in the Court as a putative class action on March 12, 2015, by Shaun Fauley alleging the Company's transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”). The settlement remains subject to the execution of a written settlement agreement among the parties and the approval of such settlement by the Court. If approved, the Company would receive a full release from the settlement class, other than from those class members who timely elect to opt out of the settlement, concerning the claims asserted, or that could have been asserted, with respect to the conduct alleged in the complaint, and would make available a total of $6.75 million to pay class members, an incentive payment to the class representative, notice and administration costs in connection with the settlement, and attorneys' fees and expenses to legal counsel to the class. The Company has recorded an estimated loss provision of approximately $6.9 million in the third quarter of 2018 in connection with the settlement agreement and expenses associated with the matter, which is included in general and administrative expenses in the unaudited Condensed Consolidated Statements of Income, and included in accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.

The Company has denied and continues to deny the allegations of Shaun Fauley and that it violated the TCPA. Nothing in this report or any settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability as to the Company, or of the appropriateness of a class action in such litigation.
As of September 30, 2018, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

Unconditional Purchase Obligations
The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $31.3 million as of September 30, 2018.

Operating Leases
The Company leases various equipment and facilities. The Company does not currently utilize any other off-balance sheet financing arrangements. As of September 30, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $10.2 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    INTEREST AND OTHER (INCOME) EXPENSE, NET
Interest and other (income) expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$(66)	$(41)	$(186)	$(122)
Interest expense	89	81	231	156
Other (income) expense, net	(73)	(46)	(8)	(220)
Total interest and other (income) expense, net	$(50)	$(6)	$37	$(186)
Cash paid for interest for the three months ended September 30, 2018 and 2017 was $58 thousand and $67 thousand, respectively. Cash paid for interest for the nine months ended September 30, 2018 and 2017 was $143 thousand and $125 thousand, respectively.
15.    CREDIT FACILITY
On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which was amended by us on May 11, 2018 (the "Facility Amendment") to allow us the additional flexibility to make permitted investments, subject to agreed upon limitations. The Credit Agreement provides for a revolving credit facility up to $30.0 million (the "Credit Facility"), although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions and investments. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which has been filed as an exhibit to the Company's Current Report on Form 10-Q filed with the SEC on August 8, 2018. At September 30, 2018, we had a $6.0 million line of credit outstanding under the Credit Facility and we were in compliance with all financial covenants.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    SEGMENT REPORTING
The Company is composed of two reportable segments, CCA and OVP. The CCA segment includes Point of Care diagnostic laboratory instruments and consumables, and Point of Care digital imaging diagnostic instruments and software services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended September 30, 2018	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$27,190	$3,765	$30,955
Operating (loss) income	(4,402)	807	(3,595)
(Loss) income before income taxes	(4,352)	807	(3,545)
Capital expenditures	20	229	249
Depreciation and amortization	823	317	1,140

Three Months Ended September 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$25,578	$4,758	$30,336
Operating income	3,068	710	3,778
Income before income taxes	3,074	710	3,784
Capital expenditures	34	669	703
Depreciation and amortization	935	259	1,194

Nine Months Ended September 30, 2018	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$80,652	$12,729	$93,381
Operating Income	384	95	479
Income before income taxes	347	95	442
Capital expenditures	117	944	1,061
Depreciation and amortization	2,568	905	3,473

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2017	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total revenue	$75,453	$17,847	$93,300
Operating income	6,763	4,363	11,126
Income before income taxes	6,971	4,341	11,312
Capital expenditures	119	1,879	1,998
Depreciation and amortization	2,837	749	3,586

Asset information by reportable segment as of September 30, 2018 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$123,326	$20,794	$144,120
Net assets	87,050	24,551	111,601

Asset information by reportable segment as of December 31, 2017 is as follows (in thousands):

	Core Companion Animal Health	Other Vaccines, Pharmaceuticals and Products	Total
Total assets	$111,968	$23,819	$135,787
Net assets	75,984	24,456	100,440

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. Other unknown or unpredictable factors could also harm the Company’s results. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 6, 2018 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care diagnostics laboratory instruments and consumables, Point of Care digital imaging diagnostic products, vaccines, local and cloud-based data services, allergy testing and immunotherapy, and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
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
The CCA segment represented 88% and 86% of our revenue for the three and nine months ended September 30, 2018, respectively. The OVP segment represented 12% and 14% of our revenue for the three and nine months ended September 30, 2018, respectively.
CCA Segment
Revenue from Point of Care laboratory represented 54% of CCA revenue for the three and nine months ended September 30, 2018. Revenue from this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. The majority of revenue from Point of Care laboratory results from the sales of such testing consumables to an installed base of instruments, followed by instrument sales and other revenue sources such as service and repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, coagulation and immunodiagnostic testing and their affiliated operating consumables.
Point of Care Imaging hardware, software and services represented approximately 20% of CCA revenue for the three and nine months ended September 30, 2018. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the United States and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented 26% of CCA revenue for the three and nine months ended September 30, 2018. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as our agreement with Merck Animal Health, the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 51% and 49%, respectively, of CCA revenue for the three months ended September 30, 2018, and approximately 52% and 48%, respectively, of CCA revenue for the nine months ended September 30, 2018.
OVP Segment
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
Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have an agreement with Elanco Inc. for the production of these vaccines (the "Elanco Agreement"). Our OVP segment also produces vaccines and pharmaceuticals for other third parties.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.
The following tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$30,955	$30,336	$93,381	$93,300
Gross profit	14,794	13,553	41,166	41,691
Operating expenses	18,389	9,775	40,687	30,565
Operating (loss) income	(3,595)	3,778	479	11,126
Interest and other (income) expense, net	(50)	(6)	37	(186)
(Loss) income before income taxes	(3,545)	3,784	442	11,312
Income tax (benefit) expense	(1,875)	701	(1,941)	787
Net (loss) income	(1,670)	3,083	2,383	10,525
Net loss attributable to non-controlling interest	—	—	—	(498)
Net (loss) income attributable to Heska	$(1,670)	$3,083	$2,383	$11,023

CCA Segment

	Three Months Ended September 30,		Change
	2018	2017	Dollar Change	% Change
Point of Care Laboratory:	$14,584	$13,805	$779	6%
Consumables	11,598	9,773	1,825	19%
Instruments	2,610	3,456	(846)	(24)%
Other	376	576	(200)	(35)%
Point of Care Imaging	5,326	4,285	1,041	24%
Other CCA Revenue	7,280	7,488	(208)	(3)%
Total CCA Revenue	$27,190	$25,578	$1,612	6%
Percent of total revenue	87.8%	84.3%
Cost of revenue	13,758	13,295	463	3%
Gross profit	13,432	12,283	1,149	9%
Operating (loss) income	$(4,402)	$3,068	$(7,470)	(243)%

	Nine Months Ended September 30,		Change
	2018	2017	Dollar Change	% Change
Point of Care Laboratory:	$43,277	$40,735	$2,542	6%
Consumables	33,942	28,933	5,009	17%
Instruments	8,087	10,250	(2,163)	(21)%
Other	1,248	1,552	(304)	(20)%
Point of Care Imaging	15,759	13,643	2,116	16%
Other CCA Revenue	21,616	21,075	541	3%
Total CCA Revenue	$80,652	$75,453	$5,199	7%
Percent of total revenue	86.4%	80.9%
Cost of revenue	41,294	39,702	1,592	4%
Gross profit	39,358	35,751	3,607	10%
Operating (loss) income	$384	$6,763	$(6,379)	(94)%

OVP Segment

	Three Months Ended September 30,		Change
	2018	2017	Dollar Change	% Change
Revenue	$3,765	$4,758	$(993)	(21)%
Percent of total revenue	12.2%	15.7%
Cost of revenue	2,402	3,488	(1,086)	(31)%
Gross profit	1,363	1,270	93	7%
Operating income	$807	$710	$97	14%

	Nine Months Ended September 30,		Change
	2018	2017	Dollar Change	% Change
Revenue	$12,729	$17,847	$(5,118)	(29)%
Percent of total revenue	13.6%	19.1%
Cost of revenue	10,921	11,907	(986)	(8)%
Gross profit	1,808	5,940	(4,132)	(70)%
Operating income	$95	$4,363	$(4,268)	(98)%
Revenue
Total revenue increased 2% to $31.0 million in the three months ended September 30, 2018, compared to $30.3 million in the three months ended September 30, 2017. Total revenue remained relatively flat at $93.4 million in the nine months ended September 30, 2018, compared to $93.3 million in the nine months ended September 30, 2017.
CCA segment revenue increased 6% to $27.2 million in the three months ended September 30, 2018, compared to $25.6 million in the three months ended September 30, 2017. The increase was primarily driven by a 19% increase in revenue from Point of Care laboratory consumables, as well as a 24% increase in revenue from Point of Care imaging products due to increased sales of digital radiography systems. This was partially offset by a 24% decrease in revenue from Point of Care laboratory instruments due to lower sales-type lease instrument revenue and lower infusion pump sales. CCA segment revenue increased 7% to $80.7 million in the nine months ended September 30, 2018, compared to $75.5 million in the nine months ended September 30, 2017. The increase was primarily driven by a 17% increase in revenue from Point of Care laboratory consumables, as well as a 16% increase in revenue from Point of Care imaging products due to increased sales of digital radiography systems as well as an increase in international sales. This was partially offset by a 21% decrease in revenue from Point of Care laboratory instruments due to lower sales-type lease instrument revenue and lower infusion pump sales.
OVP segment revenue decreased 21% to $3.8 million in the three months ended September 30, 2018, compared to $4.8 million in the three months ended September 30, 2017. OVP segment revenue decreased 29% to $12.7 million in the nine months ended September 30, 2018, compared to $17.8 million in the nine months ended September 30, 2017. The decrease in both periods is due to decreased volume of sales under our Elanco Agreement as well as other customer contracts.
Gross Profit
Gross profit increased 9% to $14.8 million in the three months ended September 30, 2018, compared to $13.6 million in the three months ended September 30, 2017. Gross margin increased to 47.8% in the three months ended September 30, 2018 compared to 44.7% in the three months ended September 30, 2017. The increase in both gross profit and gross margin percentage was mainly driven by a 6% increase in revenue from our higher margin CCA segment, as well as contractual take or pay arrangements within our OVP segment. Gross profit decreased 1% to $41.2 million in the nine months ended September 30, 2018, compared to $41.7 million in the nine months ended September 30, 2017. Gross margin decreased to 44.1% in the nine months ended September 30, 2018, compared to 44.7% in the nine months ended September 30, 2017. The decrease in both gross profit and gross margin percentage was driven primarily by unfavorable product mix and plant utilization charges in our OVP segment.
Operating Expenses
Selling and marketing expenses increased 7% to $6.2 million in the three months ended September 30, 2018, compared to $5.8 million in the three months ended September 30, 2017. Selling and marketing expenses increased 2% to $18.3 million in the nine months ended September 30, 2018, compared to $17.9 million in the nine months ended September 30, 2017. The increase in both periods was primarily driven by an increase in compensation, including stock-based compensation, benefits, and commissions expense, which is mostly related to our commercial team expansion.
Research and development expenses increased 56% to $0.9 million in the three months ended September 30, 2018, compared to $0.6 million in the three months ended September 30, 2017. Research and development expenses increased 37% to $2.2 million in the nine months ended September 30, 2018, compared to $1.6 million in the nine months ended September 30, 2017. The increase in both periods was primarily driven by spending on product development for imaging solutions, urine sedimentation and immunotherapy diagnostic offerings.
General and administrative expenses increased 235% to $11.2 million in the three months ended September 30, 2018, compared to $3.4 million in the three months ended September 30, 2017. The increase was driven primarily by a $6.8 million settlement accrual, a $0.4 million increase in stock-based compensation, a $0.3 million increase in incentive compensation, and a $0.3 million increase in legal fees. General and administrative expenses increased 83% to $20.2 million in the nine months ended September 30, 2018, compared to $11.1 million in the nine months ended September 30, 2017. The increase was driven by a $6.8 million settlement accrual, a $1.0 million increase in stock-based compensation, a $0.4 million increase in compensation and benefits, a $0.4 million increase in legal fees, and a $0.3 million increase in consulting fees.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $(50) thousand in the three months ended September 30, 2018, compared to $(6) thousand in the three months ended September 30, 2017. This increase in other income was driven primarily by an increase in other gains, and an increase in interest income, partially offset by an increase in net foreign currency losses. Interest and other expense (income), net, was $37 thousand in the nine months ended September 30, 2018, compared to $(186) thousand in the nine months ended September 30, 2017. The decrease in other income was primarily driven by an increase in net foreign currency losses, and an increase in interest expense, partially offset by an increase in interest income.
Income Tax Expense (Benefit)
In the three months ended September 30, 2018, we had a total income tax benefit of $1.9 million, including $1,902 thousand of domestic deferred income tax benefit and $27 thousand current income tax expense. In the three months ended September 30, 2017, we had a total income tax expense of $0.7 million, including $0.7 million of domestic deferred income tax expense and $8 thousand of current income tax expense. In the nine months ended September 30, 2018, we had a total income tax benefit of $1,941 thousand, including $1,997 thousand of domestic deferred income tax benefit and $56 thousand current income tax expense. In the nine months ended September 30, 2017, we had a total income tax expense of $787 thousand, including $762 thousand of domestic deferred income tax expense and $25 thousand of current income tax expense. The decrease in rates for both periods was primarily attributable to a decrease in net income and an increase in stock-based compensation excess tax benefits. The decrease in net income for both periods was primarily due to a one-time accrual of settlement and legal expenses for pending litigation (see Note 13). While the Company believes the settlement and legal expenses are more likely than not deductible for tax purposes, the Company continues to evaluate its preliminary conclusion.
Net (Loss) Income Attributable to Heska
Net loss attributable to Heska was $1.7 million for the three months ended September 30, 2018, compared to net income attributable to Heska of $3.1 million in the prior year period. Net income attributable to Heska was $2.4 million for the nine months ended September 30, 2018, compared to net income attributable to Heska of $11.0 million for the nine months ended September 30, 2017. The difference between this line item and "Net (loss) income" is the net income or loss attributable to our minority interest in US Imaging, which we purchased on May 31, 2017. As a result of the purchase, there was no difference between these line items for the three and nine months ended September 30, 2018, or for the three months ended September 30, 2017. Net loss attributable to the non-controlling interest was $498 thousand in the nine months ended September 30, 2017.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Non-GAAP Financial Information
The following table provides a summary of our operating results after adjustment for a one-time accounting charge associated with the pending settlement arrangement entered into with Shaun Fauley described elsewhere herein. These adjusted operating results are non-GAAP financial measures that have been included for the reasons discussed immediately after the table. A reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures is also provided below after the table.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	($ in thousands, except per share data)
Adjusted operating expenses	$11,338	$33,512

Adjusted operating income	3,456	7,654
Interest and other (income) expense, net	(50)	37
Adjusted income before income taxes	3,506	7,617
Adjusted total income tax expense	125	96
Adjusted net income	3,381	7,521

Adjusted earnings per share
Basic	$0.46	$1.05
Diluted	$0.43	$0.96

Shares used in the calculation of adjusted earnings per share:
Weighted average outstanding shares used to compute adjusted basic earnings per share	7,289	7,194
Weighted average outstanding shares used to compute adjusted diluted earnings per share	7,916	7,820
A Non-GAAP financial measure includes a numerical measure of a company's financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the company. The non-GAAP financial measures included in the table above exclude the impact of the following one-time items. We exclude these one-time items and the related tax effects as management monitors litigation judgments, settlements and distinct extraordinary items separately from ongoing operations and evaluates ongoing performance without these amounts.

•
During the three months ended September 30, 2018, we recorded a one-time settlement charge of $6.75 million and approximately $0.1 million in related legal fees in general and administrative expenses, relating to the pending settlement of the Shaun Fauley complaint filed on March 12, 2015. See Item 1, Note 13 (Commitments and Contingencies) to the unaudited Condensed Consolidated Financial Statements for further discussion of the settlement.

•	Other one-time costs were approximately $0.2 million for the three months ended September 30, 2018 and $0.3 million for the nine months ended September 30, 2018.

Our management believes that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a more meaningful comparison of our results between periods. Our management uses non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results and for internal planning and forecasting purposes.
Operating expenses, operating income, income tax expense, net income, and diluted earnings per share, adjusted for one-time items, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP. The following tables reconcile our adjusted non-GAAP financial measures to our most directly comparable as-reported financial measures calculated in accordance with GAAP.

	Three Months Ended September 30, 2018
	Operating expenses	Operating (loss) income	Income tax (benefit) expense	Net (loss) income	Basic earnings (loss) per share	Diluted earnings (loss) per share
	($ in thousands, except per share data)
Reported - GAAP	$18,389	$(3,595)	$(1,875)	$(1,670)	$(0.23)	$(0.23)
Litigation Provision and Other One-Time Costs	7,051	7,051	2,000	5,051	0.69	0.66
Adjusted Non-GAAP	$11,338	$3,456	$125	$3,381	$0.46	$0.43

	Nine Months Ended September 30, 2018
	Operating expenses	Operating income	Income tax (benefit) expense	Net income	Basic earnings per share	Diluted earnings per share
	($ in thousands, except per share data)
Reported - GAAP	$40,687	$479	$(1,941)	$2,383	$0.33	$0.30
Litigation Provision and Other One-Time Costs	7,175	7,175	2,037	5,138	0.72	0.66
Adjusted Non-GAAP	$33,512	$7,654	$96	$7,521	$1.05	$0.96
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, cash generated from current operations and availability under our credit facility noted below.

For the nine months ended September 30, 2018, we had net income of $2.4 million and net cash provided by operations of $6.5 million. At September 30, 2018, we had $9.2 million of cash and cash equivalents and working capital of $33.9 million.

On July 27, 2017, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), which was amended by us on May 11, 2018 (the "Facility Amendment") to allow us the additional flexibility to make permitted investments, subject to agreed upon limitations. The Credit Agreement provides for a revolving credit facility up to $30.0 million (the "Credit Facility"), although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions and investments. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which has been filed as an exhibit to the Company's Current Report on Form 10-Q filed with the SEC on August 8, 2018, each of which are incorporated herein by reference. At September 30, 2018, we had a $6.0 million line of credit outstanding under the Credit Facility and were in compliance with all financial covenants.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	Dollar Change	% Change
Net cash provided by operating activities	$6,458	$6,278	$180	3%
Net cash used in investing activities	(9,126)	(15,749)	6,623	(42)%
Net cash provided by financing activities	2,255	6,027	(3,772)	(63)%
Effect of currency translation on cash	(10)	73	(83)	(114)%
Decrease in cash and cash equivalents	(423)	(3,371)	2,948	(87)%
Cash and cash equivalents, beginning of the period	9,659	10,794	(1,135)	(11)%
Cash and cash equivalents, end of the period	$9,236	$7,423	$1,813	24%
Net cash provided by operating activities was $6.5 million in the nine months ended September 30, 2018, compared to net cash provided by operating activities of $6.3 million in the nine months ended September 30, 2017, an increase of approximately $0.2 million. Cash provided by operating activities remained relatively flat and was impacted by significant working capital fluctuations such as a $14.4 million increase in cash provided by inventories due to the timing of inventory purchases in 2017, a $2.4 million increase in cash provided by current and non-current lease receivables due to a lower level of capital lease placements and timing of collections on existing leases. These factors were offset by a $15.2 million increase in cash used by the aggregate of accounts receivable, accounts payable, related party balances, and other current assets, due to the timing of collections and payments in the ordinary course of business. Non cash transactions impacting cash provided by operating activities included a $1.7 million increase in stock-based compensation offset by a $2.8 million increase in our deferred tax benefit, net.

Net cash used in investing activities was $9.1 million in the nine months ended September 30, 2018, compared to net cash used in investing activities of $15.7 million in the nine months ended September 30, 2017, a decrease of approximately $6.6 million. The decrease in cash used for investing activities was mainly driven by the 2017 purchase of the Heska Imaging minority for $13.8 million, compared to the 2018 investments made in unconsolidated affiliates for $8.1 million. Additionally, we had a $0.9 million decrease in cash used for purchases of property and equipment.
Net cash provided by financing activities was $2.3 million in the nine months ended September 30, 2018, compared to net cash provided by financing activities of $6.0 million in the nine months ended September 30, 2017, a decrease of $3.7 million. The change was driven primarily by a $5.6 million decrease in borrowings, net of repayments, a $1.3 million increase in proceeds from issuance of common stock, net of distributions, and a $0.8 million decrease in distributions to non-controlling interest members. This was partially offset by a $0.3 million decrease in repurchases of common-stock.
Our financial plan for 2018 indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our Credit Facility, will be sufficient to fund our operations for the foreseeable future. Additionally, we would consider further acquisitions if we felt they were consistent with our strategic direction. However, our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future. If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of new term debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017 for a discussion of some of the factors that affect our capital raising alternatives.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $83 thousand to a $10 thousand negative impact in the nine months ended September 30, 2018, compared to a $73 thousand positive impact in the nine months ended September 30, 2017. These effects are related to changes in exchange rates between the United States dollar and the Swiss Franc, which is the functional currency of our Swiss subsidiary.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provided financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding and specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of September 30, 2018 the Company had purchase obligations of $31.3 million.

Operating Leases
As of September 30, 2018, the Company's total future minimum lease payments under noncancelable operating leases were $10.2 million.
Critical Accounting Policies and Estimates
The information included in Note 1 (Summary of Significant Accounting Policies) to the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2017, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred since our last fiscal year-end that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to Note 13 (Commitments and Contingencies) to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A.	Risk Factors

For a discussion of our risk factors, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017, which is incorporated herein by reference.

Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
10.1		1997 Stock Incentive Plan, as amended and restated.
10.2		Restricted Stock Agreement and Notice of Stock Option Grant for grants issued to Jason D. Aroesty on July 25, 2018.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Furnished and not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2018.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)