Form 10-Q
period 2019-03-31
HESKA CORP
filed 2019-05-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange where registered
Common stock, $0.01 par value	HSKA	The Nasdaq Stock Market LLC

7,750,652 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 7, 2019.

HESKA, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element COAG and Element DC5X are registered trademarks and Element RC is a trademark of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,101	$13,389
Accounts receivable, net of allowance for doubtful accounts of $259 and $245, respectively	16,202	16,454
Inventories, net	27,388	25,104
Net investment in leases, current, net of allowance for doubtful accounts of $40 and $40, respectively	3,225	2,989
Other current assets	4,620	4,471
Total current assets	60,536	62,407

Property and equipment, net	15,511	15,981
Operating lease right-of-use assets	6,414	—
Goodwill	27,311	26,679
Other intangible assets, net	9,923	9,764
Deferred tax asset, net	15,176	14,121
Net investment in leases, non-current	12,615	11,908
Investments in unconsolidated affiliates	7,837	8,018
Other non-current assets	7,457	7,574
Total assets	$162,780	$156,452

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,746	$7,469
Due to – related parties	—	226
Accrued liabilities	10,647	10,142
Current operating lease liability	1,693	—
Current portion of deferred revenue, and other	2,704	2,526
Total current liabilities	22,790	20,363

Deferred revenue, net of current portion	6,728	7,082
Line of credit and other long-term borrowings	6,026	6,031
Non-current operating lease liability	5,122	—
Other liabilities	175	567
Total liabilities	40,841	34,043

Commitments and contingencies (Note 14)

Redeemable non-controlling interest and mezzanine equity	662	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, 7,746,602 and 7,675,692 shares issued and outstanding, respectively	77	77
Additional paid-in capital	255,150	257,034
Accumulated other comprehensive income	215	277
Accumulated deficit	(134,165)	(134,979)
Total stockholders' equity	121,277	122,409
Total liabilities, mezzanine equity and stockholders' equity	$162,780	$156,452

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Core companion animal	$24,716	$26,819
Other vaccines and pharmaceuticals	4,795	5,946
Total revenue, net	29,511	32,765

Cost of revenue	16,968	19,458

Gross profit	12,543	13,307

Operating expenses:
Selling and marketing	7,033	6,140
Research and development	1,366	670
General and administrative	4,219	4,626
Total operating expenses	12,618	11,436
Operating (loss) income	(75)	1,871
Interest and other income, net	(16)	(4)
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(59)	1,875
Income tax (benefit) expense:
Current income tax expense	45	17
Deferred income tax benefit	(1,055)	(297)
Total income tax benefit	(1,010)	(280)

Net income before equity in losses of unconsolidated affiliates	951	2,155
Equity in losses of unconsolidated affiliates	(181)	—
Net income after equity in losses of unconsolidated affiliates	770	2,155
Net loss attributable to redeemable non-controlling interest	(44)	—
Net income attributable to Heska Corporation	$814	$2,155

Basic earnings per share attributable to Heska Corporation	$0.11	$0.30
Diluted earnings per share attributable to Heska Corporation	$0.10	$0.28

Weighted average outstanding shares used to compute basic earnings per share attributable to Heska Corporation	7,459	7,102
Weighted average outstanding shares used to compute diluted earnings per share attributable to Heska Corporation	7,965	7,711

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income after equity in losses of unconsolidated affiliates	$770	$2,155
Other comprehensive income (loss):
Foreign currency translation	(62)	81
Comprehensive income	708	2,236

Comprehensive loss attributable to redeemable non-controlling interest	(44)	—
Comprehensive income attributable to Heska Corporation	$752	$2,236

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2018 and 2019	Shares	Amount
Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,829)	103,074
Net income attributable to Heska Corporation	—	—	—	—	2,155	2,155
Issuance of common stock, net of shares withheld for employee taxes	116	1	(1,285)	—	—	(1,284)
Stock-based compensation	—	—	1,064	—	—	1,064
Other comprehensive income	—	—	—	81	—	81
Balances, March 31, 2018	7,419	$74	$243,377	$313	$(138,674)	$105,090

Balances, December 31, 2018	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	814	814
Issuance of common stock, net of shares withheld for employee taxes	71	—	(3,070)	—	—	(3,070)
Stock-based compensation	—	—	1,186	—	—	1,186
Other comprehensive loss	—	—	—	(62)	—	(62)
Balances, March 31, 2019	7,747	$77	$255,150	$215	$(134,165)	$121,277

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income after equity in losses from unconsolidated affiliates	$770	$2,155
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,265	1,196
Non-cash impact of operating leases	375	—
Deferred income tax benefit	(1,055)	(297)
Stock-based compensation	1,186	1,064
Other losses	191	10
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	624	1,465
Inventories	(1,052)	2,047
Due from related parties	—	1
Lease receivable, current	(237)	(233)
Other current assets	(151)	257
Accounts payable	(110)	(3,265)
Due to related parties	(226)	(1,026)
Accrued liabilities and other	39	2,981
Lease receivable, non-current	(668)	(754)
Other non-current assets	101	244
Deferred revenue and other	(325)	(1,638)
Net cash provided by operating activities	727	4,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	(224)	—
Purchases of property and equipment	(234)	(375)
Net cash used in investing activities	(458)	(375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	410	288
Repurchase of common stock	(3,480)	(1,571)
Distributions to non-controlling interest members	—	(126)
Repayments of other debt	(1,486)	—
Net cash used in financing activities	(4,556)	(1,409)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	44
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,288)	2,467
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,389	9,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,101	$12,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$227	$251

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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2019 and December 31, 2018, the results of our operations, statements of stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of Income. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other financial information filed with the SEC.
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; and determining the value of the non-controlling interest in a business combination.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and other than the recently adopted accounting pronouncements described below, have not changed significantly since such filing.
Adoption of New Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. Guidance related to the stock compensation granted to employees is followed for non-employees, including the measurement date, valuation approach and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service, ratably over the service period. The adoption of this ASU did not have an impact on our consolidated financial statements but did have a minimal impact on our related disclosures.

Effective January 1, 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of the disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. As of March 31, 2019, the Company does not have any disproportionate income tax effects in AOCI to reclassify. However, if the Company did have disproportionate income tax effects in AOCI in the future, it would reclassify them to retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This update requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases, including operating leases, with terms greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less from the recognized ROU assets and lease liabilities.

Adoption of the standard did not have a material net impact in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for the operating leases, of which we are the lessee. As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $6.5 million and operating lease liabilities of $6.9 million as of January 1,

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019, primarily related to building, vehicle, and office equipment leases, based on the present value of the future lease payments on the date of adoption. As a lessor, accounting for our subscription agreements will remain substantially unchanged. Refer to Note 6 for additional disclosures required by ASC 842.
The Company determines if an arrangement is a lease at inception based on whether control of an identified asset is transferred. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as amortization expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component for our building and office equipment leases, but as separate components for our vehicle leases.

Our revenue under subscription agreements relates to both operating-type lease (“OTL”) arrangements or sales-type lease (“STL”) arrangements. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. A STL results in earlier recognition of instrument revenue. The cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of Income. There is no residual value taken into consideration as it does not meet our capitalization requirements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease and included with the predominant non-lease components in consumable revenue. The costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term and include an option to renew.
For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contracts transaction price to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers of a prior period. Changes in these values can impact the amount of consideration allocated to each component of the contract. When prices in standalone sales are not available, we may use a cost-plus margin approach. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases consist of leases with fixed and variable lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon purchase of consumables used with the leased instruments and included in consumable revenue.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. We will adopt the provisions of this ASU in the first quarter of 2020. We are currently evaluating the effect of this update on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among:

•	Point of Care laboratory products including instruments, consumables and services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals ("OVP").
The following table summarizes our Core Companion Animal ("CCA") revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Point of Care laboratory revenue:	$15,961	$13,641
Consumables	12,317	10,821
Sales-type leases	1,742	1,538
Outright instrument sales	1,528	811
Other	374	471

Point of Care imaging revenue:	5,410	5,972
Outright instrument sales	4,546	5,137
Service revenue	562	556
Operating type leases and other	302	279

Other CCA revenue:	3,345	7,206
Other pharmaceuticals, vaccines and diagnostic tests	3,246	7,109
Research and development, license and royalty revenue	99	97

Total CCA revenue	$24,716	$26,819

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from our OVP segment consists of revenue generated from contract manufacturing agreements and from other license, research and development revenue. The following table summarizes our OVP revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract manufacturing	$4,666	$5,791
License, research and development	129	155
Total OVP revenue	$4,795	$5,946

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term supply arrangements, extended warranty, service and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term supply arrangements with no minimum purchase requirements, revenue expected from purchases made in excess of the minimum purchase requirements, or revenue from instruments leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations.

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $87.2 million. As of March 31, 2019, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2019 (remaining)	$18,023
2020	21,101
2021	17,078
2022	13,925
2023	10,337
Thereafter	6,727
$87,191

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer but have recognized revenue are recorded in other current and other non-current assets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of March 31, 2019 were $0.9 million and $3.4 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2018 were $0.9 million and $3.3 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2019 and December 31, 2018, contract liabilities were $9.2 million and $9.6 million, respectively, and are included within "Current portion of deferred revenue, and other" and "Deferred revenue, net of current portion" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the three-month period ended March 31, 2019 is $0.7 million of revenue recognized during the period, offset by $0.4 million of additional deferred sales in 2019.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of March 31, 2019 and December 31, 2018 was $2.5 million and $2.5 million, respectively. Amortization expense for the three-month period ended March 31, 2019 was approximately $0.2 million, offset by approximately $0.3 million of additional contract costs capitalized.

Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $1.5 million in debt. As part of the purchase, Heska entered into put options and call options on the remaining 30% minority interest. The written put options can be exercised based on the achievement of certain financial conditions over a specified period of time for a fixed amount. The options are not currently exercisable at the acquisition date or the reporting date. The estimated value of the non-controlling interest is inclusive of the probability

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

weighted outcome of the options described herein. The Company is in process of finalizing its purchase price allocation. As part of the purchase agreement, Heska has committed to a purchase from the minority interest holder, within six months from the acquisition date, real estate in the amount of approximately $1.0 million, which is currently under lease by Optomed.
Cuattro Veterinary Acquisitions
In February 2013, the Company acquired a majority interest in Cuattro Veterinary USA, LLC, which was owned by Kevin S. Wilson, among other members. The subsidiary was subsequently renamed Heska Imaging US, LLC ("US Imaging"). The remaining minority position in US Imaging was subject to purchase by Heska under a performance-based put option which was exercised in March 2017. In May 2017, we purchased the remaining minority interest position in US Imaging.

In May 2016, the Company closed a transaction to acquire Cuattro Veterinary, LLC ("International Imaging"), which was owned by Kevin S. Wilson, among other members. International Imaging is a provider to international markets of digital radiography technologies for veterinarians. As a leading provider of advanced veterinary diagnostic and specialty products, we made the acquisition in an effort to combine International Imaging's global reach with our domestic success in the imaging and laboratory markets in the United States.

In June 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Heska Imaging, LLC ("Heska Imaging"). Cuattro, LLC ("Cuattro") is owned by Kevin S. Wilson, the CEO and President of the Company in addition to Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson's children and family. Steven M. Asakowicz and Rodney A. Lippincott, members of Cuattro Veterinary USA, LLC and Cuattro International prior the acquisitions, each serve as Executive Vice President, Companion Animal Health Sales for the Company.
Purchase Agreement for Certain Assets
On December 21, 2018, the Company closed a transaction (the "Asset Acquisition") to acquire certain assets from Cuattro, all related to the CCA segment. Pursuant to the Asset Acquisition, dated November 26, 2018, the Company issued 54,763 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), to Cuattro on the Closing Date, at an aggregate value equal to approximately $5.4 million based on the adjusted closing price per share of the Common Stock as reported on the Nasdaq Stock Market on the Asset Acquisition agreement date. These shares were issued to Cuattro in a private placement in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder. In addition to the Common Stock, the Company paid cash in the amount of $2.8 million to Cuattro as part of the transaction. The total purchase price was determined based on a valuation report from an independent third party. Part of the Asset Acquisition was an agreement to terminate the supply and license agreement that Heska had been operating under since the acquisition of Cuattro Veterinary USA, LLC.
The Company evaluated the acquisition of the purchased assets under ASC 805, Business Combinations and ASU 2017-01, Business Combinations (Topic 805) and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the purchase price of the purchased assets was allocated entirely to an identifiable intangible asset. In addition to the software assets acquired, Cuattro is obligated, without further compensation, to assist the Company with the implementation of third-party image hosting platform and necessary data migration.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Related Party Activities
Cuattro charged Heska Imaging $6.0 thousand and $1.7 million during the three months ended March 31, 2019 and 2018, respectively. The charge in 2019 relates to minor inventory purchases as the Company transitions the digital imaging software assets away from Cuattro. The charge in 2018 was primarily for digital imaging products, pursuant to an underlying supply contract which was terminated in December 2018.

The Company had no receivables from or payables to Cuattro as of March 31, 2019. Heska Imaging owed Cuattro $0.2 million as of December 31, 2018, which is reported in "Due to – related parties" on the Company's Condensed Consolidated Balance Sheets.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	March 31, 2019	December 31, 2018
Equity method investment	$4,819	$5,000
Non-marketable equity security investment	3,018	3,018
	$7,837	$8,018
Equity Method Investment
On September 24, 2018, we invested $5.1 million, including costs, in exchange for a 28.7% interest of a business as part of our product development strategy. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in Losses of Unconsolidated Affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Income. Additionally, the Company also entered into a 15-year Manufacturing Supply Agreement, which grants the Company global exclusivity to specified products.
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
5.    INCOME TAXES

Our total income tax benefit for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
(Loss) income before income taxes	$(59)	$1,875
Total income tax benefit	(1,010)	(280)

There were cash refunds of $0.1 million for income taxes, net of payments, for the three months ended March 31, 2019, and there were $18 thousand in cash payments for income taxes, net of refunds, for the three months ended March 31, 2018. The Company’s tax benefit increased to $1.0 million for the three months ended March 31, 2019, compared to the tax benefit of $0.3 million for the three months ended March 31, 2018. The increase in tax benefits is due to an increase in stock-based compensation excess tax benefits recognized in our income statement. In the first quarter of 2019, the Company recognized $1.1 million in excess tax benefits related to employee share based compensation compared to $0.8 million recognized in the first quarter of 2018.
6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The Company’s finance leases were not material as of March 31, 2019 and for the three-month period then ended. ROU assets arising from finance leases are included in Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets. The current portion of the finance lease liabilities are included in Current portion of deferred revenue, and other and the non-current portion of the finance lease liabilities are included in Line of credit and other long term borrowings in the accompanying Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2019, operating lease expense was $0.6 million, including immaterial variable lease costs.

Supplemental cash flow information related to the Company's operating leases for the three months ended March 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$444
ROU assets obtained in exchange for operating lease obligations	293

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's operating leases as of March 31, 2019:

Weighted average remaining lease term	4.4 years
Weighted average discount rate	4.45%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturity of the Company's operating lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$1,396
2020	1,611
2021	1,453
2022	1,320
2023	1,766
Total operating lease payments	7,546
Less: imputed interest	731
Total operating lease liabilities	$6,815

Lessor Accounting

In our CCA segment, primarily related to our Point of Care laboratory products, the Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's undiscounted lease receivables as of March 31, 2019 (in thousands):

Year Ending December 31,
Remainder of 2019	$2,409
2020	3,430
2021	3,364
2022	2,989
2023	2,147
Thereafter	1,501
$15,840

7.    EARNINGS PER SHARE

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Heska Corporation	$814	$2,155

Basic weighted-average common shares outstanding	7,459	7,102
Assumed exercise of dilutive stock options and restricted shares	506	609
Diluted weighted-average common shares outstanding	$7,965	$7,711

Basic earnings per share attributable to Heska Corporation	$0.11	$0.30
Diluted earnings per share attributable to Heska Corporation	$0.10	$0.28

The following stock options and restricted shares were excluded from the computation of diluted EPS because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	86	244
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2019 (in thousands):

Carrying amount, December 31, 2018	$26,679
Goodwill attributable to acquisitions (subject to change)	643
Foreign currency adjustments	(11)
Carrying amount, March 31, 2019	$27,311

Other intangibles consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,200	$(205)	$7,995	$8,200	$—	$8,200
Customer relationships and other	3,793	(1,865)	1,928	3,303	(1,739)	1,564
Total intangible assets	$11,993	$(2,070)	$9,923	$11,503	$(1,739)	$9,764

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$303	$97

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2019 (remaining) through 2023 and thereafter is as follows (in thousands):

Year Ending December 31,
2019 (remaining)	$968
2020	1,284
2021	1,280
2022	1,262
2023	915
Thereafter	4,214
$9,923
9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land	$377	$377
Building	2,978	2,978
Machinery and equipment	33,591	33,087
Office furniture and equipment	1,767	1,687
Computer hardware and software	4,725	4,704
Leasehold and building improvements	10,086	9,953
Construction in progress	947	1,274
	54,471	54,060
Less accumulated depreciation	(38,960)	(38,079)
Total property and equipment, net	$15,511	$15,981
Depreciation expense was $1.0 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of March 31, 2019 and December 31, 2018, was $11.0 million and $10.8 million, respectively, before accumulated depreciation of $6.4 million and $6.1 million, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$16,626	$15,000
Work in process	3,214	3,592
Finished goods	8,869	8,085
Allowance for excess or obsolete inventory	(1,321)	(1,573)
Total inventory, net	$27,388	$25,104

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued settlement (see Note 14)	$6,750	$6,750
Accrued payroll and employee benefits	840	759
Accrued property taxes	232	632
Inventory in transit	1,281	327
Other	1,544	1,674
Total accrued liabilities	$10,647	$10,142
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.45%	2.64%
Expected lives	4.7 years	4.9 years
Expected volatility	39%	40%
Expected dividend yield	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans is as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	620,553	$40.741	630,847	$29.312
Granted at market	1,200	$98.970	153,700	$75.244
Forfeited	—	$—	(18,978)	$53.010
Expired	—	$—	(896)	$25.740
Exercised	(122,895)	$17.013	(144,120)	$65.414
Outstanding at end of period	498,858	$46.727	620,553	$40.741
Exercisable at end of period	319,523	$31.026	386,176	$21.214
The total estimated fair value of stock options granted during the three months ended March 31, 2019 and 2018 was computed to be approximately $43 thousand and $3.5 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the three months ended March 31, 2019 and 2018 was computed to be approximately $36.18 and $26.69, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $9.9 million and $406 thousand, respectively. The cash proceeds from options exercised during the three months ended March 31, 2019 and 2018 was $84 thousand and $121 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2019	Weighted Average Exercise Price
$ 4.50 - $ 7.36	101,502	3.65	$6.807	101,502	$6.807
$ 7.37 - $ 32.21	94,485	5.05	$15.917	93,758	$15.793
$ 32.22 - $ 62.50	61,104	6.84	$39.783	44,672	$39.693
$ 62.51 - $ 69.77	130,000	8.93	$69.770	43,337	$69.770
$ 69.78 - $ 108.25	111,767	8.20	$86.020	36,254	$81.236
$ 4.50 - $ 108.25	498,858	6.70	$46.727	319,523	$31.026
As of March 31, 2019, there was approximately $4.7 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.62 years, with all cost to be recognized by the end of February 2023, assuming all options vest according to the vesting schedules in place at March 31, 2019. As of March 31, 2019, the aggregate intrinsic value of outstanding options was approximately $20.0 million and the aggregate intrinsic value of exercisable options was approximately $17.4 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company issues new shares upon share option exercise, which may be netted or withheld to meet strike price or related tax obligations.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended March 31, 2019 and 2018, we issued 2,583 and 3,127 shares under the ESPP, respectively.
For the three months ended March 31, 2019 and 2018, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.35%	1.03%
Expected lives	1.1 years	1.2 years
Expected volatility	40%	44%
Expected dividend yield	0%	0%
For the three months ended March 31, 2019 and 2018, the weighted-average fair value of the purchase rights granted was $18.97 and $14.28 per share, respectively.
Restricted Stock Issuance
We have granted non-vested restricted stock awards (“restricted stock”) to management and non-employee directors pursuant to the 1997 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between one and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to management, and vesting periods for time based awards. Management performance-based awards are granted at the target amount of shares that may be earned. We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur. There were no modifications that affected our accounting for restricted stock awards in the three months ended March 31, 2019 or 2018.
The following table summarizes restricted stock transactions for the three months ended March 31, 2019:

	RSAs	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2018	259,430	$74.26
Granted	117	77.52
Vested	—	—
Forfeited	—	—
Non-vested as of March 31, 2019	259,547	$74.26

The weighted average grant date fair value of awards granted was $77.52 and $62.73 for the three months ended March 31, 2019 and 2018, respectively. Fair value of restricted stock vested was $0.0 and $4.2 million for the three months ended March 31, 2019 and 2018, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2019, there was approximately $2.5 million of total unrecognized compensation cost related to restricted stock with market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.4 years. As of March 31, 2019, we reviewed each of the underlying corporate performance targets and determined that approximately 167,000 of shares of common stock were related to company performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to March 31, 2019.
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
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2018	$(419)	$696	$277
Current period other comprehensive loss	—	(62)	(62)
Balances at March 31, 2019	$(419)	$634	$215
14.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended March 31, 2019 and 2018, royalties of $0.1 million became payable under these agreements.
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both March 31, 2019 and December 31, 2018.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On October 10, 2018, we reached an agreement in principle to settle the complaint that was filed against the Company by Shaun Fauley on March 12, 2015 in the U.S. District Court Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action (the "Fauley Complaint"). The settlement, which received the Court's approval on February 28, 2019 and was not subsequently appealed by a class member, required us to make available a total of $6.75 million to pay class members, as well as to pay attorneys' fees and expenses to legal counsel to the class. The Company recorded the loss provision in the third quarter of 2018 in connection with the settlement agreement and does not have insurance coverage for the Fauley Complaint. The payment in respect of the settlement was made in full on April 3, 2019, and all activity related to the Fauley Complaint has ceased.
As of March 31, 2019, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

Unconditional Purchase Obligations
The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $12.2 million as of March 31, 2019.
15.    INTEREST AND OTHER INCOME, NET
Interest and other income, net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$(92)	$(56)
Interest expense	77	65
Other income, net	(1)	(13)
Total interest and other income, net	$(16)	$(4)
Cash paid for interest for the three months ended March 31, 2019 and 2018 was $56 thousand and $27 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    CREDIT FACILITY

On July 27, 2017, and subsequently amended in May and December 2018, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase") which provides for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase holds first right of priority over all other liens, if any were to exist. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Chase to become immediately due and payable or impact our ability to borrow under the agreement. The Credit Agreement also permits us to issue letters of credit, although there are currently none outstanding. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which has been filed as an exhibit to the Company's Current Report on Form 10-Q filed with the SEC on August 8, 2018, each of which are incorporated herein by reference.

At March 31, 2019, we had a $6.0 million line of credit outstanding under the Credit Facility and we were in compliance with all financial covenants. In April 2019, we used this Credit Facility to make a $6.75 million payment to settle all claims associated with the Fauley Complaint that is further discussed in Note 14 of this Form 10-Q.

17.    SEGMENT REPORTING
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended March 31, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$24,716	$4,795	$29,511
Operating loss	(51)	(24)	(75)
Loss before income taxes	(35)	(24)	(59)
Capital expenditures	44	190	234
Depreciation and amortization	947	318	1,265

Three Months Ended March 31, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$26,819	$5,946	$32,765
Operating income (loss)	1,923	(52)	1,871
Income (loss) before income taxes	1,927	(52)	1,875
Capital expenditures	57	318	375
Depreciation and amortization	908	288	1,196

Asset information by reportable segment as of March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$7,837	$—	$7,837
Total assets	138,076	24,704	162,780
Net assets	95,683	26,256	121,939

Asset information by reportable segment as of December 31, 2018 is as follows (in thousands):

Year Ended December 31, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$8,018	$—	$8,018
Total assets	133,586	22,866	156,452
Net assets	96,129	26,280	122,409

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. Other unknown or unpredictable factors could also harm the Company’s results. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 7, 2019 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care laboratory instruments and consumables, Point of Care digital imaging diagnostic products; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
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
The CCA segment represented approximately 85% of our revenue for the three months ended March 31, 2019, and the OVP segment represented approximately 15% of our revenue for the three months ended March 31, 2019.
CCA Segment
Revenue from Point of Care laboratory represented 64.6% of CCA revenue for the three months ended March 31, 2019. Revenue from this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. The majority of revenue from Point of Care laboratory results from the sales of such testing consumables to an installed base of instruments, followed by instrument sales and other revenue sources such as service and repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, coagulation and immunodiagnostic testing and their affiliated operating consumables.
Point of Care imaging hardware, software and services represented 21.9% of CCA revenue for the three months ended March 31, 2019. Digital radiography is the largest product offering in this area, which also includes ultrasound and endoscopy instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the U.S. and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented 13.5% of CCA revenue for the three months ended March 31, 2019. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 70% and 30%, respectively, of CCA revenue for the three months ended March 31, 2019.
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
The following tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$29,511	$32,765
Gross profit	12,543	13,307
Operating expenses	12,618	11,436
Operating (loss) income	(75)	1,871
Interest and other income, net	(16)	(4)
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(59)	1,875
Income tax benefit	(1,010)	(280)
Net income before equity in losses of unconsolidated affiliates	951	2,155
Equity in losses of unconsolidated affiliates	(181)	—
Net income after equity in losses of unconsolidated affiliates	770	2,155
Net loss attributable to redeemable non-controlling interest	(44)	—
Net income attributable to Heska Corporation	$814	$2,155

CCA Segment

	Three Months Ended March 31,		Change
	2019	2018	Dollar Change	% Change
Point of Care laboratory:	$15,961	$13,641	$2,320	17.0%
Consumables	12,317	10,821	1,496	13.8%
Instruments	3,270	2,349	921	39.2%
Other	374	471	(97)	(20.6)%
Point of Care imaging	5,410	5,972	(562)	(9.4)%
Other CCA revenue	3,345	7,206	(3,861)	(53.6)%
Total CCA revenue	$24,716	$26,819	$(2,103)	(7.8)%
Percent of total revenue	83.8%	81.9%
Cost of revenue	12,622	14,069	(1,447)	(10.3)%
Gross profit	12,094	12,750	(656)	(5.1)%
Operating (loss) income	$(51)	$1,923	$(1,974)	(102.7)%

OVP Segment

	Three Months Ended March 31,		Change
	2019	2018	Dollar Change	% Change
Revenue	$4,795	$5,946	$(1,151)	(19.4)%
Percent of total revenue	16.2%	18.1%
Cost of revenue	4,346	5,389	(1,043)	(19.4)%
Gross profit	449	557	(108)	(19.4)%
Operating loss	$(24)	$(52)	$28	(53.8)%
Revenue
Total revenue decreased 9.9% to $29.5 million in the three months ended March 31, 2019, compared to $32.8 million in the three months ended March 31, 2018.
CCA segment revenue decreased 7.8% to $24.7 million in the three months ended March 31, 2019, compared to $26.8 million in the three months ended March 31, 2018. The $2.1 million decrease was primarily driven by a $3.8 million decrease in contract manufactured heartworm preventative, Tri-Heart, revenue as a result of reduced customer demand. Additionally, Point of Care imaging contributed less revenue in the current quarter of $0.6 million. Offsetting these decreases were strong Point of Care laboratory consumables revenue increases of $1.5 million and an increase in instrument and other revenue of approximately $0.4 million, mostly driven by revenue resulting from sales-type lease placements. Also offsetting the decreases was higher levels of non-core, lower margin infusion pump sales of approximately $0.4 million in current period as compared to the prior year period.
OVP segment revenue decreased 19.4% to $4.8 million in the three months ended March 31, 2019, compared to $5.9 million in the three months ended March 31, 2018. The decrease is due to decreased volume of sales under our Elanco Agreement as well as other customer contracts.
Gross Profit
Gross profit decreased 5.7% to $12.5 million in the three months ended March 31, 2019, compared to $13.3 million in the three months ended March 31, 2018. Gross margin increased to 42.5% in the three months ended March 31, 2019 compared to 40.6% in the three months ended March 31, 2018. The decrease in gross profit was mainly driven by our lower Tri-Heart sales while the improvement in gross margin was related to favorable margins in Point of Care laboratory and imaging products.
Operating Expenses
Selling and marketing expenses increased 14.5% to $7.0 million in the three months ended March 31, 2019, compared to $6.1 million in the three months ended March 31, 2018. The increase was primarily driven by an increase in compensation, including stock-based compensation, benefits, and commissions expense, which is mostly related to our commercial team expansion. The increase is in line with management expectations as we continue to invest in the future growth of the Company.
Research and development expenses increased 103.9% to $1.4 million in the three months ended March 31, 2019, compared to $0.7 million in the three months ended March 31, 2018. The increase was primarily driven by spending on product development for urine and fecal diagnostics and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expenses are consistent with managements spending initiatives.
General and administrative expenses decreased 8.8% to $4.2 million in the three months ended March 31, 2019, compared to $4.6 million in the three months ended March 31, 2018. The decrease was driven primarily by $0.2 million lower compensation cost as a result of prior year severance activities that were completed. Additionally, the period ended March 31, 2019 included $0.2 million less of corporate expenses.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $(16) thousand in the three months ended March 31, 2019, compared to $(4) thousand in the three months ended March 31, 2018. This increase in other income was driven primarily by an increase in other interest income, offset by foreign exchange losses related to our international expansion.
Income Tax Expense (Benefit)
In the three months ended March 31, 2019, we had a total income tax benefit of $1.0 million, including $1.1 million of domestic deferred income tax benefit and $45 thousand current income tax expense. In the three months ended March 31, 2018, we had a total income tax benefit of $0.3 million, including $0.3 million of domestic deferred income tax benefit and $17 thousand of current income tax expense. The increase in tax benefits is primarily due to an increase in stock-based compensation excess tax benefits recognized in our income statement. In the three months ended March 31, 2019, the Company recognized $1.1 million in excess tax benefits compared to $0.8 million recognized in the three months ended March 31, 2018.
Net Income Attributable to Heska Corporation
Net income attributable to Heska was $0.8 million for the three months ended March 31, 2019, compared to net income attributable to Heska of $2.2 million in the prior year period. The difference between this line item and "Net income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to lower revenues and increased operating expenses as a result of our future growth initiatives.
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

For the three months ended March 31, 2019, we had net income attributable to Heska Corporation of $0.8 million and net cash provided by operations of $0.7 million. At March 31, 2019, we had $9.1 million of cash and cash equivalents and working capital of $37.7 million.

On July 27, 2017, and subsequently amended in May and December of 2018, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase") which provides for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase holds first right of priority over all other liens, if any were to exist. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Chase to become immediately due and payable or impact our ability to borrow under the agreement. The Credit Agreement also permits us to issue letters of credit, although there are currently none outstanding. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, and the Facility Amendment, a copy of which has been filed as an exhibit to the Company's Current Report on Form 10-Q filed with the SEC on August 8, 2018, each of which are incorporated herein by reference.
At March 31, 2019, we had a $6.0 million line of credit outstanding under the Credit Facility and were in compliance with all financial covenants. We used a portion of the funds then available under this Credit Facility to pay in full in April 2019 the amount required to be paid by the Company in respect of the settlement of the Fauley Complaint discussed in further detail under Note 14 - Commitments and Contingencies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Dollar Change	% Change
Net cash provided by operating activities	$727	$4,207	$(3,480)	(82.7)%
Net cash used in investing activities	(458)	(375)	(83)	22.1%
Net cash used in financing activities	(4,556)	(1,409)	(3,147)	223.3%
Effect of currency translation on cash	(1)	44	(45)	(102.3)%
(Decrease) increase in cash and cash equivalents	(4,288)	2,467	(6,755)	(273.8)%
Cash and cash equivalents, beginning of the period	13,389	9,659	3,730	38.6%
Cash and cash equivalents, end of the period	$9,101	$12,126	$(3,025)	(24.9)%
Net cash provided by operating activities was $0.7 million in the three months ended March 31, 2019, compared to net cash provided by operating activities of $4.2 million in the three months ended March 31, 2018, a decrease of approximately $3.5 million. Net cash provided by operating activities decreased due to significant working capital fluctuations such as cash used by inventory purchases of $3.1 million related to timing of purchases and lower sales; cash provided by accounts payable of $3.2 million; a $2.9 million increase in cash used by accrued liabilities, and a $1.3 million change in cash provided by deferred revenue and other liabilities. Non-cash transactions had relatively no impact to cash provided by operating activities as the $0.8 million increase in our deferred tax benefit was offset by the $0.4 million impact of adopting ASC 842, Leases and a $0.1 million impact from increased stock-based compensation expense. In addition to these factors cash provided by operating activities was $1.4 million less in the current period due to decreased revenue in the quarter ended March 31, 2019 versus the quarter ended March 31, 2018.
Net cash used in investing activities was $0.5 million in the three months ended March 31, 2019, compared to net cash used in investing activities of $0.4 million in the three months ended March 31, 2018, an increase of approximately $0.1 million. The increase in cash used for investing activities was mainly driven by the $0.2 million acquisition in France.
Net cash used in financing activities was $4.6 million in the three months ended March 31, 2019, compared to net cash used in financing activities of $1.4 million in the three months ended March 31, 2018, an increase of approximately $3.1 million. The change was driven primarily by a $1.9 million use of cash related to the repurchase of common stock and a $1.5 million use of cash relating to debt repayments as part of the acquisition in France.
Our financial plan for 2019, including selling and marketing team expansion and product development initiatives, indicates that our available cash and cash equivalents, together with cash from operations and borrowings expected to be available under our Credit Facility, will be sufficient to fund our operations for the foreseeable future. Additionally, we are actively seeking acquisitions that are consistent with our strategic direction, which may require additional capital. Our actual results may differ from this plan and we may be required to consider alternative strategies. We may be required to raise additional capital in the future, even in the absence of any acquisitions. If necessary, we expect to raise these additional funds through the sale of equity securities or the issuance of debt. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. See "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of some of the factors that affect our capital raising alternatives.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $45 thousand to a $1 thousand negative impact in the three months ended March 31, 2019, compared to a $44 thousand positive impact in the three months ended March 31, 2018. These effects are related to changes in exchange rates of our foreign subsidiaries functional currencies and the U.S. dollar, the functional and reporting currency of Heska Corporation. Our foreign subsidiaries primary currencies are the Swiss Franc, Euro, Canadian dollar and Australian dollar.
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
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2019, the Company had purchase obligations for inventory of $12.2 million and an approximate commitment of $1.0 million to purchase real estate from Optomed's minority interest holder within six months of the acquisition of the French company.
Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and other than the recently adopted accounting pronouncements described in Note 1 - Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, have not changed significantly since such filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to Note 14 (Commitments and Contingencies) to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A.Risk Factors

For a discussion of our risk factors, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2019	16,243	$97.66	—	$—
February 2019	17,737	$98.17	—	$—
	33,980	$97.92	—	$—

(1) Shares of Public Common Stock we purchased between January 1, 2019 and March 31, 2019 were solely for the cancellation of shares of stock withheld for related tax obligations

Item 6.        Exhibits

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)