Form 10-Q
period 2019-06-30
HESKA CORP
filed 2019-08-07
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 0-22427
HESKA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0192527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3760 Rocky Mountain Avenue Loveland, Colorado	80538
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (970) 493-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	HSKA	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,796,571 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at August 6, 2019.

HESKA, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element COAG, Element DC5X and Element RC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,992	$13,389
Accounts receivable, net of allowance for doubtful accounts of $212 and $245, respectively	12,775	16,454
Inventories, net	28,977	25,104
Net investment in leases, current, net of allowance for doubtful accounts of $78 and $40, respectively	3,379	2,989
Prepaid expenses	2,322	1,533
Other current assets	3,044	2,938
Total current assets	60,489	62,407

Property and equipment, net	15,318	15,981
Operating lease right-of-use assets	6,092	—
Goodwill	27,190	26,679
Other intangible assets, net	9,526	9,764
Deferred tax asset, net	15,920	14,121
Net investment in leases, non-current	13,033	11,908
Investments in unconsolidated affiliates	7,711	8,018
Other non-current assets	7,565	7,574
Total assets	$162,844	$156,452

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,330	$7,469
Due to – related parties	—	226
Accrued liabilities	3,755	10,142
Current operating lease liabilities	1,685	—
Current portion of deferred revenue, and other	2,615	2,526
Total current liabilities	15,385	20,363

Deferred revenue, net of current portion	6,442	7,082
Line of credit	12,750	6,000
Non-current operating lease liabilities	4,819	—
Other liabilities	196	598
Total liabilities	39,592	34,043

Commitments and contingencies (Note 14)

Redeemable non-controlling interest and mezzanine equity	330	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 and 2,500,000 shares authorized, respectively, none issued or outstanding	—	—
Common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, 7,794,271 and 7,675,692 shares issued and outstanding, respectively	78	77
Additional paid-in capital	256,952	257,034
Accumulated other comprehensive income	298	277
Accumulated deficit	(134,406)	(134,979)
Total stockholders' equity	122,922	122,409
Total liabilities, mezzanine equity and stockholders' equity	$162,844	$156,452

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Core companion animal	$24,716	$26,644	$49,432	$53,463
Other vaccines and pharmaceuticals	3,430	3,018	8,225	8,964
Total revenue, net	28,146	29,662	57,657	62,427

Cost of revenue	15,734	16,597	32,702	36,055

Gross profit	12,412	13,065	24,955	26,372

Operating expenses:
Selling and marketing	6,715	5,944	13,748	12,084
Research and development	2,239	559	3,605	1,229
General and administrative	4,024	4,358	8,243	8,984
Total operating expenses	12,978	10,861	25,596	22,297
Operating (loss) income	(566)	2,204	(641)	4,075
Interest and other expense, net	21	92	5	88
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(587)	2,112	(646)	3,987
Income tax (benefit) expense:
Current income tax expense	28	12	72	29
Deferred income tax (benefit) expense	(454)	203	(1,508)	(94)
Total income tax (benefit) expense	(426)	215	(1,436)	(65)

Net (loss) income before equity in losses of unconsolidated affiliates	(161)	1,897	790	4,052
Equity in losses of unconsolidated affiliates	(127)	—	(308)	—
Net (loss) income after equity in losses of unconsolidated affiliates	(288)	1,897	482	4,052
Net loss attributable to redeemable non-controlling interest	(47)	—	(91)	—
Net (loss) income attributable to Heska Corporation	$(241)	$1,897	$573	$4,052

Basic (loss) earnings per share attributable to Heska Corporation	$(0.03)	$0.26	$0.08	$0.57
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.03)	$0.24	$0.07	$0.52

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	7,486	7,226	7,463	7,146
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	7,486	7,850	7,956	7,781

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income after equity in losses of unconsolidated affiliates	$(288)	$1,897	$482	$4,052
Other comprehensive (loss) income:
Foreign currency translation	83	(112)	21	(31)
Comprehensive (loss) income	(205)	1,785	503	4,021

Comprehensive loss attributable to redeemable non-controlling interest	(47)	—	(91)	—
Comprehensive (loss) income attributable to Heska Corporation	$(158)	$1,785	$594	$4,021

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2018 and 2019	Shares	Amount
Balances, March 31, 2018	7,419	$74	$243,377	$313	$(138,673)	$105,091
Net income attributable to Heska Corporation	—	—	—	—	1,897	1,897
Issuance of common stock, net of shares withheld for employee taxes	79	1	1,741	—	—	1,742
Stock-based compensation	—	—	1,304	—	—	1,304
Other comprehensive loss	—	—	—	(112)	—	(112)
Balances, June 30, 2018	7,498	$75	$246,422	$201	$(136,776)	$109,922

Balances, March 31, 2019	7,747	$77	$255,150	$215	$(134,165)	$121,277
Net loss attributable to Heska Corporation	—	—	—	—	(241)	(241)
Issuance of common stock, net of shares withheld for employee taxes	47	1	607	—	—	608
Stock-based compensation	—	—	1,195	—	—	1,195
Other comprehensive income	—	—	—	83	—	83
Balances, June 30, 2019	7,794	$78	$256,952	$298	$(134,406)	$122,922

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2018 and 2019	Shares	Amount
Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,635	2,635
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,828)	103,075
Net income attributable to Heska Corporation	—	—	—	—	4,052	4,052
Issuance of common stock, net of shares withheld for employee taxes	195	2	456	—	—	458
Stock-based compensation	—	—	2,368	—	—	2,368
Other comprehensive loss	—	—	—	(31)	—	(31)
Balances, June 30, 2018	7,498	$75	$246,422	$201	$(136,776)	$109,922

Balances, December 31, 2018	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	573	573
Issuance of common stock, net of shares withheld for employee taxes	118	1	(2,462)	—	—	(2,461)
Stock-based compensation	—	—	2,380	—	—	2,380
Other comprehensive income	—	—	—	21	—	21
Balances, June 30, 2019	7,794	$78	$256,952	$298	$(134,406)	$122,922

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income after equity in losses from unconsolidated affiliates	$482	$4,052
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,522	2,333
Non-cash impact of operating leases	750	—
Deferred income tax benefit	(1,508)	(94)
Stock-based compensation	2,380	2,368
Equity in losses of unconsolidated affiliates	308	—
Other losses	245	8
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	3,764	2,780
Inventories	(2,978)	3,192
Due from related parties	—	1
Lease receivable, current	(392)	(524)
Other current assets	(531)	250
Accounts payable	(707)	(2,510)
Due to related parties	(226)	(1,336)
Accrued liabilities and other	(7,680)	(1,332)
Lease receivable, non-current	(1,090)	(1,526)
Other non-current assets	28	(706)
Deferred revenue and other	(723)	(2,457)
Net cash (used in) provided by operating activities	(5,356)	4,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	(622)	—
Purchases of property and equipment	(629)	(811)
Proceeds from disposition of property and equipment	—	4
Net cash used in investing activities	(1,251)	(807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	6,750	—
Proceeds from issuance of common stock	1,018	1,613
Repurchase of common stock	(3,480)	(1,155)
Distributions to non-controlling interest members	—	(126)
Repayments of other debt	(1,083)	—
Net cash provided by financing activities	3,205	332
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	(8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,397)	4,016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,389	9,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,992	$13,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$878	$528

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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of our operations and statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018.
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

Effective January 1, 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of the disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. As of June 30, 2019, the Company does not have any disproportionate income tax effects in AOCI to reclassify. However, if the Company did have disproportionate income tax effects in AOCI in the future, it would reclassify them to retained earnings.

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

Our revenue under subscription agreements relates to both operating-type lease (“OTL”) arrangements and sales-type lease (“STL”) arrangements. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. A STL results in earlier recognition of instrument revenue. The cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of Income. There is no residual value taken into consideration as it does not meet our capitalization requirements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease and included with the predominant non-lease components in consumable revenue. The costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term and include an option to renew.
For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the total contract consideration to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers of a prior period. Changes in these values can impact the amount of consideration allocated to each component of the contract. When prices in standalone sales are not available, we may use a cost-plus margin approach. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases consist of leases with fixed and variable lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon purchase of consumables used with the leased instruments and included in consumable revenue.
Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

forecasts that affect the collectability of the reported amount. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which further clarifies and improves guidance related to accounting for credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). This ASU provides relief to certain entities adopting ASU 2016-13. The amendment provides entities with an option to irrevocably elect the fair value option for certain financial assets. These amendments are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. We are currently evaluating the amended guidance and the impact on our consolidated financial statements and will adopt the provisions in the first quarter of 2020.

2.     REVENUE

We separate our goods and services among:

•	Point of Care laboratory products including instruments, consumables and services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals ("OVP").
The following table summarizes our Core Companion Animal ("CCA") revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Point of Care laboratory revenue:	$16,120	$15,053	$32,081	$28,693
Consumables	13,208	11,524	25,524	22,344
Sales-type leases	1,493	1,793	3,234	3,331
Outright instrument sales	1,045	1,335	2,575	2,146
Other	374	401	748	872

Point of Care imaging revenue:	5,229	4,462	10,639	10,434
Outright instrument sales	4,405	3,566	8,951	8,705
Service revenue	558	544	1,120	1,099
Operating type leases and other	266	352	568	630

Other CCA revenue:	3,367	7,129	6,712	14,336
Other pharmaceuticals, vaccines and diagnostic tests	3,281	6,991	6,527	14,102
Research and development, license and royalty revenue	86	138	185	234

Total CCA revenue	$24,716	$26,644	$49,432	$53,463

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from our OVP segment consists of revenue generated from contract manufacturing agreements and from other license, research and development revenue. The following table summarizes our OVP revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract manufacturing	$3,327	$2,887	$7,994	$8,678
License, research and development	103	131	231	286
Total OVP revenue	$3,430	$3,018	$8,225	$8,964

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

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $89.5 million. As of June 30, 2019, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2019 (remaining)	$12,289
2020	22,138
2021	18,315
2022	15,244
2023	11,848
Thereafter	9,641
$89,475

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer where revenue has been recognized are recorded in other current and other non-current assets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of June 30, 2019 were $1.0 million and $3.5 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2018 were $0.9 million and $3.3 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2019 and December 31, 2018, contract liabilities were $8.9 million and $9.6 million, respectively, and are included within "Current portion of deferred revenue, and other" and "Deferred revenue, net of current portion" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the six-month period ended June 30, 2019 is approximately $1.5 million of revenue recognized during the period, offset by approximately $0.7 million of additional deferred sales in 2019.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of June 30, 2019 and December 31, 2018 was $2.6 million and $2.5 million, respectively. Amortization expense for the six-month period ended June 30, 2019 was approximately $0.5 million, offset by approximately $0.6 million of additional contract costs capitalized.

Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $0.4 million in debt. As part of the purchase, Heska entered into put options and call options on the remaining 30% minority interest. The written put options can be exercised based on the achievement of certain financial conditions over a specified period of time for a fixed amount. The options are not currently exercisable at the acquisition date or the reporting date. The estimated value of the non-controlling interest is inclusive of the probability

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

weighted outcome of the options described herein. The Company is in process of finalizing its purchase price allocation. As part of the purchase agreement, Heska has committed to purchase from the minority interest holder, by the end of the fiscal year, real estate in the amount of approximately $1.0 million, which is currently under lease by Optomed.
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

In June 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Heska Imaging, LLC ("Heska Imaging"). Cuattro, LLC ("Cuattro") is owned by Kevin S. Wilson, the CEO and President of the Company in addition to Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson's children and family. Steven M. Asakowicz and Rodney A. Lippincott, members of Cuattro Veterinary USA, LLC and Cuattro International prior to the acquisitions, each serve as Executive Vice President, Companion Animal Health Sales for the Company.
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
The Company evaluated the acquisition of the purchased assets under ASC 805, Business Combinations and ASU 2017-01, Business Combinations (Topic 805) and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the purchase price of the purchased assets was allocated entirely to an identifiable intangible asset. In addition to the software assets acquired, Cuattro is obligated, without further compensation, to assist the Company with the implementation of a third-party image hosting platform and necessary data migration.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Related Party Activities
Cuattro charged Heska Imaging $6.0 thousand and $2.3 million during the six months ended June 30, 2019 and 2018, respectively. The charge in 2019 relates to minor inventory purchases as the Company transitions the digital imaging software assets away from Cuattro. The charge in 2018 was primarily for digital imaging products, pursuant to an underlying supply contract which was terminated in December 2018.

The Company had no receivables from or payables to Cuattro as of June 30, 2019. Heska Imaging owed Cuattro $0.2 million as of December 31, 2018, which is reported in "Due to – related parties" on the Company's Condensed Consolidated Balance Sheets.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	June 30, 2019	December 31, 2018
Equity method investment	$4,693	$5,000
Non-marketable equity security investment	3,018	3,018
	$7,711	$8,018
Equity Method Investment
On September 24, 2018, we invested $5.1 million, including costs, in exchange for a 28.7% interest of a business as part of our product development strategy. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Income. Additionally, the Company will enter into a 15-year Manufacturing Supply Agreement, which grants the Company global exclusivity to specified products.
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
5.    INCOME TAXES

Our total income tax (benefit) expense for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) income before income taxes	$(587)	$2,112	$(646)	$3,987
Total income tax (benefit) expense	(426)	215	(1,436)	(65)

There were cash payments of $28 thousand and cash refunds, net of payments, of $0.1 million, respectively, for income taxes for the three and six months ended June 30, 2019. There were $12 thousand and $30 thousand in cash payments for income taxes, net of refunds, for the three and six months ended June 30, 2018. The Company’s tax benefit increased to $0.4 million and $1.4 million for the three and six months ended June 30, 2019, respectively, compared to the tax expense of $0.2 million for the three months ended June 30, 2018 and tax benefit of $0.1 million for the six months ended June 30, 2018. The increase in tax benefits is due to lower financial income and stock-based compensation excess tax benefits recognized in our income statement. The Company recognized $0.3 million in excess tax benefits related to employee share-based compensation for the three months ended June 30, 2019 compared to $0.4 million recognized for the three months ended June 30, 2018. The Company recognized $1.4 million in excess tax benefits related to employee share-based compensation for the six months ended June 30, 2019 compared to $1.2 million recognized for the six months ended June 30, 2018.

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The Company’s finance leases were not material as of June 30, 2019 and for the three and six month period then ended. ROU assets arising from finance leases are included in Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets. The current portion of the finance lease liabilities are included in Current portion of deferred revenue, and other and the non-current portion of the finance lease liabilities are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, operating lease expense was $0.6 million and $1.1 million, respectively, including immaterial variable lease costs.

Supplemental cash flow information related to the Company's operating leases for the six months ended June 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$889
ROU assets obtained in exchange for operating lease obligations	341

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's operating leases as of June 30, 2019:

Weighted average remaining lease term	4.2 years
Weighted average discount rate	4.45%

The following table presents the maturity of the Company's operating lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$1,052
2020	1,605
2021	1,429
2022	1,321
2023	1,766
Total operating lease payments	7,173
Less: imputed interest	669
Total operating lease liabilities	$6,504

Lessor Accounting

In our CCA segment, primarily related to our Point of Care laboratory products, the Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's undiscounted lease receivables as of June 30, 2019 (in thousands):

Year Ending December 31,
Remainder of 2019	$1,614
2020	3,596
2021	3,574
2022	3,223
2023	2,431
Thereafter	1,974
$16,412

7.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares such as stock options converting to common shares, and if such assumed conversion is dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to Heska Corporation	$(241)	$1,897	$573	$4,052

Basic weighted-average common shares outstanding	7,486	7,226	7,463	7,146
Assumed exercise of dilutive stock options and restricted shares	—	624	493	635
Diluted weighted-average common shares outstanding	$7,486	$7,850	$7,956	$7,781

Basic (loss) earnings per share attributable to Heska Corporation	$(0.03)	$0.26	$0.08	$0.57
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.03)	$0.24	$0.07	$0.52

The following stock options and restricted shares were excluded from the computation of diluted EPS because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted shares	714	169	225	238
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2019 (in thousands):

Carrying amount, December 31, 2018	$26,679
Goodwill attributable to acquisitions (subject to change)	503
Foreign currency adjustments	8
Carrying amount, June 30, 2019	$27,190

Other intangibles consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,200	$(410)	$7,790	$8,200	$—	$8,200
Customer relationships and other	3,700	(1,964)	1,736	3,303	(1,739)	1,564
Total intangible assets	$11,900	$(2,374)	$9,526	$11,503	$(1,739)	$9,764

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$305	$97	$607	$194

Estimated amortization expense related to intangibles for each of the five years from 2019 (remaining) through 2023 and thereafter is as follows (in thousands):

Year Ending December 31,
2019 (remaining)	$666
2020	1,287
2021	1,283
2022	1,265
2023	918
Thereafter	4,107
$9,526
9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$377	$377
Building	2,978	2,978
Machinery and equipment	31,013	33,087
Office furniture and equipment	1,700	1,687
Computer hardware and software	4,749	4,704
Leasehold and building improvements	9,981	9,953
Construction in progress	1,309	1,274
	52,107	54,060
Less accumulated depreciation	(36,789)	(38,079)
Total property and equipment, net	$15,318	$15,981
Depreciation expense was $0.9 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of June 30, 2019 and December 31, 2018, was $10.3 million and $10.8 million, respectively, before accumulated depreciation of $5.7 million and $6.1 million, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$16,832	$15,000
Work in process	3,807	3,592
Finished goods	9,548	8,085
Allowance for excess or obsolete inventory	(1,210)	(1,573)
Total inventory, net	$28,977	$25,104

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued settlement (see Note 14)	$—	$6,750
Accrued payroll and employee benefits	1,118	759
Accrued property taxes	402	632
Other	2,235	2,001
Total accrued liabilities	$3,755	$10,142
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.89%	2.76%	1.95%	2.64%
Expected lives	4.7 years	4.9 years	4.7 years	4.9 years
Expected volatility	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans is as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	620,553	$40.741	630,847	$29.312
Granted at market	11,200	$73.193	153,700	$75.244
Forfeited	(256)	$98.660	(18,978)	$53.010
Expired	—	$—	(896)	$65.414
Exercised	(149,828)	$16.776	(144,120)	$25.740
Outstanding at end of period	481,669	$48.920	620,553	$40.741
Exercisable at end of period	305,452	$33.655	386,176	$21.214
The total estimated fair value of stock options granted during the six months ended June 30, 2019 and 2018 was computed to be approximately $0.3 million and $3.5 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the six months ended June 30, 2019 and 2018 was computed to be approximately $26.67 and $26.74, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $11.6 million and $3.1 million, respectively. The cash proceeds from options exercised during the six months ended June 30, 2019 and 2018 was $0.5 million and $1.3 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2019	Weighted Average Exercise Price
$ 4.96 - $ 7.36	93,352	3.65	$6.998	93,352	$6.998
$ 7.37 - $ 32.21	79,273	4.79	$15.897	78,941	$15.828
$ 32.22 - $ 62.50	57,533	6.57	$39.797	46,524	$39.724
$ 62.51 - $ 69.77	130,000	8.68	$69.770	43,337	$69.770
$ 69.78 - $ 108.25	121,511	8.10	$84.684	43,298	$80.960
$ 4.96 - $ 108.25	481,669	6.67	$48.920	305,452	$33.655
As of June 30, 2019, there was approximately $4.3 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.36 years, with all cost to be recognized by the end of February 2023, assuming all options vest according to the vesting schedules in place at June 30, 2019. As of June 30, 2019, the aggregate intrinsic value of outstanding options was approximately $18.3 million and the aggregate intrinsic value of exercisable options was approximately $15.9 million.
The Company issues new shares upon share option exercise, which may be netted or withheld to meet strike price or related tax obligations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan (the "ESPP")

For the three months ended June 30, 2019 and 2018, we issued 2,786 and 2,327 shares under the ESPP, respectively. For the six months ended June 30, 2019 and 2018, we issued 5,369 and 5,454 shares under the ESPP, respectively.
For the three and six months ended June 30, 2019 and 2018, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.21%	1.09%	2.27%	1.06%
Expected lives	1.1 years	1.2 years	1.1 years	1.2 years
Expected volatility	39%	44%	39%	44%
Expected dividend yield	0%	0%	0%	0%
For the three months ended June 30, 2019 and 2018, the weighted-average fair value of the purchase rights granted was $18.69 and $17.98 per share, respectively. For the six months ended June 30, 2019 and 2018, the weighted-average fair value of the purchase rights granted was $18.82 and $15.86 per share, respectively.
Restricted Stock Issuances
We have granted non-vested restricted stock awards (“restricted stock” or "RSAs") to management and non-employee directors pursuant to the Company's amended and restated Stock Incentive Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between one and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to management, and vesting periods for time based awards. Management performance-based awards are granted at the target amount of shares that may be earned. We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur. There were no modifications that affected our accounting for restricted stock awards in the six months ended June 30, 2019 or 2018.
The following table summarizes restricted stock transactions for the six months ended June 30, 2019:

	RSAs	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2018	259,430	$74.26
Granted	18,567	71.38
Vested	(4,230)	85.09
Forfeited	(500)	80.90
Non-vested as of June 30, 2019	273,267	$73.90

The weighted average grant date fair value of awards granted was $71.35 and $85.09 for the three months ended June 30, 2019 and 2018, respectively. The weighted average grant date fair value of awards granted was $71.38 and $67.76 for the six months ended June 30, 2019 and 2018, respectively. Fair value of restricted

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock vested was $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Fair value of restricted stock vested was $0.3 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was approximately $2.6 million of total unrecognized compensation cost related to restricted stock with market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.3 years. As of June 30, 2019, we reviewed each of the underlying corporate performance targets and determined that approximately 176,000 of shares of common stock were related to company performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to June 30, 2019.
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
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2018	$(419)	$696	$277
Current period other comprehensive income	—	21	21
Balances at June 30, 2019	$(419)	$717	$298
14.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended June 30, 2019 and 2018, royalties of $0.1 million became payable under these agreements. In each of the six months ended June 30, 2019 and 2018, royalties of $0.2 million became payable under these agreements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both June 30, 2019 and December 31, 2018.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On October 10, 2018, we reached an agreement in principle to settle the complaint that was filed against the Company by Shaun Fauley on March 12, 2015 in the U.S. District Court Northern District of Illinois (the "Court") alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action (the "Fauley Complaint"). The settlement, which received the Court's approval on February 28, 2019 and was not subsequently appealed by a class member, required us to make available a total of $6.8 million to pay class members, as well as to pay attorneys' fees and expenses to legal counsel to the class. The Company recorded the loss provision in the third quarter of 2018 in connection with the settlement agreement and does not have insurance coverage for the Fauley Complaint. The payment in respect of the settlement was made in full on April 3, 2019, and all activity related to the Fauley Complaint has ceased.
As of June 30, 2019, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

Unconditional Purchase Obligations
The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $16.7 million as of June 30, 2019.
15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$(133)	$(63)	$(225)	$(119)
Interest expense	147	77	224	142
Other expense, net	7	78	6	65
Total interest and other expense, net	$21	$92	$5	$88

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash paid for interest for the three months ended June 30, 2019 and 2018 was $71 thousand and $58 thousand, respectively. Cash paid for interest for the six months ended June 30, 2019 and 2018 was $127 thousand and $85 thousand, respectively.

16.    CREDIT FACILITY

On July 27, 2017, and subsequently amended in May 2018, December 2018 and July 2019, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase") which provides for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase holds first right of priority over all other liens, if any were to exist. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Chase to become immediately due and payable or impact our ability to borrow under the agreement. The Credit Agreement also permits us to issue letters of credit, although there are currently none outstanding. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, incorporated herein by reference. Additionally, the following amendments are included in summary only and are qualified in their entirety by reference to the full text of the First Facility Amendment, a copy of which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2018, the Second Facility Amendment, a copy of which has been filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the Third Facility Amendment, a copy of which has been filed as an exhibit to this Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019, each of which are incorporated herein by reference.

At June 30, 2019, we had a $12.8 million line of credit outstanding under the Credit Facility and we were in compliance with all financial covenants.

17.    SEGMENT REPORTING
The Company is composed of two reportable segments: CCA and OVP. The CCA segment includes Point of Care diagnostic laboratory instruments and consumables, and Point of Care digital imaging diagnostic instruments and software services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended June 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$24,716	$3,430	$28,146
Operating loss	(254)	(312)	(566)
Loss before income taxes	(275)	(312)	(587)
Capital expenditures	32	363	395
Depreciation and amortization	934	323	1,257

Three Months Ended June 30, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$26,644	$3,018	$29,662
Operating (loss) income	2,864	(660)	2,204
(Loss) income before income taxes	2,772	(660)	2,112
Capital expenditures	39	397	436
Depreciation and amortization	838	300	1,138

Six Months Ended June 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$49,432	$8,225	$57,657
Operating loss	(305)	(336)	(641)
Loss before income taxes	(310)	(336)	(646)
Capital expenditures	76	553	629
Depreciation and amortization	1,881	641	2,522

Six Months Ended June 30, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$53,463	$8,964	$62,427
Operating (loss) income	4,787	(712)	4,075
(Loss) income before income taxes	4,699	(712)	3,987
Capital expenditures	96	715	811
Depreciation and amortization	1,746	587	2,333

Asset information by reportable segment as of June 30, 2019 is as follows (in thousands):

As of June 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$7,711	$—	$7,711
Total assets	139,036	23,808	162,844
Net assets	103,455	19,797	123,252

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$8,018	$—	$8,018
Total assets	133,586	22,866	156,452
Net assets	96,129	26,280	122,409

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed in "Risk Factors" in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. Other unknown or unpredictable factors could also harm the Company’s results. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 6, 2019 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
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
The CCA segment represented approximately 87.8% and 85.7% of our revenue for the three and six months ended June 30, 2019, respectively, and the OVP segment represented approximately 12.2% and 14.3% of our revenue for the three and six months ended June 30, 2019, respectively.
CCA Segment
Revenue from Point of Care laboratory represented 65.2% and 64.9% of CCA revenue for the three and six months ended June 30, 2019, respectively. Revenue from this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. The majority of revenue from Point of Care laboratory results from the revenue of such testing consumables to an installed base of instruments, which are generally under minimum take or pay contracts, followed by instrument sales and other revenue sources such as service and repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, coagulation and immunodiagnostic testing and their affiliated operating consumables.
Point of Care imaging hardware, software and services represented 21.2% and 21.5% of CCA revenue for the three and six months ended June 30, 2019, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound and endoscopy instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the U.S. and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented 13.6% and 13.6% of CCA revenue for the three and six months ended June 30, 2019, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 73.6% and 26.4%, respectively, of CCA revenue for the three months ended June 30, 2019, and approximately 72.5% and 27.5%, respectively, of CCA revenue for the six months ended June 30, 2019.
OVP Segment
The OVP segment includes our approximately 160,000 square foot USDA and FDA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all of our U.S. inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
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
The following tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$28,146	$29,662	$57,657	$62,427
Gross profit	12,412	13,065	24,955	26,372
Operating expenses	12,978	10,861	25,596	22,297
Operating (loss) income	(566)	2,204	(641)	4,075
Interest and other expense, net	21	92	5	88
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(587)	2,112	(646)	3,987
Income tax (benefit) expense	(426)	215	(1,436)	(65)
Net (loss) income before equity in losses of unconsolidated affiliates	(161)	1,897	790	4,052
Equity in losses of unconsolidated affiliates	(127)	—	(308)	—
Net (loss) income after equity in losses of unconsolidated affiliates	(288)	1,897	482	4,052
Net loss attributable to redeemable non-controlling interest	(47)	—	(91)	—
Net (loss) income attributable to Heska Corporation	$(241)	$1,897	$573	$4,052

CCA Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Dollar Change	% Change	2019	2018	Dollar Change	% Change
Point of Care laboratory:	$16,120	$15,053	$1,067	7.1%	$32,081	$28,693	$3,388	11.8%
Consumables	13,208	11,524	1,684	14.6%	25,524	22,344	3,180	14.2%
Instruments	2,538	3,128	(590)	(18.9)%	5,809	5,477	332	6.1%
Other	374	401	(27)	(6.7)%	748	872	(124)	(14.2)%
Point of Care imaging	5,229	4,462	767	17.2%	10,639	10,434	205	2.0%
Other CCA revenue	3,367	7,129	(3,762)	(52.8)%	6,712	14,336	(7,624)	(53.2)%
Total CCA revenue	$24,716	$26,644	$(1,928)	(7.2)%	$49,432	$53,463	$(4,031)	(7.5)%
Percent of total revenue	87.8%	89.8%			85.7%	85.6%
Cost of revenue	12,461	13,467	(1,006)	(7.5)%	25,083	27,537	(2,454)	(8.9)%
Gross profit	12,255	13,177	(922)	(7.0)%	24,349	25,926	(1,577)	(6.1)%
Operating (loss) income	$(254)	$2,864	$(3,118)	(108.9)%	$(305)	$4,787	$(5,092)	(106.4)%

OVP Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Dollar Change	% Change	2019	2018	Dollar Change	% Change
Revenue	$3,430	$3,018	$412	13.7%	$8,225	$8,964	$(739)	(8.2)%
Percent of total revenue	12.2%	10.2%			14.3%	14.4%
Cost of revenue	3,273	3,130	143	4.6%	7,619	8,518	(899)	(10.6)%
Gross profit	157	(112)	269	(240.2)%	606	446	160	35.9%
Operating loss	$(312)	$(660)	$348	(52.7)%	$(336)	$(712)	$376	(52.8)%
Revenue
Total revenue decreased 5.1% to $28.1 million in the three months ended June 30, 2019, compared to $29.7 million in the three months ended June 30, 2018. Total revenue decreased 7.6% to $57.7 million in the six months ended June 30, 2019, compared to $62.4 million in the six months ended June 30, 2018.
CCA segment revenue decreased 7.2% to $24.7 million in the three months ended June 30, 2019, compared to $26.6 million in the three months ended June 30, 2018. The $1.9 million decrease was primarily driven by a $3.5 million decrease in revenue from contract manufactured heartworm preventative, Tri-Heart, as a result of reduced customer demand. This was partially offset by a $1.7 million increase in Point of Care laboratory consumables revenue, which is largely driven by contractual take or pay minimums. CCA segment revenue decreased 7.5% to $49.4 million in the six months ended June 30, 2019, compared to $53.5 million in the six months ended June 30, 2018. The $4.1 million decrease was primarily driven by a $7.3 million decrease in Tri-Heart revenue, partially offset by a $3.2 million increase in Point of Care laboratory consumables revenue.
OVP segment revenue increased 13.7% to $3.4 million in the three months ended June 30, 2019, compared to $3.0 million in the three months ended June 30, 2018, due to timing of shipments related to customer demands. OVP segment revenue decreased 8.2% to $8.2 million in the six months ended June 30, 2019, compared to $9.0 million in the six months ended June 30, 2018. The decrease is due to decreased volume of sales under our Elanco Agreement as well as other customer contracts.
Gross Profit
Gross profit decreased 5.0% to $12.4 million in the three months ended June 30, 2019, compared to $13.1 million in the three months ended June 30, 2018. Gross margin increased to 44.1% in the three months ended June 30, 2019 compared to 44.0% in the three months ended June 30, 2018. The decrease in gross profit was mainly driven by lower Tri-Heart revenue, partially offset by favorable pricing and subscription in Point of Care laboratory and sales of global imaging products. Gross profit decreased 5.4% to $25.0 million in the six months ended June 30, 2019, compared to $26.4 million in the six months ended June 30, 2018. Gross margin increased to 43.3% in the six months ended June 30, 2019 compared to 42.2% in the six months ended June 30, 2018.The decrease in gross profit was mainly driven by lower Tri-Heart revenue, while the increase in gross margin was related to favorable margins in Point of Care laboratory and imaging products.
Operating Expenses
Selling and marketing expenses increased 13.0% to $6.7 million in the three months ended June 30, 2019, compared to $5.9 million in the three months ended June 30, 2018. Selling and marketing expenses increased 13.8% to $13.7 million in the six months ended June 30, 2019, compared to $12.1 million in the six months ended June 30, 2018. The increase in both periods was primarily driven by an increase in compensation, including stock-based compensation, benefits, and commissions expense, which is mostly related to our commercial team expansion both domestically and internationally. The increase is in line with management expectations as we continue to invest in future growth and expanding the footprint of the Company.
Research and development expenses increased 300.5% to $2.2 million in the three months ended June 30, 2019, compared to $0.6 million in the three months ended June 30, 2018. Research and development expenses increased 193.3% to $3.6 million in the six months ended June 30, 2019, compared to $1.2 million in the six months ended June 30, 2018. The increase in both periods was primarily driven by spending on product development for urine and fecal diagnostics and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expenses are consistent with the spending initiatives of management.
General and administrative expenses decreased 7.7% to $4.0 million in the three months ended June 30, 2019, compared to $4.4 million in the three months ended June 30, 2018. The decrease was driven primarily by a decrease in severance expenses and consulting fees. General and administrative expenses decreased 8.2% to $8.2 million in the six months ended June 30, 2019, compared to $9.0 million in the six months ended June 30, 2018. The decrease was mainly driven by a decrease in severance expenses and consulting fees.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $21 thousand in the three months ended June 30, 2019, compared to $92 thousand in the three months ended June 30, 2018. Interest and other expense (income), net, was $5 thousand in the six months ended June 30, 2019, compared to $88 thousand in the six months ended June 30, 2018. The decrease in other expense for both periods was driven primarily by an increase in interest income and other gains, partially offset by an increase in interest expense.

Income Tax (Benefit) Expense
In the three months ended June 30, 2019, we had a total income tax benefit of $0.4 million, including $0.5 million of domestic deferred income tax benefit and $28 thousand current income tax expense. In the three months ended June 30, 2018, we had a total income tax expense of $0.2 million, including $0.2 million of domestic deferred income tax expense and $12 thousand of current income tax expense. In the six months ended June 30, 2019, we had a total income tax benefit of $1.4 million, including $1.5 million of domestic deferred income tax benefit and $72 thousand current income tax expense. In the six months ended June 30, 2018, we had a total income tax benefit of $0.1 million, including $0.1 million of domestic deferred income tax benefit and $29 thousand of current income tax expense. The increase in tax benefits is due to lower financial income and stock-based compensation excess tax benefits recognized in our income statement. The Company recognized $0.3 million in excess tax benefits related to employee share-based compensation for the three months ended June 30, 2019 compared to $0.4 million recognized for the three months ended June 30, 2018. The Company recognized $1.4 million in excess tax benefits related to employee share-based compensation for the six months ended June 30, 2019 compared to $1.2 million recognized for the six months ended June 30, 2018.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $0.2 million for the three months ended June 30, 2019, compared to net income attributable to Heska of $1.9 million in the prior year period. Net income attributable to Heska was $0.6 million for the six months ended June 30, 2019, compared to net income attributable to Heska of $4.1 million in the prior year period. The difference between this line item and "Net income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due to lower revenues and increased operating expenses as a result of our future growth initiatives.
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

For the six months ended June 30, 2019, we had net income attributable to Heska Corporation of $0.6 million and net cash used by operations of $5.4 million. At June 30, 2019, we had $10.0 million of cash and cash equivalents and working capital of $45.1 million.

On July 27, 2017, and subsequently amended in May 2018, December 2018 and July 2019, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase") which provides for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may be increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due is to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There is an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase holds first right of priority over all other liens, if any were to exist. Borrowings under the Credit Facility are subject to certain financial and non-financial covenants and are available for various corporate purposes, including general working capital, capital investments, and certain permitted acquisitions. Failure to comply with any of the covenants, representations or warranties could result in our being in default on the loan and could cause all outstanding amounts payable to Chase to become immediately due and payable or impact our ability to borrow under the agreement. The Credit Agreement also permits us to issue letters of credit, although there are currently none outstanding. The maturity date of the Credit Facility is July 27, 2020. The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, incorporated herein by reference. Additionally, the following amendments are included in summary only and are qualified in their entirety by reference to the full text of the First Facility Amendment, a copy of which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2018, the Second Facility Amendment, a copy of which has been filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the Third Facility Amendment, a copy of which has been filed as an exhibit to this Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019, each of which are incorporated herein by reference.
At June 30, 2019, we had a $12.8 million line of credit outstanding under the Credit Facility and were in compliance with all financial covenants. We used a portion of the funds then available under this Credit Facility to pay in full in April 2019 the amount required to be paid by the Company in respect of the settlement of the Fauley Complaint discussed in further detail under Note 14 - Commitments and Contingencies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(5,356)	$4,499	$(9,855)	(219.0)%
Net cash used in investing activities	(1,251)	(807)	(444)	55.0%
Net cash provided by financing activities	3,205	332	2,873	865.4%
Effect of currency translation on cash	5	(8)	13	(162.5)%
(Decrease) increase in cash and cash equivalents	(3,397)	4,016	(7,413)	(184.6)%
Cash and cash equivalents, beginning of the period	13,389	9,659	3,730	38.6%
Cash and cash equivalents, end of the period	$9,992	$13,675	$(3,683)	(26.9)%

Net cash used in operating activities was $5.4 million in the six months ended June 30, 2019, compared to net cash provided by operating activities of $4.5 million in the six months ended June 30, 2018, a decrease of approximately $9.9 million. Net cash from operating activities decreased due to significant working capital fluctuations such as a $6.3 million increase in cash used by accrued liabilities, driven by a $6.8 million settlement payment (See Note 14 of this Form 10-Q), and a $6.2 million decrease in cash provided by inventories due to timing of purchases and lower sales in the current year. Additionally, net cash from operating activities was $3.6 million less in the six months ended June 30, 2019 due to the decrease in net income compared to the six months ended June 30, 2018. These factors were partially offset by a $6.4 million increase in the cash provided by the aggregate of accounts payable, accounts receivable, related party balances, deferred revenue and other non-current assets, due to the timing of collections and payments in the ordinary course of business, as well as a $0.6 million increase in lease receivables. Non-cash transactions impacting cash used by operating activities included a $1.4 million increase in our deferred tax benefit, offset by the $0.8 million impact of adopting ASC 842, Leases.
Net cash used in investing activities was $1.3 million in the six months ended June 30, 2019, compared to net cash used in investing activities of $0.8 million in the six months ended June 30, 2018, an increase of approximately $0.4 million. The increase in cash used for investing activities was mainly driven by the $0.6 million acquisition in France, offset by a $0.2 million decrease in purchases of property and equipment.
Net cash provided by financing activities was $3.2 million in the six months ended June 30, 2019, compared to net cash provided by financing activities of $0.3 million in the six months ended June 30, 2018, an increase of approximately $2.9 million. The increase in cash provided by financing activities was driven primarily by a $6.8 million increase in borrowings on the line of credit. This was partially offset by a $2.3 million increase in cash used for the repurchase of common stock, a $1.1 million use of cash relating to debt repayments related to our subsidiary in France, and a $0.6 million decrease in proceeds from issuance of common stock.
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $13 thousand to a $5 thousand positive impact in the six months ended June 30, 2019, compared to a $8 thousand negative impact in the six months ended June 30, 2018. These effects are related to changes in exchange rates of our foreign subsidiaries functional currencies and the U.S. dollar, the functional and reporting currency of Heska Corporation. Our foreign subsidiaries primary currencies are the Swiss Franc, Euro, Canadian dollar and Australian dollar.
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
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of June 30, 2019, the Company had purchase obligations for inventory of $16.7 million and an approximate commitment of $1.0 million to purchase real estate from Optomed's minority interest holder within a reasonable amount of time from acquisition date of the French company.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
3.1		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.2		Amended and Restated Bylaws of the Registrant, as amended.
10.1	**	Amendment No. 1 to the Supplemental Agreement between Elanco US Inc. and Diamond Animal Health, Inc., effective as of June 27, 2019.
10.2	**	Amendment No. 1 to the Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company, effective as of July 6, 2015.
10.3	**	Amendment No. 2 to the Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco US Inc., effective as of June 27, 2019.
10.4		Heska Corporation Stock Incentive Plan, as amended and restated.
10.5	(1)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of June 1, 2019.
10.6		Third Amendment to Credit Agreement.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Furnished and not filed herewith.
**	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(1)	Filed with the Registrant's Form 8-K on June 4, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2019.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)