Form 10-Q
period 2019-09-30
HESKA CORP
filed 2019-11-06
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
7,828,358 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at November 5, 2019.

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

- i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,505	$13,389
Accounts receivable, net of allowance for doubtful accounts of $170 and $245, respectively	13,715	16,454
Inventories, net	26,215	25,104
Net investment in leases, current, net of allowance for doubtful accounts of $89 and $40, respectively	3,593	2,989
Prepaid expenses	3,028	1,533
Other current assets	2,695	2,938
Total current assets	129,751	62,407

Property and equipment, net	14,623	15,981
Operating lease right-of-use assets	5,870	—
Goodwill	27,216	26,679
Other intangible assets, net	9,206	9,764
Deferred tax asset, net	6,634	14,121
Net investment in leases, non-current	13,515	11,908
Investments in unconsolidated affiliates	7,563	8,018
Other non-current assets	9,633	7,574
Total assets	$224,011	$156,452

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,524	$7,469
Due to related parties	—	226
Accrued liabilities	5,302	10,142
Current operating lease liabilities	1,714	—
Current portion of deferred revenue, and other	2,687	2,526
Total current liabilities	15,227	20,363

Convertible note, long-term, net	43,823	—
Deferred revenue, net of current portion	6,183	7,082
Line of credit	—	6,000
Non-current operating lease liabilities	4,578	—
Other liabilities	217	598
Total liabilities	70,028	34,043

Commitments and contingencies (Note 14)

Redeemable non-controlling interest and mezzanine equity	300	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 and 2,500,000 shares authorized, respectively, none issued or outstanding	—	—
Common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, 7,823,802 and 7,675,692 shares issued and outstanding, respectively	78	77
Additional paid-in capital	288,181	257,034
Accumulated other comprehensive income	140	277
Accumulated deficit	(134,716)	(134,979)
Total stockholders' equity	153,683	122,409
Total liabilities, mezzanine equity and stockholders' equity	$224,011	$156,452

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Core companion animal	$26,339	$27,190	$75,771	$80,652
Other vaccines and pharmaceuticals	4,898	3,765	13,123	12,729
Total revenue, net	31,237	30,955	88,894	93,381

Cost of revenue	17,573	16,161	50,275	52,215

Gross profit	13,664	14,794	38,619	41,166

Operating expenses:
Selling and marketing	6,709	6,215	20,457	18,299
Research and development	2,532	935	6,137	2,165
General and administrative	4,230	11,239	12,473	20,223
Total operating expenses	13,471	18,389	39,067	40,687
Operating income (loss)	193	(3,595)	(448)	479
Interest and other expense (income), net	927	(50)	932	37
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(734)	(3,545)	(1,380)	442
Income tax (benefit) expense:
Current income tax expense	40	27	112	56
Deferred income tax benefit	(570)	(1,902)	(2,078)	(1,997)
Total income tax benefit	(530)	(1,875)	(1,966)	(1,941)

Net (loss) income before equity in losses of unconsolidated affiliates	(204)	(1,670)	586	2,383
Equity in losses of unconsolidated affiliates	(147)	—	(455)	—
Net (loss) income after equity in losses of unconsolidated affiliates	(351)	(1,670)	131	2,383
Net loss attributable to redeemable non-controlling interest	(41)	—	(132)	—
Net (loss) income attributable to Heska Corporation	$(310)	$(1,670)	$263	$2,383

Basic (loss) earnings per share attributable to Heska Corporation	$(0.04)	$(0.23)	$0.04	$0.33
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.04)	$(0.23)	$0.03	$0.30

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	7,501	7,289	7,461	7,194
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	7,501	7,289	7,960	7,820

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income after equity in losses of unconsolidated affiliates	$(351)	$(1,670)	$131	$2,383
Other comprehensive (loss) income:
Foreign currency translation	(158)	15	(137)	(16)
Comprehensive (loss) income	(509)	(1,655)	(6)	2,367

Comprehensive loss attributable to redeemable non-controlling interest	(41)	—	(132)	—
Comprehensive (loss) income attributable to Heska Corporation	$(468)	$(1,655)	$126	$2,367

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2018 and 2019	Shares	Amount
Balances, June 30, 2018	7,498	$75	$246,422	$201	$(136,776)	$109,922
Net loss attributable to Heska Corporation	—	—	—	—	(1,670)	(1,670)
Issuance of common stock, net of shares withheld for employee taxes	55	1	1,927	—	—	1,928
Stock-based compensation	—	—	1,406	—	—	1,406
Other comprehensive income	—	—	—	15	—	15
Balances, September 30, 2018	7,553	$76	$249,755	$216	$(138,446)	$111,601

Balances, June 30, 2019	7,794	$78	$256,952	$298	$(134,406)	$122,922
Net loss attributable to Heska Corporation	—	—	—	—	(310)	(310)
Issuance of common stock, net of shares withheld for employee taxes	30	—	213	—	—	213
Stock-based compensation	—	—	1,246	—	—	1,246
Convertible notes, equity	—	—	29,770			29,770
Other comprehensive loss	—	—	—	(158)	—	(158)
Balances, September 30, 2019	7,824	$78	$288,181	$140	$(134,716)	$153,683

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2018 and 2019	Shares	Amount
Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,829)	103,074
Net income attributable to Heska Corporation	—	—	—	—	2,383	2,383
Issuance of common stock, net of shares withheld for employee taxes	250	3	2,383	—	—	2,386
Stock-based compensation	—	—	3,774	—	—	3,774
Other comprehensive loss	—	—	—	(16)	—	(16)
Balances, September 30, 2018	7,553	$76	$249,755	$216	$(138,446)	$111,601

Balances, December 31, 2018	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	263	263
Issuance of common stock, net of shares withheld for employee taxes	148	1	(2,248)	—	—	(2,247)
Stock-based compensation	—	—	3,625	—	—	3,625
Convertible notes, equity	—	—	29,770			29,770
Other comprehensive loss	—	—	—	(137)	—	(137)
Balances, September 30, 2019	7,824	$78	$288,181	$140	$(134,716)	$153,683

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income after equity in losses from unconsolidated affiliates	$131	$2,383
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	3,759	3,473
Non-cash impact of operating leases	1,126	—
Deferred income tax benefit	(2,078)	(1,997)
Stock-based compensation	3,625	3,774
Equity in losses of unconsolidated affiliates	455	—
Amortization of debt discount and issuance costs	282	30
Other losses (gains)	340	(32)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	2,808	2,102
Inventories	(438)	3,935
Due from related parties	—	1
Lease receivable, current	(605)	(708)
Other current assets	(892)	(451)
Accounts payable	(2,491)	(5,092)
Due to related parties	(226)	(1,422)
Accrued liabilities and other	(6,528)	6,076
Lease receivable, non-current	(1,551)	(1,906)
Other non-current assets	(65)	(843)
Deferred revenue and other	(928)	(2,865)
Net cash (used in) provided by operating activities	(3,276)	6,458
Cash flows from investing activities:
Investment in subsidiary, net of cash acquired	(622)	—
Investments in unconsolidated affiliates	—	(8,089)
Purchases of property and equipment	(722)	(1,061)
Proceeds from disposition of property and equipment	—	24
Net cash (used in) investing activities	(1,344)	(9,126)
Cash flows from financing activities:
Borrowings on line of credit	6,750	3,000
Repayments of line of credit borrowings	(12,750)	(3,000)
Payment of debt issuance costs	(3,072)	—
Convertible debt proceeds	86,250	—
Proceeds from issuance of common stock	1,233	3,627
Repurchase of common stock	(3,480)	(1,241)
Distributions to non-controlling interest members	—	(126)
Repayments of other debt	(1,164)	(5)
Net cash provided by financing activities	73,767	2,255
Foreign exchange effect on cash, cash equivalents and restricted cash	(31)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,116	(423)
Cash, cash equivalents and restricted cash, beginning of period	13,389	9,659
Cash, cash equivalents and restricted cash, end of period	$82,505	$9,236

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,118	$1,019
Accrued debt issuance costs	$105	$—

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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2019 and December 31, 2018, the results of our operations and statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the value of the non-controlling interest in a business combination; and determining the fair value of the liability component associated with the issuance of convertible debt.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and other than the recently adopted accounting pronouncements, restricted cash, and fair value measurement of convertible senior notes discussed below, have not changed materially since such filing.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$80,505	$13,389
Restricted cash in other non-current assets	2,000	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$82,505	$13,389

Restricted cash relates to cash deposited in a blocked collateral account held by Chase (as defined below) to secure the Company's obligations under the Amendment to the Credit Facility discussed in Note 16.

Fair Value of Financial Instruments

Our policies for the fair value measurement of cash and cash equivalents, short-term trade receivables and payables and the Company's revolving line of credit have not changed from the policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

The estimated fair value of the convertible senior notes disclosed at each reporting period is evaluated through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. For additional information regarding the Company's accounting treatment for the issuance of the convertible senior notes, including the fair value measurement of the liability component, refer to Note 16 - Convertible Notes and Credit Facility.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of New Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standard Update ("ASU") 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. Guidance related to the stock compensation granted to employees is followed for non-employees, including the measurement date, valuation approach and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service, ratably over the service period. The adoption of this ASU did not have an impact on our consolidated financial statements but did have a minimal impact on our related disclosures.

Effective January 1, 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of the disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. As of September 30, 2019, the Company does not have any disproportionate income tax effects in AOCI to reclassify. However, if the Company did have disproportionate income tax effects in AOCI in the future, it would reclassify them to retained earnings.

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

Adoption of the standard did not have a material net impact in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for the operating leases, of which we are the lessee. As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $6.5 million and operating lease liabilities of $6.9 million as of January 1, 2019, primarily related to building, vehicle, and office equipment leases, based on the present value of the future lease payments on the date of adoption. As a lessor, accounting for our subscription agreements will remain substantially unchanged. Refer to Note 6 for additional disclosures required by ASC 842.
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

2.     REVENUE

We separate our goods and services among two reportable segments, Core companion animal ("CCA") and Other vaccines and pharmaceuticals ("OVP"). The CCA segment consists of revenue generated from the following:

•	Point of Care laboratory products including instruments, consumables and services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals.

The OVP segment consists of revenue generated from the following:

•	Contract manufacturing agreements; and

•	Other license, research and development revenue.
The following table summarizes our CCA revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Point of Care laboratory revenue:	$17,524	$14,584	$49,605	$43,277
Consumables	14,021	11,598	39,545	33,942
Sales-type leases	1,587	1,228	4,821	4,559
Outright instrument sales	1,547	1,382	4,122	3,528
Other	369	376	1,117	1,248

Point of Care imaging revenue:	5,337	5,326	15,976	15,759
Outright instrument sales	4,479	4,453	13,431	13,157
Service revenue	544	590	1,663	1,689
Operating type leases and other	314	283	882	913

Other CCA revenue:	3,478	7,280	10,190	21,616
Other pharmaceuticals, vaccines and diagnostic tests	3,400	7,176	9,927	21,278
Research and development, license and royalty revenue	78	104	263	338

Total CCA revenue	$26,339	$27,190	$75,771	$80,652

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our OVP revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract manufacturing	$4,747	$3,540	$12,741	$12,218
License, research and development	151	225	382	511
Total OVP revenue	$4,898	$3,765	$13,123	$12,729

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

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $94.1 million. As of September 30, 2019, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2019 (remaining)	$6,409
2020	23,605
2021	19,858
2022	16,831
2023	13,453
Thereafter	13,993
$94,149

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer where revenue has been recognized are recorded in other current and other non-current assets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of September 30, 2019 were $1.0 million and $3.6 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2018 were $0.9 million and $3.3 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2019 and December 31, 2018, contract liabilities were $8.7 million and $9.6 million, respectively, and are included within "Current portion of deferred revenue, and other" and "Deferred revenue, net of current portion" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the nine-month period ended September 30, 2019 is approximately $2.1 million of revenue recognized during the period, offset by approximately $1.2 million of additional deferred sales in 2019.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of September 30, 2019 and December 31, 2018 was $2.6 million and $2.5 million, respectively. Amortization expense for the nine-month period ended September 30, 2019 was approximately $0.7 million, offset by approximately $0.9 million of additional contract costs capitalized.

Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $0.4 million in debt. As part of the purchase, Heska entered into put and call options on the remaining 30% minority interest. The written put options can be exercised based on the achievement of certain financial conditions over a specified period of time for a fixed amount. The options are not currently exercisable at the acquisition date or the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reporting date. The estimated value of the non-controlling interest is inclusive of the probability weighted outcome of the options described herein. As of September 30, 2019, the purchase price allocation is final. As part of the purchase agreement, Heska has committed to purchase from the minority interest holder, by the end of the fiscal year, real estate in the amount of approximately $1.0 million, which is currently under lease by Optomed. The Company prepaid approximately $0.6 million of the real estate purchase price during the quarter ended September 30, 2019 and paid the remainder of the purchase price on November 4, 2019 to complete the transaction.
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
Other Related Party Activities
Cuattro charged Heska Imaging $6.0 thousand and $3.1 million during the nine months ended September 30, 2019 and 2018, respectively. The charge in 2019 relates to minor inventory purchases as the Company transitions the digital imaging software assets away from Cuattro. The charge in 2018 was primarily for digital imaging products, pursuant to an underlying supply contract which was terminated in December 2018.

The Company had no receivables from or payables to Cuattro as of September 30, 2019. Heska Imaging owed Cuattro $0.2 million as of December 31, 2018, which is reported in "Due to related parties" on the Company's Condensed Consolidated Balance Sheets.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	September 30, 2019	December 31, 2018
Equity method investment	$4,545	$5,000
Non-marketable equity security investment	3,018	3,018
	$7,563	$8,018
Equity Method Investment
On September 24, 2018, we invested $5.1 million, including costs, in exchange for a 28.7% interest of a business as part of our product development strategy. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Income.
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
5.    INCOME TAXES

Our total income tax benefit for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	$(734)	$(3,545)	$(1,380)	$442
Total income tax benefit	(530)	(1,875)	(1,966)	(1,941)

There were cash payments of $1 thousand and cash refunds, net of payments, of $114 thousand, respectively, for income taxes for the three and nine months ended September 30, 2019. There were $0 thousand and $30 thousand in cash payments for income taxes, net of refunds, for the three and nine months ended September 30, 2018. The Company’s tax benefit decreased to $0.5 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, compared to the tax benefit of $1.9 million for the three months ended September 30, 2018 and tax benefit of $1.9 million for the nine months ended September 30, 2018. The decrease in tax benefits is due to the lower financial loss. The Company recognized $0.1 million in excess tax benefits related to employee share-based compensation for the three months ended September 30, 2019 compared to $0.8 million recognized for the three months ended September 30, 2018. The Company recognized $1.5 million in excess tax benefits related to employee share-based compensation for the nine months ended September 30, 2019 compared to $2.1 million recognized for the nine months ended September 30, 2018.

As more fully described in Note 16, the Company accounted for the issuance of the 3.750% Convertible Senior Notes due 2026 (the "Notes") by separating the Notes into liability and equity components. The portion of the proceeds allocated to equity created a basis difference associated with the liability component and resulted in a temporary taxable difference for tax purposes. The Company recognized a $9.7 million net deferred tax liability for the temporary difference between the carrying value and the tax basis of the Notes, which was recorded as an adjustment to additional paid-in-capital.
6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The Company’s finance leases were not material as of September 30, 2019 and for the three and nine month periods then ended. ROU assets arising from finance leases are included in Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets. The current portion of the finance lease liabilities are included in Current portion of deferred revenue, and other and the non-current portion of the finance lease liabilities are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and nine months ended September 30, 2019, operating lease expense was approximately $0.6 million and $1.8 million, respectively, including immaterial variable lease costs.

Supplemental cash flow information related to the Company's operating leases for the nine months ended September 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,344
ROU assets obtained in exchange for operating lease obligations	498

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's operating leases as of September 30, 2019:

Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.44%

The following table presents the maturity of the Company's operating lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$727
2020	1,633
2021	1,439
2022	1,328
2023	1,766
Total operating lease payments	6,893
Less: imputed interest	601
Total operating lease liabilities	$6,292

Lessor Accounting

In our CCA segment, primarily related to our Point of Care laboratory products, the Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's undiscounted lease receivables as of September 30, 2019 (in thousands):

Year Ending December 31,
Remainder of 2019	$799
2020	3,788
2021	3,797
2022	3,455
2023	2,698
Thereafter	2,571
$17,108

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Heska Corporation	$(310)	$(1,670)	$263	$2,383

Basic weighted-average common shares outstanding	7,501	7,289	7,461	7,194
Assumed exercise of dilutive stock options and restricted shares	—	—	499	626
Diluted weighted-average common shares outstanding	$7,501	$7,289	$7,960	$7,820

Basic (loss) earnings per share attributable to Heska Corporation	$(0.04)	$(0.23)	$0.04	$0.33
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.04)	$(0.23)	$0.03	$0.30

The following stock options and restricted shares were excluded from the computation of diluted EPS because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted shares	273	675	272	190

As more fully described in Note 16, our Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of our common stock. Potential dilution upon conversion of the Notes occurs when the market price per share of our common stock is greater than the conversion price of the Notes of $86.63. The Company intends to settle the principal value of the Notes in cash and issue shares of our common stock to settle the intrinsic value of the conversion feature. The Company will use the treasury stock method when calculating the potential dilutive effect of the conversion feature on earnings per share, if any. The average price of our common stock during the three and nine months ended September 30, 2019 did not exceed the conversion price of the Notes; therefore, under the net share settlement method, there are no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2019 (in thousands):

Carrying amount, December 31, 2018	$26,679
Goodwill attributable to acquisitions	547
Foreign currency adjustments	(10)
Carrying amount, September 30, 2019	$27,216

Other intangibles consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,200	$(615)	$7,585	$8,200	$—	$8,200
Customer relationships and other	3,726	(2,105)	1,621	3,303	(1,739)	1,564
Total intangible assets	$11,926	$(2,720)	$9,206	$11,503	$(1,739)	$9,764

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$346	$97	$953	$291

Estimated amortization expense related to intangibles for each of the five years from 2019 (remaining) through 2023 and thereafter is as follows (in thousands):

Year Ending December 31,
2019 (remaining)	$322
2020	1,295
2021	1,291
2022	1,275
2023	926
Thereafter	4,097
$9,206

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$377	$377
Building	2,978	2,978
Machinery and equipment	30,039	33,087
Office furniture and equipment	1,699	1,687
Computer hardware and software	4,318	4,704
Leasehold and building improvements	10,545	9,953
Construction in progress	747	1,274
	50,703	54,060
Less accumulated depreciation	(36,080)	(38,079)
Total property and equipment, net	$14,623	$15,981
Depreciation expense was $0.9 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.8 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of September 30, 2019 and December 31, 2018, was $9.2 million and $10.8 million, respectively, before accumulated depreciation of $5.1 million and $6.1 million, respectively.
10.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$15,292	$15,000
Work in process	2,959	3,592
Finished goods	9,145	8,085
Allowance for excess or obsolete inventory	(1,181)	(1,573)
Total inventory, net	$26,215	$25,104

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued settlement (see Note 14)	$—	$6,750
Accrued payroll and employee benefits	1,189	759
Accrued property taxes	510	632
Accrued purchase orders	1,957	699
Other	1,646	1,302
Total accrued liabilities	$5,302	$10,142
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.53%	2.80%	1.66%	2.66%
Expected lives	4.7 years	4.9 years	4.7 years	4.9 years
Expected volatility	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our stock option plans is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	620,553	$40.741	630,847	$29.312
Granted at market	35,200	$72.271	153,700	$75.244
Forfeited	(664)	$98.660	(18,978)	$53.010
Expired	(234)	$98.660	(896)	$65.414
Exercised	(153,227)	$16.583	(144,120)	$25.740
Outstanding at end of period	501,628	$50.230	620,553	$40.741
Exercisable at end of period	321,229	$36.493	386,176	$21.214
The total estimated fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was computed to be approximately $0.9 million and $4.4 million, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted during the nine months ended September 30, 2019 and 2018 was computed to be approximately $26.05 and $28.74, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $11.8 million and $6.6 million, respectively. The cash proceeds from options exercised during the nine months ended September 30, 2019 and 2018 was $0.5 million and $3.0 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2019	Weighted Average Exercise Price
$ 4.96 - $ 7.36	90,852	3.38	$6.988	90,852	$6.988
$ 7.37 - $ 32.21	78,374	4.55	$15.964	78,374	$15.964
$ 32.22 - $ 62.50	57,533	6.31	$39.797	51,945	$39.740
$ 62.51 - $ 69.77	130,000	8.43	$69.770	43,337	$69.770
$ 69.78 - $ 108.25	144,869	8.19	$82.494	56,721	$83.719
$ 4.96 - $ 108.25	501,628	6.60	$50.230	321,229	$36.493
As of September 30, 2019, there was approximately $4.2 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.28 years, with all cost to be recognized by the end of February 2023, assuming all options vest according to the vesting schedules in place at September 30, 2019. As of September 30, 2019, the aggregate intrinsic value of outstanding options was approximately $12.0 million and the aggregate intrinsic value of exercisable options was approximately $11.8 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company issues new shares upon share option exercise, which may be netted or withheld to meet strike price or related tax obligations.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended September 30, 2019 and 2018, we issued 3,032 and 1,942 shares under the ESPP, respectively. For the nine months ended September 30, 2019 and 2018, we issued 8,401 and 7,396 shares under the ESPP, respectively.
For the three and nine months ended September 30, 2019 and 2018, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.94%	2.04%	2.16%	1.39%
Expected lives	1.1 years	1.1 years	1.1 years	1.2 years
Expected volatility	39%	42%	39%	43%
Expected dividend yield	0%	0%	0%	0%
For the three months ended September 30, 2019 and 2018, the weighted-average fair value of the purchase rights granted was $16.62 and $23.44 per share, respectively. For the nine months ended September 30, 2019 and 2018, the weighted-average fair value of the purchase rights granted was $18.03 and $17.85 per share, respectively.
Restricted Stock Issuances
We have granted non-vested restricted stock awards (“restricted stock” or "RSAs") to management and non-employee directors pursuant to the Company's amended and restated Stock Incentive Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between one and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to management, and vesting periods for time based awards. Management performance-based awards are granted at the target amount of shares that may be earned. We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur. There were no modifications that affected our accounting for restricted stock awards in the nine months ended September 30, 2019 or 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes restricted stock transactions for the nine months ended September 30, 2019:

	RSAs	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2018	259,430	$74.26
Granted	42,567	70.00
Vested	(4,230)	85.09
Forfeited	(1,400)	80.90
Non-vested as of September 30, 2019	296,367	$73.50

The weighted average grant date fair value of awards granted was $71.84 and $98.41 for the three months ended September 30, 2019 and 2018, respectively. The weighted average grant date fair value of awards granted was $70.00 and $71.77 for the nine months ended September 30, 2019 and 2018, respectively. No restricted stock awards vested during the three months ended September 30, 2019 and 2018. Fair value of restricted stock vested was $0.3 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was approximately $2.6 million of total unrecognized compensation cost related to restricted stock with market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.1 years. As of September 30, 2019, we reviewed each of the underlying corporate performance targets and determined that approximately 193,000 of shares of common stock were related to company performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to September 30, 2019.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2018	$(419)	$696	$277
Current period other comprehensive loss	—	(137)	(137)
Balances at September 30, 2019	$(419)	$559	$140
14.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended September 30, 2019 and 2018, royalties of $0.1 million became payable under these agreements. In each of the nine months ended September 30, 2019, and 2018, royalties of $0.3 million became payable under these agreements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.2 million at both September 30, 2019 and December 31, 2018.

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
As of September 30, 2019, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $17.0 million as of September 30, 2019.
The Company also committed to purchase real estate in the amount of approximately $1.0 million from Optomed's minority interest holder within a reasonable amount of time from acquisition date of the French company. Approximately half of the $1.0 million commitment was prepaid in the quarter ended September 30, 2019 and the remainder was paid on November 4, 2019.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$(141)	$(66)	$(365)	$(186)
Interest expense	494	89	718	231
Other expense (income), net	574	(73)	579	(8)
Total interest and other expense (income), net	$927	$(50)	$932	$37
Cash paid for interest for the three months ended September 30, 2019 and 2018 was $224 thousand and $58 thousand, respectively. Cash paid for interest for the nine months ended September 30, 2019 and 2018 was $351 thousand and $143 thousand, respectively.
16.    CONVERTIBLE NOTES AND CREDIT FACILITY

Convertible Notes

On September 17, 2019, the Company issued $86.25 million aggregate principal amount of 3.750% Convertible Senior Notes due 2026, which included the exercise in full of an $11.25 million purchase option, to certain financial institutions as the initial purchasers of the Notes (the "Initial Purchasers"). The Notes are senior unsecured obligations of the Company. The Notes were issued pursuant to an Indenture, dated September 17, 2019 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its existing Credit Facility, and an additional $2.0 million to fully fund a cash collateralized, letter of credit facility under the new Credit Facility as amended by the Amendment (as defined below). The Company expects to use the remainder of the net proceeds from the sale of the Notes to fund our intended expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

The Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including any letters of credit issued under our Credit Facility) to the extent of the value of assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Company pays interest on the Notes semiannually in arrears at a rate of 3.750% per annum on March 15 and September 15 of each year. The Notes are convertible based upon an initial conversion rate of 11.5434 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $86.63 per share of common stock). The Notes would convert in full into 995,618 shares of common stock based on the initial conversion rate. The conversion rate will be subject to standard anti-dilution adjustments upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest. The interest rate on the Notes may be increased by up to 0.50% upon the occurrence of certain events of default or non-timely filings until such matter has been cured.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Indenture includes customary covenants, but no financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities, and sets forth certain events of default after which the Notes may be declared immediately due and payable, and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company can settle any conversions of the Notes in cash, shares of the Company’s common stock or a combination thereof, with the form of consideration determined at the Company’s election. The Company intends to settle the principal value of the Notes in cash and issue shares of the Company’s common stock to settle the intrinsic value of the conversion feature. There can be no guarantee, however, that any settlement will be effected by the Company as currently intended, and the timing and other factors of any settlement, many of which may be outside the Company's control, could impact the actual amounts to be settled in either cash or common stock.

The Notes will mature on September 15, 2026, unless earlier repurchased, redeemed or converted. Prior to March 15, 2026, holders may convert all or a portion of their Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 5 consecutive trading day period (the "Notes measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) with respect to any Notes called for redemption by the Company, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after March 15, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change (each as defined in the Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the Notes.

The Company may not redeem the Notes prior to September 20, 2023. On or after September 20, 2023, the Company may redeem for cash all or part of the Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. No sinking fund is provided for the Notes.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the Notes is 10.8%. The equity component of the Notes of approximately $39.5 million, net of allocated issuance costs, is included in additional paid-in capital in the consolidated and condensed balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at September 30, 2019.

September 30, 2019
Carrying amount of equity component	$39,508

Principal amount of the Notes	86,250
Unamortized debt discount	(42,427)
Net carrying amount	$43,823

Interest expense related to the Notes for the quarter ended September 30, 2019 was $337 thousand, which is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows:

Three and Nine Months Ended
September 30, 2019
Interest expense related to contractual coupon interest	$117
Interest expense related to amortization of the debt discount	220
$337

As of September 30, 2019, the remaining period over which the unamortized discount will be amortized is 83.5 months.

The estimated fair value of the Notes was $95.3 million as of September 30, 2019, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. The if-converted value of the Notes did not exceed the principal value as of September 30, 2019.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility

We entered into a Credit Agreement, dated July 27, 2017, as amended in May 2018, December 2018 and July 2019 (the "Credit Agreement"), with JPMorgan Chase Bank, N.A. ("Chase") which provided for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provided us with the ability to borrow up to $30.0 million although the amount of the Credit Facility may have been increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due was to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase as its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There was an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase held first right of priority over all other liens, if any were to exist.

In September 2019, we entered into an amendment to the Credit Agreement (the “Amendment”), which among other things, reduced and limited the Credit Facility to a $2.0 million, cash collateralized, letter of credit facility and eliminated a majority of the negative covenants previously contained in the Credit Facility, including any covenants that could have prohibited the issuance of any Notes and the Company's ability to pay cash upon conversion, repurchase or redemption of any Notes issued. The Company was required to repay in full the approximately $12.8 million of indebtedness outstanding under the Credit Facility and fully fund the $2.0 million collateral account to be held by Chase to secure the Company's obligations under the Amendment to the Credit Facility in connection with the issuance of the Notes. The maturity date of the Credit Facility, as amended by the Amendment, is September 9, 2021. This Amendment became effective on September 17, 2019, the first date any Notes were issued. The Company accounted for the modification of the Credit Facility by writing off approximately $33 thousand of remaining unamortized debt issuance costs related to the Credit Agreement.

The foregoing discussion of the Credit Facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which has been filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017, incorporated herein by reference. Additionally, the following amendments are included in summary only and are qualified in their entirety by reference to the full text of the First Facility Amendment, a copy of which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2018, the Second Facility Amendment, a copy of which has been filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the Third Facility Amendment, a copy of which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019, and the Fourth Facility Amendment, a copy of which has been filed as an exhibit to this Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019, each of which are incorporated herein by reference.

As of September 30, 2019, we had fully collateralized the $2.0 million letter of credit facility. There were no letters of credit outstanding under the facility at September 30, 2019. The $2.0 million of collateral has been recorded as restricted cash on the Company's Consolidated Balance Sheets at September 30, 2019. In connection with the Credit Agreement, the Company incurred debt issuance costs of $38 thousand. These costs are included in other non-current assets on the Company's Consolidated Balance Sheets, and will be amortized to interest expense ratably over the term of the agreement.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended September 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$26,339	$4,898	$31,237
Operating income (loss)	560	(367)	193
Loss before income taxes	(367)	(367)	(734)
Capital expenditures	27	66	93
Depreciation and amortization	908	329	1,237

Three Months Ended September 30, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$27,190	$3,765	$30,955
Operating (loss) income	(4,402)	807	(3,595)
(Loss) income before income taxes	(4,352)	807	(3,545)
Capital expenditures	20	229	249
Depreciation and amortization	823	317	1,140

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$75,771	$13,123	$88,894
Operating income (loss)	255	(703)	(448)
Loss before income taxes	(677)	(703)	(1,380)
Capital expenditures	103	619	722
Depreciation and amortization	2,789	970	3,759

Nine Months Ended September 30, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$80,652	$12,729	$93,381
Operating income	384	95	479
Income before income taxes	347	95	442
Capital expenditures	117	944	1,061
Depreciation and amortization	2,568	905	3,473

Asset information by reportable segment as of September 30, 2019 is as follows (in thousands):

As of September 30, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$7,563	$—	$7,563
Total assets	202,306	21,705	224,011
Net assets	135,190	18,493	153,683

Asset information by reportable segment as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$8,018	$—	$8,018
Total assets	133,586	22,866	156,452
Net assets	96,129	26,280	122,409

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled,"  "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part II, Item 1A, below of this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. Other unknown or unpredictable factors could also harm the Company’s results. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 5, 2019 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
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
The CCA segment represented approximately 84.3% and 85.2% of our revenue for the three and nine months ended September 30, 2019, respectively, and the OVP segment represented approximately 15.7% and 14.8% of our revenue for the three and nine months ended September 30, 2019, respectively.
CCA Segment
Revenue from Point of Care laboratory represented 66.5% and 65.5% of CCA revenue for the three and nine months ended September 30, 2019, respectively. Revenue from this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. The majority of revenue from Point of Care laboratory results from the revenue of such testing consumables to an installed base of instruments, which are generally under minimum take or pay contracts, followed by instrument sales and other revenue sources such as service and repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the procurement of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas, coagulation and immunodiagnostic testing and their affiliated operating consumables.
Point of Care imaging hardware, software and services represented 20.3% and 21.1% of CCA revenue for the three and nine months ended September 30, 2019, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound and endoscopy instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the U.S. and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented 13.2% and 13.4% of CCA revenue for the three and nine months ended September 30, 2019, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
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
Our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 71.4% and 28.6%, respectively, of CCA revenue for the three months ended September 30, 2019, and approximately 72.2% and 27.8%, respectively, of CCA revenue for the nine months ended September 30, 2019.
OVP Segment
The OVP segment includes our approximately 160,000 square foot USDA, FDA and EPA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all of our U.S. inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. CCA segment products manufactured at this facility are transferred at cost and are not recorded as revenue for our OVP segment. We view OVP reported revenue as revenue primarily to cover the overhead costs of the facility and to generate incremental cash flow to fund our CCA segment.
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
The following tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$31,237	$30,955	$88,894	$93,381
Gross profit	13,664	14,794	38,619	41,166
Operating expenses	13,471	18,389	39,067	40,687
Operating income (loss)	193	(3,595)	(448)	479
Interest and other expense (income), net	927	(50)	932	37
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(734)	(3,545)	(1,380)	442
Income tax (benefit)	(530)	(1,875)	(1,966)	(1,941)
Net (loss) income before equity in losses of unconsolidated affiliates	(204)	(1,670)	586	2,383
Equity in losses of unconsolidated affiliates	(147)	—	(455)	—
Net (loss) income after equity in losses of unconsolidated affiliates	(351)	(1,670)	131	2,383
Net loss attributable to redeemable non-controlling interest	(41)	—	(132)	—
Net (loss) income attributable to Heska Corporation	$(310)	$(1,670)	$263	$2,383

CCA Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollar Change	% Change	2019	2018	Dollar Change	% Change
Point of Care laboratory:	$17,524	$14,584	$2,940	20.2%	$49,605	$43,277	$6,328	14.6%
Consumables	14,021	11,598	2,423	20.9%	39,545	33,942	5,603	16.5%
Instruments	3,134	2,610	524	20.1%	8,943	8,087	856	10.6%
Other	369	376	(7)	(1.9)%	1,117	1,248	(131)	(10.5)%
Point of Care imaging	5,337	5,326	11	0.2%	15,976	15,759	217	1.4%
Other CCA revenue	3,478	7,280	(3,802)	(52.2)%	10,190	21,616	(11,426)	(52.9)%
Total CCA revenue	$26,339	$27,190	$(851)	(3.1)%	$75,771	$80,652	$(4,881)	(6.1)%
Percent of total revenue	84.3%	87.8%			85.2%	86.4%
Cost of revenue	12,735	13,759	(1,024)	(7.4)%	37,818	41,294	(3,476)	(8.4)%
Gross profit	13,604	13,431	173	1.3%	37,953	39,358	(1,405)	(3.6)%
Operating income (loss)	$560	$(4,402)	$4,962	(112.7)%	$255	$384	$(129)	(33.6)%

OVP Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollar Change	% Change	2019	2018	Dollar Change	% Change
Revenue	$4,898	$3,765	$1,133	30.1%	$13,123	$12,729	$394	3.1%
Percent of total revenue	15.7%	12.2%			14.8%	13.6%
Cost of revenue	4,838	2,402	2,436	101.4%	12,457	10,921	1,536	14.1%
Gross profit	60	1,363	(1,303)	(95.6)%	666	1,808	(1,142)	(63.2)%
Operating (loss) income	$(367)	$807	$(1,174)	(145.5)%	$(703)	$95	$(798)	(840.0)%
Revenue
Total revenue increased 0.9% to $31.2 million in the three months ended September 30, 2019, compared to $31.0 million in the three months ended September 30, 2018. Total revenue decreased 4.8% to $88.9 million in the nine months ended September 30, 2019, compared to $93.4 million in the nine months ended September 30, 2018.
CCA segment revenue decreased 3.1% to $26.3 million in the three months ended September 30, 2019, compared to $27.2 million in the three months ended September 30, 2018. The $0.9 million decrease was primarily driven by a $4.0 million decrease in revenue from contract manufactured heartworm preventative, Tri-Heart, as a result of reduced customer demand. This was partially offset by a $2.4 million increase in Point of Care laboratory consumables revenue. CCA segment revenue decreased 6.1% to $75.8 million in the nine months ended September 30, 2019, compared to $80.7 million in the nine months ended September 30, 2018. The $4.9 million decrease was primarily driven by an $11.3 million decrease in Tri-Heart revenue, partially offset by a $5.6 million increase in Point of Care laboratory consumables revenue.
OVP segment revenue increased 30.1% to $4.9 million in the three months ended September 30, 2019, compared to $3.8 million in the three months ended September 30, 2018. OVP segment revenue increased

3.1% to $13.1 million in the nine months ended September 30, 2019, compared to $12.7 million in the nine months ended September 30, 2018. The increase in both periods is due to timing of shipments related to customer demands.
Gross Profit
Gross profit decreased 7.6% to $13.7 million in the three months ended September 30, 2019, compared to $14.8 million in the three months ended September 30, 2018. Gross margin decreased to 43.7% in the three months ended September 30, 2019 compared to 47.8% in the three months ended September 30, 2018. Gross profit decreased 6.2% to $38.6 million in the nine months ended September 30, 2019, compared to $41.2 million in the nine months ended September 30, 2018. Gross margin decreased to 43.4% in the nine months ended September 30, 2019 compared to 44.1% in the nine months ended September 30, 2018. The decrease in gross profit and gross margin for both periods was mainly driven by lower Tri-Heart revenue and the timing of contractual take or pay arrangements and product mix within our OVP segment, partially offset by favorable margins in Point of Care laboratory and imaging products.
Operating Expenses
Selling and marketing expenses increased 7.9% to $6.7 million in the three months ended September 30, 2019, compared to $6.2 million in the three months ended September 30, 2018. Selling and marketing expenses increased 11.8% to $20.5 million in the nine months ended September 30, 2019, compared to $18.3 million in the nine months ended September 30, 2018. The increase in both periods was primarily driven by an increase in compensation, including stock-based compensation, benefits, and commissions expense, which is mostly related to our commercial team expansion both domestically and internationally. The increase is in line with management expectations as we continue to invest in future growth and expanding the footprint of the Company.
Research and development expenses increased 170.8% to $2.5 million in the three months ended September 30, 2019, compared to $0.9 million in the three months ended September 30, 2018. Research and development expenses increased 183.5% to $6.1 million in the nine months ended September 30, 2019, compared to $2.2 million in the nine months ended September 30, 2018. The increase in both periods was primarily driven by spending on product development for urine and fecal diagnostics and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expenses are consistent with the spending initiatives of management.
General and administrative expenses decreased 62.4% to $4.2 million in the three months ended September 30, 2019, compared to $11.2 million in the three months ended September 30, 2018. The decrease was driven primarily by a $6.8 million settlement accrual in the prior year. General and administrative expenses decreased 38.3% to $12.5 million in the nine months ended September 30, 2019, compared to $20.2 million in the nine months ended September 30, 2018. The decrease was driven primarily by a $6.8 million settlement accrual in the prior year, as well as a decrease in consulting fees and severance expense. This was partially offset by increased administrative costs related to international expansion.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $927 thousand in the three months ended September 30, 2019, compared to $(50) thousand in the three months ended September 30, 2018. Interest and other expense (income), net, was $932 thousand in the nine months ended September 30, 2019, compared to $37 thousand in the nine months ended September 30, 2018. The increase in other expense for both periods was driven primarily by a $0.6 million loss as a result of a cyber theft event, for which we have insurance coverage that may mitigate this loss in a future period, and an increase in interest expense as a result of the convertible note offering.
Income Tax (Benefit) Expense
In the three months ended September 30, 2019, we had a total income tax benefit of $0.5 million, including $0.6 million of domestic deferred income tax benefit and $40 thousand current income tax expense. In the three months ended September 30, 2018, we had a total income tax expense of $1.9 million, including $1.9 million of domestic deferred income tax benefit and $27 thousand of current income tax expense. In the nine months ended September 30, 2019, we had a total income tax benefit of $2.0 million, including $2.1 million of domestic deferred income tax benefit and $112 thousand current income tax expense. In the nine months ended September 30, 2018, we had a total income tax benefit of $1.9 million, including $2.0 million of domestic deferred income tax benefit and $56 thousand of current income tax expense. The decrease in tax benefits is due to the lower financial loss. The Company recognized $0.1 million in excess tax benefits related to employee share-based compensation for the three months ended September 30, 2019 compared to $0.8 million recognized for the three months ended September 30, 2018. The Company recognized $1.5 million in excess tax benefits related to employee share-based compensation for the nine months ended September 30, 2019 compared to $2.1 million recognized for the nine months ended September 30, 2018.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $0.3 million for the three months ended September 30, 2019, compared to net loss attributable to Heska of $1.7 million in the prior year period. Net income attributable to Heska was $0.3 million for the nine months ended September 30, 2019, compared to net income attributable to Heska of $2.4 million in the prior year period. The difference between this line item and "Net income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to decreased margins and a $0.6 million other loss as a result of cyber theft, which is discussed above. Net income is lower in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to lower revenue and increased operating expenses as a result of our future growth initiatives.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, including $70.9 million remaining from the issuance and sale of the Notes, after deducting the initial purchasers’ discounts, debt issuance costs paid or payable by us, and the repayment in full of our Credit Facility, as described in Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, cash generated from current operations, and availability under our Credit Facility, as amended by the Amendment, also described in Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For the nine months ended September 30, 2019, we had net income attributable to Heska Corporation of $0.3 million and net cash used by operations of $3.3 million. At September 30, 2019, we had $80.5 million of cash and cash equivalents and working capital of $114.5 million.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(3,276)	$6,458	$(9,734)	(150.7)%
Net cash (used in) investing activities	(1,344)	(9,126)	7,782	(85.3)%
Net cash provided by financing activities	73,767	2,255	71,512	3,171.3%
Foreign exchange effect on cash, cash equivalents and restricted cash	(31)	(10)	(21)	210.0%
Increase (decrease) in cash, cash equivalents and restricted cash	69,116	(423)	69,539	(16,439.5)%
Cash, cash equivalents and restricted cash, beginning of the period	13,389	9,659	3,730	38.6%
Cash, cash equivalents and restricted cash, end of the period	$82,505	$9,236	$73,269	793.3%
Net cash used in operating activities was $3.3 million in the nine months ended September 30, 2019, compared to net cash provided by operating activities of $6.5 million in the nine months ended September 30, 2018, a decrease of approximately $9.7 million. Net cash from operating activities decreased due to significant working capital fluctuations such as a $12.6 million increase in cash used by accrued liabilities, driven by a $6.8 million settlement payment (see Note 14 of this Form 10-Q), and a $4.4 million decrease in cash provided by inventories due to timing of purchases and lower sales in the current year. Additionally, net cash from operating activities was $2.3 million less in the nine months ended September 30, 2019 due to the decrease in net income compared to the nine months ended September 30, 2018. These factors were partially offset by a $7.2 million increase in the cash provided by the aggregate of accounts payable, accounts receivable, related party balances, deferred revenue and other non-current assets, due to the timing of collections and payments in the ordinary course of business, as well as a $0.5 million increase in lease receivables. Non-cash transactions impacting cash used by operating activities included a $1.1 million increase in the non-cash lease impact from adopting ASC 842, Leases, a $0.5 million increase in equity in losses of unconsolidated affiliates, and a $0.3 million increase in debt issuance cost amortization.
Net cash used in investing activities was $1.3 million in the nine months ended September 30, 2019, compared to net cash used in investing activities of $9.1 million in the nine months ended September 30, 2018, a decrease of approximately $7.8 million. The decrease in cash used for investing activities was mainly driven by the 2018 investments in unconsolidated affiliates for $8.1 million as compared to the 2019 acquisition of Optomed for $0.6 million. Additionally, there was a $0.3 million decrease in purchases of property and equipment.
Net cash provided by financing activities was $73.8 million in the nine months ended September 30, 2019, compared to net cash provided by financing activities of $2.3 million in the nine months ended September 30, 2018, an increase of approximately $71.5 million. The increase in cash provided by financing activities was driven primarily by convertible debt proceeds of $86.3 million (see Note 16 of this Form 10-Q). This was partially offset by an increase of $6.0 million in repayments on the line of credit, net of borrowings, a $3.1 million increase in debt issuance costs related to the convertible debt, a $2.4 million decrease in proceeds from the issuance of common stock, a $2.2 million increase in repurchases of common stock, and a $1.2 million increase in payments on other debts related to our subsidiary in France.

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations and borrowings expected to be available under our Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner the we currently expect. For example, we are actively seeking acquisitions that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, "Risk Factors", of this Form 10-Q. We may be required to seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $21 thousand to a $31 thousand negative impact in the nine months ended September 30, 2019, compared to a $10 thousand negative impact in the nine months ended September 30, 2018. These effects are related to changes in exchange rates of our foreign subsidiaries functional currencies and the U.S. dollar, the functional and reporting currency of Heska Corporation. Our foreign subsidiaries primary currencies are the Swiss Franc, Euro, Canadian dollar and Australian dollar.
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
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of September 30, 2019, the Company had purchase obligations for inventory of $17.0 million and an approximate commitment of $1.0 million to purchase real estate from Optomed's minority interest holder within a reasonable amount of time from acquisition date of the French company. Approximately half of the $1.0 million commitment was prepaid in the quarter ended September 30, 2019 and the remainder was paid on November 4, 2019.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In September 2019, we issued $86.25 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only.

For quantitative and qualitative disclosures about other market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, except as described above, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Risks related to our business and our industry

If the third parties that have substantial marketing rights for certain of our historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States and Canada. Historically, a significant portion of our OVP segment’s revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium and MasterGuard brands. We have a supply agreement with Eli Lilly and its affiliates operating through Elanco for the production of these vaccines. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Revenue from Merck & Co., Inc. (“Merck”) entities, including Merck Animal Health, for example, represented approximately 12% of our 2018 revenue, but is expected to represent approximately 1% of our 2019 revenue. Revenue from Eli Lilly entities, including Elanco, represents approximately 10% of our revenue for the nine months ended September 30, 2019, and represented approximately 9% of our 2018 revenue. If Elanco were to fail to market, sell and support the bovine vaccines we produce and sell to Elanco sufficiently, similar to Merck Animal Health's failure to market, sell and support our heartworm preventive product in 2019, our sales could decline. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

Our Chief Executive Officer has acknowledged outside business interests which may occupy a portion of his time.

On November 26, 2018, Heska Imaging, LLC entered into a Purchase Agreement for Certain Assets with Cuattro, LLC, pursuant to which Heska Imaging, LLC purchased certain software and related assets and terminated its existing Amended and Restated Master License Agreement and Supply Agreement with Cuattro, LLC. Heska Imaging, LLC is required to make a good faith effort to transition to a new cloud provider in a timely way; however Cuattro, LLC is required to provide services until that transition happens. As discussed below, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.
Mr. Wilson’s employment agreement with us acknowledges that Mr. Wilson has business interests in Cuattro, LLC, Cuattro Software, LLC and Cuattro Medical, LLC which may require a portion of his time, resources and attention during his working hours. If Mr. Wilson is distracted by these or other business interests, he may not contribute as much as he otherwise would have to enhancing our business, to the detriment of our shareholder value. Mr. Wilson is the spouse of Shawna M. Wilson (“Mrs. Wilson”). Mr. Wilson, Mrs. Wilson and trusts for their children and family own a majority interest in Cuattro Medical, LLC. In addition, including equity held by Mrs. Wilson and by trusts for the benefit of Mr. and Mrs. Wilson’s children and family, Mr. Wilson also owns a 100% interest in Cuattro, LLC, the largest supplier to Heska Imaging, LLC, our wholly-owned subsidiary. Cuattro, LLC owns a 100% interest in Cuattro Software, LLC.

Cuattro, LLC charged Heska Imaging, LLC $6.0 thousand during the nine months ended September 30, 2019, and $4.6 million, $17.7 million, and $14.5 million in the years ended December 31, 2018, 2017, and 2016, respectively, primarily related to digital imaging products, for which there was an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses. Heska Corporation charged Cuattro, LLC $0.0 during the nine months ended September 30, 2019, and $3 thousand, $0.1 million, and $0.2 million in the years ended December 31, 2018, 2017, and 2016, respectively, primarily related to facility usage and other services.

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
The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers that sell us proprietary products are FUJIFILM Corporation and Shenzen Mindray Bio-Medical Electronics Co., Ltd. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on an annual basis. In the case of our point of care laboratory instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. There can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

•
Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.

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

•
Changes to United States tariff and import/export regulations. Changes to United States trade policies, treaties and tariffs could have a material adverse effect on global trade. These changes could result in increased costs of goods imported into the United States for the Company and our third party suppliers. Our third party suppliers may limit their trade with companies in the United States, including us.

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

Our future success is substantially dependent on the efforts of our senior management and other key personnel, including our Chief Executive Officer (“CEO”) and President, Kevin Wilson. The loss of the services of members of our senior management or other key personnel may significantly delay or prevent the achievement of our business objectives. Although we have employment agreements with many of these individuals, all are at-will employees, which means that either the employee or Heska may terminate employment at any time without prior notice. If we lose the services of, or fail to recruit, key personnel, the growth of our business could be substantially impaired. We do not maintain key person life insurance for any of our senior management or key personnel.

The loss of significant customers which, for example, are historically large purchasers or which are considered leaders in their fields could damage our business and financial results.

In our CCA segment, revenue from Covetrus, Inc., formerly known as Henry Schein Animal Health ("Covetrus"), represented approximately 14% of our consolidated revenue for the nine months ended September 30, 2019, and represented approximately 15%, 13% and 13% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 0% of our consolidated revenue for the nine months ended September 30, 2019, but represented approximately 12%, 12% and 11% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue from De Lage Landen Financial Services, Inc. (“DLL”) represented approximately 6% of our consolidated revenue for the nine months ended September 30, 2019, and represented approximately 6%, 7% and 11% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. DLL is a third party financing company that provides financing and leasing for, primarily, our imaging product customers. In our OVP segment, revenue from Eli Lilly entities, including Elanco, represented approximately 10% of our consolidated revenue for the nine months ended September 30, 2019, and represented approximately 9%, 11% and 12% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2019, or accounted for more than 10% of our consolidated revenue for the years ended December 31, 2018, 2017 or 2016.
Covetrus represented approximately 18% of our consolidated accounts receivable at September 30, 2019, and represented 12% and 17% of our consolidated accounts receivable at December 31, 2018 and 2017, respectively. Merck entities, including Merck Animal Health, represented approximately 0% of our consolidated accounts receivable for the nine months ended September 30, 2019, and represented approximately 10% and 15% of our consolidated accounts receivable at December 31, 2018 and 2017, respectively. DLL represented approximately 10% of our consolidated accounts receivable for the nine months ended September 30, 2019, and represented 8% and 11% of our consolidated accounts receivable at December 31, 2018 and 2017, respectively. Eli Lilly entities, including Elanco, represented approximately 20% of our consolidated accounts receivable for the nine months ended September 30, 2019, and represented approximately 32% and 4% of our consolidated accounts receivable at December 31, 2018 and 2017, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at September 30, 2019, or accounted for more than 10% of our consolidated accounts receivable at December 31, 2018 or 2017.
The loss of these or other significant customers could damage our business, reputation, and financial results.
We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.
The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors that sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. (‘‘IDEXX”) and Zoetis Inc. (‘‘Zoetis’). The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Sante´ Animale, Eli Lilly, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. Zoetis has recently launched allergy products which may diminish the competitiveness and sales prospects for our own allergy immunotherapy products. IDEXX has recently launched an SDMA test in its point of care laboratory chemistry line, which may cause veterinary customers to prefer IDEXX products to ours.
If we fail to compete successfully, our ability to achieve sustained profitability will be limited and sustained profitability, or profitability at all, may not be possible.
We benefit from relationships or collaboration with third parties, including but not limited to, companies, buying groups, veterinary hospital groups and reference laboratory entities that operate in our markets. Beneficial third party, semi-competitive, directly competitive and cooperative relationships that affect how we go to market, develop products, generate leads and other commercial efforts of Heska may be negatively affected as a result of consolidation, acquisition, merger, exclusive arrangement or other agreements or activities between and amongst those third parties and others.
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
We may not develop and maintain marketing and/or sales capabilities successfully, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms, or at all. If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease. This could result in the loss of distribution rights for products or failure to gain access to new products and could cause damage to our reputation and adversely affect our business and future prospects. The market for companion animal healthcare products is highly fragmented. Because our CCA proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell all our CCA products primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales. As the vast majority of cash flow to veterinarians ultimately is funded by pet owners without private insurance or government support, our business may be more susceptible to severe economic downturns than other health care businesses that rely less on individual consumers.
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
We have entered into agreements with independent third party distributors, including Covetrus, who we anticipate will market and sell our products to a greater degree than in the recent past. Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin. For us to be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the time, energy and focus of the employees of such distributor given other products the distributor may be carrying, potentially including those of our competitors. If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer.
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

•
reduced or altered protection for intellectual property rights in foreign countries data privacy laws which require that data storage and processing be subject to laws different than the United States.

As a result of these and other factors, international expansion may be more difficult and not generate the results we anticipate, which could negatively impact our business.
We may face costly legal disputes, including disputes related to our intellectual property or technology or that of our suppliers or collaborators.
We may face legal disputes related to our business. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. For example, it took us until October 10, 2018, to reach an agreement in principle to settle the complaint that was filed against the Company by Shaun Fauley on March 12, 2015 in the United States District Court for the Northern District of Illinois alleging our transmittal of unauthorized faxes in violation of the federal Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, as a class action (the “Fauley class action”). The settlement, which was approved by the court on February 28, 2019, required us, among other things, to pay $6.75 million to class members, as well as to pay attorneys’ fees and expenses to legal counsel to the class, which we paid in full on April 3, 2019. Insurance coverage may not cover any costs required to litigate a legal dispute or an unfavorable ruling or settlement. We did not have insurance coverage for the settlement arrangement regarding the Fauley class action and had to borrow under our Credit Facility to fund the settlement. A legal dispute leading to an unfavorable ruling or settlement, whether or not insurance coverage may be available for any portion thereof, could have material adverse consequences on our business. Moreover, we may have to use legal means and incur affiliated costs to secure the benefits to which we are entitled under third party agreements, such as to collect payment for goods shipped to third parties, which would reduce our income as compared to what it otherwise would have been.
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
We prepare our financial statements in conformance with GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others which interpret and create accounting policies. A change in those policies or how those policies are interpreted can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results and the way we conduct our business, or have a negative impact on us if we fail to track such changes.
If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $27.2 million at September 30, 2019, and $26.7 million at December 31, 2018. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.
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
We are currently evaluating, and we intend to pursue, acquisitions and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.
We are currently evaluating, and we intend to pursue, acquisitions and other strategic development opportunities, including minority investments where strategic. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value. We may also diminish our cash resources or dilute stockholders in order to finance any such acquisition or other strategic transaction.
The success of any acquisition will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations and cash flows could be materially adversely affected. Furthermore, it is possible we will use management time and resources to pursue opportunities we ultimately are unable or decide not to consummate, in which case, we may not be able to utilize such management time and resources on what may have proved to be more productive matters in other areas of our business.
Obtaining and maintaining regulatory approvals in order to market our products may be costly and could delay the marketing and sales of our products. Failure to meet all regulatory requirements could cause significant losses from affected inventory and the loss of market share.
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
Difficulties in making established products to all regulatory specifications may lead to significant losses related to affected inventory as well as market share. Among the conditions for certain regulatory approvals is the requirement that our facilities and/or the facilities of our third party manufacturers conform to current Good Manufacturing Practices and other analogous or additional requirements. If any regulatory authority determines that our manufacturing facilities or those of our third party manufacturers do not conform to appropriate manufacturing requirements, we or the manufacturers of our products may be subject to sanctions, including, but not limited to, warning letters, manufacturing suspensions, product recalls or seizures, injunctions, refusal to permit products to be imported into or exported out of the United States, refusals of regulatory authorities to grant approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions. Furthermore, third parties may perceive procedures required to obtain regulatory approval objectionable and may attempt to disrupt or otherwise damage our business as a result. In addition, certain of our agreements may require us to pay penalties if we are unable to supply products, including for failure to maintain regulatory approvals.
Any of these events, alone or in combination with others, could significantly damage our business or results of operations.
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
Cyberattack related breaches of our information technology systems could have an adverse effect on our business.
Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect and defend against, notwithstanding our ongoing evaluation of and improvements to the preventive measures we take on to reduce the risks associated with these threats based on our own experience and those observed in the broader market. Cyberattacks, ranging from the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to our Company's confidential information or assets or disrupting our Company’s ability to operate normally, could have a material adverse effect on our business.
Cyberattacks may cause equipment failures, loss of information or assets, including sensitive personal information of third party vendors, customers or employees, or valuable technical and marketing information, as well as disruptions to our or our vendor or customers’ operations. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective. Cyberattacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The preventive actions we take on an ongoing basis to reduce the risks and mitigate the potential damages associated with cyberattacks, including protection of our systems, networks and assets and the retention of cybersecurity insurance policies, may be insufficient to repel or mitigate entirely the effects of a cyberattack.
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data in the wake of the breach, such a breach could materially damage business partner and customer relationships, and reduce or otherwise negatively impact access to online services. Moreover, if a computer security breach affects our systems or results in the unauthorized release of Personally Identifiable Information (“PII”), our reputation and brand could be materially damaged; use of our products and services could decrease, we could suffer from reputational harm impacting sales revenue, and we could be faced with unforeseen regulatory investigation, remediation and litigation costs. Our cybersecurity insurance policies may not cover the full extent, or any, of the potential financial harm that could be caused by a breach of our systems, including in respect of theft or possible damages claims that may be brought against us by our business partners and customers in respect of any such breach.
The frequently changing attack techniques, along with the increased volume and sophistication of the attacks, create additional potential for us to be adversely impacted by this activity. This impact could result in reputational, competitive, operational or other business harm as well as management distraction, financial losses and costs, and regulatory action.
We may be unable to protect our stakeholders’ privacy or we may fail to comply with privacy laws.
The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers, employees and suppliers expect that we will protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyberattack or corruption of customer, employee or supplier data or our failure to comply with federal, state, local and foreign privacy laws, including the European Union’s General Data Protection Regulation (“GDPR”) and the Health Insurance Portability and Accountability Act, could result in lost sales, remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. GDPR became effective in 2018, for example, and requires companies to meet new and enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Despite our efforts and investments in technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, the payment card industry (“PCI”) is controlled by a limited number of vendors that have the ability to impose changes in PCI’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition. Furthermore, we maintain cybersecurity insurance coverage at levels that we believe are appropriate for our business. The costs related to significant security breaches or disruptions, however, could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the amounts of our insurance coverage are inadequate to satisfy any damages and losses in the event of a cybersecurity incident, we may have to expend significant resources to mitigate the impact of such an incident, and to develop and implement protections to prevent future incidents of this nature from occurring. Such financial exposure could have a material adverse effect on our business.
We may not be able to continue to achieve sustained profitability or increase profitability on a quarterly or annual basis.
Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $134.7 million and $135.0 million, respectively. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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
Risks related to our common stock
Our stock price has historically experienced high volatility, and could do so in the future, including experiencing a material price decline resulting from a large sale in a short period of time. This volatility could affect the value of our common stock.
Should a relatively large stockholder decide to sell a large number of shares in a short period of time, it could lead to an excess supply of our shares available for sale and correspondingly result in a significant decline in our stock price.
The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended September 30, 2019, the closing stock price of our common stock has ranged from a low of $64.17 to a high of $110.34, and the closing sale price of our common stock on November 5, 2019 was $94.30 per share. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•	stock sales by large stockholders or by insiders;

•	changes in the outlook for our business;

•	our quarterly operating results, including as compared to expected revenue or earnings and in comparison to historical results;

•	termination, cancellation or expiration of our third-party supplier relationships;

•	announcements of technological innovations or new products by our competitors or by us;

•	litigation;

•	regulatory developments, including delays in product introductions;

•	developments or disputes concerning patents or proprietary rights;

•	availability of our revolving line of credit and compliance with debt covenants;

•	releases of reports by securities analysts;

•	economic and other external factors;

•	issuances of equity or equity-linked securities by us; and

•	general market conditions
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, it is likely we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.
On May 4, 2010, our stockholders approved an amendment (the “NOL Protective Amendment”) to our Certificate of Incorporation. The NOL Protective Amendment places restrictions on the transfer of our common stock that could adversely affect our ability to use our domestic Federal Net Operating Loss carryforward (“NOL”). In particular, the NOL Protective Amendment prevents the transfer of shares without the approval of our board of directors if, as a consequence, an individual, entity or groups of individuals or entities would become a 5-percent holder under Section 382 of the Internal Revenue Code of 1986, as amended, and the related Treasury regulations, and also prevents any existing 5-percent holder from increasing his or her ownership position in the Company without the approval of our board of directors. Any transfer of shares in violation of the NOL Protective Amendment (a “Transfer Violation”) shall be void ab initio under the our Certificate of Incorporation and our board of directors has procedures under our Certificate of Incorporation to remedy a Transfer Violation including requiring the shares causing such Transfer Violation to be sold and any profit resulting from such sale to be transferred to a charitable entity chosen by the Company’s board of directors in specified circumstances. The NOL Protective Amendment could have an adverse impact on the value and trading liquidity of our stock if certain buyers who would otherwise have bid on or purchased our stock, including buyers who may not be comfortable owning stock with transfer restrictions, do not bid on or purchase our stock as a result of the NOL Protective Amendment. In addition, because some corporate takeovers occur through the acquirer’s purchase, in the public market or otherwise, of sufficient shares to give it control of a company, any provision that restricts the transfer of shares can have the effect of preventing a takeover. The NOL Protective Amendment could discourage or otherwise prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management and the board of directors against the possibility of removal to a greater degree than had the NOL Protective Amendment not passed.
In February 2018, our board of directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our board of directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Shareholder (as defined in our Certificate of Incorporation). On August 7, 2019, our board of directors determined to waive the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of the Notes, any issuance of shares of the Company’s common stock upon conversion of any of the Notes, and any subsequent and further transfer of any such common stock, to the extent such restrictions would otherwise have been applicable thereto. These waivers, and any similar waivers that our board of directors may grant in the future, may make it more likely that we have a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations. State net operating loss carryforwards may be similarly or more stringently limited. Any limitations on our ability to use our pre-change of ownership net operating losses to offset taxable income could potentially result in increased future tax liability to us.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrades our stock, lowers their price target, or publishes unfavorable or inaccurate research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
We have not declared or paid any dividends on our common stock since 2012 and we do not anticipate paying any cash dividends in the foreseeable future.
We have not declared or paid any dividends on our common stock since October 2012. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, investors in our common stock may only receive a return on their investment in our common stock if the market price of our common stock increases.
We have fewer than 300 holders of record, which could allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our common stock on The Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on The Nasdaq Capital Market.
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
If we were delisted from The Nasdaq Capital Market, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and any stockholder’s ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

Provisions in our Certificate of Incorporation and bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Our Certificate of Incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	place restrictions on the transfer of our common stock that could adversely affect our ability to use our domestic NOL, which can have an effect of preventing a takeover;

•	establish a classified board of directors through our 2020 annual meeting of stockholders so that not all members of our board of directors are elected at one time;

•	provide that our board of directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	set forth supermajority requirements for amending certain provisions of our Certificate of Incorporation or our bylaws;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested’ stockholder and which may discourage, delay, or prevent a change of control of our company.
Any provision of our Certificate of Incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also negatively affect the price that some investors are willing to pay for our common stock.
Risks related to the outstanding Notes
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes and any future borrowings under our $2.0 million, cash collateralized, letter of credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. If a fundamental change occurs, or if the Notes are accelerated due to an event of default under the indenture, such events may lead to a default under agreements governing our future indebtedness. Any future indebtedness of ours may contain restrictions on our ability to pay cash upon conversion or repurchase of the Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or by electing an exchange process for the Notes and a designated financial institution delivers the applicable conversion consideration, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results and the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In September 2019, the Company issued and sold $86.25 million in aggregate principal amount of Notes (which included the exercise in full by the Initial Purchasers of their option to purchase an additional $11.25 million in aggregate principal amount of the Notes) in a private offering to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. Additional disclosure concerning this issuance can be found in our Current Report on Form 8-K filed with the SEC on September 11, 2019 and in our Current Report on Form 8-K filed with the SEC on September 17, 2019. The shares of the common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Item 6.        Exhibits

Exhibit Number	Notes	Description of Document
4.1	(1)	Indenture, dated as of September 17, 2019, by and between the Heska Corporation and U.S. Bank National Association, as Trustee (including the form of the Notes)
4.2	(1)	Form of 3.750% Convertible Senior Notes due 2026 (included with Exhibit 4.1)
10.1	(2)	Amendment to Credit Facility
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Furnished and not filed herewith.
(1)	Filed with the Registrant's Form 8-K on September 17, 2019.
(2)	Filed with the Registrant's Form 8-K on September 11, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2019.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)