Form 10-K
period 2019-12-31
HESKA CORP
filed 2020-02-28
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $591,307,230 as of June 28, 2019 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

7,838,402 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at February 27, 2020.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2020 Annual Meeting of Stockholders to be held on or about April 8, 2020.

HESKA, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element COAG, Element DC5X and Element RC are registered trademarks and SonoPod, DentiPod and Element i+ are trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This annual report on Form 10-K also refers to trademarks and trade names of other organizations.

-i-

Statement Regarding Forward Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K and include, among others, risks and uncertainties related to:

•	the success of third parties in marketing our products;

•	outside business interests of our Chief Executive Officer,

•	our reliance on third party suppliers and collaborative partners;

•	our dependence on key personnel;

•	our dependence upon a number of significant customers;

•	competitive conditions in our industry;

•	our ability to market and sell our products successfully;

•	expansion of our international operations;

•	the impact of regulation on our business;

•	the success of our acquisitions and other strategic development opportunities;

•	our ability to develop, commercialize and gain market acceptance of our products;

•	cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;

•	product returns or liabilities;

•	volatility of our stock price;

•	our ability to service our convertible notes and comply with their terms.
Readers are cautioned not to place undue reliance on these forward-looking statements.
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2020 proxy statement on Schedule 14A, as of the date of the Schedule 14A.
PART I

Item 1.	Business
Unless we state otherwise or the context otherwise requires, the terms "Heska," "we," "our," "us" and the "Company" refer to Heska Corporation and its consolidated subsidiaries.
Our Certificate of Incorporation, as amended (the “Charter”), authorizes three classes of stock: Original Common Stock, Public Common Stock, and Preferred Stock.  Pursuant to an NOL Protective Amendment to the Charter adopted in 2010, all shares of Original Common Stock then outstanding were automatically reclassified into shares of Public Common Stock.  Our Public Common Stock trades on the Nasdaq Stock Market LLC.  In this Annual Report on Form 10-K, references to “Public Common Stock” and “common stock” are references to our Public Common Stock, unless the context otherwise requires.
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
On May 31, 2016, the Company closed a transaction (the "Cuattro Merger") to acquire Cuattro Veterinary, LLC ("Cuattro International"), which was subsequently renamed Heska Imaging International, LLC ("International Imaging") and marked our entry into the international veterinary imaging market. Financial information broken out by geographic region is incorporated by reference to Note 17 to the financial statements included under Item 8 of this annual report on Form 10-K. As of the closing date of the Cuattro Merger, the Company's interest in both International Imaging and U.S. Imaging was transferred to the Company's wholly owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
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

On February 22, 2019, the Company acquired Optomed. Optomed designs, develops, manufactures and distributes veterinary imaging solutions, with a primary focus and expertise in endoscopy technologies and has a direct sales presence in France.

On December 5, 2019, the Company acquired CVM Diagnostico Veterinario, S.L. and CVM Ecografia, jointly known as the CVM Companies ("CVM"). CVM is a Spanish company that primarily sells and performs marketing of medical equipment to veterinary clinics.

On January 14, 2020, the Company entered into an agreement among the Company, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. regarding the sale and purchase of the sole share in scil animal care company GmbH (“scil”) whereby Heska is acquiring 100% of the capital stock of scil from Covetrus Animal Health Holdings Limited, a subsidiary of Covetrus, Inc. Heska will purchase scil (the “Acquisition”) for $125 million in cash, subject to working capital and other adjustments. The Acquisition is expected to close no later than by the end of the second quarter of 2020.

We were founded as Paravax, Inc. and incorporated in California in 1988. We changed our name to Heska Corporation in 1995, reincorporated in Delaware and completed our initial public offering in 1997.
Products and Services
Our business is composed of two reportable segments, Core Companion Animal ("CCA") and Other Vaccines and Pharmaceuticals ("OVP"). The CCA segment includes, primarily for canine and feline use, Point of Care laboratory instruments and consumables; digital imaging diagnostic instruments, software and services; local and cloud-based data services; allergy testing and immunotherapy; and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The CCA segment represents approximately 87% of our revenue. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine. OVP products are sold by third parties under third party labels. OVP represents approximately 13% of our revenue.
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
Blood Chemistry. Element DC® Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The Element DC5x® Veterinary Chemistry Analyzer (the "Element DC5x"), launched during 2018, delivers faster run times, higher throughput, and allows simultaneous staging of five patient samples. The Element DC and Element DC5x utilize the same test slides. We are supplied with the Element DC and Element DC5x, as well as the affiliated test slides and supplies, under a contractual agreement with FUJIFILM.
We also market and distribute the Element RC®, an easy-to-use, compact chemistry system that utilizes load-and-go rotors for blood chemistry and electrolyte analysis. A small volume of whole blood can be loaded on the rotor, eliminating the need for external centrifugation. Rotors of various test menus are available, providing results for up to 20 measured tests plus additional calculated values. Typical rotor run times are 12 minutes.
Hematology. The Element HT5® Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which measures key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5 can generate results in less than a minute with 15 µL of sample. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). The HemaTrue® Veterinary Hematology Analyzer (the "HemaTrue") is an easy-to-use and reliable 3-part hematology blood analyzer that we continue to offer to our customers. We are supplied with the HemaTrue reagents and supplies under a contractual agreement with Boule Medical AB ("Boule").

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
Immunodiagnostics. The Element i® Immunodiagnostic Analyzer (the "Element i") utilizes fluorescence immunoassay technology to ensure sensitivity for accurate in-clinic detection of Total T4, TSH, Cortisol, Bile Acids, and Progesterone. The Element i is a benchtop technology with a test time of 10 minutes or less per analyte. Along with confidence in results, this measurement principle allows for simplified reagents and testing protocols. Element i units are supplied to us under a contractual agreement with FUJIFILM.
Coagulation. The Element COAG® Veterinary Analyzer (the "Element COAG") is a compact benchtop, cartridge-based system used for coagulation and specialty testing. There are five test cartridges offered: the PT/aPTT Coag Combo, Equine Fibrinogen, Canine Fibrinogen, Canine DEA 1 Blood Typing and Feline A and B Blood Typing. Each of these cartridges perform accurate, automated analysis using less than 100 µL of sample in just minutes. We are supplied with the Element COAG and affiliated cartridges and supplies under a contractual agreement with Zoetis US, LLC, a unit of Zoetis Inc.
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
We also sell mobile digital radiography products, primarily for equine use, such as the Uno 6TM, a full powered, portable digital radiography generator integrated with an embedded touchscreen acquisition and review function, based upon a patented design of Cuattro, LLC ("Cuattro"). In addition to Uno 6TM, we sell the Slate HUBTM, a mobile digital radiography acquisition console that is capable of operating as a general full field wireless x-ray imager and as the control and display for DentiPodTM, a large format equine intraoral dental sensor, and SonoPod TM, a wireless ultrasound.
Ultrasound Systems. We sell ultrasound products, including affiliated probes and peripherals, with varying features and corresponding price points.
Diagnostic Data and Support. CloudbankTM is an automatic, secure, web-based image storage solution designed to interface with the imaging products we sell. ViewCloudTM and HeskaView+TM are Picture Archival and Communications Systems (PACS) for CloudbankTM for web or local viewing, reporting, planning and email sharing of studies on Internet devices, including personal computers, tablet devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support customers. Access and operation between our imaging devices, CloudbankTM and SupportCloudTM is supported by the acquisition software used in the equipment we sell.

With the acquisition of U.S. Imaging, we entered into supply and license agreements with Cuattro to secure exclusive rights to, among other things, proprietary acquisition software, CloudbankTM, ViewCloudTM, research and development and other benefits. Cuattro provided us with much of the hardware, software, data hosting and other services for our digital radiography solutions under these exclusive contractual arrangements. Cuattro is 100% owned by our President and Chief Executive Officer, Kevin S. Wilson, his spouse, Shawna M. Wilson ("Mrs. Wilson") and by trusts for the benefit of their children and family. On December 21, 2018, we closed on the purchase of the acquisition software previously provided by Cuattro in the amount of $8.2 million and terminated the supply and license agreement. Related party and acquisition disclosures are incorporated by reference to Note 3 to the financial statements included under Item 8 of this annual report on Form 10-K.
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
Other Vaccines and Pharmaceuticals Segment
We developed a line of bovine vaccines that are licensed by the U.S. Department of Agriculture ("USDA"). Historically, the largest distributor of these vaccines was Agri Laboratories, Ltd. ("AgriLabs"), who sold these vaccines primarily under the Titanium® and MasterGuard® brands. In November 2013, AgriLabs assigned the long-term agreement with us related to these vaccines, and the agreement was assumed by Eli Lilly and Company ("Eli Lilly") operating through Elanco. In January 2015, we signed a long-term Master Supply Agreement related to these vaccines with Eli Lilly operating through Elanco, thereby terminating the AgriLabs agreement previously assumed by Eli Lilly in November 2013.
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
Marketing, Sales and Customer Support
We currently market our CCA products in the U.S. to veterinarians through an outside field organization, a telephone sales force and independent third-party distributors, as well as through trade shows, print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2019, our customer facing sales, installed base support and utilization organization consisted of 100 individuals in various parts of the U.S.
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

Internationally, we market our CCA products to veterinarians primarily through third-party veterinary diagnostic laboratories and independent third party distributors but through our recent acquisitions of Optomed and CVM and organic effort in Australia, we have begun to market directly.
All OVP products are marketed and sold by third-parties under third-party labels.
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
We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products. We believe that our active participation in scientific networks and our reputation for investing in research enhances our ability to acquire external product opportunities. We have collaborated, and intend to continue to do so, with a number of companies and universities. Examples of such collaborations include:

•	Quidel for the development of SOLO STEP CH Cassettes and SOLO STEP FH Cassettes;

•	Mindray for the development of veterinary applications for the HT5 Veterinary Hematology Analyzer and associated reagents;

•	FUJIFILM for the development of veterinary applications for the Element DC and Element DC5x Veterinary Chemistry Analyzers and associated slides and supplies;

•MBio Diagnostics for the development and manufacturing of the Immuno-assay Analyzer; and

•	Collaborating with third-parties for the development and manufacturing of the Element UF urine and fecal analyzers.
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
We actively seek patent protection both in the U.S. and abroad. Our issued patent portfolios primarily relate to heartworm control, flea control, allergy, infectious disease vaccines, diagnostic and detection tests, immunomodulators, instrumentation, pain control and vaccine delivery technologies. As of December 31, 2019, we owned, co-owned or had rights to 18 issued U.S. patents expiring at various dates from January 2020 to April 2024 and had no pending U.S. patent applications. Our corresponding foreign patent portfolio as of December 31, 2019 included 16 issued patents in various foreign countries expiring at various dates from April 2020 to August 2024 and had no pending applications.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for-profit companies.
Seasonality
While we do not experience significant seasonal fluctuations in our sales throughout the year, we generally experience higher sales in the fourth quarter due to industry trade shows and other similar activity.
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

CCA products previously discussed which have received regulatory approval in the U.S. and/or elsewhere are summarized below:

Products	Country	Regulated	Agency	Status
ALLERCEPT Allergy Treatment Sets	U.S. Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP CH	U.S. EU Canada	Yes No-in most countries Yes	USDA CCVB	Licensed Licensed
SOLO STEP FH	U.S. Canada	Yes Yes	USDA CCVB	Licensed Licensed
TRI-HEART Plus Heartworm Preventive	U.S. Hong Kong Macau	Yes Yes Yes	FDA AFCD IACM	Licensed Licensed Licensed

Customer Concentration

The information concerning our significant customers included in our Risk Factors section of this annual report under the caption “The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results” is incorporated herein by reference thereto.
Competition
Our market is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors who sell products under their own private labels. In the Point of Care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX") and Zoetis Inc. ("Zoetis"). Idexx has a larger veterinary product and service offering than we do and a large sales infrastructure network and a well-established brand name. Zoetis also has a large sales infrastructure network.
The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than our OVP segment's customers. Companies with a significant presence in the animal health market such as Bayer AG, CEVA Santé Animale, Elanco, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.

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
Employees
As of December 31, 2019, we and our subsidiaries employed 386 people.
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

Information About Our Executive Officers
Our executive officers and their ages as of February 28, 2020 are as follows:

Name	Age	Position
Kevin S. Wilson	47	Chief Executive Officer and President
Catherine Grassman	44	Executive Vice President, Chief Financial Officer
Nancy Wisnewski, Ph.D.	57	Executive Vice President, Chief Operating Officer
Steven M. Eyl	54	Executive Vice President, Global Sales and Marketing
Jason D. Aroesty	45	Executive Vice President, International Diagnostics
Kevin S. Wilson was appointed President and Chief Executive Officer effective March 31, 2014. He previously served as our President and Chief Operating Officer from February 2013. Mr. Wilson became a member of our Board of Directors in May 2014. Mr. Wilson is a founder, member and officer of Cuattro,

LLC, an imaging diagnostic company. Since 2008, he has been involved in developing technologies for radiographic imaging with Cuattro, LLC and as a founder of Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC. Mr. Wilson served on the board of various private, non-profit and educational organizations from 2005 to 2011. He was a founder of Sound Technologies, Inc., a diagnostic imaging company, in 1996. After Sound Technologies, Inc. was sold to VCA Antech, Inc. in 2004, Mr. Wilson served as Chief Strategy Officer for VCA Antech, Inc. until 2006. Mr. Wilson attended Saddleback College.
Catherine Grassman, CPA, was appointed Executive Vice President, Chief Financial Officer on May 6, 2019. She previously served as Vice President and Chief Accounting Officer from December 2017 to May 2019 and as Corporate Controller from January 2017 to December 2017. Ms. Grassman has been a central figure in the Company’s accounting and finance leadership. Prior to joining Heska, Ms. Grassman was Corporate Controller of KeyPoint Government Solutions, a mid-sized private-equity backed, background investigation services company. She also spent more than 15 years with PricewaterhouseCoopers, LLP as a senior manager in the audit practice. She is licensed in Colorado as a Certified Public Accountant and possesses a Master of Accountancy and a Bachelor of Business Administration from Stetson University.
Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Chief Operating Officer in August 2019. She previously served as Executive Vice President, Diagnostic Operations and Product Development from September 2016 to August 2019, as Executive Vice President, Product Development and Customer Service from April 2011 to September 2016 and as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development. Dr. Wisnewski held various positions in Heska's Research and Development organization between 1993 and 2005. She holds a Ph.D. in Parasitology/Biochemistry from the University of Notre Dame and a BS in Biology from Lafayette College.
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
Jason D. Aroesty was appointed Executive Vice President, International Diagnostics in April 2018. Mr. Aroesty worked more than 15 years in the In-Vitro Diagnostics industry, where he played key commercial leadership roles in the healthcare division at Siemens, a global imaging and laboratory diagnostics leader. Mr. Aroesty was based in Europe for more than 10 years, where he led multiple country organizations, eventually assuming European regional responsibilities. Prior to joining Heska, he was responsible for Global Sales, Marketing and Communications for Siemens Point of Care (2015-2018). Mr. Aroesty graduated with a BS degree from Syracuse University and an MBA degree from the University of Rochester's Simon School.

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

Risks related to our business and industry

If the third parties that have substantial marketing rights for certain of our historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

We are party to an agreement with Merck Animal Health, which grants Merck Animal Health exclusive distribution and marketing rights for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, ultimately sold to or through veterinarians in the United States. In 2019, Merck failed to market, sell and support our heartworm preventive product, which resulted in depressed OVP segment annual revenue. Revenue from Merck & Co., Inc. ("Merck") entities, including Merck Animal Health, represented 1% of our 2019 revenue. Historically, a significant portion of our OVP segment’s revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium and MasterGuard brands. We have a supply agreement with Elanco for the production of these vaccines, which represented 8% of our 2019 revenue. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

Our Chief Executive Officer has acknowledged outside business interests which may occupy a portion of his time.

On November 26, 2018, Heska Imaging, LLC entered into a Purchase Agreement for Certain Assets with Cuattro, LLC, pursuant to which Heska Imaging, LLC purchased certain software and related assets and terminated its existing Amended and Restated Master License Agreement and Supply Agreement with Cuattro, LLC. Heska Imaging, LLC is required to make a good faith effort to transition to a new cloud provider in a timely way; however, Cuattro, LLC is required to provide services until that transition happens. As discussed below, Mr. Wilson has an interest in these agreements and any time and resources devoted to monitoring and overseeing this relationship may prevent us from deploying such time and resources on more productive matters.

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

Cuattro, LLC charged Heska Imaging $6.0 thousand, $4.6 million, and $17.7 million during 2019, 2018, and 2017, respectively, primarily related to digital imaging products, for which there was an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses. Heska Corporation charged Cuattro, LLC $0, $3.0 thousand, and $0.1 million in the years ended December 31, 2019, 2018, and 2017, respectively, primarily related to facility usage and other services.

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

•
Global human and animal health risk. Several of our suppliers have operations in areas that may be susceptible to public health emergencies that could restrict global trade generally, and our access to consumables and product, specifically. The risk of infectious disease in humans and animals may limit trade and product access with third party suppliers with companies inside and outside the United States, including us. In particular, the use of animal bi-product may affect our consumable supply as a result of global animal health risks.

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

We are dependent upon a number of significant customers. In our CCA segment, revenue from Covetrus, Inc., formerly known as Henry Schein Animal Health ("Covetrus"), represented approximately 14%, 15% and 13% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 1%, 12% and 12% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In our OVP segment, revenue from Elanco represented approximately 8%, 9% and 11% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2019, 2018 or 2017.

Covetrus represented 19% and 12% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. Merck entities, including Merck Animal Health, represented approximately 1% and 10% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. Elanco represented approximately 4% and 32% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2019 or 2018. The loss of, or material reduction in business from, any of our significant customers could adversely affect our business and financial results.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors that sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. and Zoetis Inc.. The products manufactured by our OVP segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP segment customers. Competitors may have facilities with similar capabilities to our OVP segment, which they may operate and sell at a lower unit price to customers than our OVP segment does, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as Bayer AG, CEVA Sante´ Animale, Elanco, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. Zoetis has recently launched allergy products which may diminish the competitiveness and sales prospects for our own allergy immunotherapy products. IDEXX has recently launched an SDMA test in its point of care laboratory chemistry line, which may cause veterinary customers to prefer IDEXX products to ours.

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

•
reduced or altered protection for intellectual property rights and data privacy laws in foreign countries, which require that data storage and processing be subject to laws different than the United States.

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

We prepare our financial statements in conformance with GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others which interpret and create accounting policies. A change in those policies or how those policies are interpreted can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may adversely affect our reported financial results and the way we conduct our business or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $36.2 million at December 31, 2019 and $26.7 million at December 31, 2018. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

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

We are in the process of completing our acquisition of scil. While we expect this acquisition to close by the end of the second quarter of 2020, certain issues may arise that prevent its completion. The scil acquisition is subject to risks and uncertainties, including, but not limited to, uncertainties related to the closing of the acquisition, the ability to achieve the anticipated benefits of the acquisition, uncertainties related to supplier availability, competing suppliers, any product’s ability to perform and be recognized as anticipated, in particular when such product is under development, uncertainties related to our ability to sell and market its products in an economically sustainable fashion, including related to varying customs, cultures, languages and sales cycles and uncertainties with foreign political and economic climates, and our ability to integrate the acquired scil business within our existing operations, and new product development and release schedules. We continue to evaluate, and we intend to pursue, acquisitions and other strategic development opportunities, including minority investments where strategic. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value. We may also diminish our cash resources or dilute stockholders in order to finance any such acquisition or other strategic transaction.

The success of any acquisition will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions is likely to require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations and cash flows could be materially adversely affected. Furthermore, it is possible we will use management time and resources to pursue opportunities we ultimately are unable or decide not to consummate, in which case, we may not be able to utilize such management time and resources on what may have proved to be more productive matters in other areas of our business.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect and defend against, notwithstanding our ongoing evaluation of and improvements to the preventive measures we take on to reduce the risks associated with these threats based on our own experience and those observed in the broader market. Cyberattacks, ranging from the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to our Company's confidential information or assets or disrupting our Company’s ability to operate normally, could have a material adverse effect on our business. Cyberattacks may cause equipment failures, loss of information or assets, including sensitive personal information of third-party vendors, customers or employees, or valuable technical and marketing information, as well as disruptions to our or our vendor or customers’ operations. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective. Cyberattacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The preventive actions we take on an ongoing basis to reduce the risks and mitigate the potential damages associated with cyberattacks, including protection of our systems, networks and assets and the retention of cybersecurity insurance policies, may be insufficient to repel or mitigate entirely the effects of a cyberattack.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data in the wake of the breach, such a breach could materially damage business partner and customer relationships and reduce or otherwise negatively impact access to online services. Moreover, if a computer security breach affects our systems or results in the unauthorized release of Personally Identifiable Information (“PII”), our reputation and brand could be materially damaged; use of our products and services could decrease, we could suffer from reputational harm impacting sales revenue, and we could be faced with unforeseen regulatory investigation, remediation and litigation costs. Our cybersecurity insurance policies may not cover the full extent, or any, of the potential financial harm that could be caused by a breach of our systems, including in respect of theft or possible damages claims that may be brought against us by our business partners and customers in respect of any such breach.

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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2019, we had an accumulated deficit of $136.4 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to continue to be profitable in future periods will depend, in part, on our ability to increase sales in our CCA segment, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2019, the closing stock price of our common stock has ranged from a low of $64.17 to a high of $99.34, and the closing sale price of our common stock on February 27, 2020 was $97.54 per share. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

In February 2018, our board of directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our board of directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Shareholder (as defined in our Certificate of Incorporation). On August 7, 2019, our board of directors determined to waive the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of our 3.75% Convertible Senior Notes due 2026 (the "Notes"), any issuance of shares of the Company’s common stock upon conversion of any of the Notes, and any subsequent and further transfer of any such common stock, to the extent such restrictions would otherwise have been applicable thereto. These waivers, and any similar waivers that our board of directors may grant in the future, may make it more likely that we have a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations. State net operating loss carryforwards may be similarly or more stringently limited. Any limitations on our ability to use our pre-change of ownership net operating losses to offset taxable income could potentially result in increased future tax liability to us.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
Our principal administrative and research and development activities are located in Loveland, Colorado. We lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement that expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of approximately 160,000 square feet of buildings on 34 acres of land, which we own. We also own a 169-acre farm used principally for testing products, located in Carlisle, Iowa. Our European facility in Fribourg, Switzerland has approximately 6,000 square feet leased under an agreement which expires in 2022. We also lease approximately 2,000 square feet at a facility in Nunawading, a suburb of Melbourne, Australia, with a base term that expires in January 2022. In November 2019, we acquired a 7,500 square foot facility on 4 acres of land in Les Ulis, France as part of the purchase agreement with Optomed. In December 2019, we entered into lease agreements for two warehouses in Tudela, Spain for the development of the business activities of the CVM companies. The warehouses are approximately 6,500 square feet and 4,000 square feet and are leased under agreements that both expire in November 2026.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.
As of December 31, 2019, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA".
As of February 27, 2020, there were approximately 250 holders of record of our Public Common Stock, and approximately 4,000 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.
Issuer Purchases of Equity Securities
There were no purchases of our outstanding Public Common Stock during the fourth quarter of our fiscal year ended December 31, 2019.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2019 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
Heska Corporation	$100	$213	$395	$442	$475	$529
NASDAQ Medical Supplies Index	$100	$111	$126	$165	$177	$234
NASDAQ Composite Total Return Index	$100	$107	$116	$151	$147	$200

Item 6.	Selected Financial Data
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

	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenue, net	$122,661	$127,446	$129,341	$130,083	$104,597
Net (loss) income attributable to Heska Corporation	$(1,465)	$5,850	$9,953	$10,508	$5,239

(Loss) earnings per share attributable to Heska Corporation:
Basic (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.81	$1.42	$1.55	$0.80
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.74	$1.30	$1.43	$0.74
Basic weighted-average common shares outstanding	7,446	7,220	7,026	6,783	6,509
Diluted weighted-average common shares outstanding	7,446	7,856	7,642	7,361	7,074

Consolidated Balance Sheets Data:
Total assets	$244,424	$156,452	$135,444	$130,844	$109,719
Long-term obligations and redeemable preferred stock	$50,882	$6,031	$6,000	$—	$—

Cash dividends declared per share:	$—	$—	$—	$—	$—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and related Notes included in Items 6 and 8, respectively, of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on February 27, 2020, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws.
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care laboratory instruments and consumables; Point of Care digital imaging diagnostic instruments; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
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
CCA represented approximately 87% of our 2019 revenue. OVP represented approximately 13% of our 2019 revenue.
CCA Segment
Revenue from Point of Care laboratory including instruments, consumables and other revenue such as service represented $67.1 million, $57.4 million and $54.9 million of our 2019, 2018 and 2017 revenue, respectively. Revenue in this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Approximately $53.6 million, $44.8 million and $39.2 million of our 2019, 2018 and 2017 revenue, respectively, resulted from the sale of such testing consumables to an installed base of instruments. Approximately $12.1 million, $10.8 million and $13.8 million of our 2019, 2018 and 2017 revenue, respectively, was from instrument sales, including revenue recognized from sales-type lease treatment. Included in instrument sales are sales of infusion pumps, which are sold outright through distribution. Sales of infusion pumps were $3.0 million, $2.7 million, and $4.0 million for 2019, 2018 and 2017, respectively. Approximately $1.4 million, $1.8 million and $1.9 million of our 2019, 2018 and 2017 revenue, respectively, was from other revenue sources, such as charges for repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas and immunodiagnostic testing and their affiliated operating consumables.
Point of Care digital imaging hardware, software and services represented approximately $25.7 million, $22.8 million and $21.9 million of 2019, 2018 and 2017 revenue, respectively. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the U.S. and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostics laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals, as well as research and development, licensing and royalty revenue, represented $13.8 million, $28.7 million and $28.4 million of our 2019, 2018 and 2017 revenue, respectively. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Of our annual revenue, heartworm produced primarily for private-label accounted for approximately $1.7 million in 2019 and $16.8 million in both 2018 and 2017, respectively. The decrease in Other CCA revenue in 2019 was driven primarily by a $14.9 million decrease from contract manufactured heartworm preventive, Tri-Heart, as a result of reduced customer demand.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 74% and 26%, respectively, of CCA 2019 revenue, 57% and 43%, respectively, of CCA 2018 revenue and 58% and 42%, respectively, of CCA 2017 revenue.
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

Historically, a significant portion of our OVP segment's revenue has been generated from the sale of certain bovine vaccines, which have been sold primarily under the Titanium® and MasterGuard® brands. We have an agreement with Elanco for the production of these vaccines (the "Elanco Agreement"). Our OVP segment also produces vaccines and pharmaceuticals for other third parties.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. "Part II, Item 8. Note 1. Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements. We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.
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

See "Part II. Item 8. Financial Statements and Supplementary Data, Note 2. Revenue Recognition" to the consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.
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
Inventory Valuation

We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations. The inventory allowance was $1.3 million and $1.6 million as of December 31, 2019 and 2018, respectively.
Deferred Tax Assets – Valuation Allowance

We evaluate our ability to realize the tax benefits associated with a deferred tax asset (“DTA”) by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2019 and 2018, we had valuation allowances of approximately $5.7 million and $10.2 million, respectively. The change in the valuation allowance resulted from the expiration of deferred tax assets which were offset with a valuation allowance at December 31, 2018. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 5. Income Taxes" to the consolidated financial statements for additional information regarding our income taxes.

Business Combinations

We account for transactions that represent business combinations under the acquisition method of accounting, which requires us to allocate the total consideration paid for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year.

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
We performed qualitative assessments in the fourth quarters of 2019, 2018 and 2017 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2019, 2018 and 2017.

These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Share-Based Compensation Expense

We utilize share-based compensation arrangements as part of our long-term incentive plan. Under these incentive arrangements, we currently issue restricted stock awards, both tied to time vesting or performance and time vesting to employees and directors. We also issue stock options awards to employees. All significant inputs into the determination of expense as well as the related expense are discussed further in "Part II. Item 8. Financial Statements and Supplementary Data, Note 12. Capital Stock".

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

Restricted Stock Awards (Performance Vesting)

We also grant restricted stock awards subject to performance vesting criteria, in addition to service to our executive officers and other key employees. This type of grant consists of the right to receive shares of common stock, subject to achievement of time-based criteria and certain company and market performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors. We recognize any related share-based compensation expense ratably over the service period based on the probability assessment on the outcome of the performance condition related to company performance metrics. The fair value used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition related to market performance metrics. The fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed.

As of December 31, 2019, we reviewed each of the underlying corporate performance targets and determined that approximately 219,000 shares of common stock were related to corporate performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to December 31, 2019. The unrecognized compensation cost associated with the restricted stock awards not deemed probable, based on grant date fair value, is approximately $17.8 million. Any change in the probability determination could accelerate the recognition of this expense.

Recent Accounting Pronouncements

In addition to the impacts from new accounting pronouncements included above, see "Part II. Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Significant Accounting Policies" to the consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, in Item 8 of this annual report on Form 10-K.
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$122,661	$127,446	$129,341
Gross profit	54,449	56,638	58,261
Operating expenses	54,122	52,844	40,042
Operating income	327	3,794	18,219
Interest and other expense (income), net	2,910	(13)	(150)
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(2,583)	3,807	18,369
Income tax (benefit) expense	(1,446)	(2,115)	8,913
Net (loss) income before equity in losses of unconsolidated affiliates	(1,137)	5,922	9,456
Equity in losses of unconsolidated affiliates	(594)	(72)	—
Net (loss) income, after equity in losses of unconsolidated affiliates	(1,731)	5,850	9,456
Net (loss) income attributable to non-controlling interest	(266)	—	(497)
Net (loss) income attributable to Heska Corporation	$(1,465)	$5,850	$9,953

The following tables set forth, for the periods indicated, segment data derived from our Consolidated Statements of Income (in thousands):

CCA Segment

	Year Ended December 31,			Change
	2019	2018	2017	Dollar Change	% Change	Dollar Change	% Change
Point of Care Laboratory:	$67,132	$57,375	$54,855	$9,757	17%	$2,520	5%
Consumables	53,590	44,771	39,161	8,819	20%	5,610	14%
Instruments	12,137	10,810	13,773	1,327	12%	(2,963)	(22)%
Other	1,405	1,794	1,921	(389)	(22)%	(127)	(7)%
Point of Care Imaging	25,652	22,832	21,907	2,820	12%	925	4%
Other CCA Revenue	13,786	28,717	28,429	(14,931)	(52)%	288	1%
Total CCA Revenue	$106,570	$108,924	$105,191	$(2,354)	(2)%	$3,733	4%
Percent of Total Revenue	86.9%	85.5%	81.3%
Cost of Revenue	52,923	56,326	54,509	(3,403)	(6)%	1,817	3%
Gross Profit	53,647	52,598	50,682	1,049	2%	1,916	4%
Operating Income	$1,358	$2,040	$12,656	$(682)	(33)%	$(10,616)	(84)%

OVP Segment

	Year Ended December 31,			Change
	2019	2018	2017	Dollar Change	% Change	Dollar Change	% Change
Revenue	$16,091	$18,522	$24,150	$(2,431)	(13)%	$(5,628)	(23)%
Percent of Total Revenue	13.1%	14.5%	18.7%
Cost of Revenue	15,289	14,482	16,570	807	6%	(2,088)	(13)%
Gross Profit	802	4,040	7,580	(3,238)	(80)%	(3,540)	(47)%
Operating (Loss) Income	$(1,031)	$1,754	$5,563	$(2,785)	(159)%	$(3,809)	(68)%
Revenue
Total revenue decreased 4% to $122.7 million in 2019 compared to $127.4 million in 2018. Total revenue decreased 1% to $127.4 million in 2018 compared to $129.3 million in 2017.
CCA segment revenue decreased 2% to $106.6 million in 2019 compared to $108.9 million in 2018. The decrease was driven by an anticipated reduction in sales to Merck for a heartworm preventive as previously disclosed on our 2018 fourth quarter earnings release. The decline was offset by a 20% increase in Point of Care laboratory consumables, as well as a 12% increase from Point of Care imaging revenue primarily due to the Optomed acquisition. CCA segment revenue increased 4% to $108.9 million in 2018 compared to $105.2 million in 2017. The increase was driven primarily by a 14% increase in revenue from Point of Care laboratory consumables, as well as a 4% increase in revenue from Point of Care imaging products due to increased sales of digital radiography systems. This was partially offset by a 22% decrease in revenue from Point of Care laboratory instruments due to lower sales-type lease instrument revenue recognition of $1.5 million and lower infusion pump sales of $1.3 million.
OVP segment revenue decreased 13% to $16.1 million in 2019 compared to $18.5 million in 2018. The decrease was driven primarily by reduced customer requirements and supply issues with materials. OVP segment revenue decreased 23% to $18.5 million in 2018 compared to $24.2 million in 2017. The decrease was driven by decreased volume of sales under contract manufacturing arrangements.
Gross Profit
Gross profit decreased 4% to $54.4 million in 2019 compared to $56.6 million in 2018.  Gross margin percent remained consistent at 44.4% in 2019 compared to 44.4% in 2018. Gross profit decreased 3% to $56.6 million in 2018 compared to $58.3 million in 2017. Gross margin percent decreased to 44.4% in 2018 compared to 45.0% in 2017. The decrease in both gross profit and gross margin percentage was driven primarily by unfavorable product mix and plant utilization charges in our OVP segment.
Operating Expenses
Selling and marketing expenses increased 12% to $27.7 million in 2019 compared to $24.7 million in 2018. Selling and marketing expenses increased 6% to $24.7 million in 2018 compared to $23.2 million in 2017. The increase in both periods was primarily driven by an increase in compensation, including stock-based compensation, benefits and commissions expense, which is mostly related to our commercial team expansion both domestically and internationally. The increase is in line with management expectations as we continue to invest in future growth and expanding the footprint of the Company.
Research and development expenses increased 147% to $8.2 million in 2019, compared to $3.3 million in 2018. Research and development increased 66% to $3.3 million in 2018, as compared to $2.0 million in 2017. The increase in both periods was primarily driven by spending on product development for urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expenses is consistent with the spending initiatives of management.
General and administrative expenses decreased 27% to $18.2 million in 2019, compared to $24.8 million in 2018. The decrease was primarily driven by a $7.0 million settlement accrual and related legal expenses in the prior year; partially offset by increased expenses associated with international expansion. General and administrative expenses increased 68% to $24.8 million in 2018, as compared to $14.8 million in 2017. The increase was driven by a $7.0 million settlement accrual and related legal expenses, a $1.4 million increase in stock-based compensation, a $0.6 million increase in compensation and benefits, a $0.5 million increase in legal fees and a $0.5 million increase in consulting fees.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, was expense of $2.9 million in 2019, compared to income of $13 thousand in 2018 and income of $150 thousand in 2017. The increase in other expense in 2019 was primarily driven by interest expense as a result of the Notes. The decrease in other income in 2018, compared to 2017, was primarily driven by an increase in net foreign currency losses, and an increase in interest expense, partially offset by an increase in interest income and other gains.
Income Tax (Benefit) Expense

In 2019, we had total income tax benefit of $1.4 million compared to a total income tax benefit in 2018 of $2.1 million and total income tax expense of $8.9 million in 2017. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 5. Income Taxes" in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska Corporation was $1.5 million in 2019, compared to net income attributable to Heska Corporation of $5.9 million in 2018 and net income attributable to Heska Corporation of $10.0 million in 2017. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. The difference between these line items was a gain of $0.3 million for 2019. There was no difference between these line items in 2018, and a gain of $0.5 million in 2017.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present fourth quarter and full year 2019 operating income, operating margin, net income attributable to Heska, earnings per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, and the effective tax rate, excluding acquisition and other one-time charges, which are non-GAAP measures. We also present fourth quarter and full year 2018 operating income, operating margin, net income attributable to Heska, earnings per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, and the effective tax rate, excluding TCPA Settlement, which are non-GAAP measures.
These measures should be viewed as a supplement to (not substitute for) our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Our management has included these measures to assist in comparing performance from period to period on a consistent basis.

The following tables reconcile our adjusted non-GAAP financial measures to our most directly comparable as-reported financial measures calculated in accordance with GAAP (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Operating income	$775	$3,314	$327	$3,794
Acquisition-related costs(1)	674	—	674	—
Litigation and other one-time costs(2)	—	232	—	7,407
Non-GAAP operating income	$1,449	$3,546	$1,001	$11,201
Non-GAAP operating margin	4.3%	10.4%	0.8%	8.8%

Net (loss) income attributable to Heska Corporation	$(1,728)	$3,468	$(1,465)	$5,850
Income tax expense (benefit)	520	(175)	(1,446)	(2,115)
Interest expense (income)	2,075	4	2,428	49
Depreciation and amortization	1,157	1,122	4,916	4,595
EBITDA	$2,024	$4,419	$4,433	$8,379
Acquisition-related costs(1)	674	—	674	—
Litigation and other one-time costs(3)	(250)	232	307	7,407
Stock-based compensation	1,343	1,453	4,968	5,227
Adjusted EBITDA	$3,791	$6,104	$10,382	$21,013
Adjusted EBITDA margin(4)	11.2%	17.9%	8.5%	16.5%

(1) To exclude the effect of one-time charges of $0.7 million in the fourth quarter and for the full year 2019 incurred as part of the expected acquisition of scil animal care company GmbH.

(2) To exclude $0.2 million and $7.4 million in the fourth quarter of 2018 and for the full year 2018, respectively, due to the agreement in principle to settle the complaint filed against the Company for $6.75 million, approximately $0.6 million of legal costs incurred in relation to the settlement negotiation, and other one-time costs.

(3)To exclude the effect of one-time benefit of $0.3 million for the fourth quarter of 2019 related to the insurance recovery of cyber incident and a net charge of $0.3 million for the full year of 2019 related to the costs associated with the cyber incident. In addition, this excludes $0.2 million and $7.4 million in the fourth quarter of 2018 and for the full year 2018, respectively, as noted above.

(4) Adjusted EBITDA margin is calculated as the ratio of adjusted EBITDA to revenue.

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
GAAP net income attributable to Heska per diluted share	$(0.23)	$0.44	$(0.20)	$0.74
Acquisition-related costs(1)	0.08	—	0.08	—
Litigation and other one-time costs(2)	(0.03)	0.03	0.04	0.94
Amortization of debt discount and issuance costs	0.19	—	0.23	0.01
Stock-based compensation	0.17	0.18	0.62	0.67
Gain (loss) on equity investee transactions	0.02	0.01	0.07	0.01
Estimated income tax effect of above non-GAAP adjustments(3)	(0.11)	(0.06)	(0.26)	(0.40)
Discrete tax benefits associated with stock-based compensation activity	(0.02)	(0.06)	(0.21)	(0.33)
Non-GAAP net income per diluted share	$0.07	$0.54	$0.37	$1.64

Shares used in diluted per share calculations	8,036	7,947	7,977	7,856

(1) To exclude the effect of one-time charges of $0.7 million in the fourth quarter and for the full year 2019 incurred as part of the expected acquisition of scil animal care company GmbH.

(2) To exclude the effect of a one-time benefit of $0.3 million for the fourth quarter of 2019 of insurance recovery relating to the cyber incident disclosed in the third quarter 2019, and a net charge of $0.3 million for the full year of 2019 related to the net loss after insurance recovery associated with the cyber incident. In addition, this also excludes $0.2 million and $7.4 million in the fourth quarter of 2018 and for the full year 2018, respectively, due to the agreement in principle to settle the complaint filed against the Company for $6.75 million, approximately $0.6 million of legal costs incurred in relation to the settlement negotiation, and other one-time costs.

(3) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related costs, litigation and other one-time costs, amortization of debt discount and issuance costs, and stock-based compensation. Adjusted effective tax rates are 25% for the fourth quarter and full year 2019 and 24% for the fourth quarter and full year 2018.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, including $70.9 million from the issuance and sale of the Notes, after deducting the initial purchasers’ discounts, debt issuance costs paid or payable by us, and the repayment in full of our Credit Facility, as described in Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and cash generated from current operations. Subsequent to December 31, 2019, the Company transferred $14.6 million of consideration for the purchase of the CVM companies. Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 3. Acquisition and Related Party Items. Additionally, we announced our intention to acquire scil and finance the transaction through a private placement of convertible preferred equity. Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 19. Subsequent Events.

For the year ended December 31, 2019, we had a net loss after equity in losses of unconsolidated affiliates of $1.7 million and net cash provided by operations of $3.3 million. At December 31, 2019, we had $89.0 million of cash and cash equivalents and working capital of $107.7 million.
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$3,296	$13,287	$10,409
Net cash used in investing activities	(1,923)	(12,174)	(17,169)
Net cash provided by financing activities	74,264	2,627	5,551
Effect of currency translation on cash	4	(10)	74
Increase (decrease) in cash and cash equivalents	75,641	3,730	(1,135)
Cash and cash equivalents, beginning of the period	13,389	9,659	10,794
Cash and cash equivalents, end of the period	$89,030	$13,389	$9,659

Net cash provided by operating activities was $3.3 million in 2019, compared to net cash provided by operating activities of $13.3 million in 2018, a decrease of approximately $10.0 million. Net cash provided by operating activities decreased due to significant working capital fluctuations such as a $12.0 million decrease in cash provided by accrued liabilities, primarily driven by a $6.8 million settlement payment and $0.3 million in related legal fees in 2019 (see Note 14. Commitments and Contingencies in our Consolidated Financial Statements included in Item 8 of this Form 10-K) and a $5.1 million decrease in cash provided by inventories, due to the timing of purchases and lower sales in the current year. Additionally, net cash from operating activities was $7.6 million less in 2019 due to the decrease in net income compared to 2018. These factors were partially offset by a $9.7 million decrease in cash used by the aggregate of accounts receivable, accounts payable, related party balances, deferred revenue and other current and non-current assets, due to the timing of collections and payments in the ordinary course of business. Non-cash transactions impacting cash provided by operating activities included a $1.8 million increase related to the amortization of debt discount and issuance costs and $1.6 million increase from our leases and rights of use asset amortization.

Net cash provided by operating activities was $13.3 million in 2018, compared to net cash provided by operating activities of $10.4 million in 2017, an increase of approximately $2.9 million. Net cash provided by operating activities increased due to significant working capital fluctuations such as a $19.9 million increase in cash provided by inventories, due to the timing of inventory purchases in 2017; a $7.5 million increase in cash provided by accrued liabilities, largely due to a preliminary settlement agreement relating to outstanding litigation in the amount of $6.8 million which we paid in the first half of 2019 (see Note 14. Commitments and Contingencies in our Consolidated Financial Statements included in Item 8 of this Form 10-K); and a $2.8 million increase in cash provided by current and non-current lease receivables due to a lower level of sales-type lease placements and timing of collections on existing leases. These factors were partially offset by a $3.6 million decrease in net income, as well as a $15.2 million increase in cash used by the aggregate of accounts receivable, accounts payable, related party balances, deferred revenue and other current assets, due to the timing of collections and payments in the ordinary course of business. Non-cash transactions impacting cash provided by operating activities included a $11.1 million increase in our deferred tax benefit, net, offset by a $2.5 million increase in stock-based compensation.

Net cash used in investing activities was $1.9 million in 2019, compared to net cash used in investing activities of $12.2 million in 2018, a decrease of approximately $10.3 million. The decrease in cash used for investing activities was mainly driven by the 2018 investments made in unconsolidated affiliates for $8.1 million and 2018 intangible asset acquisition for $2.8 million (cash portion). This was partially offset by $1.2 million increase in cash used for the Optomed real estate asset acquisition; and $0.9 million increase in acquired cash from the acquisition of CVM. Net cash used in investing activities was $12.2 million in 2018, compared to net cash used in investing activities of $17.2 million in 2017, a decrease of approximately $5.0 million. The decrease in cash used for investing activities was mainly driven by the 2017 purchase of the Heska Imaging minority for $13.8 million, compared to the 2018 investments made in unconsolidated affiliates for $8.1 million and 2018 intangible asset acquisition for $2.8 million (cash portion). Additionally, we had a $2.1 million decrease in cash used for purchases of property and equipment.

Net cash provided by financing activities was $74.3 million in 2019, compared to net cash provided by financing activities of $2.6 million in 2018, an increase of approximately $71.6 million. The change was driven primarily by an $86.3 million increase in proceeds from the convertible notes offering (see Note 16. Convertible Notes and Credit Facility in our Consolidated Financial Statements included in Item 8 of this Form 10-K). The increase in proceeds from the notes was partially offset by a $6.0 million decrease in net borrowings as a result of the repayment in full of our Credit Facility; $3.2 million of cash used to pay debt issuance costs; and $2.2 million decrease in proceeds from issuance of common stock, net of distributions. Net cash provided by financing activities was $2.6 million in 2018, compared to net cash provided by financing activities of $5.6 million in 2017, a decrease of approximately $2.9 million. The change was driven primarily by a $5.3 million decrease in borrowings, net of repayments. This was partially offset by a $1.6 million increase in proceeds from issuance of common stock, net of distributions, and a $0.8 million decrease in distributions to non-controlling interest members.

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner the we currently expect. For example, we are actively seeking acquisitions that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, "Risk Factors", of this Form 10-K. We may be required to seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $14 thousand to a $4 thousand positive impact in 2019, compared to a $10 thousand negative impact in 2018. The net effect of foreign currency translation on cash changed $84 thousand to a $10 thousand negative impact in 2018 from a $74 thousand positive impact in 2017. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, and Australian Dollar which are the functional currencies of our subsidiaries.
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
See "Part II, Item 8. Financial Statements and Supplementary Data, Note 6. Leases", included in this Form 10-K for a description of our operating lease obligations, and "Part II, Item 8. Financial Statements and Supplementary Data, Note 1. Operations and Summary of Significant Accounting Policies", for a discussion of the impact of the adoption of FASB Accounting Standards Codification ("ASC") Topic 842, Leases.
The following table presents certain future payments due by the Company as of December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Purchase obligations	$13,539	$9,122	$3,329	$1,088	$—
Consideration payable for acquisition(1)	14,579	14,579	—	—	—
Operating lease obligations	6,727	1,792	3,052	1,826	57
Finance lease obligations	82	46	34	2	—
Other long term borrowings	1,121	—	—	673	448
Convertible senior notes (2)	86,250	—	—	—	86,250
Future interest obligations (3)	22,650	3,237	6,475	6,473	6,465
Total	$144,948	$28,776	$12,890	$10,062	$93,220
(1) Relates to acquisition of CVM companies. For additional information, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Acquisition and Related Party Items.
(2) Includes the principal amount of the convertible senior notes. Although the notes mature in 2026, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. For additional information, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 16. Convertible Notes and Credit Facility.
(3) Includes interest payments for both the convertible senior notes and other long term borrowings.
Net Operating Loss Carryforwards

As of December 31, 2019, we had a net operating loss carryforward (“NOL”) and domestic research and development tax credit carryforward. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 5. Income Taxes" in our Consolidated Financial Statements for additional information regarding our carryforwards.
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
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1. Operations and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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
Interest Rate Risk

In September 2019, we issued $86.25 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only. For additional information, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 16. Credit Facility and Long-Term Debt to our consolidated financial statements included in this Form 10-K.
At December 31, 2019, we terminated our revolving credit facility with Chase. We had no interest rate hedge transactions in place on December 31, 2019.
Foreign Currency Risk
Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. We had no foreign currency hedge transactions in place on December 31, 2019. We do not currently consider foreign currency risk to be material to our business.

Item 8.	Financial Statements and Supplementary Data
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Heska Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted the Accounting Standards Codification (ASC) Topic 842, “Leases,” using the modified retrospective adoption method on January 1, 2019.

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

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Heska Corporation
Loveland, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Heska Corporation and subsidiaries (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 19, 2018
Denver, Colorado

We began serving as the Company’s auditor in 2006. In 2018, we became the predecessor auditor.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$89,030	$13,389
Accounts receivable, net of allowance for doubtful accounts of $186 and $245, respectively	15,161	16,454
Inventories, net	26,601	25,104
Net investment in leases, current, net of allowance for doubtful accounts of $105 and $40, respectively	3,856	2,989
Prepaid expenses	2,219	1,533
Other current assets	3,000	2,938
Total current assets	139,867	62,407
Property and equipment, net	15,469	15,981
Operating lease right-of-use assets	5,726	—
Goodwill	36,204	26,679
Other intangible assets, net	11,472	9,764
Deferred tax asset, net	6,429	14,121
Net investment in leases, non-current	14,307	11,908
Investments in unconsolidated affiliates	7,424	8,018
Other non-current assets	7,526	7,574
Total assets	$244,424	$156,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,600	$7,469
Due to related parties	—	226
Accrued liabilities	6,345	10,142
Accrued purchase consideration payable	14,579	—
Current operating lease liabilities	1,745	—
Current portion of deferred revenue, and other	2,930	2,526
Total current liabilities	32,199	20,363
Convertible note, long-term, net	45,348	—
Deferred revenue, net of current portion	5,966	7,082
Line of credit and other long-term borrowings	1,121	6,000
Non-current operating lease liabilities	4,413	—
Deferred tax liability	691	—
Other liabilities	152	598
Total liabilities	89,890	34,043

Redeemable non-controlling interest and mezzanine equity	170	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 and 2,500,000 shares authorized, respectively, none issued or outstanding	—	—
Original common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, 7,881,928 and 7,675,692 shares issued and outstanding, respectively	79	77
Additional paid-in capital	290,216	257,034
Accumulated other comprehensive income	513	277
Accumulated deficit	(136,444)	(134,979)
Total stockholders' equity	154,364	122,409
Total liabilities and stockholders' equity	$244,424	$156,452
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Core companion animal	$106,570	$108,924	$105,191
Other vaccines and pharmaceuticals	16,091	18,522	24,150
Total revenue, net	122,661	127,446	129,341

Cost of revenue	68,212	70,808	71,080

Gross profit	54,449	56,638	58,261

Operating expenses:
Selling and marketing	27,678	24,663	23,225
Research and development	8,240	3,334	2,004
General and administrative	18,204	24,847	14,813
Total operating expenses	54,122	52,844	40,042
Operating income	327	3,794	18,219
Interest and other expense (income), net	2,910	(13)	(150)
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(2,583)	3,807	18,369
Income tax (benefit) expense:
Current income tax expense	359	140	49
Deferred income tax (benefit) expense	(1,805)	(2,255)	8,864
Total income tax (benefit) expense	(1,446)	(2,115)	8,913

Net (loss) income before equity in losses of unconsolidated affiliates	(1,137)	5,922	9,456
Equity in losses of unconsolidated affiliates	(594)	(72)	—
Net (loss) income, after equity in losses of unconsolidated affiliates	(1,731)	5,850	9,456
Net loss attributable to non-controlling interest	(266)	—	(497)
Net (loss) income attributable to Heska Corporation	$(1,465)	$5,850	$9,953

Basic (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.81	$1.42
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.74	$1.30

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	7,446	7,220	7,026
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	7,446	7,856	7,642
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net (loss) income, after equity in losses of unconsolidated affiliates	$(1,731)	$5,850	$9,456
Other comprehensive income (loss):
Minimum pension liability	73	70	12
Foreign currency translation	163	(25)	123
Comprehensive (loss) income	(1,495)	5,895	9,591

Comprehensive loss attributable to non-controlling interest	(266)	—	(497)
Comprehensive (loss) income attributable to Heska Corporation	$(1,229)	$5,895	$10,088

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, January 1, 2017	7,026	$70	$238,635	$97	$(151,827)	$86,975
Net income attributable to Heska Corporation	—	—	—	—	9,456	9,456
Issuance of common stock, net of shares withheld for employee taxes	277	3	1,373	—	—	1,376
Stock-based compensation	—	—	2,745	—	—	2,745
Accretion of non-controlling interest	—	—	845	—	—	845
Distribution for Heska Imaging minority	—	—	—	—	(1,092)	(1,092)
Other comprehensive income	—	—	—	135	—	135
Balances, December 31, 2017	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	7,303	73	243,598	232	(140,829)	103,074
Net income attributable to Heska Corporation	—	—	—	—	5,850	5,850
Issuance of common stock, net of shares withheld for employee taxes	318	3	2,759	—	—	2,762
Issuance of common stock related to acquisition of assets from Cuattro, LLC	55	1	5,450	—	—	5,451
Stock-based compensation	—	—	5,227	—	—	5,227
Other comprehensive income	—	—	—	45	—	45
Balances, December 31, 2018	7,676	77	257,034	277	(134,979)	122,409
Net loss attributable to Heska Corporation	—	—	—	—	(1,465)	(1,465)
Issuance of common stock, net of shares withheld for employee taxes	206	2	(1,620)	—	—	(1,618)
Stock-based compensation	—	—	4,968	—	—	4,968
Convertible notes, equity	—	—	29,834	—	—	29,834
Other comprehensive income	—	—	—	236	—	236
Balances, December 31, 2019	7,882	$79	$290,216	$513	$(136,444)	$154,364

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income, after equity in losses from unconsolidated affiliates	$(1,731)	$5,850	$9,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,916	4,595	4,754
Non-cash impact of operating leases	1,565	—	—
Deferred income tax (benefit) expense	(1,805)	(2,255)	8,864
Stock-based compensation	4,968	5,227	2,745
Equity in losses of unconsolidated affiliates	594	72	—
Amortization of debt discount and issuance costs	1,842	—	—
Accretion of non-controlling interest	14	—	—
Unrealized foreign currency transaction loss on purchase consideration payable	159	—	—
Other losses (gains)	387	8	(46)
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	3,796	(1,076)	5,243
Inventories	918	6,046	(13,834)
Due from related parties	—	1	99
Lease receivable, current	(846)	(920)	(1,244)
Other current assets	(394)	(505)	(474)
Accounts payable	(1,686)	(2,020)	3,143
Due to related parties	(226)	(1,477)	250
Accrued liabilities and other	(5,883)	6,146	(1,380)
Lease receivable, non-current	(2,283)	(2,294)	(4,782)
Other non-current assets	(57)	(871)	(984)
Deferred revenue and other	(952)	(3,240)	(1,401)
Net cash provided by operating activities	3,296	13,287	10,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	(622)	—	—
Cash acquired from acquisition of CVM	927	—	—
Acquisition of intangible asset	—	(2,750)	—
Investments in unconsolidated affiliates	—	(8,091)	—
Purchase of minority interest	—	—	(13,757)
Real estate asset acquisition	(1,184)	—	—
Purchases of property and equipment	(1,044)	(1,358)	(3,469)
Proceeds from disposition of property and equipment	—	25	57
Net cash used in investing activities	(1,923)	(12,174)	(17,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,829	4,034	2,452
Repurchase of common stock	(3,447)	(1,271)	(1,076)
Distributions to non-controlling interest members	—	(126)	(965)
Convertible debt proceeds	86,250	—	—
Proceeds from line of credit borrowings	6,750	3,000	40,307
Repayments of line of credit borrowings	(12,750)	(3,000)	(34,979)
Repayments of other debt	(1,191)	(10)	(68)
Payment of debt issuance costs	(3,177)	—	(120)
Net cash provided by financing activities	74,264	2,627	5,551
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	(10)	74
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,641	3,730	(1,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,389	9,659	10,794
CASH AND CASH EQUIVALENTS, END OF YEAR	$89,030	$13,389	$9,659

NON-CASH TRANSACTIONS:
Transfers of equipment between inventory and property and equipment, net	$827	$1,449	$1,637
Consideration payable for CVM Acquisition (See Note 3)	$14,420	$—	$—
Common stock issued as partial consideration of Cuattro acquisition transactions (See Note 3)	$—	$5,450	$—
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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2019 and 2018, as well as the results of our operations, statements of stockholders' equity and cash flows for the twelve months ended December 31, 2019, 2018 and 2017.
The audited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Our audited Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to non-controlling interest" on our Consolidated Statements of Income. Our audited Consolidated Financial Statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock options; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the non-controlling interest in a business combination; and determining the fair value of the liability component associated with the issuance of convertible debt.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents with financial

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Covetrus represented 19% and 12% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. Merck entities represented approximately 1% and 10% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. Elanco represented approximately 4% and 32% of our consolidated accounts receivable at December 31, 2019 and 2018, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2019 or 2018.
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
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balances at beginning of period	$245	$215	$237
Additions - charged to expense	113	104	168
Deductions - write offs, net of recoveries	(172)	(74)	(190)
Balances at end of period	$186	$245	$215
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months. We valued our foreign cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in current earnings. The majority of our cash and cash equivalents are held in accounts not insured by governmental entities. The foreign cash balances are summarized as follows (in thousands):

	As of December 31,
	2019	2018
European Union Euros	1,773	1,615
Swiss Francs	124	156
Canadian Dollars	88	—
Australian Dollars	54	—

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, and the Notes. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments. The fair value of our line of credit balance was estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 2018, approximated the carrying value due primarily to the floating rate of interest on such debt instruments. The Company repaid all outstanding indebtedness and terminated Revolving Commitments under the Credit Agreement with JPMorgan Chase Bank, N.A., effective as of December 31, 2019.
The estimated fair value of the convertible senior notes disclosed at each reporting period is evaluated through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. For additional information regarding the Company's accounting treatment for the issuance of the convertible senior notes, including the fair value measurement of the liability component, refer to Note 16. Convertible Notes and Credit Facility.
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

Asset Classification	Estimated Useful Life
Building	10 to 20 years
Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 5 years
Leasehold and building improvements	5 to 15 years
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
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. If the cost of inventories exceeds estimated net realizable value, provisions are made to reduce the carrying value to estimated net realizable value. This

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimate is calculated utilizing various information, including assumptions of future market demand, market conditions and remaining shelf life.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates are measured and recorded as either non-marketable equity securities or equity method investments. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes from qualifying observable price changes. Equity method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. When the equity method of accounting is determined to be appropriate, the initial measurement of the investment includes the cost of the investment and all direct transaction costs incurred to acquire the investment. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss, which is recorded as a separate line on the income statement. Both types of investments are evaluated for impairment if a triggering event occurs.
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
We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more-likely-than-not that the estimated fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the comparison of the estimated fair value of the reporting unit to the carrying value. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more-likely-than-not that the estimated fair value of a reporting is less than its carrying amount, we would then estimate the fair value of the reporting unit and compare it to the carrying value. If the carrying value exceeds the estimated fair value we would recognize an impairment for the difference; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to quantitative analysis. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.
We performed qualitative assessments in the fourth quarters of 2019, 2018, and 2017 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered,

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2019, 2018, and 2017.
Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective transition approach. See "Adoption of New Accounting Pronouncements" below for impacts of adoption.

We generate our CCA segment revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the consumables needed to conduct testing. Subscription placement is the majority of our Point of Care laboratory transactions while outright sales to customers are the majority of both Point of Care imaging diagnostic transactions and the sale of pharmaceuticals and vaccines.

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

Our revenue under subscription agreements relates to OTL arrangements or STL arrangements. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. A STL would result in earlier recognition of instrument revenue as compared to an OTL, which is generally upon installation of the instruments. The cash collected under both arrangements is over the term of the contract. The cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of Income. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of Income. The OTLs

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and STLs are not cancellable until after an initial term. OTLs may include a minimum utilization rather than a minimum supply credit.

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

Revenue generated from licensing arrangements is recognized based on the underlying terms of the contract.
Recording revenue from the sale of products involves the use of estimates and management's judgment. We must make a determination at the time of sale whether the customer has the ability and intent to make payments in accordance with arrangements. While we do utilize past payment history and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment that must be made by management. For contracts with multiple performance obligations, we exercise judgment in allocating the transaction price for each performance obligation based on an estimated standalone selling price for each distinct product or service. We must also make estimates regarding our future obligations relating to returns, rebates, allowances and similar other programs. We do not generally allow return of products or instruments. Distributor rebates are recorded as a reduction to revenue.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $0.3 million for the year ended December 31, 2019 and $0.2 million for each of the years ended December 31, 2018 and 2017.
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
Foreign Currency Translation

The functional currency of certain foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the Consolidated Balance Sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Costs
The Company generally provides for the estimated cost of hardware and software warranties in the period the related revenue is recognized. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations. Extended warranties are sold to our customers and revenue is recognized over the term of the warranty agreement, as expected costs are incurred.
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

Effective January 1, 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of the disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the 2017 Tax Act to retained earnings. As of December 31, 2019, the Company does not have any disproportionate income tax effects in AOCI to reclassify. However, if the Company did have disproportionate income tax effects in AOCI in the future, it would reclassify them to retained earnings.

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

Adoption of the standard did not have a material net impact in our Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for the operating leases, of which we are the lessee. As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $6.5

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and operating lease liabilities of $6.9 million as of January 1, 2019, primarily related to building, vehicle, and office equipment leases, based on the present value of the future lease payments on the date of adoption. As a lessor, accounting for our subscription agreements remains substantially unchanged. Refer to Note 6 for additional disclosures required by ASC 842.
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

Our revenue under subscription agreements relates to both operating-type lease (“OTL”) arrangements and sales-type lease (“STL”) arrangements. Determination of an OTL or STL is primarily a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. A STL results in earlier recognition of instrument revenue. The cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of Income. There is no residual value taken into consideration as it does not meet our capitalization requirements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease and included with the predominant non-lease components in consumable revenue. The costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of Income. The OTLs and STLs are not cancellable until after an initial term and include an option to renew.

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

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting to reflect the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEC's interpretive guidance released on December 22, 2017, when the 2017 Tax Act was signed into law. See Item 8, Note 5. Income Taxes, for the impact of adoption to our consolidated financial statements.

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

We recorded an increase to beginning retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain our customer contracts, which were primarily sales-related commissions. The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements as of and for the twelve months ended December 31, 2019 and 2018. As a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU.
Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which further clarifies and improves guidance related to accounting for credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). This ASU provides relief to certain entities adopting ASU 2016-13. The amendment provides entities with an option to irrevocably elect the fair value option for certain financial assets. These amendments are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. We evaluated the impact of the standard on our consolidated financial statements and do not expect the standard to have a material impact on our consolidated financial statements and disclosures, accounting processes, and internal controls. We expect to implement the standard with a cumulative-effect adjustment in retained earnings effective as of the beginning of the period of adoption.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740, and also clarifies and amends existing guidance to improve consistent application. This guidance will be effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among two reportable segments, Core companion animal ("CCA") and Other vaccines and pharmaceuticals ("OVP"). The CCA segment consists of revenue generated from the following:

•	Point of Care laboratory products including instruments, consumables and services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals.

The OVP segment consists of revenue generated from the following:

•	Contract manufacturing agreements; and

•	Other license, research and development revenue.
The following table summarizes our CCA revenue (in thousands):

	Year Ended December 31,
	2019	2018	2017
Point of Care laboratory revenue:	$67,132	$57,375	$54,855
Consumables	53,590	44,771	39,161
Sales-type leases	6,890	5,888	7,382
Outright instrument sales	5,247	4,922	6,391
Other	1,405	1,794	1,921

Point of Care imaging revenue:	25,652	22,832	21,907
Outright instrument sales	22,594	19,746	19,187
Other	3,058	3,086	2,720

Other CCA revenue:	13,786	28,717	28,429
Other pharmaceuticals, vaccines and diagnostic tests	13,495	28,265	28,008
Research and development, license and royalty revenue	291	452	421

Total CCA revenue	$106,570	$108,924	$105,191

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our OVP revenue (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contract manufacturing	$15,374	$17,508	$23,490
License, research and development	717	1,014	660
Total OVP revenue	$16,091	$18,522	$24,150

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

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $117.8 million. As of December 31, 2019, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2020	$26,939
2021	23,808
2022	20,724
2023	17,815
2024	13,626
Thereafter	14,897
$117,809

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of December 31, 2019 were $1.1 million and $3.7 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2018 were $0.9 million and $3.3 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2019 and 2018, contract liabilities were $8.7 million and $9.6 million, respectively, and are included within "Current portion of deferred revenue, and other" and "Deferred revenue, net of current portion" in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2019 is $3.1 million of revenue recognized during the period, offset by $2.2 million of additional deferred sales. The decrease in the contract liability balance during the year ended December 31, 2018 is $4.1 million of revenue recognized during the period, offset by $1.4 million of additional deferred sales.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of December 31, 2019 and December 31, 2018 was $2.7 million and $2.5 million, respectively. Amortization expense for the year ended December 31, 2019 was approximately $0.9 million, offset by approximately $1.1 million of additional contract costs capitalized. Amortization expense for the year ended December 31, 2018 was approximately $1.0 million, offset by approximately $1.0 million of additional contract costs capitalized.

Contract liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.
3.    ACQUISITION AND RELATED PARTY ITEMS
CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly operates in Spain. The terms of the agreement transferred administrative control of CVM upon signing, and

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the transfer of the purchase price of approximately $14.4 million and shares occurred subsequently in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $8.8 million was allocated to goodwill based on the preliminary purchase price allocation, all of which is tax deductible for U.S. federal income tax purposes.
The preliminary fair values allocated to CVM's assets and liabilities as of the acquisition date, as well as the purchase price, are reflected in the table below (in thousands):

Purchase Price	December 5, 2019
Consideration payable to former owners	$14,420
Total	$14,420

Net Assets Acquired
Cash and cash equivalents	$927
Accounts receivable	2,392
Inventories	1,494
Other current assets	10
Property and equipment	382
Other intangible assets	2,551
Other non-current assets	178
Accounts payable	(250)
Current portion of deferred revenue, and other	(164)
Deferred tax liability	(683)
Other long-term borrowings	(1,109)
Other liabilities	(157)
Total fair value of net assets acquired	5,571
Goodwill	8,849
Total fair value of consideration transferred	$14,420

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition.
Intangible assets acquired, amortization method and estimated useful life as of December 5, 2019, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	6 years	Straight-line	$2,440
Trade name	4 years	Straight-line	$111
The Company incurred acquisition related costs of approximately $0.1 million for the year ended December 31, 2019, which are included within general and administrative expenses on our Consolidated Statements of Income.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CVM generated net revenue of $0.8 million and net income of $0.1 million, for the period from December 6, 2019 to December 31, 2019.
Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Total revenue, net	$130,434	$135,344
Net (loss) income attributable to Heska Corporation	(788)	5,970

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of CVM and further reflects the effect of purchase accounting adjustments. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations.
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $0.4 million in debt. As part of the purchase, Heska entered into put and call options on the remaining 30% minority interest. The written put options can be exercised based on the achievement of certain financial conditions over a specified period of time for a fixed amount. The options are not currently exercisable at the acquisition date or the reporting date. The estimated value of the non-controlling interest is inclusive of the probability weighted outcome of the options described herein. As of December 31, 2019, the purchase price allocation is final. As part of the purchase agreement, Heska also committed to purchase from the minority interest holder real estate in the amount of $1.2 million, which was paid in full as of December 31, 2019.
Cuattro Veterinary Acquisitions
In February 2013, the Company acquired a majority interest in Cuattro Veterinary USA, LLC, which was owned by Kevin S. Wilson, the CEO and President of the Company, among other members. The subsidiary was subsequently renamed Heska Imaging US, LLC ("US Imaging"). The remaining minority position in US Imaging was subject to purchase by Heska under a performance-based put option which was exercised in March 2017. In May 2017, we purchased the remaining minority interest position in US Imaging.

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

In June 2017, the Company consolidated its assets and liabilities in the US Imaging and International Imaging companies into Heska Imaging, LLC ("Heska Imaging"). Cuattro, LLC ("Cuattro") is owned by Kevin S. Wilson, in addition to Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson's children and family. Steven M. Asakowicz and Rodney A. Lippincott, members of Cuattro Veterinary USA, LLC and Cuattro

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

International prior to the acquisitions, and as of December 31, 2019, serve as Executive Vice President, Companion Animal Health Sales for the Company.
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
The Company evaluated the acquisition of the purchased assets under ASC 805, Business Combinations and ASU 2017-01, Business Combinations (Topic 805) and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the $8.2 million purchase price of the purchased assets was allocated entirely to an identifiable intangible asset amortizing on a straight-line basis over a 10-year useful life. In addition to the software assets acquired, Cuattro is obligated, without further compensation, to assist the Company with the implementation of third-party image hosting platform and necessary data migration.
Related Party Activities
Cuattro, LLC charged Heska Imaging $6.0 thousand, $4.6 million and $17.7 million during 2019, 2018 and 2017, respectively, primarily related to digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses. The Company charged Cuattro, LLC $0, $3.0 thousand and $0.1 million in the years ended December 31, 2019, 2018 and 2017, respectively, for facility usage and other services.
The Company had no receivables from Cuattro, LLC as of December 31, 2019 and 2018. Heska Imaging owed Cuattro $0 and $0.2 million as of December 31, 2019 and 2018, respectively, which is included in "Due to - related parties" on the Company's Consolidated Balance Sheets.
Heska Corporation charged U.S. Imaging $2.9 million from January 1, 2017 to May 31, 2017, prior to the acquisition of the minority interest.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	December 31, 2019	December 31, 2018
Equity method investment	$4,406	$5,000
Non-marketable equity security investment	3,018	3,018
	$7,424	$8,018
Equity Method Investment
On September 24, 2018, the Company invested $5.1 million, including costs, in exchange for a 28.7% interest of a business as part of our product development strategy. In connection with the investment, the Company entered into a 15-year Manufacturing Supply Agreement, which grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Consolidated Statements of Income.
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

The Company evaluated both its equity method investment and non-marketable equity security investment for impairment as of December 31, 2019, and determined that no indications of impairment existed.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

Income Taxes
As of December 31, 2019, the Company had net operating loss carryforwards ("NOL"), of approximately $47.0 million, a foreign tax credit of $64 thousand and a domestic research and development tax credit carryforward of approximately $1.0 million. Our federal NOL is expected to expire as follows if unused: $41.0 million in 2020 through 2022, $5.5 million in 2024 through 2025 and $0.5 million in 2027 and later.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Although the U.S. and many states generally have statutes of limitations ranging from 3 to 5 years, those statutes could be extended due to the Company’s net operating loss and tax credit carryforward positions in several of the Company's tax jurisdictions. In the U.S., the tax years 2016 - 2018 remain open to examination by the Internal Revenue Service.
Cash paid for income taxes for the years ended December 31, 2019, 2018 and 2017 was $128 thousand, $36 thousand and $213 thousand, respectively.
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(1,872)	$3,602	$18,188
Foreign	(711)	205	181
	$(2,583)	$3,807	$18,369

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Inventory	$2,005	$1,249
Accrued compensation	122	110
Stock options	1,858	1,281
Research and development	990	476
Legal settlement	—	1,678
Research and development expense	1,417	—
Deferred revenue	2,052	3,305
Property and equipment	3,469	3,065
Net operating loss carryforwards	11,676	17,088
Foreign tax credit carryforward	64	38
Sales-type leases	(1,968)	(3,936)
Convertible debt equity component	(9,421)	—
Foreign intangible	(691)	—
Other	(179)	—
	11,394	24,354
Valuation allowance	(5,656)	(10,233)
Total net deferred tax assets	$5,738	$14,121

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense:
Federal	$—	$(115)	$—
State	189	192	6
Foreign	170	63	43
Total current expense	$359	$140	$49
Deferred income tax (benefit) expense:
Federal	$(1,610)	$(1,877)	$9,736
State	(307)	(378)	(872)
Foreign	112	—	—
Total deferred (benefit) expense	(1,805)	(2,255)	8,864
Total income tax (benefit) expense	$(1,446)	$(2,115)	$8,913

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax (benefit) expense relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21%	21%	34%
State income taxes, net of federal benefit	9%	(8)%	(5)%
Non-controlling interest in Heska Imaging US, LLC	—%	—%	1%
Non-controlling interest in Optomed	(2)%	—%	—%
Non-temporary stock option benefit	48%	(50)%	(30)%
Meals and entertainment permanent difference	(2)%	1%	—%
GILTI permanent difference	2%	1%	—%
Other permanent differences	(1)%	1%	1%
Foreign tax rate differences	6%	—%	—%
Change in tax rate	(6)%	—%	32%
Change in valuation allowance	(17)%	—%	16%
Other deferred differences	(9)%	(21)%	—%
Transaction costs	(6)%	—%	—%
Executive compensation limit	(7)%	—%	—%
Research & development credit	20%	—%	—%
Other	—%	(1)%	—%
Effective income tax rate	56%	(56)%	49%
In 2019, we had total income tax benefit of $1.4 million, including $1.9 million in domestic deferred income tax benefit and $0.1 million in foreign deferred tax expense, and $0.4 million in current income tax expense. In 2018, we had total income tax benefit of $2.1 million, including approximately $2.3 million in domestic deferred income tax benefit, a non-cash benefit, and approximately $0.1 million in current income tax expense. In 2017, we had total income tax expense of $8.9 million, including $8.9 million in domestic deferred income tax expense, a non-cash expense, and $0.05 million in current income tax expense. Income tax benefit decreased in 2019 from 2018 due to executive compensation limitations and lower excess tax benefits related to stock-based compensation deductions. Income tax expense decreased in 2018 from 2017 from the recognition of $1.9 million in tax benefits related to stock-based compensation deductions.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements. As of December 31, 2019, the Company has not recorded a liability for uncertain tax positions. The Company would recognize interest and penalties related to uncertain tax positions in income tax (benefit) expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2019.
6.     LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The Company’s finance leases were not material as of December 31, 2019 and for the twelve-month period then ended. ROU assets arising from finance leases are included in Property and equipment, net in the accompanying Consolidated Balance Sheets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The current portion of the finance lease liabilities are included in Current portion of deferred revenue, and other and the non-current portion of the finance lease liabilities are included in Other liabilities in the accompanying Consolidated Balance Sheets.

For the twelve months ended December 31, 2019, operating lease expense was approximately $2.4 million, including immaterial variable lease costs. The Company had building and other rent expense of $1.9 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively, under ASC 840, Leases.

Supplemental cash flow information related to the Company's operating leases for the twelve months ended December 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,800
ROU assets obtained in exchange for operating lease obligations	604

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's operating leases as of December 31, 2019:

Weighted average remaining lease term	3.8 years
Weighted average discount rate	4.44%

The following table presents the maturity of the Company's operating lease liabilities as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	$1,792
2021	1,639
2022	1,413
2023	1,796
2024	30
Thereafter	57
Total operating lease payments	6,727
Less: imputed interest	569
Total operating lease liabilities	$6,158

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lessor Accounting

In our CCA segment, primarily related to our Point of Care laboratory products, the Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's undiscounted lease receivables as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	$3,856
2021	4,087
2022	3,758
2023	3,047
2024	2,118
Thereafter	1,297
$18,163

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Years ended December 31,
	2019	2018	2017
Net (loss) income attributable to Heska Corporation	$(1,465)	$5,850	$9,953

Basic weighted-average common shares outstanding	7,446	7,220	7,026
Assumed exercise of dilutive stock options and restricted shares	—	636	616
Diluted weighted-average common shares outstanding	7,446	7,856	7,642

Basic (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.81	$1.42
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.20)	$0.74	$1.30
The following stock options and restricted awards were excluded from the computation of diluted earnings per share because they would have been anti-dilutive (in thousands):

	Years ended December 31,
	2019	2018	2017
Stock options and restricted shares	300	111	123

As more fully described in Note 16, our Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of our common stock. The Company intends to settle the principal value of the Notes in cash and issue shares of our common stock to settle the intrinsic value of the conversion feature. The Company will use the treasury stock method when calculating the potential dilutive effect of the conversion feature on earnings per share, if any. Potential dilution upon conversion of the Notes occurs when the market price per share of our common stock is greater than the conversion price of the Notes of $86.63. The average price of our common stock exceeded the conversion price of the Notes during the fourth quarter of 2019; therefore, under the net share settlement method, less than one thousand potential shares issuable under the Notes would be included in the calculation of diluted EPS for the year ended December 31, 2019. However, these shares were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2019 and 2018 (in thousands):

Carrying amount, December 31, 2017	$26,687
Foreign currency adjustments	(8)
Carrying amount, December 31, 2018	$26,679
Goodwill attributable to acquisitions (subject to change)	9,396
Foreign currency adjustments	129
Carrying amount, December 31, 2019	$36,204

Other intangibles assets, net consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,200	$(819)	$7,381	$8,200	$—	$8,200
Customer relationships and other	6,317	(2,226)	4,091	3,303	(1,739)	1,564
Total intangible assets	$14,517	$(3,045)	$11,472	$11,503	$(1,739)	$9,764

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amortization expense	$1,278	$388	$388

Estimated amortization expense related to intangibles for each of the five years from 2020 through 2024 and thereafter is as follows (in thousands):

Year Ending December 31,
2020	$1,738
2021	1,734
2022	1,716
2023	1,364
2024	1,231
Thereafter	3,689
$11,472

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$694	$377
Building	3,845	2,978
Machinery and equipment	28,777	33,087
Office furniture and equipment	1,345	1,687
Computer hardware and software	3,408	4,704
Leasehold and building improvements	10,558	9,953
Construction in progress	671	1,274
Property and equipment, gross	49,298	54,060
Less accumulated depreciation	(33,829)	(38,079)
Total property and equipment, net	$15,469	$15,981
The Company has subscription agreements whereby its instruments in inventory may be placed in a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a five to seven-year period depending on the circumstance under which the instrument is placed with the customer. Our cost of equipment under operating leases at December 31, 2019 and 2018, respectively, was $8.1 million and $10.8 million, before accumulated depreciation of $4.6 million and $6.1 million.
Depreciation expense for property and equipment was $3.6 million, $4.2 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
10.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$15,320	$15,000
Work in process	2,802	3,592
Finished goods	9,786	8,085
Allowance for excess or obsolete inventory	(1,307)	(1,573)
Total inventory, net	$26,601	$25,104

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and employee benefits	$1,175	$759
Accrued property taxes	681	632
Accrued settlement (see Note 14)	—	6,750
Accrued purchase orders	739	699
Other	3,750	1,302
Total accrued liabilities	$6,345	$10,142
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Plans
We have two stock option plans which authorize granting of stock options, restricted and stock purchase rights to our employees, officers, directors and consultants. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan") and terminated two prior stock plans. All shares that remained available for grant under the terminated plans were incorporated into the 1997 Plan, including shares subsequently canceled under prior plans. In May 2012, the stockholders approved an amendment to the 1997 Plan allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. In May 2016, the stockholders approved a further amendment to the 1997 Plan to authorize an additional 500,000 shares to be available for issuance thereunder. In May 2018, the stockholders approved a further amendment to the 1997 Plan to authorize an additional 250,000 shares to be available for issuance thereunder. In December 2018, the Company's Board of Directors amended the 1997 Plan and renamed it the "Stock Incentive Plan". In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan (the "2003 Plan"), which allows for the granting of stock options/restricted stock for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2019 was 85,850.
Stock Options
The stock options granted by the Board of Directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs"). The exercise price for options under all of the plans may be no less than 100% of the fair value of the underlying common stock. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the Stock Incentive Plan, in the event we are sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.
There are four key inputs to the Black-Scholes model which we use to estimate the fair value for options which we issue: expected term, expected volatility, risk-free interest rate and expected dividends, all of which require us to make estimates. Our estimates for these inputs may not be indicative of actual future performance and changes to any of these inputs can have a material impact on the resulting estimated fair value calculated for the option. Our expected term input was estimated based on our historical experience for

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

time from option grant to option exercise for all employees in 2019, 2018 and 2017. We treated all employees in one grouping in all three years. Our expected volatility input was estimated based on our historical stock price volatility in 2019, 2018 and 2017. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance in 2019, 2018 and 2017. Our expected dividends inputs were zero in all periods as we did not anticipate paying dividends in the foreseeable future. We recognize forfeitures as they occur.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2019, 2018 and 2017 for the year ended December 31, 2019.

	2019	2018	2017
Risk-free interest rate	1.62%	2.66%	1.76%
Expected lives	4.7 years	4.9 years	4.8 years
Expected volatility	40%	40%	41%
Expected dividend yield	0%	0%	0%
A summary of our stock option plans is as follows:

	Year Ended December 31,
	2019
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	620,553	$40.741
Granted at market	88,200	$84.234
Forfeited	(1,353)	$98.660
Expired	(716)	$98.660
Exercised	(170,369)	$18.125
Outstanding at end of period	536,315	$54.855
Exercisable at end of period	315,964	$37.644
The total estimated fair value of stock options granted was computed to be approximately $2.6 million, $4.4 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted was computed to be approximately $29.89, $28.81 and $37.35 during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised was $12.8 million, $10.5 million and $17.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. The cash proceeds from options exercised were $1.0 million, $3.2 million and $1.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Outstanding Price	Number of Options Exercisable at December 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.96 - $7.36	85,552	3.18	$7.043	85,552	3.18	$7.043
$7.37 - $32.21	74,668	4.25	$15.697	74,668	4.25	$15.697
$32.22 - $62.50	52,939	6.07	$39.800	52,771	6.07	$39.752
$62.51 - $69.77	128,333	8.18	$69.770	41,670	8.18	$69.770
$69.78 - $108.25	194,823	8.46	$85.125	61,303	7.18	$83.428
$4.96 - $108.25	536,315	6.73	$54.855	315,964	5.35	$37.644
As of December 31, 2019, there was approximately $5.1 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 1.54 years with all cost to be recognized by the end of November 2022, assuming all options vest according to the vesting schedules in place at December 31, 2019. As of December 31, 2019, the aggregate intrinsic value of outstanding options was approximately $22.3 million and the aggregate intrinsic value of exercisable options was approximately $18.5 million.
Employee Stock Purchase Plan
Under the 1997 Employee Stock Purchase Plan (the "ESPP"), we are authorized to issue up to 450,000 shares of common stock to our employees, of which 440,427 had been issued as of December 31, 2019. On May 5, 2015, our shareholders approved the amendment and restatement of the ESPP, including a 75,000 share increase to 450,000 total shares authorized under the ESPP as well as changes discussed below as compared to the ESPP prior to the amendment and restatement. Employees who are expected to work at least 20 hours per week and 5 months per year are eligible to participate and can choose to have up to 10% of their compensation withheld to purchase our stock under the ESPP when they choose to withhold a whole percentage of their compensation.
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

We issued 10,698, 10,078 and 10,983 shares under the ESPP for the years ended December 31, 2019, 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model and the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	2.09%	1.67%	0.74%
Expected lives	1.1 years	1.2 years	1.2 years
Expected volatility	40%	42%	45%
Expected dividend yield	0%	0%	0%
The weighted-average fair value of the purchase rights granted was $18.10, $18.14 and $15.72 per share for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following table summarizes restricted stock transactions for the year ended December 31, 2019:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2018	259,430	$74.26
Granted	83,567	$74.93
Vested	(4,230)	$85.09
Forfeited	(3,100)	$80.90
Non-vested as of December 31, 2019	335,667	$74.29

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant date fair value of awards granted during the year was $74.93, $71.77 and $82.36 for the years ended December 31, 2019, 2018 and 2017, respectively. Fair value of restricted stock vested was $0.3 million, $4.4 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was approximately $2.7 million of total unrecognized compensation cost related to restricted stock with market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.1 years. As of December 31, 2019, we reviewed each of the underlying corporate performance targets and determined that approximately 219,000 shares of common stock were related to corporate performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to December 31, 2019. The unrecognized compensation cost associated with the restricted stock awards not deemed probable, based on grant date fair value, is approximately $17.8 million. Any change in the probability determination could accelerate the recognition of this expense.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Minimum pension liability	Foreign currency translation	Total accumulated other comprehensive income
Balances at December 31, 2017	$(489)	$721	$232
Other comprehensive income	70	(25)	45
Balances at December 31, 2018	(419)	696	277
Other comprehensive income	73	163	236
Balances at December 31, 2019	$(346)	$859	$513
14.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture all products developed or created under certain research, development and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. Royalties of $0.3 million became payable under these agreements for each of the years ended December 31, 2019, 2018 and 2017, respectively.
Warranties
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain of its products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.3 million and $0.2 million as of December 31, 2019 and 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2019, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
15.    INTEREST AND OTHER EXPENSE (INCOME)
Interest and other expense (income), net, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$(661)	$(261)	$(167)
Interest expense	3,089	310	245
Other expense (income), net	482	(62)	(228)
Interest and other expense (income), net	$2,910	$(13)	$(150)
Cash paid for interest was $351 thousand, $224 thousand and $206 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its existing Credit Facility (defined below), and an additional $2.0 million to fully fund a cash collateralized, letter of credit facility under the new Credit Facility as amended by the Amendment (as defined below). The Company expects to use the remainder of the net proceeds from the sale of the Notes to fund our intended

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

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

The Indenture includes customary covenants, but no financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities, and sets forth certain events of default and certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company can settle any conversions of the Notes in cash, shares of the Company’s common stock or a combination thereof, with the form of consideration determined at the Company’s election. The Company intends to settle the principal value of the Notes in cash and issue shares of the Company’s common stock to settle the intrinsic value of the conversion feature. There can be no guarantee, however, that any settlement will be affected by the Company as currently intended, and the timing and other factors of any settlement, many of which may be outside the Company's control, could impact the actual amounts to be settled in either cash or common stock.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the Notes is 10.8% per annum. The equity component of the Notes of approximately $39.5 million, net of allocated issuance costs and deferred tax impacts, is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at December 31, 2019.

The following table summarizes the net carrying amount of the Notes as of December 31, 2019 (in thousands):

December 31, 2019
Carrying amount of equity component	$39,508

Principal amount of the Notes	86,250
Unamortized debt discount	(40,902)
Net carrying amount	$45,348

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense related to the Notes for the year ended December 31, 2019 was $2.7 million, which is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

Twelve Months Ended December 31, 2019
Interest expense related to contractual coupon interest	$925
Interest expense related to amortization of the debt discount	1,744
$2,669

As of December 31, 2019, the remaining period over which the unamortized discount will be amortized is 80.5 months.

The estimated fair value of the Notes was $116.0 million as of December 31, 2019, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $95.94 on December 31, 2019, the if-converted value exceeded the aggregate principal amount of the Notes by $9.3 million.

Credit Facility

We entered into a Credit Agreement, dated July 27, 2017, as amended in May 2018, December 2018, and July 2019 (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase") which provided for a revolving credit facility up to $30.0 million (the "Credit Facility"). The Credit Facility provided us with the ability to borrow up to $30.0 million, although the amount of the Credit Facility may have been increased by an additional $20.0 million up to a total of $50.0 million subject to receipt of additional lender commitments and other conditions. Any interest on borrowings due was to be charged at either the (i) rate of interest per annum publicly announced from time to time by Chase at its prime rate in effect at its principal offices in New York City, subject to a floor, minus 1.65%, or (ii) the interest rate per annum equal to (a) LIBOR for the interest period in effect multiplied by (b) Chase's Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.10% and payable monthly. There was an annual minimum interest charge of $60 thousand under the Credit Agreement. Chase held first right of priority over all other liens, if any were to exist.

In September 2019, we entered into an amendment to the Credit Agreement (the “Amendment”), which among other things, reduced and limited the Credit Facility to a $2.0 million, cash collateralized, letter of credit facility and eliminated a majority of the negative covenants previously contained in the Credit Facility, including any covenants that could have prohibited the issuance of any Notes and the Company's ability to pay cash upon conversion, repurchase or redemption of any Notes issued. The Company was required to repay in full the approximately $12.8 million of indebtedness outstanding under the Credit Facility and fully fund the $2.0 million collateral account to be held by Chase to secure the Company's obligations under the Amendment to the Credit Facility in connection with the issuance of the Notes. The maturity date of the Credit Facility, as amended by the Amendment, was September 9, 2021. This Amendment became effective on September 17, 2019, the first date any Notes were issued. The Company accounted for the modification of the Credit Facility by writing off approximately $33 thousand of remaining unamortized debt issuance costs related to the Credit Agreement. On December 31, 2019, we terminated our $2.0 million letter of credit facility with Chase and expensed the remaining debt issuance costs.

As of December 31, 2018, we had $6.0 million of borrowings outstanding under the Credit Agreement. In connection with the Credit Agreement, the Company incurred debt issuance costs of $120 thousand. These

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

costs are included in other non-current assets on the Company's Consolidated Balance Sheet as of December 31, 2018.
17.    SEGMENT REPORTING
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Year Ended December 31, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$106,570	$16,091	$122,661
Operating income (loss)	1,358	(1,031)	327
(Loss) income before income taxes	(1,552)	(1,031)	(2,583)
Investments in unconsolidated affiliates	7,424	—	7,424
Total assets	223,980	20,444	244,424
Net assets	137,072	17,292	154,364
Capital expenditures	259	785	1,044
Depreciation and amortization	3,611	1,305	4,916

Year Ended December 31, 2018	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$108,924	$18,522	$127,446
Operating income	2,040	1,754	3,794
Income before income taxes	2,053	1,754	3,807
Investments in unconsolidated affiliates	8,018	—	8,018
Total assets	133,586	22,866	156,452
Net assets	96,129	26,280	122,409
Capital expenditures	180	1,178	1,358
Depreciation and amortization	3,369	1,226	4,595

Year Ended December 31, 2017	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$105,191	$24,150	$129,341
Operating income	12,656	5,563	18,219
Income before income taxes	12,828	5,541	18,369
Investments in unconsolidated affiliates	—	—	—
Total assets	111,625	23,819	135,444
Net assets	75,984	24,456	100,440
Capital expenditures	209	3,260	3,469
Depreciation and amortization	3,736	1,018	4,754

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is attributed to individual countries based on customer location. Total revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
U.S.	$108,469	$115,543	$116,823
Canada	3,042	2,992	2,924
Europe	8,289	5,995	4,780
Other International	2,861	2,916	4,814
Total	$122,661	$127,446	$129,341
Total long-lived assets by principal geographic areas were as follows (in thousands):

	As of December 31,
	2019	2018	2017
U.S.	$14,712	$15,933	$17,288
Europe	576	37	18
Other International	181	11	25
Total	$15,469	$15,981	$17,331

In our CCA segment, revenue from Covetrus represented approximately 14%, 15% and 13% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 1%, 12% and 12% for the years ended December 31, 2019, 2018 and 2017, respectively. In our OVP segment, revenue from Elanco represented approximately 8%, 9% and 11% for the years ended December 31, 2019, 2018 and 2017, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2019, 2018 or 2017.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)
The following tables present quarterly unaudited results for the two years ended December 31, 2019 and 2018 (amounts in thousands, except per share data).

	Q1	Q2	Q3	Q4	Total
2019
Total revenue	$29,511	$28,146	$31,237	$33,767	$122,661
Gross profit	12,543	12,412	13,664	15,830	54,449
Operating income (loss)	(75)	(566)	193	775	327
Net income (loss) before equity in losses of unconsolidated affiliates	951	(161)	(204)	(1,723)	(1,137)
Net income (loss), after equity in losses of unconsolidated affiliates	770	(288)	(351)	(1,862)	(1,731)
Net income (loss) attributable to Heska Corporation	814	(241)	(310)	(1,728)	(1,465)
Basic earnings (loss) per share attributable to Heska Corporation	0.11	(0.03)	(0.04)	(0.23)	(0.20)
Diluted earnings (loss) per share attributable to Heska Corporation	0.10	(0.03)	(0.04)	(0.23)	(0.20)

2018
Total revenue	$32,765	$29,662	$30,955	$34,064	$127,446
Gross profit	13,307	13,065	14,794	15,472	56,638
Operating income (loss)	1,871	2,204	(3,595)	3,314	3,794
Net income (loss) before equity in losses of unconsolidated affiliates	2,155	1,897	(1,670)	3,540	5,922
Net income (loss), after equity in losses of unconsolidated affiliates	2,155	1,897	(1,670)	3,468	5,850
Net income (loss) attributable to Heska Corporation	2,155	1,897	(1,670)	3,468	5,850
Basic earnings (loss) per share attributable to Heska Corporation	0.30	0.26	(0.23)	0.47	0.81
Diluted earnings (loss) per share attributable to Heska Corporation	0.28	0.24	(0.23)	0.44	0.74

Note that the sum of each value line for the four quarters does not necessarily equal the amount reported for the full year due to rounding.
19.    SUBSEQUENT EVENTS
On January 14, 2020, the Company entered into an agreement (the “Agreement”) among the Company, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. regarding the sale and purchase of the sole share in scil animal care company GmbH (“scil”) whereby Heska is acquiring 100% of the capital stock of scil from Covetrus Animal Health Holdings Limited, a subsidiary of Covetrus, Inc. (“Covetrus”). Heska will purchase scil (the “Acquisition”) for $125 million in cash, subject to working capital and other adjustments. The Acquisition is expected to close no later than by the end of the second quarter of 2020.
The obligation of Heska and Covetrus to consummate the Acquisition is subject to the satisfaction or waiver of closing conditions set forth in the Agreement, including, among others (i) the receipt by Heska of audited financial statements of scil for the years ended December 31, 2018 and 2019 and (ii) the absence of a "Material Adverse Change" (as defined in the Agreement) with respect to scil and its subsidiaries or the ability of Covetrus to consummate the Acquisition.  The Acquisition is not subject to any financing condition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the Agreement, each of Heska and Covetrus has agreed to certain indemnification obligations with respect to the guarantees made by each party and/or each party’s respective subsidiaries under the Agreement.
If the Acquisition has not been consummated by May 31, 2020, each of Heska and Covetrus may terminate the Agreement.
Heska expects to finance the Acquisition through a private offering of $125 million of Series X Convertible Preferred Stock, par value $0.01 per share (the “Preferred”) pursuant to a Securities Purchase Agreement, dated as of January 12, 2020, among the Company and certain investors.  The Preferred offering is being undertaken in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act, as a transaction not involving a public offering.  125,000 shares of Preferred will be issued at the Closing of the Preferred offering, and the Preferred is convertible into shares of the Company’s Public Common Stock at an initial ratio of approximately 12 shares of Public Common Stock for each Preferred share at the option of the Preferred holders or the Company. The Preferred offering is expected to close at the time the Company closes the Acquisition, subject to customary closing conditions. The Company expects to exercise its right to convert the Preferred shares into 1,508,751 shares of Public Common Stock after the Company’s annual shareholder meeting, subject to the receipt of an affirmative shareholder vote to amend the Company’s Restated Certificate of Incorporation, as amended (the “Certificate”), to increase the number of authorized shares of Public Common Stock. The conversion of the Preferred shares will result in dilution of less than 20% of total shares of the Company’s Public Common Stock currently issued and outstanding.  If such shareholder vote is not obtained and the conversion of the Preferred shares does not occur, the Company will be required to pay a cash dividend to the Investors at a per annum rate of 5.75%; provided, that such amount shall increase in subsequent periods up to a maximum per annum rate of 7.25%.  In connection with the Preferred offering, the Company has agreed to enter into a Registration Rights Agreement with the Investors pursuant to which the Company is obligated to file a registration statement with the Commission relating to the shares of Public Common Stock issuable to the Investors upon conversion of the Preferred shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
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
Plante & Moran, PLLC, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders.

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report and can be found under the caption "Information About Our Executive Officers."
Directors
The information required by this section with respect to our directors will be incorporated by reference to the information in the sections entitled Proposal No. 1 "Election of Directors" in the Proxy Statement.
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
The information required by this section will be incorporated by reference to the information in the sections entitled "Director Compensation," "Executive Compensation," "Compensation Committee Report" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The other information required by this section will be incorporated by reference to the information in the section entitled "Ownership of Securities - Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2019, including the Stock Incentive Plan, as amended and restated, the 2003 Stock Incentive Plan, as amended and restated and the 1997 Employee Stock Purchase Plan, as amended and restated (the "1997 ESPP"). Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	536,315	$54.86	95,423
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	536,315	$54.86	95,423

Item 13.	Certain Relationships and Related Transactions and Director Independence
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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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
2.1#++
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

3(i)	(8)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(8)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(19)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(20)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)	(25)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vii)	(29)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(viii)	(29)	Amended and Restated Bylaws of the Registrant, as amended.
4.1	(32)	Indenture, dated as of September 17, 2019, by and between Heska Corporation and U.S. National Bank Association, as Trustee (including the form of the Notes).
4.2		Description of Securities
10.1*	(29)	Heska Corporation Stock Incentive Plan, as amended and restated.
10.2*	(31)	Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*	(31)	Stock Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.4*	(31)	Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.5*	(31)	Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).

10.6*	(31)	Stock Incentive Plan Employees and Consultants Option Agreement.
10.7*	(31)	Stock Incentive Plan Outside Directors Option Agreement.
10.8*	(6)	2003 Equity Incentive Plan, as amended and restated.
10.09*	(19)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.10*	(19)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.11*	(19)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.12*	(19)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.13*	(19)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.14*	(14)	1997 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.15*	(13)	Amended and Restated Management Incentive Plan Master Document.
10.16*		Director Compensation Policy.
10.17*	(5)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.18*	(24)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.19*	(11)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.20*	(13)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 6, 2014.
10.21*	(23)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.22*	(24)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.23*	(26)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 3, 2018.
10.24*	(1)	Employment Agreement between Registrant and Jason A. Napolitano, effective as of May 6, 2002.
10.25*	(5)	Amendment to Employment Agreement between Registrant and Jason A. Napolitano, effective as of January 1, 2008.
10.26*		Separation Agreement and Release between Registrant and Jason A. Napolitano, effective as of January 31, 2020.
10.27*	(30)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of June 1, 2019
10.28*	(4)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.29*	(5)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.30*	(11)	Employment Agreement between Registrant and Steven M. Eyl, effective as of May 15, 2013.
10.31*	(24)	Amendment to Employment Agreement between Registrant and Steven M. Eyl, effective as of January 1, 2018.
10.32*	(8)	Employment Agreement between Registrant and Steven M. Asakowicz, effective as of February 22, 2013.

10.33*	(13)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of March 1, 2015.
10.34*	(24)	Amendment to Employment Agreement between Registrant and Steven M. Asakowicz, effective as of January 1, 2018.
10.35*		Separation Agreement and Release between Registrant and Steven M. Asakowicz, effective as of February 5, 2020.
10.36*	(8)	Employment Agreement between Registrant and Rodney A. Lippincott, effective as of February 22, 2013.
10.37*	(13)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of March 1, 2015.
10.38*	(24)	Amendment to Employment Agreement between Registrant and Rodney A. Lippincott, effective as of January 1, 2018.
10.39*		Separation Agreement and Release between Registrant and Rodney A. Lippincott, effective as of February 4, 2020.
10.40*	(26)	Employment Agreement between Registrant and Jason D. Aroesty, effective as of April 23, 2018.
10.41*	(27)	Restricted Stock Agreement and Notice of Stock Option Grant for grants issued to Jason D. Aroesty on July 25, 2018.
10.42*	(24)	Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for officers other than Kevin S. Wilson).
10.43*	(24)	Notice of Stock Option Grant for grants issued on March 7, 2018.
10.44	(2)	Net Lease Agreement between Registrant and CCMRED 40, LLC, effective as of May 24, 2004.
10.45	(3)	First Amendment to Net Lease Agreement and Development Agreement between Registrant and CCMRED 40, LLC, dated February 11, 2005.
10.46	(3)	Second Amendment to Net Lease Agreement between Registrant and CCMRED 40, LLC, dated July 14, 2005.
10.47	(7)	Third Amendment to Net Lease Agreement between Registrant and Millbrae Square Company, effective as of January 1, 2010.
10.48+	(4)	Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 1, 2003.
10.49+	(6)	Amendment No. 1 to Supply and License Agreement between Registrant and Schering-Plough Animal Health Corporation, effective as of August 31, 2005.
10.50+	(8)	Amendment No. 2 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 7, 2011.
10.51+	(10)	Amendment No. 3 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of July 30, 2013.
10.52+	(11)	Amendment No. 4 to Supply and License Agreement between Registrant and Intervet Inc., d/b/a Merck Animal Health, effective as of December 9, 2013.
10.53+	(17)	Amendment No. 5 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of October 30, 2015.
10.54+	(23)	Amendment No. 6 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of November 27,2017.
10.55+	(12)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.56	(14)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.

10.57++		Third Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of August 27, 2019.
10.58	(28)	Purchase Agreement for Certain Assets between Heska Imaging, LLC and Cuattro, LLC, dated November 26, 2018.
10.59+	(9)	Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company effective as of June 17, 2013.
10.60++	(29)	Amendment No. 1 to the Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco Animal Health, a division of Eli Lilly and Company, effective as of July 6, 2015.
10.61++	(29)	Amendment No. 2 to the Asset Purchase and License Agreement between Diamond Animal Health, Inc., and Elanco US Inc., effective as of June 27, 2019.
10.62+	(15)	Master Supply Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.63+	(15)	Supplemental Agreement between Diamond Animal Health, Inc. and Eli Lilly and Company and its Affiliates, operating through its Elanco Animal Health division, effective as of October 1, 2014.
10.64++	(29)	Amendment No. 1 to the Supplemental Agreement between Elanco US Inc. and Diamond Animal Health, Inc., effective as of June 27, 2019.
10.65+	(23)
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.66+	(23)
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of February 1, 2016; and Amendment to February 1, 2016 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of January 1, 2017.

10.67+	(23)	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.68#		Securities Purchase Agreement, dated as of January 12, 2020, among the Registrant and the purchasers named therein.
21.1		Subsidiaries of the Company.
23.1		Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.
23.2		Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2002.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2004.
(3)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(6)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2011.
(8)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(9)	Filed with the Registrant's Form 8-K/A on August 29, 2013.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2013.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(12)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2014.
(13)	Filed with the Registrant's Form 10-K for the year ended December 31, 2014.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2015.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2015.
(16)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2015.
(17)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2016.
(18)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2016.
(19)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(20)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(21)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2017.
(22)	Filed with the Registrant's Form 8-K on August 2, 2017.
(23)	Filed with the Registrant's Form 10-K for the year ended December 31, 2017.
(24)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2018.
(25)	Filed with the Registrant's Form 8-K on May 9, 2018.
(26)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2018.
(27)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2018.
(28)	Filed with the Registrant's Form 8-K on November 30, 2018.
(29)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(30)	Filed with the Registrant's Form 8-K on June 1, 2019.
(31)	Filed with the Registrant's Form 10-K for the year ended December 31, 2018.
(32)	Filed with the Registrant's Form 8-K on September 17, 2019.

Item 16.	Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2020
/s/ CATHERINE GRASSMAN Catherine Grassman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
/s/ SCOTT HUMPHREY Scott Humphrey	Chair	February 28, 2020
/s/ MARK F. FURLONG Mark F. Furlong	Director	February 28, 2020
/s/ SHARON J. LARSON Sharon J. Larson	Director	February 28, 2020
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	February 28, 2020
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	February 28, 2020