Form 10-Q
period 2020-03-31
HESKA CORP
filed 2020-05-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
9,391,923 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 7, 2020.

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

- i-

Our Certificate of Incorporation, as amended (the “Charter”), authorizes three classes of stock: Original Common Stock, Public Common Stock, and Preferred Stock. Pursuant to an NOL Protective Amendment to the Charter adopted in 2010, all shares of Original Common Stock then outstanding were automatically reclassified into shares of Public Common Stock. Our Public Common Stock trades on the Nasdaq Stock Market LLC. In this Quarterly Report on Form 10-Q, references to “Public Common Stock” and “Common Stock” are references to our Public Common Stock, unless the context otherwise requires.

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form 10-Q and in our Annual Report on Form 10-K, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

•	the impact of the COVID-19 pandemic on consumer demand, our global supply chain and our financial and operational results;

•	the success of third parties in marketing our products;

•	outside business interests of our Chief Executive Officer;

•	our reliance on third party suppliers and collaborative partners;

•	our dependence on key personnel;

•	our dependence upon a number of significant customers;

•	competitive conditions in our industry;

•	our ability to market and sell our products successfully;

•	expansion of our international operations;

•	the impact of regulation on our business;

•	the success of our acquisitions and other strategic development opportunities;

•	our ability to develop, commercialize and gain market acceptance of our products;

•	cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;

•	product returns or liabilities;

•	volatility of our stock price;

•	our ability to service our convertible notes and comply with their terms.

Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-Q.

- ii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,245	$89,030
Accounts receivable, net of allowance for doubtful accounts of $232 and $186, respectively	14,838	15,161
Inventories, net	29,056	26,601
Net investment in leases, current, net of allowance for doubtful accounts of $85 and $105, respectively	4,020	3,856
Prepaid expenses	2,711	2,219
Other current assets	3,790	3,000
Total current assets	245,660	139,867

Property and equipment, net	15,076	15,469
Operating lease right-of-use assets	5,404	5,726
Goodwill	36,095	36,204
Other intangible assets, net	11,061	11,472
Deferred tax asset, net	8,027	6,429
Net investment in leases, non-current	14,373	14,307
Investments in unconsolidated affiliates	7,295	7,424
Other non-current assets	7,990	7,526
Total assets	$350,981	$244,424

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,137	$6,600
Accrued liabilities	10,091	6,345
Accrued purchase consideration payable	—	14,579
Current operating lease liabilities	1,755	1,745
Current portion of deferred revenue, and other	2,923	2,930
Total current liabilities	21,906	32,199

Convertible note, long-term, net	46,872	45,348
Deferred revenue, net of current portion	5,521	5,966
Other long-term borrowings	1,110	1,121
Non-current operating lease liabilities	4,092	4,413
Deferred tax liability	678	691
Other liabilities	141	152
Total liabilities	80,320	89,890

Redeemable non-controlling interest and mezzanine equity	23	170

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 and 2,500,000 shares authorized, respectively, 122,000 and 0 shares issued and outstanding, respectively	1	—
Common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 10,250,000 and 10,250,000 shares authorized, 7,843,079 and 7,881,928 shares issued and outstanding, respectively	78	79
Additional paid-in capital	412,152	290,216
Accumulated other comprehensive income	157	513
Accumulated deficit	(141,750)	(136,444)
Total stockholders' equity	270,638	154,364
Total liabilities, mezzanine equity and stockholders' equity	$350,981	$244,424

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Core companion animal	$27,306	$24,716
Other vaccines and pharmaceuticals	3,348	4,795
Total revenue, net	30,654	29,511

Cost of revenue	17,206	16,968

Gross profit	13,448	12,543

Operating expenses:
Selling and marketing	7,380	7,033
Research and development	2,128	1,366
General and administrative	8,558	4,219
Total operating expenses	18,066	12,618
Operating loss	(4,618)	(75)
Interest and other expense (income), net	2,199	(16)
Loss before income taxes and equity in losses of unconsolidated affiliates	(6,817)	(59)
Income tax (benefit) expense:
Current income tax expense	25	45
Deferred income tax benefit	(1,533)	(1,055)
Total income tax benefit	(1,508)	(1,010)

Net (loss) income before equity in losses of unconsolidated affiliates	(5,309)	951
Equity in losses of unconsolidated affiliates	(130)	(181)
Net (loss) income after equity in losses of unconsolidated affiliates	(5,439)	770
Net loss attributable to redeemable non-controlling interest	(151)	(44)
Net (loss) income attributable to Heska Corporation	$(5,288)	$814

Basic (loss) earnings per share attributable to Heska Corporation	$(0.70)	$0.11
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.70)	$0.10

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	7,568	7,459
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	7,568	7,965

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income after equity in losses of unconsolidated affiliates	$(5,439)	$770
Other comprehensive (loss) income:
Foreign currency translation	(356)	(62)
Comprehensive (loss) income	(5,795)	708

Comprehensive loss attributable to redeemable non-controlling interest	(151)	(44)
Comprehensive (loss) income attributable to Heska Corporation	$(5,644)	$752

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2019 and 2020	Shares	Amount	Shares	Amount
Balances, December 31, 2018	—	$—	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	—	—	814	814
Issuance of common stock, net of shares withheld for employee taxes	—	—	71	—	(3,070)	—	—	(3,070)
Stock-based compensation	—	—	—	—	1,186	—	—	1,186
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)
Balances, March 31, 2019	—	—	7,747	$77	$255,150	$215	$(134,165)	$121,277

Balances, December 31, 2019	—	—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020, as adjusted	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(5,288)	(5,288)
Issuance of common stock, net of shares withheld for employee taxes	—	—	(39)	(1)	(201)	—	-	(202)
Issuance of preferred stock, net of issuance costs	122	1	—	—	121,784	—	-	121,785
Stock-based compensation	—	—	—	—	353	—	-	353
Other comprehensive loss	—	—	—	—	—	(356)	-	(356)
Balances, March 31, 2020	122	$1	7,843	$78	$412,152	$157	$(141,750)	$270,638

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income after equity in losses from unconsolidated affiliates	$(5,439)	$770
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,374	1,265
Non-cash impact of operating leases	408	375
Deferred income tax benefit	(1,533)	(1,055)
Stock-based compensation	353	1,186
Equity in losses of unconsolidated affiliates	130	181
Amortization of debt discount and issuance costs	1,524	10
Other losses	42	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,092)	624
Inventories	(3,081)	(1,052)
Lease receivable, current	(196)	(237)
Other current assets	(23)	(151)
Accounts payable	837	(110)
Due to related parties	—	(226)
Accrued liabilities and other	2,642	39
Lease receivable, non-current	(74)	(668)
Other non-current assets	(136)	101
Deferred revenue and other	(497)	(325)
Net cash (used in) provided by operating activities	(4,761)	727
Cash flows from investing activities:
Investment in subsidiary, net of cash acquired	—	(224)
Acquisition of CVM	(14,420)	—
Purchases of property and equipment	(210)	(234)
Net cash used in investing activities	(14,630)	(458)
Cash flows from financing activities:
Payment of preferred stock issuance costs	(158)	—
Preferred stock proceeds	122,000	—
Proceeds from issuance of common stock	336	410
Repurchase of common stock	(538)	(3,480)
Repayments of other debt	(10)	(1,486)
Net cash provided by (used in) financing activities	121,630	(4,556)
Foreign exchange effect on cash, cash equivalents and restricted cash	(24)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	102,215	(4,288)
Cash, cash equivalents and restricted cash, beginning of period	89,030	13,389
Cash, cash equivalents and restricted cash, end of period	$191,245	$9,101

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$553	$227
Accrued preferred stock issuance costs	$56	$—

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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2020 and December 31, 2019, the results of our operations and statements of stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of Income. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other financial information filed with the SEC.
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
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and other than the recently adopted accounting pronouncements described below have not changed materially since such filing.

Adoption of New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which further clarifies and improves guidance related to accounting for credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). This ASU provides relief to certain entities adopting ASU 2016-13. The amendment provides entities with an option to irrevocably elect the fair value option for certain financial assets. These amendments are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods.

The Company adopted ASU 2016-13 with a cumulative-effect adjustment in retained earnings as of January 1, 2020. The impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of customers, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus ("COVID-19") pandemic on expected credit losses.
Accounting Pronouncements Not Yet Adopted

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This guidance will be effective for fiscal years

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

beginning after December 15, 2021. We are currently evaluating the impact of this update on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among two reportable segments, Core companion animal ("CCA") and Other vaccines and pharmaceuticals ("OVP"). The CCA segment consists of revenue generated from the following:

•	Point of Care laboratory products including instruments, consumables and services;

•	Point of Care imaging products including instruments, software and services;

•	Single use pharmaceuticals, vaccines and diagnostic tests primarily related to companion animals; and

•	Other vaccines and pharmaceuticals.

The OVP segment consists of revenue generated from the following:

•	Contract manufacturing agreements; and

•	Other license, research and development revenue.
The following table summarizes our CCA revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Point of Care laboratory revenue:	$17,096	$15,961
Consumables	14,248	12,317
Sales-type leases	1,244	1,742
Outright instrument sales	1,205	1,528
Other	399	374

Point of Care imaging revenue:	4,855	5,410
Outright instrument sales	4,055	4,546
Other	800	864

Other CCA revenue:	5,355	3,345
Other pharmaceuticals, vaccines and diagnostic tests	5,329	3,246
Research and development, license and royalty revenue	26	99

Total CCA revenue	$27,306	$24,716

The following table summarizes our OVP revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract manufacturing	$3,191	$4,666
License, research and development	157	129
Total OVP revenue	$3,348	$4,795

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

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $122.1 million. As of March 31, 2020, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2020 (remaining)	$21,055
2021	25,661
2022	22,458
2023	19,697
2024	15,470
Thereafter	17,747
$122,088

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

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of March 31, 2020 were $1.1 million and $3.9 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2019 were $1.1 million and $3.7 million for current and non-current assets, respectively, shown net of related unearned interest.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2020 and December 31, 2019, contract liabilities were $8.2 million and $8.7 million, respectively, and are included within "Current portion of deferred revenue, and other" and "Deferred revenue, net of current portion" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the three-month period ended March 31, 2020 is approximately $1.1 million of revenue recognized during the period, offset by approximately $0.6 million of additional deferred sales in 2020.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current and are included in "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of March 31, 2020 and December 31, 2019 was $2.7 million and $2.7 million, respectively. Amortization expense for the three-month period ended March 31, 2020 was approximately $0.2 million, offset by approximately $0.2 million of additional contract costs capitalized.

Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis whereas contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly operates in Spain. The terms of the agreement transferred administrative control of CVM upon signing, and the transfer of the purchase price of approximately $14.4 million and shares occurred subsequently in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $8.9 million was allocated to goodwill within the CCA segment based on the preliminary purchase price allocation, all of which is tax deductible for U.S. federal income tax purposes.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preliminary fair values allocated to CVM's assets and liabilities as of the acquisition date, as well as the purchase price, are reflected in the table below (in thousands):

Purchase Price	December 5, 2019
Consideration payable to former owners	$14,420
Total	$14,420
Net Assets Acquired
Cash and cash equivalents	1,226
Accounts receivable	582
Inventories	1,750
Other current assets	1,186
Property and equipment	260
Other intangible assets	2,608
Other non-current assets	460
Accounts payable	(553)
Current portion of deferred revenue, and other	(67)
Deferred tax liability	(683)
Other long-term borrowings	(1,109)
Other liabilities	(157)
Total fair value of net assets acquired	5,503
Goodwill	8,917
Total fair value of consideration transferred	$14,420

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. During the three months ended March 31, 2020, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $68 thousand increase of goodwill, primarily due to fair value adjustments resulting in a decrease in net identifiable assets acquired.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2019 (in thousands):

Three Months Ended March 31, 2019
Total revenue, net	$31,621
Net income attributable to Heska Corporation	686

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
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $0.4 million in debt. As part of the purchase, Heska entered into put and call options on the remaining 30% minority interest. The written put options can be exercised based on the achievement of certain financial conditions over a specified period of time for a fixed amount. The options are not currently exercisable at the acquisition date or the reporting date. The estimated value of the non-controlling interest is inclusive of the probability weighted outcome of the options described herein. As of December 31, 2019, the purchase price allocation was final. As part of the purchase agreement, Heska also committed to purchase from the minority interest holder real estate in the amount of $1.2 million, which was paid in full as of December 31, 2019.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Agreement for Certain Assets
On December 21, 2018, the Company closed a transaction (the "Asset Acquisition") to acquire certain assets from Cuattro, all related to the CCA segment. Pursuant to the Asset Acquisition, dated November 26, 2018, the Company issued 54,763 shares of the Company's Common Stock to Cuattro on the closing date, at an aggregate value equal to approximately $5.4 million based on the adjusted closing price per share of the Common Stock as reported on the Nasdaq Stock Market on the Asset Acquisition agreement date. These shares were issued to Cuattro in a private placement in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder. In addition to the Common Stock, the Company paid cash in the amount of $2.8 million to Cuattro as part of the transaction. The total purchase price was determined based on a valuation report from an independent third party. Part of the Asset Acquisition was an agreement to terminate the supply and license agreement that Heska had been operating under since the acquisition of Cuattro Veterinary USA, LLC.
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
Other Related Party Activities
Cuattro charged Heska Imaging $0 and $6.0 thousand during the three months ended March 31, 2020 and 2019, respectively. The 2019 charges primarily related to digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses.

The Company had no receivables from or payables to Cuattro as of March 31, 2020 or December 31, 2019.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	March 31, 2020	December 31, 2019
Equity method investment	$4,277	$4,406
Non-marketable equity security investment	3,018	3,018
	$7,295	$7,424
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

Our total income tax benefit for our loss before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Loss before income taxes and equity in losses of unconsolidated affiliates	$(6,817)	$(59)
Total income tax benefit	(1,508)	(1,010)

There were cash payments for income taxes of $7 thousand for the three months ended March 31, 2020 and there were $0.1 million in cash refunds for income taxes, net of payments, for the three months ended March 31, 2019. The Company’s tax benefit increased to $1.5 million for the three months ended March 31, 2020 compared to the tax benefit of $1.0 million for the three months ended March 31, 2019. The increase in tax benefits is due to the higher financial loss. The Company recognized $0.3 million in excess tax benefits related to employee share-based compensation for the three months ended March 31, 2020 compared to $1.1 million recognized for the three months ended March 31, 2019.
6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. As of March 31, 2020, the Company’s finance leases were not material to our Condensed Consolidated Financial Statements. ROU assets arising from finance leases are included in Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets. The current portion of the finance lease liabilities are included in Current portion of deferred revenue, and other and the non-current portion of the finance lease liabilities are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2020 and 2019, operating lease expense was approximately $0.6 million and $0.6 million, respectively, including immaterial variable lease costs.

Supplemental cash flow information related to the Company's operating leases for the three months ended March 31, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$460	$444
ROU assets obtained in exchange for operating lease obligations	98	293

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's operating leases:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	3.6 years	3.8 years
Weighted average discount rate	4.44%	4.44%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturity of the Company's operating lease liabilities as of March 31, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$1,451
2021	1,608
2022	1,411
2023	1,795
2024	30
Thereafter	57
Total operating lease payments	6,352
Less: imputed interest	505
Total operating lease liabilities	$5,847

Lessor Accounting

In our CCA segment, primarily related to our Point of Care laboratory products, the Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's undiscounted lease receivables as of March 31, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$3,101
2021	4,209
2022	3,888
2023	3,182
2024	2,308
Thereafter	1,705
$18,393
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to Heska Corporation	$(5,288)	$814

Basic weighted-average common shares outstanding	7,568	7,459
Assumed exercise of dilutive stock options and restricted shares	—	506
Diluted weighted-average common shares outstanding	$7,568	$7,965

Basic (loss) earnings per share attributable to Heska Corporation	$(0.70)	$0.11
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.70)	$0.10

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	1,509	—
Convertible senior notes	43	—
Stock options and restricted stock	135	86
	1,687	86

As more fully described in Note 16, our Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of our common stock. The Company intends to settle the principal value of the Notes in cash and issue shares of our common stock to settle the intrinsic value of the conversion feature. The Company will use the treasury stock method when calculating the potential dilutive effect of the conversion feature on earnings per share, if any. Potential dilution upon conversion of the Notes occurs when the market price per share of our common stock is greater than the conversion price of the Notes of $86.63. The average price of our common stock exceeded the conversion price of the Notes during the three months ended March 31, 2020; therefore, under the net share settlement method, the potential shares issuable under the Notes would be included in the calculation of diluted EPS. However, these shares were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

As discussed in Note 12, the Company issued and sold an aggregate of 122,000 shares of its Preferred Stock to certain investors in a private placement offering. The convertible preferred shares issued are deemed participating securities since these shares contractually participate alongside common stock on any dividends declared. During periods of net income, the calculation of EPS for common stock excludes income attributable to the preferred shares from the numerator and excludes the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The potential dilutive effect of the convertible preferred stock is calculated using the if-converted method. For the three months ended March 31, 2020, these shares were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2020 (in thousands):

Carrying amount, December 31, 2019	$36,204
Goodwill attributable to acquisitions	68
Foreign currency adjustments	(177)
Carrying amount, March 31, 2020	$36,095

Other intangibles consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,269	$(1,026)	$7,243	$8,200	$(819)	$7,381
Customer relationships and other	6,265	(2,447)	3,818	6,317	(2,226)	4,091
Total intangible assets	$14,534	$(3,473)	$11,061	$14,517	$(3,045)	$11,472

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense	$428	$303

Estimated amortization expense related to intangibles for each of the five years from 2020 (remaining) through 2024 and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining)	$1,304
2021	1,733
2022	1,722
2023	1,370
2024	1,250
Thereafter	3,682
$11,061

As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing. Based on the qualitative assessment performed, we concluded that no indications of impairment existed.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$694	$694
Building	3,845	3,845
Machinery and equipment	28,294	28,777
Office furniture and equipment	1,348	1,345
Computer hardware and software	3,333	3,408
Leasehold and building improvements	10,566	10,558
Construction in progress	753	671
Property and equipment, gross	48,833	49,298
Less accumulated depreciation	(33,757)	(33,829)
Total property and equipment, net	$15,076	$15,469
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of March 31, 2020 and December 31, 2019, was $7.8 million and $8.1 million, respectively, before accumulated depreciation of $4.4 million and $4.6 million, respectively.
Depreciation expense was $0.9 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.
10.    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$15,868	$15,320
Work in process	3,595	2,802
Finished goods	10,961	9,786
Allowance for excess or obsolete inventory	(1,368)	(1,307)
Total inventory, net	$29,056	$26,601

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and employee benefits	1,262	1,175
Accrued property taxes	913	681
Accrued purchase orders	466	739
Inventory in transit	2,925	—
Other	4,525	3,750
Total accrued liabilities	$10,091	$6,345
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.72%	2.45%
Expected lives	4.5 years	4.7 years
Expected volatility	39%	39%
Expected dividend yield	0%	0%
A summary of our stock option plans is as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	536,315	$54.855	620,553	$40.741
Granted at market	250	$95.660	88,200	$84.234
Forfeited	(35,641)	$70.546	(1,353)	$98.660
Expired	(1,051)	$98.660	(716)	$98.660
Exercised	(10,483)	$8.779	(170,369)	$18.125
Outstanding at end of period	489,390	$54.626	536,315	$54.855
Exercisable at end of period	339,845	$41.893	315,964	$37.644
The total estimated fair value of stock options granted during the three months ended March 31, 2020 and 2019 was computed to be approximately $7.9 thousand and $43 thousand, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

options granted during the three months ended March 31, 2020 and 2019 was computed to be approximately $31.78 and $36.18, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $816.7 thousand and $9.9 million, respectively. The cash proceeds from options exercised during the three months ended March 31, 2020 and 2019 was $92 thousand and $84 thousand, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2020	Weighted Average Exercise Price
4.96-7.36	78,733	2.72	$7.022	78,733	$7.022
7.37-62.50	123,943	3.72	$26.115	123,838	$26.088
62.51-69.77	101,668	6.90	$69.770	71,669	$69.770
69.78-72.85	84,391	6.67	$72.237	41,779	$72.850
72.86-108.25	100,655	8.77	$96.909	23,826	$101.137
4.96-108.25	489,390	5.77	$54.626	339,845	$41.893
As of March 31, 2020, there was approximately $3.8 million in total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.40 years, with all cost to be recognized by the end of March 2023, assuming all options vest according to the vesting schedules in place at March 31, 2020. As of March 31, 2020, the aggregate intrinsic value of outstanding options was approximately $7.4 million and the aggregate intrinsic value of exercisable options was approximately $7.4 million.
The Company issues new shares upon share option exercise, which may be netted or withheld to meet strike price or related tax obligations.
Employee Stock Purchase Plan (the "ESPP")

For the three months ended March 31, 2020 and 2019, we issued 3,372 and 2,583 shares under the ESPP, respectively.
For the three months ended March 31, 2020 and 2019, we estimated the fair values of stock purchase rights granted under the ESPP using the Black-Scholes pricing model. The weighted average assumptions used for the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.34%	2.35%
Expected lives	1.1 years	1.1 years
Expected volatility	44%	40%
Expected dividend yield	0%	0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2020 and 2019, the weighted-average fair value of the purchase rights granted was $13.49 and $18.97 per share, respectively.
Restricted Stock Issuances
We have granted non-vested restricted stock awards (“restricted stock” or "RSAs") to management and non-employee directors pursuant to the Company's amended and restated Stock Incentive Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between one and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to management, and vesting periods for time based awards. Management performance-based awards are granted at the target number of shares that may be earned. We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur. There were no modifications that affected our accounting for restricted stock awards in the three months ended March 31, 2020 or 2019.
The following table summarizes restricted stock transactions for the three months ended March 31, 2020:

	RSAs	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2019	335,667	$74.29
Granted	250	86.57
Vested	(16,894)	48.77
Forfeited	(46,000)	64.59
Non-vested as of March 31, 2020	273,023	$77.44

The weighted average grant date fair value of awards granted was $86.57 and $77.52 for the three months ended March 31, 2020 and 2019, respectively. The fair value of restricted stock vested was $1.6 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was approximately $2.0 million of total unrecognized compensation cost related to restricted stock with market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 0.9 years. As of March 31, 2020, we reviewed each of the underlying corporate performance targets and determined that approximately 188,000 shares of common stock were related to company performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to March 31, 2020.

Series X Convertible Preferred Stock

On March 30, 2020, the Company completed a private placement offering in which the Company issued and sold an aggregate of 122,000 shares of its Series X Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). The shares of Preferred Stock issued and sold were priced at $1,000 per share (the “Stated Value”), resulting in gross proceeds of $122.0 million, less issuance costs of $0.2 million. The Company used approximately $110 million of the proceeds from the offering to fund the April 1, 2020 acquisition of scil animal care company Gmbh ("scil") and plans to use the remaining proceeds for working capital and general corporate purposes. Refer to Note 18. Subsequent Events for additional discussion regarding the completed acquisition of scil on April 1, 2020 and the conversion of the Preferred Stock on April 21, 2020.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The offering was made pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of January 12, 2020, by and among the Company and certain investors, and subsequent amendment (the “Securities Purchase Agreement Amendment”) to the Securities Purchase agreement, entered into by the Company and each investor on March 30, 2020 (the Securities Purchase Agreement as amended by the Securities Purchase Agreement Amendment, the “Amended Securities Purchase Agreement”).

The shares of Preferred Stock are convertible into shares of the Company’s Common Stock at an initial ratio of approximately 12.4 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of approximately $80.85 per share of common stock), at the option of the holders of the Preferred Stock or the Company, subject to the Company possessing sufficient unissued and otherwise unreserved shares of Common Stock under the Company’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”).

On March 30, 2020, in connection with the private placement offering, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the Preferred Stock.

The Preferred Stock shall rank: (i) senior to all of the Common Stock, (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Preferred Stock (“Junior Securities”), (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”) and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

In the event of the Company’s liquidation, dissolution or winding up, holders of Preferred Stock will be entitled to, subject to prior and superior rights of the holders of Senior Securities, (i) receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, (a) the Stated Value with respect to each share of Preferred Stock held and (b) any dividends accrued but unpaid on such shares, including any residual dividends not previously paid in cash by the Company and (ii) participate pari passu with the holders of the Common Stock (on an as-converted basis) in the remaining distribution of the net assets of the Company available for distribution.

The shares of Preferred Stock generally have no voting rights, except as otherwise expressly provided in the Certificate of Designation or as otherwise required by law. However, as long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Certificate of Incorporation or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Preferred Stock, (ii) issue further shares of Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Preferred Stock or (iii) enter into any agreement with respect to any of the foregoing.

Commencing after May 1, 2020, each share of Preferred Stock outstanding and not converted into Common Stock will accrue dividends on a daily basis at an initial per annum rate of 5.75% of the Stated Value and increasing in subsequent periods up to a maximum per annum rate of 7.25% of the Stated Value. Dividends

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

will be payable in accordance with the terms and conditions of the Certificate of Designation. As described in Note 18. Subsequent Events, the Preferred Stock converted into Common stock on April 21, 2020.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2019	$(346)	$859	$513
Current period other comprehensive loss	—	(356)	(356)
Balances at March 31, 2020	$(346)	$503	$157
14.    COMMITMENTS AND CONTINGENCIES
Royalty Agreements
The Company holds certain rights to market and manufacture products developed or created under certain research, development, and licensing agreements with various entities. In connection with such agreements, the Company has agreed to pay the entities royalties on net product sales. In each of the three months ended March 31, 2020 and 2019, royalties of $0.1 million became payable under these agreements.
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.3 million at both March 31, 2020 and December 31, 2019.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2020, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $12.2 million as of March 31, 2020.
15.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$(233)	$(92)
Interest expense	2,346	77
Other expense (income), net	86	(1)
Total interest and other expense (income), net	$2,199	$(16)
Cash paid for interest for the three months ended March 31, 2020 and 2019 was $1.6 million and $56 thousand, respectively.
16.    CONVERTIBLE NOTES AND CREDIT FACILITY

Convertible Notes

On September 17, 2019, the Company issued $86.25 million aggregate principal amount of 3.750% Convertible Senior Notes due 2026 (the "Notes"), which included the exercise in full of an $11.25 million purchase option, to certain financial institutions as the initial purchasers of the Notes (the "Initial Purchasers"). The Notes are senior unsecured obligations of the Company. The Notes were issued pursuant to an Indenture, dated September 17, 2019 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its existing Credit Facility, and an additional $2.0 million to fully fund a cash collateralized, letter of credit facility as required under the amendment to the Credit Agreement entered into in September 2019. The Company subsequently terminated the Credit Facility with JPMorgan Chase Bank, N.A. on December 31, 2019. The Company expects to use the remainder of the net proceeds from the sale of the Notes to fund our intended expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

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

In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at March 31, 2020 and December 31, 2019.

The following table summarizes the net carrying amount of the Notes (in thousands):

	March 31, 2020	December 31, 2019
Carrying amount of equity component	$39,508	$39,508

Principal amount of the Notes	86,250	86,250
Unamortized debt discount	(39,378)	(40,902)
Net carrying amount	$46,872	$45,348
Interest expense related to the Notes for the quarter ended March 31, 2020 was $2.3 million, which is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

Three Months Ended
March 31, 2020
Interest expense related to contractual coupon interest	$809
Interest expense related to amortization of the debt discount	1,524
$2,333

As of March 31, 2020, the remaining period over which the unamortized discount will be amortized is 77.5 months.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated fair value of the Notes was $80.9 million and $116.0 million as of March 31, 2020 and December 31, 2019, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. The if-converted value of the Notes did not exceed the principal value as of March 31, 2020.

17.    SEGMENT REPORTING
The Company is currently composed of two reportable segments: CCA and OVP. The CCA segment includes Point of Care diagnostic laboratory instruments and consumables, and Point of Care digital imaging diagnostic instruments and software services as well as single use diagnostic and other tests, pharmaceuticals and vaccines, primarily for canine and feline use. These products are sold directly by the Company as well as through independent third-party distributors and through other distribution relationships. CCA segment products manufactured at the Des Moines, Iowa production facility included in the OVP segment's assets are transferred at cost and are not recorded as revenue for the OVP segment. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle, but also for other animals including small mammals. All OVP products are sold by third parties under third-party labels.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended March 31, 2020	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$27,306	$3,348	$30,654
Operating loss	(4,180)	(438)	(4,618)
Loss before income taxes	(6,379)	(438)	(6,817)
Capital expenditures	128	82	210
Depreciation and amortization	1,042	332	1,374

Three Months Ended March 31, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Total revenue	$24,716	$4,795	$29,511
Operating loss	(51)	(24)	(75)
Loss before income taxes	(35)	(24)	(59)
Capital expenditures	44	190	234
Depreciation and amortization	947	318	1,265

Asset information by reportable segment as of March 31, 2020 is as follows (in thousands):

As of March 31, 2020	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$7,295	$—	$7,295
Total assets	331,932	19,049	350,981
Net assets	255,237	15,401	270,638

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Core Companion Animal	Other Vaccines and Pharmaceuticals	Total
Investments in unconsolidated affiliates	$7,424	$—	$7,424
Total assets	223,980	20,444	244,424
Net assets	137,072	17,292	154,364

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    SUBSEQUENT EVENTS

scil Acquisition
As previously disclosed, the Company entered into an agreement (the “Agreement”) on January 14, 2020 regarding the sale and purchase of the sole share in scil animal care company GmbH (“scil”). Pursuant to the Agreement, by and among the Company, Heska GmbH, a subsidiary of the Company (the “Purchaser”), Covetrus, Inc. (“Covetrus”) and Covetrus Animal Health Holdings Limited (the “Seller”), a subsidiary of Covetrus, Heska GmbH agreed to purchase 100% of the capital stock of scil (the “Acquisition”). On April 1, 2020, the Company, the Purchaser, the Seller, Covetrus and Covetrus Financing Holding, Ltd entered into an amendment agreement (the “Amendment Agreement”), providing for certain amendments to the Agreement (the Agreement as amended by the Amendment Agreement, the “Amended Agreement”), that among other things, reduced the aggregate purchase price from $125 million to $110 million.

On April 1, 2020 (the “Acquisition Closing Date”), the Company completed the Acquisition in accordance with the terms of the Amended Agreement.

The Acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Acquisition date. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of April 1, 2020. The total purchase consideration is subject to customary working capital adjustments.

The information below represents the preliminary purchase price allocation of scil (in thousands):

April 1, 2020
Total purchase consideration	$111,027

Current assets, including cash acquired	18,255
Inventories, net	11,373
Property and equipment, net	19,373
Other intangible assets, net	44,267
Deferred tax asset, net	1,013
Investments in unconsolidated affiliates	55
Other assets	1,365
Total assets	95,701
Current Liabilities	16,189
Current portion of deferred revenue	1,035
Deferred revenue, net of current portion	234
Deferred tax liability	13,023
Other liabilities	798
Net assets acquired	64,422
Goodwill	46,605
Total fair value of consideration transferred	$111,027

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information currently available, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the measurement period, which is up to one year from the date of the Acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the Acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the Acquisition.

The following table presents unaudited supplemental pro forma financial information as if the scil Acquisition had occurred on January 1, 2019 (in thousands):

Year Ended December 31, 2019
Total revenue, net	$201,865
Net (loss) attributable to Heska Corporation	(2,568)

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of scil and further reflects the effect of purchase accounting adjustments. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations.

Series X Convertible Preferred Stock
As more fully described in Note 12. Capital Stock, Heska financed the Acquisition through a private offering of $122 million of Series X Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”).  The Preferred offering was made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act, as a transaction not involving a public offering.

On April 8, 2020, the Company held its annual shareholder meeting, during which stockholders approved the proposal to amend the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares of each class of our Common Stock by 3,000,000. On April 14, 2020, the Company gave notice of its exercise of its right to convert the 122,000 shares of Preferred Stock into 1,508,964 shares of Public Common Stock (the "Conversion Shares") and the conversion was effective on April 21, 2020. The conversion resulted in dilution of less than 20% of total shares of the Company’s Public Common Stock currently issued and outstanding. A registration statement on Form S-3 (File No. 333-238005) registering for resale the Conversion Shares was filed by us with the SEC on May 5, 2020.

Stock Issuances

On April 16, 2020 and May 5, 2020, the Compensation Committee of the Company’s Board of Directors authorized the issuance of a total of 305,000 stock options and 20,000 restricted stock awards, respectively, under the Stock Incentive Plan granted to Company Executive Officers and other members of management. 230,000 stock options and 20,000 restricted stock awards vest upon the achievement of certain Company performance conditions. 10,000 stock options vest upon the achievement of certain market conditions. Performance and market conditions must be achieved by December 31, 2023 otherwise the stock options or restricted stock awards are forfeited. 65,000 stock options are subject to time vesting requirements, with 30,000 stock options vesting upon December 31, 2021 and the remainder vesting upon December 31, 2022. All vested but unexercised options will expire April 15, 2030.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 7, 2020 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
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
Our business is composed of two reportable segments, Core companion animal ("CCA") and Other vaccines and pharmaceuticals ("OVP"). The CCA segment includes, primarily for canine and feline use, Point of Care laboratory instruments and consumables; digital imaging diagnostic instruments, software and services; local and cloud-based data services; allergy testing and immunotherapy; and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The OVP segment includes private label vaccine and pharmaceutical production, primarily for cattle but also for other species including equine, porcine, avian, feline and canine. OVP products are sold by third parties under third party labels. As a result of the acquisition of scil, we  began the process of assessing and modifying our operating structure as we previously operated predominantly in the U.S. The evaluation and transformation is underway and we currently expect to conclude this asssement and potentially revise our segments in 2020 as a result of the modified operating structure.
The CCA segment represented approximately 89.1% of our revenue for the three months ended March 31, 2020, and the OVP segment represented approximately 10.9% of our revenue for the three months ended March 31, 2020.

CCA Segment
Revenue from Point of Care laboratory including instruments, consumables and other revenue such as service represented 62.6% of CCA revenue for the three months ended March 31, 2020. Revenue in this area primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Approximately $14.2 million and $12.3 million of our revenue for the three months ended March 31, 2020 and 2019, respectively, resulted from the sale of such testing consumables to an installed base of instruments. Approximately $2.4 million and $3.3 million of our revenue for the three months ended March 31, 2020 and 2019, respectively, was from instrument sales, including revenue recognized from sales-type lease treatment. Included in instrument sales are sales of infusion pumps, which are sold outright through distribution. Sales of infusion pumps were $0.6 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Approximately $0.4 million and $0.4 million of our revenue for the three months ended March 31, 2020 and 2019, respectively, was from other revenue sources, such as charges for repairs. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas and immunodiagnostic testing and their affiliated operating consumable.
Point of Care digital imaging hardware, software and services represented 17.8% of CCA revenue for the three months ended March 31, 2020. Digital radiography is the largest product offering in this area, which also includes ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. We sell our imaging solutions both in the U.S. and internationally. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Other CCA revenue, including single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue, represented 19.6% of CCA revenue for the three months ended March 31, 2020. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing. Of our annual revenue, heartworm produced primarily for private-label accounted for approximately $2.2 million for the three months ended March 31, 2020. The increase in Other CCA revenue in 2020 was driven primarily by a $1.9 million increase from contract manufactured heartworm preventative, Tri-Heart, which had reduced customer demand in 2019.
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
All of our CCA products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. CCA products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 75% and 25%, respectively, of CCA revenue for the three months ended March 31, 2020.
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
Impact of COVID-19 Pandemic and Current Economic Environment

In the latter half of the quarter, we experienced modest impact on our business resulting from government restrictions on the movement of people, goods, and services in connection with the COVID-19 pandemic. Fortunately, those we serve, veterinarians and herd animal health experts, are deemed essential services in areas of government mandated restrictions. To service them safely and efficiently, Heska teams quickly adjusted to a targeted, remote workforce posture and put the care and health of people and our brand first. Heska has not laid off or furloughed employees nor reduced the salaries. Because of social distancing measures, on-site installations of POC Lab and Imaging equipment will experience intermittent delays. While not significant to the overall results of the first quarter, on-site installations of equipment were impacted in March. We anticipate the impact to on-site installations and capital equipment expenditures to continue for at least the remainder of 2020.

Our financial position remains strong. On April 1, 2020, we closed our acquisition of scil animal care company; the transaction was fully financed by a preferred stock offering. We have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries.

While we have experienced some intermittent delays in receiving supply, our supply chain has not been significantly impacted and we do not expect that to materially change over the remaining months of 2020. Our major research and development projects are continuing to progress substantially as planned but we have experienced sporadic delays in receiving validation samples and device components as well as inefficiencies in remote collaboration and field-testing. We anticipate these delays to result in slippage of 90 to 120 days in our new products’ commercial roll-out schedules.

We do not know how long COVID-19 related challenges will continue. The ultimate impact on our business will depend on many factors substantially beyond our control and difficult to predict. In the near-term and with asynchronous variation across geographies, we anticipate veterinary hospitals will temporarily: (1) realize lower average diagnostics use as a result of deferred and elective patient visits, and (2) delay capital equipment investments as a result of heightened conservatism and the effects of social distancing on in-clinic demonstrations and installations. Despite these headwinds, we believe we are well positioned because: (1) our customers and products are essential, (2) our main Point of Care laboratory business continues to show healthy consumables use and margin, (3) our subscriptions model metrics continue to show solid performance, (4) our vaccines and pharmaceuticals business continues to perform with minimal disruption, (5) our balance sheet is strong, and (6) our employees, logistics, supply chain, and operations continue to operate well in the current environment and they are fully prepared for both a phased return and an instant return to full capacity.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.
The following tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$30,654	$29,511
Gross profit	13,448	12,543
Operating expenses	18,066	12,618
Operating loss	(4,618)	(75)
Interest and other expense (income), net	2,199	(16)
Loss before income taxes and equity in losses of unconsolidated affiliates	(6,817)	(59)
Income tax benefit	(1,508)	(1,010)
Net (loss) income before equity in losses of unconsolidated affiliates	(5,309)	951
Equity in losses of unconsolidated affiliates	(130)	(181)
Net (loss) income after equity in losses of unconsolidated affiliates	(5,439)	770
Net loss attributable to redeemable non-controlling interest	(151)	(44)
Net (loss) income attributable to Heska Corporation	$(5,288)	$814

The following tables set forth, for the periods indicated, segment data derived from our Consolidated Statements of Income (in thousands):

CCA Segment

	Three Months Ended March 31,		Change
	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$17,096	$15,961	$1,135	7.1%
Consumables	14,248	12,317	1,931	15.7%
Instruments	2,449	3,270	(821)	(25.1)%
Other	399	374	25	6.7%
Point of Care imaging	4,855	5,410	(555)	(10.3)%
Other CCA revenue	5,355	3,345	2,010	60.1%
Total CCA revenue	$27,306	$24,716	$2,590	10.5%
Percent of total revenue	89.1%	83.8%
Cost of revenue	13,937	12,622	1,315	10.4%
Gross profit	13,369	12,094	1,275	10.5%
Operating loss	$(4,180)	$(51)	$(4,129)	8,096.1%

OVP Segment

	Three Months Ended March 31,		Change
	2020	2019	Dollar Change	% Change
Revenue	$3,348	$4,795	$(1,447)	(30.2)%
Percent of total revenue	10.9%	16.2%
Cost of revenue	3,269	4,346	(1,077)	(24.8)%
Gross profit	79	449	(370)	(82.4)%
Operating loss	$(438)	$(24)	$(414)	1,725.0%
Revenue
Total revenue increased 3.9% to $30.7 million in the three months ended March 31, 2020, compared to $29.5 million in the three months ended March 31, 2019.
CCA segment revenue increased 10.5% to $27.3 million in the three months ended March 31, 2020, compared to $24.7 million in the three months ended March 31, 2019. The $2.6 million increase was driven by a 15.7% increase in POC Lab Consumables and a $1.9 million increase in PVD related to the contract manufactured heartworm preventive, Tri-Heart®, which had reduced channel demand in 2019. These increases were partially offset by a 22.3% decrease in capital lease placements and outright sales of Point of Care Lab Instruments and a 10.3% decrease in from Point of Care Imaging.
OVP segment revenue decreased 30.2% to $3.3 million in the three months ended March 31, 2020, compared to $4.8 million in the three months ended March 31, 2019. The decrease was driven primarily by reduced customer requirements in the comparable prior year period.

Gross Profit
Gross profit increased 7.2% to $13.4 million in the three months ended March 31, 2020, compared to $12.5 million in the three months ended March 31, 2019. Gross margin increased to 43.9% in the three months ended March 31, 2020 compared to 42.5% in the three months ended March 31, 2019. The increase in both gross profit and gross margin percentage was driven primarily by favorable product mix related to increased revenue from consumable sales.
Operating Expenses
Selling and marketing expenses increased 4.9% to $7.4 million in the three months ended March 31, 2020, compared to $7.0 million in the three months ended March 31, 2019. Beginning in 2019, we began to increase compensation, including stock-based compensation, benefits, and commissions expense, mostly related to our commercial team expansion both domestically and internationally. The increase is in line with management expectations as we continue to invest in future growth and expanding the footprint of the Company.
Research and development expenses increased 55.8% to $2.1 million in the three months ended March 31, 2020, compared to $1.4 million in the three months ended March 31, 2019. The increase was primarily driven by spending on product development for urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expense is consistent with the spending initiatives of management.
General and administrative expenses increased 102.8% to $8.6 million in the three months ended March 31, 2020, compared to $4.2 million in the three months ended March 31, 2019. The increase was primarily driven by $2.7 million one-time costs related to the acquisition of scil Animal Care Company and $1.2 million in restructuring costs. The remaining variance is related to the impact of international acquisitions compared to prior year.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $2.2 million in the three months ended March 31, 2020, compared to $(16) thousand in the three months ended March 31, 2019. The increase in interest and other expense was primarily driven by interest expense as a result of the Notes.
Income Tax (Benefit) Expense
In the three months ended March 31, 2020, we had a total income tax benefit of $1.5 million, including $1.5 million of domestic deferred income tax benefit and $25 thousand current income tax expense. In the three months ended March 31, 2019, we had a total income tax benefit of $1.0 million, including $1.1 million of domestic deferred income tax benefit and $45 thousand of current income tax expense. The increase in tax benefits is due to the higher financial loss. The Company recognized $0.3 million in excess tax benefits related to employee share-based compensation for the three months ended March 31, 2020 compared to $1.1 million recognized for the three months ended March 31, 2019.

Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $5.3 million for the three months ended March 31, 2020, compared to net income attributable to Heska of $0.8 million in the prior year period. The difference between this line item and "Net income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to increases in operating expenses, mostly associated to one-time acquisition and restructuring costs, as discussed above, as well as interest and amortization charges relating to the Notes.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present first quarter 2020 net income attributable to Heska, earnings per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, and the effective tax rate, excluding acquisition and other one-time charges, which are non-GAAP measures. We also present first quarter 2019 net income attributable to Heska, earnings per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, and the effective tax rate, which are non-GAAP measures.
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
The following tables reconcile our adjusted non-GAAP financial measures to our most directly comparable as-reported financial measures calculated in accordance with GAAP (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to Heska Corporation	$(5,288)	$814
Income tax benefit	(1,508)	(1,010)
Interest expense (income)	2,113	(15)
Depreciation and amortization	1,374	1,265
EBITDA	$(3,309)	$1,054
Acquisition-related and other one-time costs(1)	3,874	—
Stock-based compensation	353	1,186
Adjusted EBITDA	$918	$2,240
Adjusted EBITDA margin(2)	3.0%	7.6%

(1) To exclude the effect of one-time charges of $3.9 million in the first quarter 2020 incurred primarily as part of the acquisition of scil animal care company GmbH.

(2)Adjusted EBITDA margin is calculated as the ratio of adjusted EBITDA to revenue.

	Three Months Ended March 31,
	2020	2019
GAAP net (loss) income attributable to Heska per diluted share	$(0.70)	$0.10
Acquisition-related and other one-time costs(1)	0.51	—
Amortization of acquired intangibles(2)	0.02	—
Amortization of debt discount and issuance costs	0.20	—
Stock-based compensation	0.05	0.15
Gain (loss) on equity investee transactions	0.02	0.02
Estimated income tax effect of above non-GAAP adjustments(3)	(0.20)	(0.04)
Discrete tax benefits associated with stock-based compensation activity	(0.04)	(0.14)
Non-GAAP net (loss) income per diluted share	$(0.14)	$0.09

Shares used in diluted per share calculations	7,568	7,965

(1) To exclude the effect of one-time charges of $3.9 million in the first quarter 2020 incurred primarily as part of the acquisition of scil animal care company GmbH.

(2) To exclude the effect of amortization of intangibles of $0.1 million in the first quarter 2020 incurred as part of the acquisitions of Optomed and CVM.

(3) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs, restructuring costs, amortization of debt discount and issuance costs, and stock-based compensation. Adjusted effective tax rates are 25% for the first quarter 2020 and 24% for the first quarter 2019.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash, including $70.9 million remaining from the issuance and sale of the Notes, after deducting the initial purchasers’ discounts, debt issuance costs paid or payable by us, and the repayment in full of our Credit Facility, as described in Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we announced our intention to acquire scil and finance the transaction through a private placement of convertible preferred equity for which we raised $122 million, while we transferred approximately $110 million in purchase price, netting a remaining $12 million of liquidity. Refer to Note 18. Subsequent Events.

For the three months ended March 31, 2020, we had net loss attributable to Heska Corporation of $5.3 million and net cash used by operations of $4.8 million. At March 31, 2020, we had $191.2 million of cash and cash equivalents ($80.2 million after the April 1, 2020 payment of consideration for the scil acquisition) and working capital of $223.8 million.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(4,761)	$727	$(5,488)	(754.9)%
Net cash used in investing activities	(14,630)	(458)	(14,172)	3,094.3%
Net cash provided by (used in) financing activities	121,630	(4,556)	126,186	(2,769.7)%
Foreign exchange effect on cash, cash equivalents and restricted cash	(24)	(1)	(23)	2,300.0%
Increase (decrease) in cash, cash equivalents and restricted cash	102,215	(4,288)	106,503	(2,483.7)%
Cash, cash equivalents and restricted cash, beginning of the period	89,030	13,389	75,641	564.9%
Cash, cash equivalents and restricted cash, end of the period	$191,245	$9,101	$182,144	2,001.4%
Net cash used in operating activities was $4.8 million in the three months ended March 31, 2020, compared to net cash provided by operating activities of $0.7 million in the three months ended March 31, 2019, a decrease of approximately $5.5 million. The decrease in cash from operating activities is primarily due to the $6.2 million decrease in net income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was partially offset by $0.4 million increase related to changes in operating assets and liabilities due to the timing of collections and payments in the ordinary course of business. Non-cash transactions impacting cash used by operating activities included a $1.5 million increase related to amortization of debt discount; partially offset by a $0.8 million decrease related to lower stock-based compensation expense due to share forfeiture, and $0.5 million higher deferred tax benefits in the current quarter.
Net cash used in investing activities was $14.6 million in the three months ended March 31, 2020, compared to net cash used in investing activities of $0.5 million in the three months ended March 31, 2019, an increase of approximately $14.2 million. The increase in cash used for investing activities was driven by $14.4 million payment of consideration for the December 2019 acquisition of CVM.
Net cash provided by financing activities was $121.6 million in the three months ended March 31, 2020, compared to net cash used in financing activities of $4.6 million in the three months ended March 31, 2019, an increase of approximately $126.2 million. The change was driven primarily by an $122.0 million increase in proceeds from preferred stock in anticipation of the acquisition of scil Animal Care Company. In addition, there was approximately $2.9 million increase in cash related to lower repurchases of common stock and $1.5 million in lower repayments of other debt in the current period.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we are actively seeking acquisitions that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, "Risk Factors", of this Form 10-Q and in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. We may be required to seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $23 thousand to a $24 thousand negative impact in the three months ended March 31, 2020, compared to a $1 thousand negative impact in the three months ended March 31, 2019. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, and Australian Dollar, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2020, the Company had purchase obligations for inventory of $12.2 million.
Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and other than the recently adopted accounting pronouncements described in Note 1. Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10‑Q, have not changed significantly since such filing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about other market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
For a discussion of our risk factors, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), which is incorporated herein by reference. As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors described in our Annual Report.
The impact of the COVID-19 pandemic on consumer demand, our global supply chain and our financial and operational results.
With the recent acquisition of scil, our worldwide operations make us vulnerable to risks from a global public health crisis, such as the COVID-19 pandemic, which is adversely impacting consumer demand, our global supply chain, and financial and operational results. We expect further adverse impact to our financial results as the pandemic spreads through domestic and foreign markets and local governmental authorities institute or extend “shelter at home” protective measures. While the pace and ability of governmental authorities to contain the COVID-19 pandemic remains uncertain, we expect this global public health crisis to have an adverse impact on our financial results, including revenues, earnings and cash flows through at least the remainder of 2020; specifically as a result of:

•	Temporary closure or reduced hours of veterinary clinics where we sell our products and services, resulting in decreased visits and testing;

•	Reduction in consumer discretionary spending on their pets’ health and wellbeing;

•	Potential supply chain disruption caused by additional customs restrictions of cross border trade;

•	Governmental orders that create an array of restrictions on our customers, our employees and the pets they serve to limit the spread of the COVID-19 pandemic;

•	Lower productivity due to reduced travel, work from home policies or shelter in place orders; and

•	Overall slowdown in foreign and domestic economies resulting in stagnating wage growth, reduced discretionary spending and temporary or permanent staffing layoffs.
As a result of the COVID-19 pandemic, we have implemented strict work from home policies for all employees with the ability to work remotely at all of our locations. At our Des Moines, Iowa manufacturing facility, production schedules remain on track for order fulfillment but have instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. Companywide, we enacted travel restrictions that have begun to disrupt the standard operation of our business. The restricted travel policies for our sales force has adversely affected our customer’s ability or willingness to purchase our products and services, delay customer capital spending and reduce our ability to provide on-site customer service.
While we are unable to predict the duration of the financial and operational impact due to the COVID-19 pandemic, we expect it to adversely affect our business through at least the remainder of 2020. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in the Risk Factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2020	—	$—	—	$—
February 2020	—	$—	—	$—
March 2020	4,894	$92.98	—	$—
	4,894	$92.98	—	$—

(1) Shares of Public Common Stock we purchased between January 1, 2020 and March 31, 2020 were solely for the cancellation of shares of stock withheld for related tax obligations
On March 30, 2020, the Company completed a private placement offering in which the Company issued and sold an aggregate of 122,000 shares of its Series X Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). The shares of Preferred Stock issued and sold were priced at $1,000 per share, resulting in gross proceeds of $122.0 million, less issuance costs of $0.2 million. The Preferred Stock offering was made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act, as a transaction not involving a public offering.

On April 14, 2020, the Company gave notice of its exercise of its right to convert the 122,000 shares of Preferred Stock into 1,508,964 shares of Public Common Stock (the "Conversion Shares") and the conversion was effective on April 21, 2020. A registration statement on Form S-3 (File No. 333-238005) registering the Conversion Shares for resale was filed by us with the SEC on May 5, 2020.

Item 6.    Exhibits

Exhibit Number	Notes	Description of Document
2.1#++	(1)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3.1#	(2)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.2		Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
10.1		2020 Employee Stock Purchase Plan.
10.2		2020 Stock Incentive Plan.
10.3#	(1)	Securities Purchase Agreement, dated as of January 12, 2020, among the Registrant and the purchasers named therein.
10.4	(2)	Amendment to the Securities Purchase Agreement dated March 30, 2020 among the Registrant and the purchaser named therein.
10.5#	(2)	Registration Rights Agreement dated March 30, 2020 among the Registrant and the purchasers named therein.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2020.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)