Form 10-Q
period 2020-06-30
HESKA CORP
filed 2020-08-10
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
9,443,718 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at August 6, 2020.

HESKA, scil, scil vet, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element COAG, Element DC5X and Element RC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
-i-

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

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form 10-Q and in our Annual Report on Form 10-K, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

•the impact of the COVID-19 pandemic on consumer demand, our global supply chain and our financial and operational results;
•the success of third parties in marketing our products;
•outside business interests of our Chief Executive Officer;
•our reliance on third party suppliers and collaborative partners;
•our dependence on key personnel;
•our dependence upon a number of significant customers;
•competitive conditions in our industry;
•our ability to market and sell our products successfully;
•expansion of our international operations;
•the impact of regulation on our business;
•the success of our acquisitions and other strategic development opportunities;
•our ability to develop, commercialize and gain market acceptance of our products;
•cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;
•product returns or liabilities;
•volatility of our stock price; and
•our ability to service our convertible notes and comply with their terms.

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
-ii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$79,189	$89,030
Accounts receivable, net of allowance for doubtful accounts of $696 and $186, respectively	26,312	15,161
Inventories	40,772	26,601
Net investment in leases, current, net of allowance for doubtful accounts of $93 and $105, respectively	4,565	3,856
Prepaid expenses	3,077	2,219
Other current assets	4,467	3,000
Total current assets	158,382	139,867

Property and equipment, net	33,873	15,469
Operating lease right-of-use assets	5,988	5,726
Goodwill	84,741	36,204
Other intangible assets, net	54,782	11,472
Deferred tax asset, net	8,205	6,429
Net investment in leases, non-current	15,307	14,307
Investments in unconsolidated affiliates	7,265	7,424
Other non-current assets	8,356	7,526
Total assets	$376,899	$244,424

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,891	$6,600
Accrued liabilities	13,211	6,345
Accrued purchase consideration payable	—	14,579
Operating lease liabilities, current	2,108	1,745
Deferred revenue, current, and other	5,644	2,930
Total current liabilities	32,854	32,199

Convertible note, non-current, net	48,396	45,348
Deferred revenue, non-current	5,204	5,966
Other long-term borrowings	507	1,121
Related party loan	1,134	—
Operating lease liabilities, non-current	4,341	4,413
Deferred tax liability	14,071	691
Other liabilities	434	152
Total liabilities	106,941	89,890

Redeemable non-controlling interest and mezzanine equity	(89)	170

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 and 10,250,000 shares authorized, 9,414,834 and 7,881,928 shares issued and outstanding, respectively	94	79
Additional paid-in capital	415,687	290,216
Accumulated other comprehensive income	2,373	513
Accumulated deficit	(148,107)	(136,444)
Total stockholders' equity	270,047	154,364
Total liabilities, mezzanine equity and stockholders' equity	$376,899	$244,424

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$45,712	$28,146	$76,366	$57,657
Cost of revenue	27,847	15,734	45,053	32,702
Gross profit	17,865	12,412	31,313	24,955

Operating expenses:
Selling and marketing	9,583	6,715	16,963	13,748
Research and development	1,696	2,239	3,824	3,605
General and administrative	11,040	4,024	19,599	8,243
Total operating expenses	22,319	12,978	40,386	25,596
Operating loss	(4,454)	(566)	(9,073)	(641)
Interest and other expense (income), net	2,145	21	4,343	5
Loss before income taxes and equity in losses of unconsolidated affiliates	(6,599)	(587)	(13,416)	(646)
Income tax expense (benefit):
Current income tax expense	31	28	56	72
Deferred income tax benefit	(243)	(454)	(1,776)	(1,508)
Total income tax benefit	(212)	(426)	(1,720)	(1,436)

Net (loss) income before equity in losses of unconsolidated affiliates	(6,387)	(161)	(11,696)	790
Equity in losses of unconsolidated affiliates	(87)	(127)	(217)	(308)
Net (loss) income after equity in losses of unconsolidated affiliates	(6,474)	(288)	(11,913)	482
Net loss attributable to redeemable non-controlling interest	(117)	(47)	(268)	(91)
Net (loss) income attributable to Heska Corporation	$(6,357)	$(241)	$(11,645)	$573

Basic (loss) earnings per share attributable to Heska Corporation	$(0.72)	$(0.03)	$(1.43)	$0.08
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.72)	$(0.03)	$(1.43)	$0.07

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	8,776	7,486	8,165	7,463
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	8,776	7,486	8,165	7,956

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income after equity in losses of unconsolidated affiliates	$(6,474)	$(288)	$(11,913)	$482
Other comprehensive (loss) income:
Foreign currency translation	2,216	83	1,860	21
Comprehensive (loss) income	(4,258)	(205)	(10,053)	503

Comprehensive loss attributable to redeemable non-controlling interest	(117)	(47)	(268)	(91)
Comprehensive (loss) income attributable to Heska Corporation	$(4,141)	$(158)	$(9,785)	$594

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2019 and 2020	Shares	Amount	Shares	Amount
Balances, March 31, 2019	—	$—	7,747	$77	$255,150	$215	$(134,165)	$121,277
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(241)	(241)
Issuance of common stock, net of shares withheld for employee taxes	—	—	47	1	607	—	—	608
Stock-based compensation	—	—	—	—	1,195	—	—	1,195
Other comprehensive income	—	—	—	—	—	83	—	83
Balances, June 30, 2019	—	$—	7,794	$78	$256,952	$298	$(134,406)	$122,922

Balances, March 31, 2020	122	$1	7,843	$78	$412,152	$157	$(141,750)	$270,638
Net loss attributable to Heska Corporation							(6,357)	(6,357)
Issuance of common stock, net of shares withheld for employee taxes			63	1	1,105			1,106
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)			—
Stock-based compensation					2,444			2,444
Other comprehensive income						2,216		2,216
Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2019 and 2020	Shares	Amount	Shares	Amount
Balances, December 31, 2018	—	$—	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	—	—	573	573
Issuance of common stock, net of shares withheld for employee taxes	—	—	118	1	(2,462)	—	—	(2,461)
Stock-based compensation	—	—	—	—	2,380	—	—	2,380
Other comprehensive income	—	—	—	—	—	21	—	21
Balances, June 30, 2019	—	$—	7,794	$78	$256,952	$298	$(134,406)	$122,922

Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(11,645)	(11,645)
Issuance of common stock, net of shares withheld for employee taxes	—	—	24	—	904	—	—	904
Issuance of preferred stock, net of issuance costs	122	1	—	—	121,784	—	—	121,785
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	2,797	—	—	2,797
Other comprehensive income	—	—	—	—	—	1,860	—	1,860
Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047

Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income after equity in losses from unconsolidated affiliates	$(11,913)	$482
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,704	2,522
Non-cash impact of operating leases	840	750
Deferred income tax benefit	(1,776)	(1,508)
Stock-based compensation	2,797	2,380
Equity in losses of unconsolidated affiliates	217	308
Amortization of debt discount and issuance costs	3,049	—
Other losses	65	245
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,268)	3,764
Inventories	(4,094)	(2,978)
Lease receivable, current	(733)	(392)
Other current assets	670	(531)
Accounts payable	(2,732)	(707)
Due to related parties	—	(226)
Accrued liabilities and other	(932)	(7,680)
Lease receivable, non-current	242	(1,090)
Other non-current assets	(235)	28
Deferred revenue and other	(1,996)	(723)
Net cash used in operating activities	(13,095)	(5,356)
Cash flows from investing activities:
Investment in subsidiary, net of cash acquired	—	(622)
Acquisition of CVM	(14,420)	—
Purchases of property and equipment	(316)	(629)
Acquisition of scil, net of cash acquired	(105,190)	—
Net cash used in investing activities	(119,926)	(1,251)
Cash flows from financing activities:
Borrowings on line of credit	—	6,750
Payment of preferred stock issuance costs	(214)	—
Preferred stock proceeds	122,000	—
Proceeds from issuance of common stock	1,514	1,018
Repurchase of common stock	(610)	(3,480)
Repayments of other debt	(109)	(1,083)
Borrowings on other debts	410	—
Net cash provided by financing activities	122,991	3,205
Foreign exchange effect on cash and cash equivalents	189	5
Net increase (decrease) in cash and cash equivalents	(9,841)	(3,397)
Cash and cash equivalents, beginning of period	89,030	13,389
Cash and cash equivalents, end of period	$79,189	$9,992

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,560	$878
Non-cash conversion of preferred stock to common stock	$122,000	$—
Consideration payable for scil acquisition	$537	$—

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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of our operations and statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.
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

The Company adopted ASU 2016-13 with a cumulative-effect adjustment in retained earnings as of January 1, 2020. The impact of the adoption was not material to the Company's consolidated financial statements. We continuously monitor our customers' credit worthiness and establish allowances for estimated credit losses related to our accounts receivable, net investment in leases, and promissory notes. Our allowances are established based on factors surrounding the credit risk of specific customers, historical experience including collections and write-off history, and current economic conditions. Account Balances are considered past due if payments have not been received within agreed upon invoice and/or contract terms and the Company may employ collection agencies and legal counsel to pursue recovery of defaulted amounts. Account balances are written off against the allowance after all collection efforts have been exhausted and it is probable the receivable will not be recovered. The Company also performs a qualitative assessment, on a quarterly basis, to monitor economic factors and other uncertainties that may require additional adjustments for the expected credit loss allowance. The Company will continue to actively monitor the impact of the recent coronavirus ("COVID-19") pandemic on expected credit losses.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This guidance will be effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of this update on our consolidated financial statements.

2.  REVENUE

We separate our goods and services among two reportable segments, North America and International. The two segments consist of revenue originating from:

•North America: including the United States, Canada and Mexico
•International: all geographies outside North America, including Australia, France, Germany, Italy, Malaysia, Spain and Switzerland

Refer to Note 17 for further detail regarding the change in reportable segments which required recast of prior period presentation.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America Revenue:
POC Lab Instruments & Other	$1,942	$1,404	$3,314	$3,307
Sales-type leases	1,020	1,492	2,264	3,234
POC Lab Consumables	13,537	13,182	27,223	25,499
POC Imaging	4,148	4,166	7,644	9,231
PVD	4,880	2,721	9,384	5,392
OVP	3,455	3,431	6,802	8,225
Total North America Revenue	$28,982	$26,396	$56,631	$54,888
International Revenue:
POC Lab Instruments & Other	$1,928	$16	$2,117	$16
Sales-type leases	278	—	323	—
POC Lab Consumables	9,470	25	10,032	25
POC Imaging	4,404	1,064	5,762	1,408
PVD	650	645	1,501	1,320
OVP	—	—	—	—
Total International Revenue	$16,730	$1,750	$19,735	$2,769
Total Revenue	$45,712	$28,146	$76,366	$57,657

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include non-cancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term supply arrangements, extended warranty, service and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term supply arrangements with no minimum purchase requirements, revenue expected from purchases made in excess of the minimum purchase requirements, or revenue from instruments leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations.

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $128.2 million. As of June 30, 2020, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2020 (remaining)	$14,944
2021	27,589
2022	24,426
2023	21,679
2024	17,365
Thereafter	22,242
$128,245

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

Contract Receivables

Certain unbilled receivable balances related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. We have no further performance obligations related to these receivable balances and the collection of these balances occurs over the term of the underlying contract. The balances as of June 30, 2020 were $1.2 million and $3.9 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2019 were $1.1 million and $3.7 million for current and non-current assets, respectively, shown net of related unearned interest.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2020 and December 31, 2019, contract liabilities were $8.6 million and $8.7 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the six-month period ended June 30, 2020 is approximately $2.0 million of revenue recognized during the period, offset by approximately $1.3 million of additional deferred sales in 2020 and the acquisition of scil contract liabilities of $0.6 million. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

3. ACQUISITIONS AND RELATED PARTY ITEMS
scil Acquisition
On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH (“scil”) from Covetrus, Inc. The Company purchased 100% of the capital stock of scil for an aggregate purchase price of approximately $111 million in cash. The acquisition represents a key milestone in the Company's long-term strategic plan creating a global veterinary diagnostics company with leadership positions in key geographic markets. The purchase price exceeded the fair value of the identifiable net assets, resulting in goodwill of $48.1 million, of which $39.2 million is within our International segment and $8.9 million is within our North America segment. All of the goodwill is tax deductible for U.S. federal income tax purposes which may result in a decrease to Heska's future U.S. federal tax liability.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of April 1, 2020. The total purchase consideration is subject to customary working capital adjustments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation of scil (in thousands):

April 1, 2020
Total purchase consideration	$111,564

Cash and cash equivalents	5,837
Accounts receivable	11,087
Inventories	11,373
Prepaid expenses	1,391
Other current assets	281
Property and equipment	19,023
Operating lease right-of-use assets	869
Other intangible assets	44,119
Deferred tax asset	1,013
Investments in unconsolidated affiliates	55
Other non-current assets	1,373
Total assets acquired	96,421
Accounts payable	8,721
Accrued liabilities	6,270
Operating lease liabilities, current	353
Deferred revenue, current, and other	2,669
Deferred revenue, non-current	132
Operating lease liabilities, non-current	524
Deferred tax liability	14,044
Other liabilities	274
Net assets acquired	63,434
Goodwill	48,130
Total fair value of consideration transferred	$111,564

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information currently available, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. Among items still being evaluated is an existing uncertain tax position of approximately $1.0 million that scil had prior to acquisition. This tax position is still being evaluated during the allowed measurement period. The uncertain tax position may or may not change based on the results of the evaluation. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of April 1, 2020, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	10 years	Straight-line	$35,948
Internally developed software	7 years	Straight-line	350
Backlog	0.2 years	Straight-line	208
Non-compete agreements	2 years	Straight-line	59
Trade name subject to amortization	0.8 years	Straight-line	66
Trademarks and trade names not subject to amortization	n/a	Indefinite	7,488
Total intangible assets acquired			$44,119

scil generated net revenue of $16.6 million and a net loss of $0.6 million for the period from April 1, 2020 to June 30, 2020.

The Company incurred acquisition related costs of approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Income.

Unaudited Pro Forma Financial Information
The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

Six Months Ended June 30, 2020
Revenue, net	$94,917
Net (loss) income before equity in losses of unconsolidated affiliates	$(12,512)
Net (loss) income attributable to Heska Corporation	$(12,461)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue, net	$47,276	$95,026
Net (loss) income before equity in losses of unconsolidated affiliates	$(400)	$(955)
Net (loss) income attributable to Heska Corporation	$(480)	$(1,172)

The pro forma financial information presented above has been prepared by combining our historical results and the historical results of scil and further reflects the effect of purchase accounting adjustments, including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property, plant and equipment, and (iii) historical intercompany sales between the Company and scil. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (collectively, “CVM”), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly operates in Spain. The terms of the agreement transferred control of CVM upon signing, and the transfer of the purchase price of approximately $14.4 million and shares occurred in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $8.9 million was allocated to goodwill within the International segment based on the preliminary purchase price allocation, all of which is tax deductible for U.S. federal income tax purposes.
The preliminary fair values allocated to CVM's assets and liabilities as of the acquisition date, as well as the purchase price, are reflected in the table below (in thousands):

December 5, 2019
Consideration paid to former owners	$14,420

Cash and cash equivalents	1,226
Accounts receivable	583
Inventories	1,621
Other current assets	1,186
Property and equipment	345
Other intangible assets	2,608
Other non-current assets	460
Total assets acquired	8,029
Accounts payable	(94)
Accrued liabilities	(471)
Current portion of deferred revenue, and other	(54)
Deferred tax liability	(683)
Other long-term borrowings	(1,109)
Other liabilities	(157)
Net assets acquired	5,461
Goodwill	8,959
Total fair value of consideration transferred	$14,420

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. During the six months ended June 30, 2020, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $110 thousand increase of goodwill, primarily due to fair value adjustments resulting in a decrease in net identifiable assets acquired.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of December 5, 2019, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	6 years	Straight-line	$2,440
Trade name	4 years	Straight-line	111
Developed technology	n/a	Indefinite	57
			$2,608
CVM generated net revenue of $0.8 million and net income of $0.1 million, for the period from December 6, 2019 to December 31, 2019. CVM generated net revenue of $1.7 million and $3.1 million and net income of $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively.
The Company incurred acquisition related costs of approximately $0.1 million and $0.2 million for the three three and six months ended June 30, 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Income.
Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue, net	$29,931	$61,552
Net (loss) income before equity in losses of unconsolidated affiliates	$(198)	$626
Net (loss) income attributable to Heska Corporation	$(278)	$409

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

CVM management conducts related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), which is owned by CVM's management. CVM leases two warehouses from CVM Practice and is the debtor of two loans with CVM Practice. CVM Practice charged CVM $15 thousand and $0 during the six months ended June 30, 2020 and 2019, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $169 thousand and $0 as of June 30, 2020 and December 31, 2019, respectively. All accrued interest is due upon termination of the loans with CVM Practice and as such, the amount due includes principal and interest. The Company had payables to CVM Practice of approximately $1.0 million and $0 as of June 30, 2020 and December 31, 2019, respectively, which is included in "Related party loan" on the Company's Condensed Consolidated Balance Sheet. The change from December 31, 2019 to June 30, 2020 is due to a reorganization regarding CVM management and the control that they exercise subsequent to the scil acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Related Party Activities
Cuattro, LLC ("Cuattro"), which is owned by Kevin S. Wilson, the CEO and President of the Company, in addition to Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson's children and family, charged Heska Imaging $0 and $6 thousand during the six months ended June 30, 2020 and 2019, respectively. The 2019 charges primarily related to digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses. Pursuant to the December 18, 2018 transaction in which the Company acquired certain assets from Cuattro, Cuattro was obligated, without further compensation, to assist the Company with the implementation of a third-party image hosting platform and necessary data migration. The implementation and migration were completed, on schedule, as of June 30, 2020 and as such there will be no further related party activities with Cuattro.

The Company had no receivables from or payables to Cuattro as of June 30, 2020 or December 31, 2019.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	June 30, 2020	December 31, 2019
Equity method investment	$4,247	$4,406
Non-marketable equity security investment	3,018	3,018
	$7,265	$7,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, in exchange for an approximately 25.0% interest of a business as part of our product development strategy. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Income.
Non-Marketable Equity Security Investment

On August 8, 2018, the Company invested approximately $3.0 million, including costs, in MBio Diagnostics, Inc. ("MBio"), in exchange for preferred stock, representing an approximately 5.0% interest in MBio. The Company’s investment in MBio is a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

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

Both parties in this arrangement are active participants and are exposed to significant risks and rewards dependent on the commercial success of the activities of the collaboration. The parties are actively working on developing and testing the product as well as funding the research and development. Heska classifies the amounts paid for MBio's research and development work within the North America segment research and development operating expenses. Expense is recognized ratably when incurred and in accordance with the development plan.
5. INCOME TAXES

Our total income tax benefit for our loss before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss before income taxes and equity in losses of unconsolidated affiliates	$(6,599)	$(587)	$(13,416)	$(646)
Total income tax benefit	(212)	(426)	(1,720)	(1,436)

There were cash payments for income taxes of $340 thousand and $347 thousand for the three and six months ended June 30, 2020, respectively, and there were cash payments of $28 thousand and cash refunds, net of payments, of $0.1 million, respectively, for income taxes for the three and six months ended June 30, 2019. The Company’s tax benefit was $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively, compared to the tax benefit of $0.4 million and $1.4 million for the three and six months ended June 30, 2019, respectively. The increase in tax benefits in the six month period is due to the higher financial loss offset by transaction costs and a small increase in the partial valuation allowance further discussed below. The Company recognized $0.2 million in excess tax benefits related to employee share-based compensation for the three months ended June 30, 2020, compared to $0.3 million recognized for the three months ended June 30, 2019. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation for the six months ended June 30, 2020, compared to $1.4 million recognized for the six months ended June 30, 2019.

As of June 30, 2020, the Company assessed whether the reduction of future taxable income due to the lingering effects from COVID-19 would cause a larger portion of our deferred tax assets to likely expire unrealized. The Company recorded an additional $0.3 million to the current partial valuation allowance against the Company's deferred tax assets as of June 30, 2020. The Company will continue to closely monitor the need for an additional valuation allowance against its deferred tax assets in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$5,988	$5,726
Finance	Property and equipment, net	1,815	81
Total Leased Assets		$7,803	$5,807

Liabilities
Operating	Operating lease liabilities, current	$2,108	$1,745
	Operating lease liabilities, non-current	4,341	4,413
Finance	Deferred revenue, current, and other	307	47
	Other liabilities	318	37
Total Lease Liabilities		$7,074	$6,242

For the three and six months ended June 30, 2020, operating lease expense was approximately $0.7 million and $1.3 million, respectively, including immaterial variable lease costs. For the three and six months ended June 30, 2019, operating lease expense was approximately $0.6 million and $1.1 million, respectively, including immaterial variable lease costs.

For the three and six months ended June 30, 2020, finance lease amortization expense was $165 thousand and $176 thousand, respectively. For the three and six months ended June 30, 2019, finance lease amortization expense was $5 thousand and $14 thousand, respectively. For the three and six months ended June 30, 2020, finance lease interest expense was $3 thousand and $4 thousand, respectively. For the three and six months ended June 30, 2019, finance lease interest expense was $0 and $1 thousand, respectively.

Supplemental cash flow information related to the Company's operating and finance leases for the six months ended June 30, 2020 and 2019, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - operating leases	$1,011	$889
Operating cash outflows - finance leases	$4	$1
Financing cash outflows - finance leases	$83	$10
ROU assets obtained in exchange for new lease obligations:
Operating leases	$316	$341
Finance leases	$110	$—

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's leases:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating	3.4 years	3.8 years
Finance	2.8 years	2.0 years
Weighted average discount rate:
Operating	4.3%	4.4%
Finance	2.7%	4.0%

The following table presents the maturity of the Company's lease liabilities as of June 30, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$1,303	$162
2021	1,909	252
2022	1,591	115
2023	1,881	44
2024	99	34
Thereafter	179	37
Total lease payments	6,962	644
Less: imputed interest	513	19
Total lease liabilities	$6,449	$625

Lessor Accounting
The Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's lease receivables as of June 30, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$2,288
2021	4,695
2022	4,392
2023	3,678
2024	2,723
Thereafter	2,203
Total undiscounted future maturities	19,979
Less: interest	107
Total lease receivables	$19,872

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. EARNINGS PER SHARE

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to Heska Corporation	$(6,357)	$(241)	$(11,645)	$573

Basic weighted-average common shares outstanding	8,776	7,486	8,165	7,463
Assumed exercise of dilutive stock options and restricted shares	—	—	—	493
Diluted weighted-average common shares outstanding	$8,776	$7,486	$8,165	$7,956

Basic (loss) earnings per share attributable to Heska Corporation	$(0.72)	$(0.03)	$(1.43)	$0.08
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.72)	$(0.03)	$(1.43)	$0.07

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	332	—	920	—
Convertible senior notes	—	—	21	—
Stock options and restricted stock	355	714	299	225
	687	714	1,240	225

As more fully described in Note 16, our Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of our common stock. The Company intends to settle the principal value of the Notes in cash and issue shares of our common stock to settle the intrinsic value of the conversion feature. The Company will use the treasury stock method when calculating the potential dilutive effect of the conversion feature on earnings per share, if any. Potential dilution upon conversion of the Notes occurs when the average market price per share of our common stock is greater than the conversion price of the Notes of $86.63. For the periods presented, all potentially dilutive shares relating to the Notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

As discussed in Note 12, the Company issued and sold an aggregate of 122,000 shares of its Preferred Stock to certain investors in a private placement offering. The shares were converted into 1,508,964 shares of Public Common Stock, effective on April 21, 2020. The potential dilutive effect of the convertible preferred stock was calculated using the if-converted method for the period the preferred shares were outstanding. For the three and six months ended June 30, 2020, these shares were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2020 (in thousands):

Carrying amount, December 31, 2019	$36,204
Goodwill attributable to acquisitions	48,241
Foreign currency adjustments	296
Carrying amount, June 30, 2020	$84,741

Other intangibles consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$43,401	$(3,819)	$39,582	$6,205	$(2,226)	$3,979
Developed technology	$8,629	$(1,248)	$7,381	$8,200	$(819)	$7,381
Trade names	181	(31)	$150	112	—	$112
Intangible assets not subject to amortization:
Trade names	$7,669	$—	7,669	$—	$—	$—
Total intangible assets	$59,880	$(5,098)	$54,782	$14,517	$(3,045)	$11,472

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$1,624	$305	$2,053	$607

The remaining weighted-average amortization period for intangible assets is approximately 9.1 years.

Estimated amortization expense related to intangibles for each of the five years from 2020 (remaining) through 2024 and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining)	$2,813
2021	5,517
2022	5,482
2023	5,122
2024	5,000
Thereafter	23,179
Total amortization related to finite-lived intangible assets	$47,113
Indefinite-lived intangible assets	$7,669
Net intangible assets	$54,782

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing during the first quarter. Based on the qualitative assessment performed, we concluded that no indications of impairment existed. No triggering events were identified in the second quarter to require additional impairment testing.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$2,385	$694
Building	11,887	3,845
Machinery and equipment	37,293	28,777
Office furniture and equipment	1,995	1,345
Computer hardware and software	4,480	3,408
Leasehold and building improvements	10,660	10,558
Construction in progress	86	671
Property and equipment, gross	68,786	49,298
Less accumulated depreciation	(34,913)	(33,829)
Total property and equipment, net	$33,873	$15,469
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. The cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of June 30, 2020 and December 31, 2019, was $7.9 million and $8.1 million, respectively, before accumulated depreciation of $4.4 million and $4.6 million, respectively.
Depreciation expense was $1.7 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.
10. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$14,281	$14,597
Work in process	4,275	2,730
Finished goods	22,216	9,274
Total inventories	$40,772	$26,601

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$5,032	$1,175
Accrued property taxes	386	681
Accrued purchase orders	1,038	739
Accrued taxes	1,979	586
Other	4,776	3,164
Total accrued liabilities	$13,211	$6,345
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12. CAPITAL STOCK
During the six months ended June 30, 2020, the Company granted the following stock options and restricted stock awards:

	Six Months Ended June 30, 2020
	Options/Awards Granted	Weighted-Average Grant Date Fair Value (per option/award)
Stock options	305,250	$23.38
Restricted stock awards	30,500	$66.92
The Company used the Black-Scholes option pricing model to determine the grant date fair value of stock options with service and/or company performance conditions. The model used the following weighted average assumptions: risk-free interest rate of 0.24%, expected volatility of 46.0% based on historical stock volatility, expected term of 4.5 years based on historical exercises, and no expected dividend yield. For stock options with market conditions, we utilized a Monte Carlo simulation model to estimate grant date fair value. Compensation cost is recognized ratably over the vesting periods of the options.
We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and will expense over the period when achievement of those conditions is deemed probable.

Series X Convertible Preferred Stock

On March 30, 2020, the Company completed a private placement offering in which the Company issued and sold an aggregate of 122,000 shares of its Series X Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). The shares of Preferred Stock issued and sold were priced at $1,000 per share (the “Stated Value”), resulting in gross proceeds of $122.0 million, less issuance costs of $0.2 million. The Company used approximately $111 million of the proceeds from the offering to fund the April 1, 2020 acquisition of scil and plans to use the remaining proceeds for working capital and general corporate purposes.

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

The shares of Preferred Stock were convertible into shares of the Company’s Common Stock at an initial ratio of approximately 12.4 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of approximately $80.85 per share of common stock), at the option of the holders of the Preferred Stock or the Company, subject to the Company possessing sufficient unissued and otherwise unreserved shares of Common Stock under the Company’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”). On April 14, 2020, the Company gave notice of its exercise of its right to convert the 122,000 shares of Preferred Stock into 1,508,964 shares of Public Common Stock (the "Conversion Shares") and the conversion was effective on April 21, 2020. The conversion resulted in dilution of less than 20% of total shares of the Company’s Public Common Stock currently issued and outstanding. A registration statement on Form S-3 (File No. 333-238005) registering the Conversion Shares for resale was filed by us with the SEC on May 5, 2020.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balances at December 31, 2019	$(346)	$859	$513
Current period other comprehensive income	—	1,860	1,860
Balances at June 30, 2020	$(346)	$2,719	$2,373

14. COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company intends to defend itself against the claim. Whether or not this will be successful, depends on complex facts and circumstances. The Company is, based on the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

advice of its legal counsel, confident that it will be successful in evidencing the effective date of the termination of the management service agreement and as such, no accrual has been recorded for this ongoing litigation. Additionally, we are indemnified by the scil acquisition agreement for this claim.

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

As of June 30, 2020, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $25.5 million as of June 30, 2020.
15. INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$(120)	$(133)	$(353)	$(225)
Interest expense	2,333	147	4,679	224
Other expense (income), net	(68)	7	17	6
Total interest and other expense (income), net	$2,145	$21	$4,343	$5
Cash paid for interest for the three months ended June 30, 2020 and 2019 was $4 thousand and $71 thousand, respectively. Cash paid for interest the six months ended June 30, 2020 and 2019 was $1.6 million and $127 thousand, respectively.

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

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers' discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its existing Credit Facility, and an additional $2.0 million to fully fund a cash collateralized letter of credit facility as required under the amendment to the Credit Agreement entered into in September 2019. The Company subsequently terminated the Credit Facility with JPMorgan Chase Bank, N.A. on December 31, 2019. The Company expects to use the remainder of the net proceeds from the sale of the Notes to fund its intended expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

Refer to Note 16, Convertible Notes and Credit Facility, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2019 Form 10-K for further information on the Notes.

During the three and six months ended June 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and six months ended June 30, 2020 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of June 30, 2020.

The following table summarizes the net carrying amount of the liability component of the Notes (in thousands):

	June 30, 2020	December 31, 2019
Carrying amount of equity component	$39,508	$39,508

Principal amount of the Notes	86,250	86,250
Unamortized debt discount	(37,854)	(40,902)
Net carrying amount	$48,396	$45,348
Interest expense related to the Notes for the three and six months ended June 30, 2020 was $2.3 million and $4.7 million, respectively, which is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense related to contractual coupon interest	$809	$—	$1,617	$—
Interest expense related to amortization of the debt discount	1,524	—	3,049	—
	$2,333	$—	$4,666	$—

As of June 30, 2020, the remaining period over which the unamortized discount will be amortized is 74.5 months.

The estimated fair value of the Notes was $110.0 million and $116.0 million as of June 30, 2020 and December 31, 2019, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $93.17 on June 30, 2020, the if-converted value exceeded the aggregate principal amount of the Notes by $6.5 million.

17. SEGMENT REPORTING
On April 1, 2020, Heska completed the acquisition of scil. Following this acquisition, we restructured our operating segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The CODM changed how he assesses performance and allocates resources based on geographic regions in order to better align with the global operations of the Company. Based on this change, the Company determined it has two reportable segments and revised prior comparative periods to conform to the current period segment presentation. The Company’s two segments are North America and International.
The North America segment is comprised of our operations in the United States, Canada and Mexico and the International segment is comprised geographies outside of North America, which are our operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred. For a description of Heska's previous operating segments, refer to Note 17 to the consolidated financial statements of Heska's 2019 Annual Report on Form 10-K.
Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of June 30, 2020 due to the acquisition of scil.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended June 30, 2020	North America	International	Total
Total revenue	$28,982	$16,730	$45,712
Cost of revenue	16,222	11,625	$27,847
Gross profit	12,760	5,105	$17,865
Gross margin	44.0%	30.5%	39.1%
Operating loss	(3,067)	(1,387)	$(4,454)

Three Months Ended June 30, 2019	North America	International	Total
Total revenue	$26,396	$1,750	$28,146
Cost of revenue	14,446	1,288	$15,734
Gross profit	11,950	462	$12,412
Gross margin	45.3%	26.4%	44.1%
Operating loss	(265)	(301)	$(566)

Six Months Ended June 30, 2020	North America	International	Total
Total revenue	$56,631	$19,735	$76,366
Cost of revenue	31,368	13,685	$45,053
Gross profit	25,263	6,050	$31,313
Gross margin	44.6%	30.7%	41.0%
Operating loss	(7,161)	(1,912)	$(9,073)

Six Months Ended June 30, 2019	North America	International	Total
Total revenue	$54,888	$2,769	$57,657
Cost of revenue	30,634	2,068	$32,702
Gross profit	24,254	701	$24,955
Gross margin	44.2%	25.3%	43.3%
Operating loss	(158)	(483)	$(641)

Asset information by reportable segment as of June 30, 2020 is as follows (in thousands):

As of June 30, 2020	North America	International	Total
Total assets	$119,475	$257,424	$376,899

Asset information by reportable segment as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	North America	International	Total
Total assets	$219,402	$25,022	$244,424

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 6, 2020 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.
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
Point of Care laboratory instruments and other sales include outright instrument sales, revenue recognized from sales-type lease treatment, and other revenue sources, such as charges for repairs. Revenue from Point of Care laboratory consumables primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas and immunodiagnostic testing and their affiliated operating consumable.

Digital radiography is the largest product offering in Point of Care imaging, which also includes computed radiography and ultrasound instruments. Digital radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.
Pharmaceuticals, Vaccines and Diagnostic ("PVD") revenue, includes single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventives, and allergy test kits, allergy immunotherapy and testing.
Other Vaccines and Pharmaceuticals ("OVP") revenue is generated in our USDA, FDA and DEA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all of our U.S. inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. Our OVP revenue includes vaccines and pharmaceuticals produced for third parties. OVP is isolated to the North America segment.
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customer. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented approximately 65.7% and 34.3%, respectively, of North America revenue for the three months ended June 30, 2020 and 66.2% and 33.8%, respectively, for the six months ended June 30, 2020. Revenue from direct sales and distribution relationships represented approximately 71.6% and 28.4%, respectively, of International revenue for the three months ended June 30, 2020 and 71.5% and 28.5%, respectively, for the six months ended June 30, 2020.
Segment Change
During the second quarter of 2020, following the scil acquisition, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources based on geographic regions. As a result, the Company determined it has two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. The Company's core strategic focus on point of care laboratory and imaging products are included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products. The Company revised prior comparative periods to conform to the current period segment presentation. Refer to Note 17 - Segment Reporting for further information.
Impact of COVID-19 Pandemic and Current Economic Environment

During the quarter, we experienced modest impact on our business resulting from government restrictions on the movement of people, goods, and services in connection with the COVID-19 pandemic. Fortunately, those we serve, veterinarians and herd animal health experts, are deemed essential services in areas of government mandated restrictions. To service them safely and efficiently, Heska teams quickly adjusted to a targeted, remote workforce posture and put the care and health of people and our brand first. Heska has not laid off or furloughed employees but did introduce limited salary reductions in Europe. Because of social distancing measures, on-site installations of POC Lab and Imaging equipment will experience intermittent delays. While not significant to the overall results of the first half of the year, on-site installations of equipment have been impacted since March. We anticipate the impact to on-site installations and capital equipment expenditures to continue for at least the remainder of 2020.

Our financial position remains strong. On April 1, 2020, we closed our acquisition of scil; the transaction was fully financed by a preferred stock offering. We have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries.

While we have experienced some intermittent delays in receiving supply, our supply chain has not been significantly impacted and we do not expect that to materially change over the remaining months of 2020. Our major research and development projects are continuing to progress substantially as planned but we have experienced sporadic delays in receiving validation samples and device components as well as inefficiencies in remote collaboration and field-testing. We anticipate these delays to result in total slippage of 90 to 120 days in our new products’ commercial roll-out schedules, consistent with our disclosure in our Form 10-Q for the period ending March 31, 2020.

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

The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$45,712	$28,146	$76,366	$57,657
Gross profit	17,865	12,412	31,313	24,955
Operating expenses	22,319	12,978	40,386	25,596
Operating loss	(4,454)	(566)	(9,073)	(641)
Interest and other expense (income), net	2,145	21	4,343	5
Loss before income taxes and equity in losses of unconsolidated affiliates	(6,599)	(587)	(13,416)	(646)
Income tax benefit	(212)	(426)	(1,720)	(1,436)
Net (loss) income before equity in losses of unconsolidated affiliates	(6,387)	(161)	(11,696)	790
Equity in losses of unconsolidated affiliates	(87)	(127)	(217)	(308)
Net (loss) income after equity in losses of unconsolidated affiliates	(6,474)	(288)	(11,913)	482
Net loss attributable to redeemable non-controlling interest	(117)	(47)	(268)	(91)
Net (loss) income attributable to Heska Corporation	$(6,357)	$(241)	$(11,645)	$573

Diluted (loss) earnings per share attributable to Heska Corporation	$(0.72)	$(0.03)	$(1.43)	$0.07
Non-GAAP net income (loss) per diluted share(1)(2)	$—	$0.10	$0.03	$0.21

Adjusted EBITDA(1)	$4,146	$1,798	$5,065	$4,038
Adjusted EBITDA margin(1)	9.1%	6.4%	6.6%	7.0%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income and Non-GAAP net income (loss) per diluted share to diluted (loss) earnings per share attributable to Heska Corporation on the closest comparable GAAP measures, for each of the periods presented.
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 9,269 for the three months ended June 30, 2020 compared to 7,951 for the three months ended June 30, 2019 and 8,165 for the six months ended June 30, 2020 compared to 7,956 for the six months ended June 30, 2019.
Revenue
Total revenue increased 62.4% to $45.7 million for the three months ended June 30, 2020, compared to $28.1 million for the three months ended June 30, 2019. Total revenue increased 32.4% to $76.4 million in the six months ended June 30, 2020, compared to $57.7 million in the six months ended June 30, 2019. The significant increases in revenue are driven by the acquisitions of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. ("CVM", collectively) and scil, which represented $18.2 million of revenue in the second quarter that was not included in the prior period.

Gross Profit
Gross profit increased 43.9% to $17.9 million in the three months ended June 30, 2020, compared to $12.4 million in the three months ended June 30, 2019. Gross margin decreased to 39.1% in the three months ended June 30, 2020, compared to 44.1% in the three months ended June 30, 2019. Gross profit increased 25.5% to $31.3 million in the six months ended June 30, 2020, compared to $25.0 million in the six months ended June 30, 2019. Gross margin decreased to 41.0% in the six months ended June 30, 2020, compared to 43.3% in the six months ended June 30, 2019. The increase in gross profit for both periods was due to recent acquisitions. The decrease in gross margin percentage for both periods was due to lower margin in our newly acquired businesses as well as unfavorable product mix in our legacy business.
Operating Expenses
Selling and marketing expenses increased 42.7% to $9.6 million in the three months ended June 30, 2020, compared to $6.7 million in the three months ended June 30, 2019. Selling and marketing expenses increased 23.4% to 17.0 million in the six months ended June 30, 2020, compared to $13.7 million in the six months ended June 30, 2019. The increases in both periods are a direct result of international expansion related to recent acquisitions and are in line with management expectations.
Research and development expenses decreased 24.3% to $1.7 million in the three months ended June 30, 2020, compared to $2.2 million in the three months ended June 30, 2019. The decrease is related to timing of spending on product development for urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current quarter. Research and development expenses increased 6.1% to $3.8 million in the six months ended June 30, 2020, compared to $3.6 million in the six months ended June 30, 2019. The increase is related to the product development projects mentioned above. As we invest in future growth of the Company, the increased research and development expense is consistent with the spending initiatives of management and is expected to continue through 2020.
General and administrative expenses increased 174.4% to $11.0 million in the three months ended June 30, 2020, compared to $4.0 million in the three months ended June 30, 2019. General and administrative expenses increased 137.8% to 19.6 million in the six months ended June 30, 2020, compared to $8.2 million in the six months ended June 30, 2019. The increase in both periods is driven by one-time costs related to the acquisition of scil, which were $2.7 million for the second quarter and $6.6 million for the year to date period. In addition, we had increased stock-based compensation expenses in the current quarter and additional expenses related to the impact of international acquisitions compared to the prior year.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $2.1 million in the three months ended June 30, 2020, compared to $21 thousand in the three months ended June 30, 2019. Interest and other expense (income), net, was $4.3 million in the six months ended June 30, 2020, compared to $5 thousand in the six months ended June 30, 2019. The increase in interest and other expense was primarily driven by interest expense as a result of the Notes.

Income Tax (Benefit) Expense
For the three months ended June 30, 2020, we had a total income tax benefit of $0.2 million, including $0.2 million of domestic deferred income tax benefit and $31 thousand current income tax expense. In the three months ended June 30, 2019, we had a total income tax benefit of $0.4 million, including $0.5 million of domestic deferred income tax benefit and $28 thousand of current income tax expense. The increase in tax benefits is due to the higher financial loss. The Company recognized $0.2 million in excess tax benefits related to employee share-based compensation in the three months ended June 30, 2020, compared to $0.3 million recognized in the three months ended June 30, 2019. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation in the six months ended June 30, 2020, compared to $1.4 million recognized in the six months ended June 30, 2019.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $6.4 million in the three months ended June 30, 2020, compared to net loss attributable to Heska of $0.2 million in the three months ended June 30, 2019. Net loss attributable to Heska was $11.6 million in the six months ended June 30, 2020, compared to net income attributable to Heska of $0.6 million in the six months ended June 30, 2019. The difference between this line item and "Net income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in both comparative periods due to increases in operating expenses as discussed above, as well as interest and amortization charges relating to the Notes.
Adjusted EBITDA
Adjusted EBITDA in the three months ended June 30, 2020 was $4.1 million (9.1% adjusted EBITDA margin), compared to $1.8 million (6.4% adjusted EBITDA margin) in the three months ended June 30, 2019. Adjusted EBITDA was $5.1 million (6.6% adjusted EBITDA margin) in the six months ended June 30, 2020, compared to $4.0 million (7.0% adjusted EBITDA margin) in the six months ended June 30, 2019. The increase is driven by increased revenue and gross profit as discussed above. The increases in operating expenses are excluded from adjusted EBITDA. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Earnings Per Share
Loss per share attributable to Heska was $0.72 per diluted share in the three months ended June 30, 2020 compared to loss of $0.03 per diluted share in the three months ended June 30, 2019. In the six months ended June 30, 2020 we had a loss of $1.43 per diluted share compared to income of $0.07 per diluted share in the six months ended June 30, 2019. The decline in both periods is primarily due to increases in operating expenses as discussed above, as well as interest and amortization charges relating to the Notes.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.00 per diluted share in the three months ended June 30, 2020 compared to income of $0.10 per diluted share in the three months ended June 30, 2019. In the six months ended June 30, 2020 non-GAAP EPS was income of $0.03 per diluted share compared to income of $0.21 per diluted share in the six months ended June 30, 2019. The decline in both periods is primarily due to cash interest related to the Notes. See “Non-GAAP Financial Measures" for a reconciliation of Non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP net income (loss) per diluted share, which are non-GAAP measures.
These measures should be viewed as a supplement to, not substitute for, our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Management uses Adjusted EBITDA and Adjusted EBITDA margin as a key profitability measure. This is a non-GAAP measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses.
The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our adjusted non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income(1)	$(6,387)	$(161)	$(11,696)	$790
Income tax benefit	(212)	(426)	(1,720)	(1,436)
Interest expense (income)	2,213	14	4,326	(1)
Depreciation and amortization	3,330	1,257	4,704	2,522
EBITDA	$(1,056)	$684	$(4,386)	$1,875
Acquisition-related and other one-time costs(2)	2,728	—	6,603	—
Stock-based compensation	2,444	1,194	2,797	2,380
Equity in earnings (losses) of unconsolidated affiliates	(87)	(127)	(217)	(308)
Net (income) loss attributable to non-controlling interest	117	47	268	91
Adjusted EBITDA	$4,146	$1,798	$5,065	$4,038
Adjusted EBITDA margin(3)	9.1%	6.4%	6.6%	7.0%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time charges of $2.7 million and $6.6 million for the three and six months ending June 30, 2020 incurred primarily as part of the acquisition of scil.

(3) Adjusted EBITDA margin is calculated as the ratio adjusted EBITDA to revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net (loss) income attributable to Heska per diluted share	$(0.72)	$(0.03)	$(1.43)	$0.07
Acquisition-related and other one-time costs(1)	$0.29	$—	$0.81	$—
Amortization of acquired intangibles(2)	$0.18	$0.04	$0.25	$0.08
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	$0.04	$—	$0.05	$—
Amortization of debt discount and issuance costs	$0.16	$—	$0.37	$—
Stock-based compensation	$0.26	$0.15	$0.34	$0.30
Gain (loss) on equity investee transactions	$0.01	$0.02	$0.03	$0.04
Estimated income tax effect of above non-GAAP adjustments(4)	$(0.22)	$(0.08)	$(0.39)	$(0.28)
Non-GAAP net income (loss) per diluted share	$0.00	$0.10	$0.03	$0.21

Shares used in diluted per share calculations	9,269	7,951	8,165	7,956
(1) To exclude the effect of one-time charges of $2.7 million and $6.6 million in the three and six months ending June 30, 2020 incurred primarily as part of the acquisition of scil.

(2) To exclude the effect of amortization of acquired intangibles of $1.6 million and $2.1 million in the three and six months ended June 30, 2020, compared to $0.3 million and $0.6 million in the three and six months ended June 30, 2019. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.2 million and depreciation related to the step-up of fixed assets of $0.2 million for the three and six months ended June 30, 2020.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding those costs which are not deductible for tax of $1.3 million and $4.0 million for the three and six months ended June 30, 2020, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, compared to $0.3 million and $1.4 million for the three and six months ended June 30, 2019, respectively. Adjusted effective tax rates are 25% for the three and six months ended June 30, 2020 and 24% for the three and six months ended June 20, 2019.

Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented approximately 63.4% and 74.2% of our revenue for the three and six months ended June 30, 2020, respectively, and the International segment represented approximately 36.6% and 25.8% of our revenue for the three and six months ended June 30, 2020, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (in thousands).

North America Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollar Change	% Change	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$16,499	$16,078	$421	2.6%	$32,801	$32,040	$761	2.4%
Instruments & Other	2,962	2,896	66	2.3%	5,578	6,541	(963)	(14.7)%
Consumables	13,537	13,182	355	2.7%	27,223	25,499	1,724	6.8%
Point of Care imaging	4,148	4,166	(18)	(0.4)%	7,644	9,231	(1,587)	(17.2)%
PVD	4,880	2,721	2,159	79.3%	9,384	5,392	3,992	74.0%
OVP	3,455	3,431	24	0.7%	6,802	8,225	(1,423)	(17.3)%
Total North America revenue	$28,982	$26,396	2,586	9.8%	$56,631	$54,888	$1,743	3.2%
North America Gross Profit	12,760	11,950	810	6.8%	25,263	24,254	$1,009	4.2%
North America Gross Margin	44.0%	45.3%			44.6%	44.2%
North America Operating Loss	(3,067)	(265)	$(2,802)	1,057.4%	(7,161)	(158)	$(7,003)	(4,432.3)%
North America Operating Margin	(10.6)%	(1.0)%			(12.6)%	(0.3)%
North America segment revenue increased 9.8% to $29.0 million for the three months ended June 30, 2020, compared to $26.4 million for the three months ended June 30, 2019. The $2.6 million increase was driven by a $2.2 million increase in PVD related to the contract manufactured heartworm preventive, Tri-Heart®, which had reduced channel demand in 2019, and a 2.7% increase in POC Lab Consumables. North America segment revenue increased 3.2% to $56.6 million for the six months ended June 30, 2020, compared to $54.9 million for the six months ended June 30, 2019. The $1.7 million increase was driven by a $4.1 million in Tri-Heart sales and 6.8% increase in POC Lab Consumables. These increases were partially offset by a 17.3% decrease in OVP related to reduced customer requirements during the period, a 17.2% decrease in from Point of Care Imaging, and a 14.7% decrease in capital lease placements and outright sales of Point of Care Lab Instruments, which were largely expected as a result of the government restrictions in place relating to COVID-19.

Gross profit for the North America segment was $12.8 million compared to $12.0 million for the three months ended June 30, 2020 and 2019, respectively. Gross profit was $25.3 million compared to $24.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in gross profit for both periods is primarily driven by increased revenue in the current year periods, specifically related to PVD and POC Lab Consumables. Gross margin was 44.0% for the three months ended June 30, 2020, compared to 45.3% in the three months ended June 30, 2019. The decline is driven by product mix. Gross margin was 44.6% for the six months ended June 30, 2020, compared to 44.2% in the six months ended June 30, 2019. The increase is due to increased revenue and margins for Tri-Heart and OVP, which had reduced production in the six months ended June 30, 2019.
North America operating loss increased $2.8 million and $7.0 million for the three and six months ended June 30, 2020 compared to the prior year periods. The increase is driven by one-time transaction related costs for the acquisition of scil and increased stock-based compensation expenses in the current year periods.

International Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollar Change	% Change	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$11,676	$41	$11,635	28,378.0%	$12,472	$41	$12,431	30,319.5%
Instruments & Other	2,206	16	2,190	13,687.5%	2,440	16	2,424	15,150.0%
Consumables	9,470	25	9,445	37,780.0%	10,032	25	10,007	40,028.0%
Point of Care imaging	4,404	1,064	3,340	313.9%	5,762	1,408	4,354	309.2%
PVD	650	645	5	0.8%	1,501	1,320	181	13.7%
Total International revenue	$16,730	$1,750	14,980	856.0%	$19,735	$2,769	16,966	612.7%
International Gross Profit	5,105	462	4,643	1,005.0%	6,050	701	5,349	763.1%
International Gross Margin	30.5%	26.4%			30.7%	25.3%
International Operating Loss	$(1,387)	$(301)	(1,086)	360.8%	$(1,912)	$(483)	(1,429)	295.9%
International Operating Margin	(8.3)%	(17.2)%			(9.7)%	(17.4)%

International segment revenue was $16.7 million compared to $1.8 million for the three months ended June 30, 2020 and 2019, respectively. International revenue was $19.7 million compared to $2.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase in both periods is due to the acquisitions of CVM and scil, which contributed approximately $18.2 million of revenue in the three months ended June 30, 2020 and $19.6 million of revenue in the six months ended June 30, 2020, that were not included in the comparable periods.

Gross profit for the International segment was $5.1 million compared to $0.5 million for the three months ended June 30, 2020 and 2019, respectively. Gross profit was $6.1 million compared to $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Gross margin for the International segment was 30.5% and 30.7% for the three and six months ended June 30, 2020, respectively, compared to 26.4% and 25.3% for the three and six months ended June 30, 2019, respectively. The increase in gross profit and gross margin percent for both periods is primarily driven by increased revenue from acquisitions.
International operating loss increased $1.1 million and $1.4 million for the three and six months ended June 30, 2020 compared to the prior year periods. The increase is driven by one-time transaction related costs in the current year periods; partially offset by increased International revenue and gross profit discussed above.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $79.2 million, which includes net proceeds from the issuance of the Notes. Additionally, we financed the acquisition of scil through a private placement of convertible preferred equity for which we raised $122 million, while we transferred approximately $111 million in purchase price, netting a remaining $11 million of liquidity. Refer to Note 12. Capital Stock.

For the six months ended June 30, 2020, we had net loss attributable to Heska Corporation of $6.4 million and net cash used by operations of $13.1 million. At June 30, 2020, we had $79.2 million of cash and cash equivalents and $125.5 million of working capital.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	Dollar Change	% Change
Net cash used in operating activities	$(13,095)	$(5,356)	$(7,739)	144.5%
Net cash used in investing activities	(119,926)	(1,251)	(118,675)	9,486.4%
Net cash provided by financing activities	122,991	3,205	119,786	3,737.5%
Foreign exchange effect on cash and cash equivalents	189	5	184	3,680.0%
Increase (decrease) in cash and cash equivalents	(9,841)	(3,397)	(6,444)	189.7%
Cash and cash equivalents, beginning of the period	89,030	13,389	75,641	564.9%
Cash and cash equivalents, end of the period	$79,189	$9,992	$69,197	692.5%
Net cash used in operating activities was approximately $13.1 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $5.4 million for the six months ended June 30, 2019, a decrease in cash from operating activities of approximately $7.7 million. The decrease in cash from operating activities is primarily due to the $12.4 million decrease in net income after equity in losses of unconsolidated affiliates for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. In addition to the decrease in net income, we had a decrease of $0.5 million in cash from operating assets and liabilities driven by the timing of collections and payments in the ordinary course of business. These decreases are partially offset by non-cash transactions impacting cash used by operating activities, including a $3.0 million increase related to amortization of the debt discount, a $2.2 million increase in depreciation and amortization driven by the acquisition of scil, and a $0.4 million increase in stock-based compensation expense.
Net cash used in investing activities was $119.9 million for the six months ended June 30, 2020, compared to net cash used in investing activities of $1.3 million for the six months ended June 30, 2019, an increase of approximately $118.7 million. The increase in cash used for investing activities was driven by $105.2 million investment for the scil acquisition, net of cash acquired, and a $14.4 million payment of consideration for the December 2019 acquisition of CVM.
Net cash provided by financing activities was $123.0 million for the six months ended June 30, 2020, compared to net cash provided financing activities of $3.2 million for the six months ended June 30, 2019, an increase of approximately $119.8 million. The change was driven primarily by a $122.0 million increase in proceeds from preferred stock, primarily used for financing the acquisition of scil.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, "Risk Factors", of this Form 10-Q and in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. We may be required to seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $189 thousand positive impact for the six months ended June 30, 2020, compared to a $5 thousand positive impact for the six months ended June 30, 2019, a decrease of $184 thousand. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of June 30, 2020, the Company had purchase obligations for inventory of $25.5 million.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We evaluated our internal controls over financial reporting that have occurred since the last fiscal year in relation to recurring performance, realigned business segments, and changes to the control environment due to COVID-19. Based on the assessment, we determined that there has not been a change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting for fiscal year 2020.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The disclosure regarding the Fauley Complaint included in Note 14 (Commitments and Contingencies) to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated by reference in this item.
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
With the recent acquisition of scil, our worldwide operations make us vulnerable to risks from a global public health crisis, such as the COVID-19 pandemic, which is adversely impacting consumer demand, our global supply chain, and financial and operational results. We expect further adverse impact to our financial results as the pandemic spreads through domestic and foreign markets and if local governmental authorities institute or extend “shelter at home” protective measures. While the pace and ability of governmental authorities to contain the COVID-19 pandemic remains uncertain, we expect this global public health crisis to have an adverse impact on our financial results, including revenues, earnings and cash flows through at least the remainder of 2020; specifically as a result of:
•Temporary closure or reduced hours of veterinary clinics where we sell our products and services, resulting in decreased visits and testing;
•Reduction in consumer discretionary spending on their pets’ health and wellbeing;
•Potential supply chain disruption caused by additional customs restrictions of cross border trade, and other factors related to COVID-19 pandemic;
•Governmental orders that create an array of restrictions on our customers, our employees and the pets they serve to limit the spread of the COVID-19 pandemic;
•Lower productivity due to reduced travel, work from home policies or shelter in place orders; and
•Overall slowdown in foreign and domestic economies resulting in stagnating wage growth, reduced discretionary spending and temporary or permanent staffing layoffs.
As a result of the COVID-19 pandemic, we have implemented strict work from home policies for all employees with the ability to work remotely at all of our locations. At our Des Moines, Iowa manufacturing facility, production schedules remain on track for order fulfillment but we have instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. Companywide, we enacted travel restrictions that have begun to disrupt the standard operation of our business. The restricted travel policies for our sales force has adversely affected our customers' ability or willingness to purchase our products and services, delayed customer capital spending and reduced our ability to provide on-site customer service.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 2020	—	$—	—	$—
May 2020	—	$—	—	$—
June 2020	327	$85.06	—	$—
	327	$85.06	—	$—

(1) Shares of Public Common Stock we purchased between April 1, 2020 and June 30, 2020 were solely for the cancellation of shares of stock withheld for related tax obligations
On March 30, 2020, the Company completed a private placement offering in which the Company issued and sold an aggregate of 122,000 shares of its Series X Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). The shares of Preferred Stock issued and sold were priced at $1,000 per share, resulting in gross proceeds of $122.0 million, less issuance costs of $0.2 million. The Preferred Stock offering was made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act, as a transaction not involving a public offering.

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

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
10.1++		First Amendment to Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.2#++		Amended and Restated Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.3		Employment Agreement between Registrant and Steve Eyl, effective as of April 16, 2020.
10.4	(10)	2020 Employee Stock Purchase Plan.
10.5	(11)	Heska Corporation Stock Incentive Plan (as amended and restated effective April 8, 2020).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant’s Form S-8 (file No. 333-238008) on May 5, 2020.
(11)	Filed with the Registrant’s Form S-8 (file No. 333-238006) on May 5, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2020.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)