Form 10-Q
period 2020-09-30
HESKA CORP
filed 2020-11-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
9,454,771 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at November 4, 2020.

HESKA, scil, scil vet, scil vet academy, scil VIP, Vet ABC, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form 10-Q and in our Annual Report on Form 10-K, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

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
-ii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$84,508	$89,030
Accounts receivable, net of allowance for doubtful accounts of $693 and $186, respectively	27,062	15,161
Inventories	39,348	26,601
Net investment in leases, current, net of allowance for doubtful accounts of $110 and $105, respectively	4,726	3,856
Prepaid expenses	4,735	2,219
Other current assets	5,848	3,000
Total current assets	166,227	139,867

Property and equipment, net	34,997	15,469
Operating lease right-of-use assets	5,804	5,726
Goodwill	85,302	36,204
Other intangible assets, net	55,295	11,472
Deferred tax asset, net	5,170	6,429
Net investment in leases, non-current	15,527	14,307
Investments in unconsolidated affiliates	7,185	7,424
Other non-current assets	8,368	7,526
Total assets	$383,875	$244,424

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,277	$6,600
Accrued liabilities	13,290	6,345
Accrued purchase consideration payable	—	14,579
Operating lease liabilities, current	2,099	1,745
Deferred revenue, current, and other	5,853	2,930
Total current liabilities	33,519	32,199

Convertible note, non-current, net	49,921	45,348
Deferred revenue, non-current	4,689	5,966
Other long-term borrowings	621	1,121
Related party loan	1,186	—
Operating lease liabilities, non-current	4,177	4,413
Deferred tax liability	14,653	691
Other liabilities	398	152
Total liabilities	109,164	89,890

Redeemable non-controlling interest and mezzanine equity	(171)	170

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 and 10,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 and 10,250,000 shares authorized, 9,454,771 and 7,881,928 shares issued and outstanding, respectively	95	79
Additional paid-in capital	420,314	290,216
Accumulated other comprehensive income	7,799	513
Accumulated deficit	(153,326)	(136,444)
Total stockholders' equity	274,882	154,364
Total liabilities, mezzanine equity and stockholders' equity	$383,875	$244,424

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$56,636	$31,237	$133,001	$88,894
Cost of revenue	33,232	17,573	78,285	50,275
Gross profit	23,404	13,664	54,716	38,619

Operating expenses:
Selling and marketing	10,751	6,709	27,714	20,457
Research and development	2,197	2,532	6,021	6,137
General and administrative	10,253	4,230	29,852	12,473
Total operating expenses	23,201	13,471	63,587	39,067
Operating income (loss)	203	193	(8,871)	(448)
Interest and other expense, net	2,011	927	6,353	932
Loss before income taxes and equity in losses of unconsolidated affiliates	(1,808)	(734)	(15,224)	(1,380)
Income tax expense (benefit):
Current income tax expense	370	40	425	112
Deferred income tax expense (benefit)	3,043	(570)	1,268	(2,078)
Total income tax expense (benefit)	3,413	(530)	1,693	(1,966)

Net (loss) income before equity in losses of unconsolidated affiliates	(5,221)	(204)	(16,917)	586
Equity in losses of unconsolidated affiliates	(83)	(147)	(300)	(455)
Net (loss) income after equity in losses of unconsolidated affiliates	(5,304)	(351)	(17,217)	131
Net loss attributable to redeemable non-controlling interest	(85)	(41)	(353)	(132)
Net (loss) income attributable to Heska Corporation	$(5,219)	$(310)	$(16,864)	$263

Basic (loss) earnings per share attributable to Heska Corporation	$(0.57)	$(0.04)	$(1.99)	$0.04
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.57)	$(0.04)	$(1.99)	$0.03

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	9,123	7,501	8,486	7,461
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	9,123	7,501	8,486	7,960

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income after equity in losses of unconsolidated affiliates	$(5,304)	$(351)	$(17,217)	$131
Other comprehensive (loss) income:
Translation adjustments and gains (losses) from intra-entity transactions	5,426	(158)	7,286	(137)
Comprehensive (loss) income	122	(509)	(9,931)	(6)

Comprehensive loss attributable to redeemable non-controlling interest	(85)	(41)	(353)	(132)
Comprehensive (loss) income attributable to Heska Corporation	$207	$(468)	$(9,578)	$126

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2019 and 2020	Shares	Amount	Shares	Amount
Balances, June 30, 2019	—	$—	7,794	$78	$256,952	$298	$(134,406)	$122,922
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(310)	(310)
Issuance of common stock, net of shares withheld for employee taxes	—	—	30	—	213	—	—	213
Stock-based compensation	—	—	—	—	1,246	—	—	1,246
Convertible notes, equity	—	—	—	—	29,770	—	—	29,770
Other comprehensive loss	—	—	—	—	—	(158)	—	(158)
Balances, September 30, 2019	—	$—	7,824	$78	$288,181	$140	$(134,716)	$153,683

Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(5,219)	(5,219)
Issuance of common stock, net of shares withheld for employee taxes	—	—	40	1	495	—	—	496
Stock-based compensation	—	—	—	—	4,132	—	—	4,132
Other comprehensive income	—	—	—	—	—	5,426	—	5,426
Balances, September 30, 2020	—	$—	9,455	$95	$420,314	$7,799	$(153,326)	$274,882
Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2019 and 2020	Shares	Amount	Shares	Amount
Balances, December 31, 2018	—	$—	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net income attributable to Heska Corporation	—	—	—	—	—	—	263	263
Issuance of common stock, net of shares withheld for employee taxes	—	—	148	1	(2,248)	—	—	(2,247)
Stock-based compensation	—	—	—	—	3,625	—	—	3,625
Convertible notes, equity	—	—	—	—	29,770	—	—	29,770
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balances, September 30, 2019	—	$—	7,824	$78	$288,181	$140	$(134,716)	$153,683

Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(16,864)	(16,864)
Issuance of common stock, net of shares withheld for employee taxes	—	—	64	1	1,397	—	—	1,398
Issuance of preferred stock, net of issuance costs	122	1			121,785	—	—	121,786
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	6,930	—	—	6,930
Other comprehensive income	—	—	—	—	—	7,286	—	7,286
Balances, September 30, 2020	—	$—	9,455	$95	$420,314	$7,799	$(153,326)	$274,882
Note: Excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income after equity in losses from unconsolidated affiliates	$(17,217)	$131
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	8,041	3,759
Non-cash impact of operating leases	1,431	1,126
Deferred income tax expense (benefit)	1,268	(2,078)
Stock-based compensation	6,930	3,625
Equity in losses of unconsolidated affiliates	300	455
Amortization of debt discount and issuance costs	4,573	282
Other losses	62	340
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,813)	2,808
Inventories	(3,901)	(438)
Other assets	(1,423)	(3,113)
Accounts payable	(2,708)	(2,491)
Due to related parties	—	(226)
Other liabilities	(3,644)	(7,456)
Net cash used in operating activities	(8,101)	(3,276)
Cash flows from investing activities:
Investment in subsidiary, net of cash acquired	—	(622)
Acquisition of CVM	(14,420)	—
Purchases of property and equipment	(486)	(722)
Acquisition of scil, net of cash acquired	(105,137)	—
Net cash used in investing activities	(120,043)	(1,344)
Cash flows from financing activities:
Borrowings on line of credit	—	6,750
Repayments of line of credit borrowings	—	(12,750)
Payment of debt issuance costs	—	(3,072)
Payment of preferred stock issuance costs	(214)	—
Preferred stock proceeds	122,000	—
Convertible debt proceeds	—	86,250
Proceeds from issuance of common stock	2,050	1,233
Repurchase of common stock	(652)	(3,480)
Repayments of other debt	(193)	(1,164)
Borrowings on other debts	508	—
Net cash provided by financing activities	123,499	73,767
Foreign exchange effect on cash and cash equivalents	123	(31)
Net increase (decrease) in cash and cash equivalents	(4,522)	69,116
Cash and cash equivalents, beginning of period	89,030	13,389
Cash and cash equivalents, end of period	$84,508	$82,505

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$3,328	$1,118
Non-cash conversion of preferred stock to common stock	$122,000	$—
Accrued debt issuance costs	$—	$105
Purchase price adjustment receivable for scil	$1,273	$—
Capex purchases - accrued but unpaid	$40	$—

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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2020, and the results of our operations and statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of (Loss) Income. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lowers demand for diagnostic testing services. During the second and third quarters of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. The extent to which the continuation, or a possible second-wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic impact that has occurred or may occur in the future.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the value of the non-controlling interest in a business combination; and determining the fair value of the liability component associated with the issuance of convertible debt. We have made estimates of the impact of the COVID-19 pandemic within our financial statements, and our actual results may differ from these estimates and there may be changes to those estimates in future periods.
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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments. The update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible debt will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

2.     REVENUE

We separate our goods and services among two reportable segments, North America and International. The two segments consist of revenue originating from:

•North America: including the United States, Canada and Mexico
•International: all geographies outside North America, including Australia, France, Germany, Italy, Malaysia, Spain and Switzerland

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Refer to Note 17 for further detail regarding the change in reportable segments which required recast of prior period presentation.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America Revenue:
POC Lab Instruments & Other	$2,458	$1,916	$5,772	$5,222
Sales-type leases	1,310	1,587	3,574	4,821
POC Lab Consumables	16,071	13,953	43,294	39,452
POC Imaging	5,268	4,550	12,912	13,781
PVD	5,437	2,702	14,821	8,093
OVP	3,906	4,897	10,708	13,123
Total North America Revenue	$34,450	$29,605	$91,081	$84,492
International Revenue:
POC Lab Instruments & Other	$2,643	$1	$4,759	$17
Sales-type leases	277	—	601	—
POC Lab Consumables	11,387	70	21,418	94
POC Imaging	7,029	785	12,791	2,194
PVD	850	776	2,351	2,097
OVP	—	—	—	—
Total International Revenue	$22,186	$1,632	$41,920	$4,402
Total Revenue	$56,636	$31,237	$133,001	$88,894

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $135.5 million. As of September 30, 2020, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2020 (remaining)	$7,773
2021	30,342
2022	27,155
2023	24,349
2024	20,007
Thereafter	25,843
$135,469

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract asssets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Asset

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of September 30, 2020 were $1.3 million and $4.0 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2019 were $1.1 million and $3.7 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2020 and December 31, 2019, contract liabilities were $8.2 million and $8.7 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the nine-month period ended September 30, 2020 is approximately $3.4 million of revenue recognized during the period, offset by approximately $2.3 million of additional deferred sales in 2020 and the acquisition of scil contract liabilities of $0.6 million. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
scil Acquisition
On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH (“scil”) from Covetrus, Inc. At closing, the Company paid approximately $111.0 million in cash to acquire 100% of the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

capital stock of scil. The acquisition represents a key milestone in the Company's long-term strategic plan creating a global veterinary diagnostics company with leadership positions in key geographic markets.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of April 1, 2020. The total purchase consideration is subject to customary working capital adjustments.

In the third quarter of 2020, the estimated purchase consideration decreased to approximately $109.8 million as a result of post-closing adjustments to the settlement exchange rate, the net working capital and other adjustments. The resulting goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the experienced workforce acquired. Of the $45.8 million of goodwill acquired, $37.3 million is allocated to our International segment and $8.5 million is allocated to our North America segment. All of the goodwill is tax deductible for U.S. federal income tax purposes which may result in a decrease to the Company's future U.S. federal tax liability.

The information below represents the preliminary purchase price allocation of scil (in thousands):

April 1, 2020
Total purchase consideration	$109,753

Cash and cash equivalents	5,889
Accounts receivable	10,707
Inventories	11,349
Net investment in leases, current	311
Prepaid expenses	1,404
Other current assets	405
Property and equipment, net	19,320
Operating lease right-of-use assets	877
Other intangible assets, net	44,517
Net investment in leases, non-current	1,027
Investments in unconsolidated affiliates	55
Other non-current assets	291
Total assets acquired	96,152
Accounts payable	8,221
Accrued liabilities	6,355
Operating lease liabilities, current	356
Deferred revenue, current, and other	3,220
Deferred revenue, non-current	94
Operating lease liabilities, non-current	529
Deferred tax liability	13,147
Other liabilities	276
Net assets acquired	63,954
Goodwill	45,799
Total fair value of consideration transferred	$109,753

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information currently available, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. Among items still being evaluated is an existing uncertain tax position of approximately $1.0 million that scil had prior to acquisition. The uncertain tax position may or may not change based on the results of the evaluation. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding change in the amount of goodwill from the acquisition. During the third quarter of 2020, the Company reclassified certain assets and liabilities to align with the presentation of our Condensed Consolidated Balance Sheet. There were no significant measurement period adjustments to the fair value of assets acquired and liabilities assumed.

Intangible assets acquired, amortization method and estimated useful life as of April 1, 2020, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	10 years	Straight-line	$36,272
Internally developed software	7 years	Straight-line	353
Backlog	0.2 years	Straight-line	210
Non-compete agreements	2 years	Straight-line	60
Trade name subject to amortization	0.8 years	Straight-line	66
Trademarks and trade names not subject to amortization	n/a	Indefinite	7,556
Total intangible assets acquired			$44,517

scil generated net revenue of $37.7 million and a net loss of $0.2 million for the period from April 1, 2020 to September 30, 2020.

The Company incurred acquisition related costs of approximately $0.7 million and $5.7 million for the three and nine months ended September 30, 2020, respectively, which are included within general and administrative expenses on our Condensed Consolidated Statements of (Loss) Income.

Unaudited Pro Forma Financial Information
The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands):

Nine Months Ended September 30, 2020
Revenue, net	$151,522
Net (loss) income before equity in losses of unconsolidated affiliates	$(17,733)
Net (loss) income attributable to Heska Corporation	$(17,680)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue, net	$49,346	$144,372
Net (loss) income before equity in losses of unconsolidated affiliates	$(451)	$(1,407)
Net (loss) income attributable to Heska Corporation	$(557)	$(1,730)

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

CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (collectively, “CVM”), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly operates in Spain. The terms of the agreement transferred control of CVM upon signing, and the transfer of the purchase price of approximately $14.4 million and shares occurred in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $9.0 million was allocated to goodwill within the International segment based on the preliminary purchase price allocation, all of which is tax deductible for U.S. federal income tax purposes.
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

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition. During the nine months ended September 30, 2020, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net $110 thousand increase of goodwill, primarily due to fair value adjustments resulting in a decrease in net identifiable assets acquired.
Intangible assets acquired, amortization method and estimated useful life as of December 5, 2019, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	6 years	Straight-line	$2,440
Trade name	4 years	Straight-line	111
Developed technology	n/a	Indefinite	57
			$2,608
CVM generated net revenue of $0.8 million and net income of $0.1 million, for the period from December 6, 2019 to December 31, 2019. CVM generated net revenue of $2.2 million and $5.2 million and net income of $0.3 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
The Company incurred acquisition related costs of approximately $44 thousand and $0.3 million for the three and nine months ended September 30, 2020, respectively, which are included within general and administrative expenses on our Condensed Consolidated Statements of (Loss) Income.
Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue, net	$32,910	$94,462
Net (loss) income before equity in losses of unconsolidated affiliates	$164	$789
Net (loss) income attributable to Heska Corporation	$58	$466

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

CVM management conducts related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), which is owned by CVM's management. CVM leases two warehouses from CVM Practice and is the debtor of two loans with CVM Practice. CVM Practice charged CVM $23 thousand and $0 during the nine months ended September 30, 2020 and 2019, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $169 thousand and $0 as of September 30, 2020 and December 31, 2019, respectively. All accrued interest is due upon termination of the loans with CVM Practice and as such, the amount due includes principal and interest. The Company had payables to CVM Practice of approximately $1.2 million and $0 as of September 30, 2020 and December 31, 2019, respectively, which is included in "Related party loan" on the Company's Condensed Consolidated Balance Sheet. The change from December 31, 2019 to September 30, 2020 is due

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to a reorganization regarding CVM management and the control that they exercise subsequent to the scil acquisition.
Other Related Party Activities
Cuattro, LLC ("Cuattro"), which is owned by Kevin S. Wilson, the CEO and President of the Company, in addition to Mrs. Wilson and trusts for the benefit of Mr. and Mrs. Wilson's children and family, charged Heska Imaging $0 and $6 thousand during the nine months ended September 30, 2020 and 2019, respectively. The 2019 charges primarily related to digital imaging products, pursuant to an underlying supply contract that contains minimum purchase obligations, software and services as well as other operating expenses. Pursuant to the December 21, 2018 transaction in which the Company acquired certain assets from Cuattro, Cuattro was obligated, without further compensation, to assist the Company with the implementation of a third-party image hosting platform and necessary data migration. The implementation and migration were completed, on schedule, as of September 30, 2020 and as such there will be no further related party activities with Cuattro.

The Company had no receivables from or payables to Cuattro as of September 30, 2020 or December 31, 2019.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	September 30, 2020	December 31, 2019
Equity method investment	$4,167	$4,406
Non-marketable equity security investment	3,018	3,018
	$7,185	$7,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of September 30, 2020, our ownership interest in the business was 29.1%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of (Loss) Income.
Non-Marketable Equity Security Investment

On August 8, 2018, the Company invested approximately $3.0 million, including costs, in exchange for preferred stock. The Company’s investment is a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As part of the agreement, the Company entered into a Supply and License Agreement, which provides that the investee produce and commercialize products that will enhance the Company's diagnostic portfolio. As part of this agreement, the Company made an upfront payment of $1.0 million related to a worldwide exclusive license agreement over a 20-year period, recorded in both short and long-term other assets. In addition, the agreement provides for an additional contingent payment of $10.0 million, relating to the successful achievement of sales milestones. This potential future milestone payment has not yet been accrued as it is not deemed by the Company to be probable at this time.

Both parties in this arrangement are active participants and are exposed to significant risks and rewards dependent on the commercial success of the activities of the collaboration. The parties are actively working on developing and testing the product as well as funding the research and development. Heska classifies the amounts paid for research and development work within the North America segment research and development operating expenses. Expense is recognized ratably when incurred and in accordance with the development plan.
5.    INCOME TAXES

Our total income tax expense/(benefit) for our loss before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before income taxes and equity in losses of unconsolidated affiliates	$(1,808)	$(734)	$(15,224)	$(1,380)
Total income tax expense (benefit)	$3,413	$(530)	$1,693	$(1,966)

There were cash payments for income taxes of $0.5 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, and there were cash payments of $1 thousand and cash refunds, net of payments, of $0.1 million, respectively, for income taxes for the three and nine months ended September 30, 2019. The Company’s tax expense was $3.4 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, compared to the tax benefit of $0.5 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. The increase in tax expense in the nine month period is due to the higher financial loss offset by a $3.9 million increase in the partial valuation allowance further discussed below. The Company recognized $0.1 million in excess tax benefits related to employee share-based compensation for the three months ended September 30, 2020, compared to $0.1 million recognized for the three months ended September 30, 2019. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation for the nine months ended September 30, 2020, compared to $1.5 million recognized for the nine months ended September 30, 2019.

The Company considered multiple factors in assessing the need for an increase in the partial valuation allowance against the Company’s deferred tax assets as of September 30, 2020. Significant factors such as the continued challenge and uncertainty of the COVID-19 pandemic, increased future stock compensation expenses from achievement of Company performance metrics, required capitalization of research and development expenses beginning in 2022 and acquisition related expenses from our business growth strategy have negatively impacted our future taxable income projections. These future projections indicate a larger portion of the company’s deferred tax assets will likely expire unrealized. As a result, the Company recorded an additional $3.6 million tax effected increase to the current partial valuation allowance against the Company's deferred tax assets during the three months ended September 30, 2020. As of September 30, 2020, the Company had a gross federal net operating loss carryforward of approximately $47.0 million and a gross partial valuation allowance of approximately $40.0 million recorded against the carryforward. The Company

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

will continue to closely monitor the need for an additional valuation allowance against its deferred tax assets in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.
6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$5,804	$5,726
Finance	Property and equipment, net	1,824	81
Total Leased Assets		$7,628	$5,807

Liabilities
Operating	Operating lease liabilities, current	$2,099	$1,745
	Operating lease liabilities, non-current	4,177	4,413
Finance	Deferred revenue, current, and other	291	47
	Other liabilities	283	37
Total Lease Liabilities		$6,850	$6,242

For the three and nine months ended September 30, 2020, operating lease expense was approximately $0.7 million and $2.0 million, respectively, including immaterial variable lease costs. For the three and nine months ended September 30, 2019, operating lease expense was approximately $0.6 million and $1.8 million, respectively, including immaterial variable lease costs.

For the three and nine months ended September 30, 2020, finance lease amortization expense was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2019, finance lease amortization expense was $18 thousand and $32 thousand, respectively. For the three and nine months ended September 30, 2020, finance lease interest expense was $4 thousand and $7 thousand, respectively. For the three and nine months ended September 30, 2019, finance lease interest expense was $2 thousand and $2 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental cash flow information related to the Company's operating and finance leases for the nine months ended September 30, 2020 and 2019, respectively, was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - operating leases	$1,617	$1,344
Operating cash outflows - finance leases	$6	$2
Financing cash outflows - finance leases	$166	$25
ROU assets obtained in exchange for new lease obligations:
Operating leases	$636	$498
Finance leases	$120	$10

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's leases:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating	3.3 years	3.8 years
Finance	3.0 years	2.0 years
Weighted average discount rate:
Operating	4.2%	4.4%
Finance	2.2%	4.0%

The following table presents the maturity of the Company's lease liabilities as of September 30, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$817	$80
2021	1,932	265
2022	1,678	121
2023	1,893	47
2024	128	37
Thereafter	260	43
Total lease payments	6,708	593
Less: imputed interest	432	19
Total lease liabilities	$6,276	$574

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lessor Accounting
The Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's lease receivables as of September 30, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$1,192
2021	4,915
2022	4,643
2023	3,929
2024	2,960
Thereafter	2,733
Total undiscounted future maturities	20,372
Less: interest	119
Total lease receivables	$20,253
7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to Heska Corporation	$(5,219)	$(310)	$(16,864)	$263

Basic weighted-average common shares outstanding	9,123	7,501	8,486	7,461
Assumed exercise of dilutive stock options and restricted shares	—	—	—	499
Diluted weighted-average common shares outstanding	$9,123	$7,501	$8,486	$7,960

Basic (loss) earnings per share attributable to Heska Corporation	$(0.57)	$(0.04)	$(1.99)	$0.04
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.57)	$(0.04)	$(1.99)	$0.03

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	—	—	611	—
Convertible senior notes	123	—	56	—
Stock options and restricted stock	312	273	329	272
	435	273	996	272

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

As discussed in Note 12, the Company issued and sold an aggregate of 122,000 shares of its Preferred Stock to certain investors in a private placement offering. The shares were converted into 1,508,964 shares of Public Common Stock, effective on April 21, 2020. The potential dilutive effect of the convertible preferred stock was calculated using the if-converted method for the period the preferred shares were outstanding. For the three and nine months ended September 30, 2020, these shares were excluded from the computation of diluted EPS because the effect would have been antidilutive.
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2020 (in thousands):

Carrying amount, December 31, 2019	$36,204
Goodwill attributable to acquisitions	45,909
Foreign currency adjustments	3,189
Carrying amount, September 30, 2020	$85,302

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other intangibles consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$45,053	$(5,067)	$39,986	$6,205	$(2,226)	$3,979
Developed technology	8,648	(1,458)	7,190	8,200	(819)	7,381
Trade names	188	(76)	112	112	—	112
Intangible assets not subject to amortization:
Trade names	8,007	—	8,007	—	—	—
Total intangible assets	$61,896	$(6,601)	$55,295	$14,517	$(3,045)	$11,472

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$1,502	$346	$3,556	$953

The remaining weighted-average amortization period for intangible assets is approximately 8.9 years.

Estimated amortization expense related to intangibles for each of the five years from 2020 (remaining) through 2024 and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining)	$1,456
2021	5,696
2022	5,661
2023	5,300
2024	5,174
Thereafter	24,001
Total amortization related to finite-lived intangible assets	$47,288
Indefinite-lived intangible assets	8,007
Net intangible assets	$55,295

As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company performed a qualitative assessment during the first quarter. Based on the interim assessment performed, we concluded that there was no triggering event and additionally, no indications of impairment existed. No triggering events were identified in the third quarter of 2020 to require additional impairment testing.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$2,460	$694
Building	12,254	3,845
Machinery and equipment	38,811	28,777
Office furniture and equipment	2,004	1,345
Computer hardware and software	4,631	3,408
Leasehold and building improvements	10,696	10,558
Construction in progress	40	671
Property and equipment, gross	70,896	49,298
Less accumulated depreciation	(35,899)	(33,829)
Total property and equipment, net	$34,997	$15,469
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of September 30, 2020 and December 31, 2019, was $8.5 million and $8.1 million, respectively, before accumulated depreciation of $4.0 million and $4.6 million, respectively.
Depreciation expense was $1.7 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $4.3 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$12,201	$14,597
Work in process	4,653	2,730
Finished goods	22,494	9,274
Total inventories	$39,348	$26,601

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$5,792	$1,175
Accrued property taxes	500	681
Accrued purchase orders	1,965	739
Accrued taxes	2,046	586
Other	2,987	3,164
Total accrued liabilities	$13,290	$6,345
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the nine months ended September 30, 2020, the Company granted the following stock options and restricted stock awards:

	Nine Months Ended September 30, 2020
	Options/Awards Granted	Weighted-Average Grant Date Fair Value (per option/award)
Stock options	323,250	$25.97
Restricted stock awards	65,284	$83.35
The Company used the Black-Scholes option pricing model to determine the grant date fair value of stock options with service and/or company performance conditions. The model used the following weighted average assumptions: risk-free interest rate of 0.38%, expected volatility of 46.3% based on historical stock volatility, expected term of 5.31 years based on historical exercises, and no expected dividend yield. For stock options with market conditions, we utilized a Monte Carlo simulation model to estimate grant date fair value. Compensation cost is recognized ratably over the vesting periods of the options.
We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and will expense over the period when achievement of those conditions is deemed probable.

Series X Convertible Preferred Stock

On March 30, 2020, the Company completed a private placement offering in which the Company issued and sold an aggregate of 122,000 shares of its Series X Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). The shares of Preferred Stock issued and sold were priced at $1,000 per share (the “Stated Value”), resulting in gross proceeds of $122.0 million, less issuance costs of $0.2 million. The Company used approximately $111.0 million of the proceeds from the offering to fund the April 1, 2020 acquisition of scil and plans to use the remaining proceeds for working capital and general corporate purposes.

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
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Minimum Pension Liability	Foreign Currency Translation	Foreign Currency Gain on Intra-Entity Transactions	Total Accumulated Other Comprehensive Income
Balances at December 31, 2019	$(346)	$859	$—	$513
Current period other comprehensive income	—	1,798	5,488	7,286
Balances at September 30, 2020	$(346)	$2,657	$5,488	$7,799

14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.6 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company intends to defend itself against the claim. Whether or not this will be successful depends on complex facts and circumstances. The Company is, based on the advice

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of its legal counsel, confident that it will be successful in evidencing the effective date of the termination of the management service agreement and as such, no accrual has been recorded for this ongoing litigation. Additionally, we are indemnified by the scil acquisition agreement for this claim.

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

As of September 30, 2020, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $27.8 million as of September 30, 2020.
15.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$(123)	$(141)	$(476)	$(365)
Interest expense	2,339	494	7,018	718
Other expense (income), net	(205)	574	(189)	579
Total interest and other expense, net	$2,011	$927	$6,353	$932
Cash paid for interest for the three months ended September 30, 2020 and 2019 was $1.6 million and $224 thousand, respectively. Cash paid for interest for the nine months ended September 30, 2020 and 2019 was $3.2 million and $351 thousand, respectively.
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

During the three and nine months ended September 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and nine months ended September 30, 2020 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of September 30, 2020.

The following table summarizes the net carrying amount of the liability component of the Notes (in thousands):

	September 30, 2020	December 31, 2019
Carrying amount of equity component	$39,508	$39,508

Principal amount of the Notes	86,250	86,250
Unamortized debt discount	(36,329)	(40,902)
Net carrying amount	$49,921	$45,348
Interest expense related to the Notes for the three and nine months ended September 30, 2020 was $2.3 million and $7.0 million, respectively, which is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense related to contractual coupon interest	$809	$117	$2,426	$117
Interest expense related to amortization of the debt discount	1,524	220	$4,573	220
	$2,333	$337	$6,999	$337

As of September 30, 2020, the remaining period over which the unamortized discount will be amortized is 71.5 months.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated fair value of the Notes was $117.7 million and $116.0 million as of September 30, 2020 and December 31, 2019, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $98.79 on September 30, 2020, the if-converted value exceeded the aggregate principal amount of the Notes by $12.1 million.
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
The North America segment is comprised of our operations in the United States, Canada and Mexico and the International segment is comprised of geographies outside of North America, which are our operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred. For a description of Heska's previous operating segments, refer to Note 17 to the consolidated financial statements of Heska's 2019 Annual Report on Form 10-K.
Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of September 30, 2020 due to the acquisition of scil.
Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended September 30, 2020	North America	International	Total
Total revenue	$34,450	$22,186	$56,636
Cost of revenue	17,820	15,412	33,232
Gross profit	16,630	6,774	23,404
Gross margin	48%	31%	41%
Operating income (loss)	(10)	213	203

Three Months Ended September 30, 2019	North America	International	Total
Total revenue	$29,605	$1,632	$31,237
Cost of revenue	16,590	983	17,573
Gross profit	13,015	649	13,664
Gross margin	44%	40%	44%
Operating income (loss)	362	(169)	193

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nine Months Ended September 30, 2020	North America	International	Total
Total revenue	$91,081	$41,920	$133,001
Cost of revenue	49,187	29,098	78,285
Gross profit	41,894	12,822	54,716
Gross margin	46%	31%	41%
Operating loss	(7,172)	(1,699)	(8,871)

Nine Months Ended September 30, 2019	North America	International	Total
Total revenue	$84,492	$4,402	88,894
Cost of revenue	47,224	3,051	50,275
Gross profit	37,268	1,351	38,619
Gross margin	44%	31%	43%
Operating income (loss)	203	(651)	(448)

Asset information by reportable segment as of September 30, 2020 is as follows (in thousands):

As of September 30, 2020	North America	International	Total
Total assets	$228,466	$155,409	$383,875

Asset information by reportable segment as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	North America	International	Total
Total assets	$219,402	$25,022	$244,424

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    SUBSEQUENT EVENTS

In October 2020 the Company acquired the remaining 30% minority interest in Optomed for a purchase price of $450 thousand. The Company had previously acquired 70% of the equity of Optomed in February 2019. The purchase allows the Company to assume full control of the business operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 4, 2020 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
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
Other Vaccines and Pharmaceuticals ("OVP") revenue is generated in our USDA, FDA and DEA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all of our U.S. inventory, excluding our imaging products, is now stored at this facility and related fulfillment logistics are managed there. Our OVP revenue includes vaccines and pharmaceuticals produced for third parties. OVP is attributable only to the North America segment.
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 68.3% and 31.7%, respectively, of North America revenue for the three months ended September 30, 2020 and 67.3% and 32.7%, respectively, for the nine months ended September 30, 2020. Revenue from direct sales and distribution relationships represented 78.5% and 21.5%, respectively, of International revenue for the three months ended September 30, 2020 and 75.2% and 24.8%, respectively, for the nine months ended September 30, 2020.
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
Impact of COVID-19 Pandemic and Current Economic Environment

During the quarter, we experienced modest impact on our business resulting from government restrictions on the movement of people, goods, and services in connection with the COVID-19 pandemic. Fortunately, those we serve, veterinarians and herd animal health experts, are deemed essential services in areas of government mandated restrictions. To service them safely and efficiently, Heska teams quickly adjusted to a targeted, remote workforce posture and put the care and health of people and our brand first. Heska has not laid off or furloughed employees but did introduce limited salary reductions in Europe, which were removed during the quarter. Because of social distancing measures, on-site installations of POC Lab and Imaging equipment will experience intermittent delays. While not significant to the overall results of the of the year so far, on-site installations of equipment have been impacted since March. We anticipate the impact to on-site installations and capital equipment expenditures to continue for at least the remainder of 2020.

Our financial position remains strong. On April 1, 2020, we closed our acquisition of scil; the transaction was fully financed by a preferred stock offering. We have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries.

While we have experienced some intermittent delays in receiving supply, our supply chain has not been significantly impacted and we do not expect that to materially change over the remaining months of 2020. Our major research and development projects are continuing to progress substantially as planned but we have experienced sporadic delays in receiving validation samples and device components as well as inefficiencies in remote collaboration and field-testing. We anticipate these delays to result in total slippage of 90 to 120 days in our new products’ commercial roll-out schedules, consistent with our disclosure in our Form 10-Q for the period ending June 30, 2020.

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

The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$56,636	$31,237	$133,001	$88,894
Gross profit	23,404	13,664	54,716	38,619
Operating expenses	23,201	13,471	63,587	39,067
Operating income (loss)	203	193	(8,871)	(448)
Interest and other expense, net	2,011	927	6,353	932
Loss before income taxes and equity in losses of unconsolidated affiliates	(1,808)	(734)	(15,224)	(1,380)
Income tax expense (benefit)	3,413	(530)	1,693	(1,966)
Net (loss) income before equity in losses of unconsolidated affiliates	(5,221)	(204)	(16,917)	586
Equity in losses of unconsolidated affiliates	(83)	(147)	(300)	(455)
Net (loss) income after equity in losses of unconsolidated affiliates	(5,304)	(351)	(17,217)	131
Net loss attributable to redeemable non-controlling interest	(85)	(41)	(353)	(132)
Net (loss) income attributable to Heska Corporation	$(5,219)	$(310)	$(16,864)	$263

Diluted (loss) earnings per share attributable to Heska Corporation	$(0.57)	$(0.04)	$(1.99)	$0.03
Non-GAAP net income per diluted share(1)(2)	$0.08	$0.14	$0.14	$0.36

Adjusted EBITDA(1)	$8,655	$1,995	$13,721	$6,034
Net (loss) income margin(1)	(9.2)%	(0.7)%	(12.7)%	0.7%
Adjusted EBITDA margin(1)	15.3%	6.4%	10.3%	6.8%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income and Non-GAAP net income (loss) per diluted share to diluted (loss) earnings per share attributable to Heska Corporation, on the closest comparable GAAP measures, for each of the periods presented.
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 9,447 for the three months ended September 30, 2020 compared to 7,969 for the three months ended September 30, 2019 and 8,486 for the nine months ended September 30, 2020 compared to 7,960 for the nine months ended September 30, 2019.
Revenue
Total revenue increased 81.3% to $56.6 million for the three months ended September 30, 2020, compared to $31.2 million for the three months ended September 30, 2019. Total revenue increased 49.6% to $133.0 million in the nine months ended September 30, 2020, compared to $88.9 million in the nine months ended September 30, 2019. The significant increases in revenue are driven mainly by the acquisitions of CVM and scil, which represented $23.3 million and $42.9 million in the three and nine months ended September 30, 2020, respectively, that was not included in the prior year periods.

Gross Profit
Gross profit increased 71.3% to $23.4 million in the three months ended September 30, 2020, compared to $13.7 million in the three months ended September 30, 2019. Gross margin decreased to 41.3% in the three months ended September 30, 2020, compared to 43.7% in the three months ended September 30, 2019. Gross profit increased 41.7% to $54.7 million in the nine months ended September 30, 2020, compared to $38.6 million in the nine months ended September 30, 2019. Gross margin decreased to 41.1% in the nine months ended September 30, 2020, compared to 43.4% in the nine months ended September 30, 2019. The increase in gross profit for both periods was due mainly to recent acquisitions. The decrease in gross margin percentage for both periods was due to lower margin in our newly acquired businesses.
Operating Expenses
Selling and marketing expenses increased 60.2% to $10.8 million in the three months ended September 30, 2020, compared to $6.7 million in the three months ended September 30, 2019. Selling and marketing expenses increased 35.5% to 27.7 million in the nine months ended September 30, 2020, compared to $20.5 million in the nine months ended September 30, 2019. The increases in both periods are a direct result of international expansion related to recent acquisitions and are in line with management expectations.
Research and development expenses decreased 13.2% to $2.2 million in the three months ended September 30, 2020, compared to $2.5 million in the three months ended September 30, 2019. Research and development expenses decreased 1.9% to $6.0 million in the nine months ended September 30, 2020, compared to $6.1 million in the nine months ended September 30, 2019. The decrease in both periods is related to timing of spending on product development for urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current year. As we invest in future growth of the Company, management anticipates increased research and development costs throughout 2020, which is consistent with strategic initiatives.
General and administrative expenses increased 142.4% to $10.3 million in the three months ended September 30, 2020, compared to $4.2 million in the three months ended September 30, 2019. General and administrative expenses increased 139.3% to 29.9 million in the nine months ended September 30, 2020, compared to $12.5 million in the nine months ended September 30, 2019. The increase in both periods is driven by one-time costs related to the acquisition of scil, which were $0.8 million for the third quarter and $7.4 million for the year to date period. In addition, increased stock-based compensation expenses of $2.9 million in the third quarter and $3.3 million in the year to date period, and additional expenses related to the impact of international acquisitions compared to the prior year.
Interest and Other Expense (Income), net
Interest and other expense (income), net, was $2.0 million in the three months ended September 30, 2020, compared to $927 thousand in the three months ended September 30, 2019. Interest and other expense (income), net, was $6.4 million in the nine months ended September 30, 2020, compared to $932 thousand in the nine months ended September 30, 2019. The increase in interest and other expense was primarily driven by interest expense as a result of the Notes.

Income Tax (Benefit) Expense
For the three months ended September 30, 2020, we had a total income tax expense of $3.4 million, including $3.0 million of domestic deferred income tax expense and $370 thousand current income tax expense. In the three months ended September 30, 2019, we had a total income tax benefit of $0.5 million, including $0.6 million of domestic deferred income tax benefit and $40 thousand of current income tax expense. The increase in tax expense is due to an increased valuation allowance based on a realizability assessment of deferred tax assets relating to expiring net operating loss carry-forwards. The Company recognized $0.1 million in excess tax benefits related to employee share-based compensation in the three months ended September 30, 2020, compared to $0.1 million recognized in the three months ended September 30, 2019. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation in the nine months ended September 30, 2020, compared to $1.5 million recognized in the nine months ended September 30, 2019.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $5.2 million in the three months ended September 30, 2020, compared to net loss attributable to Heska of $0.3 million in the three months ended September 30, 2019. Net loss attributable to Heska was $16.9 million in the nine months ended September 30, 2020, compared to net income attributable to Heska of $0.3 million in the nine months ended September 30, 2019. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. Net income is lower in both comparative periods due to increases in operating expenses as discussed above, tax interest and amortization charges relating to the Notes, and increased deferred income tax expense.
Adjusted EBITDA
Adjusted EBITDA in the three months ended September 30, 2020 was $8.7 million (15.3% adjusted EBITDA margin), compared to $2.0 million (6.4% adjusted EBITDA margin) in the three months ended September 30, 2019. Adjusted EBITDA was $13.7 million (10.3% adjusted EBITDA margin) in the nine months ended September 30, 2020, compared to $6.0 million (6.8% adjusted EBITDA margin) in the nine months ended September 30, 2019. The increase is driven by increased revenue and gross profit as discussed above. The increases in operating expenses are excluded from adjusted EBITDA. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Earnings Per Share
Loss per share attributable to Heska was $0.57 per diluted share in the three months ended September 30, 2020 compared to loss of $0.04 per diluted share in the three months ended September 30, 2019. In the nine months ended September 30, 2020 we had a loss of $1.99 per diluted share compared to income of $0.03 per diluted share in the nine months ended September 30, 2019. The decline in both periods is primarily due to increases in operating expenses as discussed above, interest and amortization charges relating to the Notes, and increased deferred income tax expense.

Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.08 per diluted share in the three months ended September 30, 2020 compared to income of $0.14 per diluted share in the three months ended September 30, 2019. In the nine months ended September 30, 2020 non-GAAP EPS was income of $0.14 per diluted share compared to income of $0.36 per diluted share in the nine months ended September 30, 2019. The decline in both periods is primarily due to cash interest related to the Notes and increased deferred income taxes. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present EBITDA, adjusted EBITDA, adjusted EBITDA margin, and non-GAAP net income (loss) per diluted share, which are non-GAAP measures.
These measures should be viewed as a supplement to, not substitute for, our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margin and non-GAAP net income (loss) per diluted share as key profitability measures, which are included in monthly or quarterly analyses of our operating results to our senior management team, our annual budget and related goal setting and other performance measurements. We believe these non-GAAP measures enhance our investors' understanding of our business performance and that not adjusting for the items included in the reconciliations below would hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses.
The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income(1)	$(5,221)	$(204)	$(16,917)	$586
Income tax expense (benefit)	3,413	(530)	1,693	(1,966)
Interest expense	2,216	353	6,542	353
Depreciation and amortization	3,337	1,237	8,041	3,759
EBITDA	$3,745	$856	$(641)	$2,732
Acquisition-related and other one-time costs(2)	776	—	7,379	—
Stock-based compensation	4,132	1,245	6,930	3,625
Equity in losses of unconsolidated affiliates	(83)	(147)	(300)	(455)
Net loss attributable to non-controlling interest	85	41	353	132
Adjusted EBITDA	$8,655	$1,995	$13,721	$6,034
Net (loss) income margin(3)	(9.2)%	(0.7)%	(12.7)%	0.7%
Adjusted EBITDA margin(3)	15.3%	6.4%	10.3%	6.8%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."
(2) To exclude the effect of one-time charges of $0.8 million and $7.4 million for the three and nine months ending September 30, 2020 incurred primarily as part of the acquisition of scil.
(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA to revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net (loss) income attributable to Heska per diluted share	$(0.57)	$(0.04)	$(1.99)	$0.03
Acquisition-related and other one-time costs(1)	0.08	—	0.87	—
Amortization of acquired intangibles(2)	0.16	0.04	0.42	0.12
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.03	—	0.07	—
Amortization of debt discount and issuance costs	0.16	0.03	0.54	0.04
Stock-based compensation	0.44	0.16	0.82	0.46
Gain (loss) on equity investee transactions	0.01	0.02	0.04	0.06
Estimated income tax effect of above non-GAAP adjustments(4)	(0.23)	(0.07)	(0.63)	(0.35)
Non-GAAP net income (loss) per diluted share	$0.08	$0.14	$0.14	$0.36

Shares used in diluted per share calculations	9,447	7,969	8,486	7,960
1 To exclude the effect of one-time charges of $0.8 million and $7.4 million in the three and nine months ending September 30, 2020 incurred primarily as part of the acquisition of scil.

2 To exclude the effect of amortization of acquired intangibles of $1.5 million and $3.6 million in the three and nine months ended September 30, 2020, compared to $0.3 million and $1.0 million in the three and nine months ended September 30, 2019. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

3 To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.2 million and depreciation related to the step-up of fixed assets of $0.6 million for the three and nine months ended September 30, 2020.

4 Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $32 thousand benefit and $4.0 million cost for the three and nine months ended September 30, 2020, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, compared to $0.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. Adjusted effective tax rates are approximately 25% for all periods presented.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.

The North America segment represented approximately 60.8% and 68.5% of our revenue for the three and nine months ended September 30, 2020, respectively, and the International segment represented approximately 39.2% and 31.5% of our revenue for the three and nine months ended September 30, 2020, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands).

North America Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollar Change	% Change	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$19,839	$17,456	$2,383	13.7%	$52,640	$49,495	$3,145	6.4%
Instruments & Other	3,768	3,503	265	7.6%	9,346	10,043	(697)	(6.9)%
Consumables	16,071	13,953	2,118	15.2%	43,294	39,452	3,842	9.7%
Point of Care imaging	5,268	4,550	718	15.8%	12,912	13,781	(869)	(6.3)%
PVD	5,437	2,702	2,735	101.2%	14,821	8,093	6,728	83.1%
OVP	3,906	4,897	(991)	(20.2)%	10,708	13,123	(2,415)	(18.4)%
Total North America revenue	$34,450	$29,605	4,845	16.4%	$91,081	$84,492	$6,589	7.8%
North America Gross Profit	16,630	13,015	3,615	27.8%	41,894	37,268	$4,626	12.4%
North America Gross Margin	48.3%	44.0%			46.0%	44.1%
North America Operating Income (Loss)	(10)	362	$(372)	(102.8)%	(7,172)	203	$(7,375)	(3,633.0)%
North America Operating Margin	—%	1.2%			(7.9)%	0.2%
North America segment revenue increased 16.4% to $34.5 million for the three months ended September 30, 2020, compared to $29.6 million for the three months ended September 30, 2019. The $4.8 million increase was driven by a $2.4 million increase in PVD related to the contract manufactured heartworm preventive, Tri-Heart®, which had reduced channel demand in 2019, and a 15.2% increase in POC Lab Consumables. North America segment revenue increased 7.8% to $91.1 million for the nine months ended September 30, 2020, compared to $84.5 million for the nine months ended September 30, 2019. The $6.6 million increase was driven by a $6.5 million in Tri-Heart sales and 9.7% increase in POC Lab Consumables. These increases were partially offset by a 18.4% decrease in OVP related to reduced customer requirements during the period, a 6.3% decrease in from Point of Care Imaging, and a 6.9% decrease in capital lease placements and outright sales of Point of Care Lab Instruments, which were largely expected as a result of the government restrictions in place relating to COVID-19.

Gross profit for the North America segment was $16.6 million compared to $13.0 million for the three months ended September 30, 2020 and 2019, respectively. Gross profit was $41.9 million compared to $37.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit for both periods is primarily driven by increased revenue in the current year periods, specifically related to PVD and POC Lab Consumables. Gross margin was 48.3% for the three months ended September 30, 2020, compared to 44.0% in the three months ended September 30, 2019. Gross margin was 46.0% for the nine months ended September 30, 2020, compared to 44.1% in the nine months ended September 30, 2019. The increase is due to increased revenue and margins for consumables, Tri-Heart and OVP, which had reduced production in the nine months ended September 30, 2019.
North America operating loss increased $0.4 million and $7.4 million for the three and nine months ended September 30, 2020 compared to the prior year periods. The increase is driven by one-time transaction related costs for the acquisition of scil and increased stock-based compensation expenses in the current year periods.

International Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollar Change	% Change	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$14,307	$71	$14,236	20,050.7%	$26,778	$111	$26,667	24,024.3%
Instruments & Other	2,920	1	2,919	291,900.0%	5,360	17	5,343	31,429.4%
Consumables	11,387	70	11,317	16,167.1%	21,418	94	21,324	22,685.1%
Point of Care imaging	7,029	785	6,244	795.4%	12,791	2,194	10,597	483.0%
PVD	850	776	74	9.5%	2,351	2,097	254	12.1%
Total International revenue	$22,186	$1,632	20,554	1,259.4%	$41,920	$4,402	37,518	852.3%
International Gross Profit	6,774	649	6,125	943.8%	12,822	1,351	11,471	849.1%
International Gross Margin	30.5%	39.8%			30.6%	30.7%
International Operating Income (Loss)	$213	$(169)	382	226.0%	$(1,699)	$(651)	(1,048)	(161.0)%
International Operating Margin	1.0%	(10.4)%			(4.1)%	(14.8)%

International segment revenue was $22.2 million compared to $1.6 million for the three months ended September 30, 2020 and 2019, respectively. International revenue was $41.9 million compared to $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in both periods is due to the acquisitions of CVM and scil, which contributed approximately $20.0 million of revenue in the three months ended September 30, 2020 and $36.9 million of revenue in the nine months ended September 30, 2020, that were not included in the comparable periods.

Gross profit for the International segment was $6.8 million compared to $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Gross profit was $12.8 million compared to $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. Gross margin for the International segment was 30.5% and 30.6% for the three and nine months ended September 30, 2020, respectively, compared to 39.8% and 30.7% for the three and nine months ended September 30, 2019, respectively. The increase in gross profit for both periods is primarily driven by increased revenue from acquisitions. The decrease in gross margin is driven by the increased revenue from acquisitions at lower margins.
International operating income increased $0.4 million and operating loss increased $1.0 million for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increase in operating loss for the three months ended September 30, 2020 is driven by increased International revenue and gross profit. The increase in operating loss for the nine months ended September 30, 2020 is driven by one-time transaction related costs in the current year period; partially offset by increased International revenue and gross profit discussed above.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $84.5 million, which includes net proceeds from the issuance of the Notes. Additionally, we financed the acquisition of scil through a private placement of convertible preferred equity for which we raised $122 million, while we transferred approximately $111 million in purchase price, netting a remaining $11 million of liquidity. Refer to Note 12. Capital Stock.

For the nine months ended September 30, 2020, we had net loss after equity in losses from unconsolidated affiliates of $17.2 million and net cash used by operations of $8.1 million. At September 30, 2020, we had $84.5 million of cash and cash equivalents and $132.7 million of working capital.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	Dollar Change	% Change
Net cash used in operating activities	$(8,101)	$(3,276)	$(4,825)	147.3%
Net cash used in investing activities	(120,043)	(1,344)	(118,699)	8,831.8%
Net cash provided by financing activities	123,499	73,767	49,732	67.4%
Foreign exchange effect on cash and cash equivalents	123	(31)	154	(496.8)%
Increase (decrease) in cash and cash equivalents	(4,522)	69,116	(73,638)	(106.5)%
Cash and cash equivalents, beginning of the period	89,030	13,389	75,641	564.9%
Cash and cash equivalents, end of the period	$84,508	$82,505	$2,003	2.4%
Net cash used in operating activities was approximately $8.1 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $3.3 million for the nine months ended September 30, 2019, a decrease in cash from operating activities of approximately $4.8 million. The decrease in cash from operating activities is primarily due to the $17.3 million decrease in net income after equity in losses of unconsolidated affiliates for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease is partially offset by non-cash transactions impacting cash used by operating activities, including a $4.3 million increase related to amortization of the debt discount, a $4.3 million increase in depreciation and amortization driven by the acquisition of scil, and a $3.3 million increase in stock-based compensation expense.
Net cash used in investing activities was $120.0 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $1.3 million for the nine months ended September 30, 2019, an increase of approximately $118.7 million. The increase in cash used for investing activities was driven by $105.2 million investment for the scil acquisition, net of cash acquired, and a $14.4 million payment of consideration for the December 2019 acquisition of CVM.
Net cash provided by financing activities was $123.5 million for the nine months ended September 30, 2020, compared to net cash provided financing activities of $73.8 million for the nine months ended September 30, 2019, an increase of approximately $49.7 million. The change was driven primarily by a $122.0 million increase in proceeds from preferred stock, primarily used for financing the acquisition of scil.
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
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $123 thousand positive impact for the nine months ended September 30, 2020, compared to a $31 thousand negative impact for the nine months ended September 30, 2019, an increase of $154 thousand. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of September 30, 2020, the Company had purchase obligations for inventory of $27.8 million.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 2020	—	$—	—	$—
August 2020	—	$—	—	$—
September 2020	271	$97.17	—	$—
	271	$97.17	—	$—

(1) Shares of Public Common Stock we purchased between July 1, 2020 and September 30, 2020 were solely for the cancellation of shares of stock withheld for related tax obligations.

Item 6.    Exhibits

Exhibit Number	Notes	Description of Document
2.1#++	(1)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
10.1#++		Amendment No. 7 to Supply and License Agreement between Registrant and Intervet Inc., d.b.a. Merck Animal Health, effective as of September 18, 2020.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)