Form 10-K
period 2020-12-31
HESKA CORP
filed 2021-02-26
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $806,427,745 as of June 30, 2020 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

9,477,240 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at February 25, 2021.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2021 Annual Meeting of Stockholders to be held on or about May 5, 2021.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC, Element RCX, Element RCX3 and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This Annual Report on Form 10-K also refers to trademarks and trade names of other organizations.

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
•our dependence on third parties to successfully develop new products;
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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2021 proxy statement on Schedule 14A, as of the date of the Schedule 14A.
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
Overview
We sell veterinary and animal health diagnostic and specialty products. Our offerings include Point of Care diagnostic laboratory instruments and consumables; Point of Care digital imaging diagnostic products; digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
On February 24, 2013, the Company acquired a majority interest in Cuattro Veterinary USA, LLC which was subsequently renamed Heska Imaging US, LLC ("U.S. Imaging"). The remaining minority position in U.S. Imaging was purchased on May 31, 2017.
On May 31, 2016, the Company acquired Cuattro Veterinary, LLC ("Cuattro International"), which was subsequently renamed Heska Imaging International, LLC ("International Imaging"). As of this date the Company's interest in both International Imaging and U.S. Imaging was transferred to the Company's wholly owned subsidiary, Heska Imaging Global, LLC ("Global Imaging").
On June 1, 2017, the Company consolidated its assets and liabilities in the U.S. Imaging and International Imaging companies into Global Imaging, which was re-named Heska Imaging, LLC ("Heska Imaging"). Heska Imaging was subsequently dissolved on March 31, 2020.

On June 13, 2017, the Company incorporated Heska Canada Limited in the province of British Columbia, in order to expand our footprint into more of the North American veterinary market.

On July 26, 2018, the Company incorporated Heska Australia Pty Ltd in the state of Victoria, in order to expand our footprint into the Australian veterinary market.

On February 22, 2019, the Company acquired 70% of the equity of Optomed. Optomed designs, develops, manufactures and distributes veterinary imaging solutions, with a primary focus and expertise in endoscopy technologies and has a direct sales presence in France. On November 4, 2019 the Company acquired A. DUCHENE IMMO ("SCI Duchene"). SCI Duchene owns real estate in which Optomed operates.

On December 5, 2019, the Company acquired CVM Diagnostico Veterinario, S.L. and CVM Ecografia, jointly known as the CVM Companies ("CVM"). CVM is a Spanish company that primarily sells and performs marketing of medical equipment to veterinary clinics.

On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH ("scil") from Covetrus, Inc. scil represents a key milestone in the Company's long-term strategic plan creating a global veterinary diagnostics company with leadership positions in key geographic markets. Scil has operations in Germany, France, Italy, Spain, Canada, and Malaysia.

On October 5, 2020 the Company acquired the remaining 30% minority interest in Optomed. The Company had previously acquired 70% of the equity of Optomed in February 2019. The purchase allows the Company to assume full control of the business operations.

On February 1, 2021 the Company acquired Lacuna Diagnostics, Inc. ("Lacuna"). Lacuna is a United States based company that specializes in digital cytology services. The purchase allows the Company to broaden our point of care diagnostics offering.
Products and Services
Our business is composed of two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Point of Care laboratory and imaging products, which are the Company's core strategic focus, are included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products.
Our major product categories sold in both segments include: Point of Care laboratory instruments and consumables; digital imaging diagnostic instruments, software and services; digital cytology services; local and cloud-based data services; allergy testing and immunotherapy; and single use offerings such as in-clinic diagnostic tests and heartworm preventive products. The North America segment also includes private label vaccine and pharmaceutical production, which are sold by third parties under third party labels.
For the year ended December 31, 2020, our North America and International segments represent approximately 66% and 34% of our total revenue, respectively.
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
Blood Chemistry. Element DC® Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis and has the ability to run 22 tests at a time with a single blood sample. Test slides are available as both pre-packaged panels as well as individual slides. The Element DC5x® Veterinary Chemistry Analyzer (the "Element DC5x"), launched during 2018, delivers faster run times, higher throughput, and allows simultaneous staging of five patient samples. The Element DC and Element DC5x utilize the same test slides. We are supplied with the Element DC and Element DC5x, as well as the affiliated test slides and supplies, under a contractual agreement with FUJIFILM Corporation.
We also market and distribute the Element RC® and Element RCXTM, easy-to-use, compact chemistry systems that utilize load-and-go rotors for blood chemistry and electrolyte analysis. A small volume of whole blood can be loaded on the rotor, eliminating the need for external centrifugation. Rotors of various test menus are available, providing results in some cases for up to 21 measured tests, including additional calculated values. The Element RC3XTM launched during 2020 and delivers a three-bay rotor solution for higher throughput and additional testing parameters. We are supplied with the Element RC and the Element RCX and RC3X under contractual agreements with various suppliers.

Hematology. The Element HT5® Hematology Analyzer (the "HT5") is a true 5-part hematology analyzer which measures key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals. The HT5 can generate results in less than a minute with 15 µL of sample. We are supplied with the HT5 and affiliated reagents and supplies under a contractual agreement with Shenzen

Mindray Bio-Medical Electronics Co., Ltd. ("Mindray"). We also market the scil Vet abc Plus +TM, a 4-part hematology analyzer that provides results in less than a minute with 10 µL of sample.
Blood Gases and Electrolytes. The Element POC® Blood Gas & Electrolyte Analyzer (the "EPOC") is a handheld, wireless analyzer which delivers rapid blood gas, electrolyte, metabolite and basic blood chemistry testing. The EPOC features test cards with room temperature storage which can offer results with less than 100 µL of sample as well as WiFi and Bluetooth connectivity.
Immunodiagnostics. The Element i® Immunodiagnostic Analyzer (the "Element i") utilizes fluorescence immunoassay technology to ensure sensitivity for accurate in-clinic detection of Total T4, TSH, Cortisol, Bile Acids, and Progesterone. The Element i is a benchtop technology with a test time of 10 minutes or less per analyte. Along with confidence in results, this measurement principle allows for simplified reagents and testing protocols. The Element i+® Immunodiagnostic Analyzer (the "Element i+"), launched during 2020, utilizes patented fluorescence waveguide immunoassay technology with laser evanescent illumination for accurate in-clinic detection of Total T4 and Cortisol. The Element i+ delivers results in as little as 5 minutes from a sample volume of 100ul, using microfluidic cartridges stored at room temperature. The Element i+ analyzer system has capability of high sensitivity and specificity multiplexed assays in a single microfluidic cartridge, offering future menu expansions in endocrine, inflammatory, infectious disease, and other diagnostic target areas. The Cube-VetTM is a compact benchtop analyzer used for the determination of the parameters fibrinogen, cCRP, SAA, T4, fructosamine, pancreas-specific lipase (dog / cat), ammonia, GLDH, lactate, progesterone, bile acids, phenobarbital and SDMA.
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

We also sell mobile digital radiography products, primarily for equine use, such as the Cuattro Uno, a full powered, portable digital radiography generator integrated with an embedded touchscreen acquisition and review function. In addition to Cuattro Uno, we sell the Cuattro Hub, a mobile digital radiography acquisition console that is capable of operating as a general full field wireless x-ray imager and as the control and display for DentiPodTM, a large format equine intraoral dental sensor, and SonoPod TM, a wireless ultrasound.

In Europe, we sell radiography solutions, including flat panel or image plate x-ray scanners, acquisition workstations and acquisition software to produce, review, and archive radiographic image studies, primarily in fixed location companion animal veterinary settings.
Ultrasound Systems. We sell ultrasound products, including affiliated probes and peripherals, with varying features and corresponding price points from various suppliers.

Diagnostic Data and Support. CloudbankTM is an automatic, secure, web-based image storage solution designed to interface with the imaging products we sell. HeskaView+TM is a Picture Archival and Communications Systems (PACS) for web or local viewing, reporting, planning and email sharing of studies on Internet devices, including personal computers, tablet devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units, to support customers. Access and operation between our imaging devices, CloudbankTM and SupportCloudTM is supported by the acquisition software used in the equipment we sell. On December 21, 2018, we closed on the purchase of the acquisition software previously provided by Cuattro in the amount of $8.2 million and terminated a supply and license agreement. See Note 3 to the financial statements included under Item 8 of this Annual Report on Form 10-K for related party and acquisition disclosures.

HeskaView and Heska’s Data Capture Utility (DCU) are modern and intuitively operated practice information software applications for point of care devices. The HeskaView software can be used as independent practice information reporting software for Heska analyzers. HeskaView and the DCU can be used as a middleware to bi-directionally connect Heska’s analyzers to a wide variety of Veterinary Practice Management Software platforms used throughout North America.

scil vIP® is a modern and intuitively operated practice information software for point of care devices. The software can be used as independent practice information software or as middleware to connect POC equipment throughout Europe. It further provides a web interface allowing the users to access the software even more easily.
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

We sell kits to conduct blood testing using our ALLERCEPT® Definitive Allergen Panels to third party veterinary diagnostic laboratories outside of the U.S. We also sell products to screen for the presence of allergen-specific IgE to these customers. Animals testing positive for allergen-specific IgE using these screening tests are candidates for further evaluation using our ALLERCEPT® Definitive Allergen Panels.

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
Other Vaccines and Pharmaceuticals ("OVP")
We developed a line of bovine vaccines that are licensed by the U.S. Department of Agriculture ("USDA"). In January 2015, we signed a long-term Master Supply Agreement related to these vaccines with Eli Lilly operating through Elanco.
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
Marketing, Sales and Customer Support
We currently market our products to veterinarians through an outside field organization, a telephone sales force and independent third-party distributors, as well as through trade shows, print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2020, our customer facing sales, installed base support and utilization organization consisted of 144 and 124 individuals in various parts of our North America and International segments, respectively.
Veterinarians may obtain our products directly from us or indirectly through others. All of our products ultimately are sold primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Internationally, we market our products to veterinarians primarily through third-party veterinary diagnostic laboratories and independent third party distributors, but through our recent acquisitions of scil, Optomed and CVM, and organic efforts in Australia, we have begun to market directly.

We have a staff dedicated to customer and product support including veterinarians, technical support specialists and service technicians. Individuals from our product development group may also be used as a resource in responding to certain product inquiries.
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
Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration ("FDA") and Drug Enforcement Agency ("DEA") licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will, for the foreseeable future, manufacture most, or all of our pharmaceutical and biological products at this facility, as well as most, or all, of our recombinant proteins and other proprietary reagents for our diagnostic tests. We currently manufacture our canine heartworm prevention product, our allergy treatment products and all our OVP products at this facility.
The OVP products for our North America segment are purchased in both finished and bulk format, and we perform all phases of manufacturing, including growth of the active bacterial and viral agents, sterile filling, lyophilization and packaging at this facility. We manufacture our various allergy products at our Des Moines facility, our Loveland facility and our Fribourg facility. We believe the raw materials for most of the products we manufacture are readily available from more than one source.
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
Intellectual Property
We believe that patents, trademarks, copyrights and other proprietary rights represent opportunities to grow our business and maintain or enhance our competitive position. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The proprietary technologies of our OVP products are primarily protected through trade secret protection of, for example, our manufacturing processes in this area.

We actively seek patent protection both in the U.S. and abroad. Our issued patent portfolios primarily relate to allergy, diagnostic and detection tests, and vaccine delivery technologies. As of December 31, 2020, we owned, co-owned or had rights to 5 issued U.S. patents expiring at various dates from April 2021 to April 2024 and had 2 pending U.S. patent application. Our corresponding foreign patent portfolio as of December 31, 2020 included 7 issued patents in various foreign countries expiring at various dates from February 2021 to August 2024 and no pending applications.
We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for-profit companies.
Seasonality
While we do not experience significant seasonal fluctuations in our sales throughout the year, we generally experience higher sales in the fourth quarter due to industry trade shows and other similar activities.
Government Regulation
Although the majority of our revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the U.S., including the USDA and the FDA and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the major U.S. government agencies that regulate animal health products:

•USDA.  Vaccines and certain single use, point-of-care diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. In contrast to vaccines, single use, point-of-care diagnostics can typically be licensed by the USDA in about two years, at considerably less cost. However, vaccines or diagnostics that use innovative materials, such as those resulting from recombinant DNA technology, usually require additional time to license. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

•FDA.  Pharmaceutical products, which typically include synthetic compounds, are approved and monitored by the Center for Veterinary Medicine of the FDA. Under the Federal Food, Drug and Cosmetic Act, the same statutory standard for FDA approval applies to both human and animal drugs: demonstrated safety, efficacy and compliance with FDA manufacturing standards. However, unlike human drugs, neither preclinical studies nor a sequential phase system of studies are required. Rather, for animal drugs, studies for safety and efficacy may be conducted immediately in the species for which the drug is intended. Thus, there is no required phased evaluation of drug performance, and the Center for Veterinary Medicine will review data at appropriate times in the drug development process. The time and cost for developing companion animal drugs may be significantly less than for drugs for livestock animals, which generally have enhanced standards designed to ensure safety in the food chain.

•EPA.  Products that are applied topically to animals or to premises to control external parasites are regulated by the Environmental Protection Agency, or EPA.
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
A number of our animal health products are not regulated. For example, certain products such as our ALLERCEPT® panels are not regulated by either the USDA or FDA. Similarly, none of our veterinary instruments requires regulatory approval to be marketed and sold in the U.S.
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
To date, we or our distributors have sought regulatory approval for certain of our products from the Canadian Center for Veterinary Biologics, or CCVB (Canada); the Japanese Ministry of Agriculture, Forestry and Fisheries, or MAFF (Japan); the Australian Department of Agriculture, Fisheries and Forestry, or ADAFF (Australia); the Republic of South Africa Department of Agriculture, or RSADA (South Africa); the Agriculture, Fisheries and Conservation Department, or ADCD (Hong Kong); the Macau Animal Health Division of Animal Control and Inspection, or IACM (Macau); the Spanish Ministry for Agriculture, Fisheries and Food; and from the relevant regulatory authorities in certain other countries requiring such approval.
The heartworm and allergy products previously discussed which have received regulatory approval in the U.S. and/or elsewhere are summarized below:

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
In our North America segment, the OVP products we manufacture for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than we do. Companies with a significant presence in the animal health market such as CEVA Santé Animale, Elanco, Merck, Sanofi, Vétoquinol S.A., Virbac S.A. and Zoetis may be marketing or developing products that compete with our products or would compete with them if successfully developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.
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

Human Capital Resources
As of December 31, 2020, we employed approximately 602 persons, 360 of which resided in North America and 242 internationally. We employ temporary workers on a need only basis to maintain business flexibility and a dynamic workforce. We are committed to employee diversity and inclusion and the support of traditionally underrepresented groups in management. Our workforce is approximately 50% women and 50% men with 40% of our management team (defined as Director, Vice President and Executive Vice President) represented by women. In 2020, we experienced an employee turnover rate of approximately 13% globally.
We believe that the current and future success of our company’s ability to execute on its strategic initiatives is highly dependent upon our ability to recruit, retain and reward our employees. We engage in targeted recruitment strategies to fill highly skilled positions. Our employees enjoy competitive compensation plans including market rate targeted salaries, robust benefits including retirement plans and employee stock purchase plan opportunities, and the opportunity for participation in short and long term incentive programs. Our compensation philosophy is designed to provide an appealing, market-based and rewarding compensation program that encourages high personal and company performance, strong cultural and ethical behavior, and incentives aligned with shareholder interests. Our aim is to attract, engage and retain highly qualified, motivated, and creative people who will fulfill our mission to be the “voice of the pet,” while delivering on Heska goals in a healthy, honest, and sustainable manner.

We are committed to providing a workplace that protects the health and well-being of our employees. All employees are required to abide by our Code of Conduct and Ethics, company health and safety parameters and contribute to a positive and friendly company culture. Due to the COVID-19 pandemic and in consideration of our employees’ safety, in March 2020, we implemented strict work from home policies for all employees with the ability to work remotely at all of our locations. At our Des Moines, Iowa manufacturing facility, we instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. As of December 31, 2020, we continue to enforce these safety precautions and abide by Center for Disease Control (“CDC”) guidelines, while tentatively planning limited return to work procedures in the second half of 2021.

Our Chief Administrative Officer is responsible for developing and executing the Company’s human capital strategy and updates the Board on human capital matters.
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

Information About Our Executive Officers
Our executive officers and their ages as of February 26, 2021 are as follows:

Name	Age	Position
Kevin S. Wilson	48	Chief Executive Officer and President
Catherine Grassman	45	Executive Vice President, Chief Financial Officer
Nancy Wisnewski, Ph.D.	58	Executive Vice President, Chief Operating Officer
Steven M. Eyl	55	Executive Vice President, Chief Commercial Officer, and President, scil animal care company
Christopher Sveen	38	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, Heska and President, Diamond Animal Health
Eleanor Baker	36	Executive Vice President, Managing Director and Chief Operating Officer scil animal care company
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

Christopher Sveen, Esq. was appointed Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of Heska Corporation and President, Diamond Animal Health in April 2020, previously serving as Vice President, General Counsel from December 2018 to April 2020. Before joining Heska, Mr. Sveen served as a Private Banker at J.P. Morgan Private Bank in Chicago from August 2015 to May 2018 and prior to that as a civil litigation and trial attorney at a boutique litigation firm. Mr. Sveen received his Juris Doctor from Chicago-Kent College of Law in 2009 and his Master of Business Administration (MBA) from the Kelley School of Business at Indiana University in 2015. He is licensed to practice law in Illinois and Colorado.

Eleanor Baker, Esq. was appointed Executive Vice President, Managing Director of scil in April 2020, previously serving as Vice President, General Counsel since November 2017. Previously, Ms. Baker worked at KPMG, LLP as a technology and innovation solutions consultant from 2015 to November 2017. Ms. Baker received her Juris Doctor from Wake Forest School of Law, a Master of Laws from University of Houston and her undergraduate degree from Texas A&M University. She is licensed to practice law in Texas and Colorado.
Item 1A.Risk Factors

Risk Factors Summary

Pursuant to Item 105(b) of Regulation S-K, the following represents a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

Risks related to our business and industry

•The COVID-19 pandemic is adversely impacting consumer demand, our global supply chain and our financial and operational results.
•If the third parties that have substantial marketing rights for certain of our historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.
•Our Chief Executive Officer has acknowledged outside business interests which may occupy a portion of his time.
•We rely substantially on third party suppliers. The loss of products or delays in product availability from one or more third party suppliers could substantially harm our business.
•We depend on key personnel for our future success. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
•The loss of significant customers who, for example, are historically large purchasers or who are considered leaders in their field could damage our business and financial results.
•We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.
•We often depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to introduce in the future.
•We may be unable to market and sell our products successfully.
•We face risks associated with our international operations and our international expansion may not generate the results we anticipate.

•We may face costly legal disputes, including disputes related to our intellectual property or technology or that of our suppliers or collaborators.
•Interpretation of existing legislation, regulations and rules, including financial accounting standards, or implementation of future legislation, regulations and rules could cause our costs to increase or could harm us in other ways.
•We are currently evaluating, and we intend to pursue, acquisitions and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.
•Obtaining and maintaining regulatory approvals in order to market our products may be costly and could delay the marketing and sales of our products. Failure to meet all regulatory requirements could cause significant losses from affected inventory and the loss of market share.
•Our future revenues depend on successful product development, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.
•Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.
•Cyberattack related breaches of our information technology systems could have an adverse effect on our business.
•We may be unable to protect our stakeholders’ privacy or we may fail to comply with privacy laws.
•We may not be able to achieve sustained profitability or increase profitability on a quarterly or annual basis.
•We may face product returns and product liability litigation in excess of, or not covered by, our insurance coverage or indemnities and/or warranties from our suppliers. If we become subject to product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our sales could substantially decline.
•We may be held liable for the release of hazardous materials, which could result in extensive remediation costs or otherwise harm our business.

Risks related to our common stock

•Our stock price has historically experienced high volatility, and could do so in the future, including experiencing a material price decline resulting from a large sale in a short period of time. This volatility could affect the value of our common stock.
•Our NOL Protective Amendment could adversely impact the value and trading liquidity of our common stock.
•If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
•We have not declared or paid any dividends on our common stock since 2012 and we do not anticipate paying any cash dividends in the foreseeable future.
•We have fewer than 300 holders of record, which could allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our common stock on The Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on The Nasdaq Capital Market.
•Provisions in our Certificate of Incorporation and bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Risks related to the outstanding Notes

•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

•We may not have the ability to raise the funds necessary to settle conversions of our convertible notes (the "Notes") in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the Notes.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

Risk Factors

Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights the material factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our Public Common Stock could decline and investors in our Public Common Stock could experience losses on their investment.

Risks related to our business and industry

The COVID-19 pandemic is adversely impacting consumer demand, our global supply chain and our financial and operational results.

With the recent acquisition of scil, our worldwide operations make us vulnerable to risks from a global public health crisis, such as the COVID-19 pandemic. We expect a future adverse impact to our financial results as the pandemic spreads through domestic and foreign markets and if local governmental authorities institute or extend “shelter at home” protective measures. While the pace and ability of governmental authorities to contain the COVID-19 pandemic remains uncertain, we expect this global public health crisis to have an adverse impact on our financial results, including revenues, earnings and cash flows through at least the first half of 2021; specifically as a result of:

•Temporary closure or reduced hours of veterinary clinics where we sell our products and services, resulting in decreased visits and testing;
•Reduction in consumer discretionary spending on their pets’ health and wellbeing;
•Potential supply chain disruption caused by customs restrictions of cross border trade, and other factors related to COVID-19 pandemic;
•Potential supply chain disruption as suppliers consider focusing research and development efforts on human health away from animal health;
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

As a result of the COVID-19 pandemic, we have implemented strict work from home policies for all employees with the ability to work remotely at all of our locations. At our Des Moines, Iowa manufacturing facility, production schedules remain on track for order fulfillment but we have instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. Companywide, we enacted travel restrictions. The restricted travel policies for our sales force may adversely affect our customers' ability or willingness to purchase our products and services, delay customer capital spending and reduce our ability to provide on-site customer service. While we are unable to predict the duration of the financial and operational impact due to the COVID-19 pandemic, we expect it could have minimal adverse impact on our business through at least the first half of 2021. The COVID-19 pandemic could also have the effect of heightening other risk factors described in this report.

If third parties that have substantial marketing rights for certain of our historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

We are party to agreements with Merck Animal Health (“MAH”) for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, and Elanco for certain bovine vaccines, which have been sold primarily under the Titanium and MasterGuard brands. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. For example, in 2020, MAH failed to market, sell and support our heartworm preventive product, which resulted in depressed OVP product annual revenue in our North America segment. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

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

Cuattro, LLC charged Heska Imaging $0, $6.0 thousand, and $4.6 million during 2020, 2019, and 2018, respectively, primarily related to digital imaging products, for which there was an underlying supply contract with minimum purchase obligations, software and services as well as other operating expenses.

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

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers that sell us proprietary products are FUJIFILM Corporation and Shenzen Mindray Bio-Medical Electronics Co., Ltd. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on short notice subsequent to unfavorable legal action. In the case of our point of care laboratory instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. There can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

•Inability to meet minimum obligations. Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which could create a drain on our financial resources and liquidity. Some agreements may require minimum purchases and/or sales to maintain product rights and we may be significantly harmed if we are unable to meet such requirements and lose product rights.
•Loss of exclusivity. In the case of our point of care laboratory instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.
•Changes in economics. An underlying change in the economics with a supplier, such as a large price increase or new requirement of large minimum purchase amounts, could have a significant, adverse effect on our business, particularly if we are unable to identify and implement an alternative source of supply in a timely manner.
•The loss of product rights upon expiration or termination of an existing agreement. Unless we are able to find an alternate supply of a similar product, we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer. In the case of an instrument supplier, we could also potentially suffer the loss of sales of consumable supplies, which would be significant in cases where we have built a significant installed base, further harming our sales prospects and opportunities. Even if we were able to find an alternate supply for a product to which we lost rights, we would likely face increased competition from the product whose rights we lost being marketed by a third party or the former supplier and it may take us additional time and expense to gain the necessary approvals and launch an alternative product.
•High switching costs. In our point of care laboratory instrument products, we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale, thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.

•The involuntary or voluntary discontinuation of a product line. Unless we are able to find an alternate supply of a similar product in this or similar circumstances with any product, we would not be able to continue to offer our customers the same breadth of products and our sales would likely suffer. Even if we are able to identify an alternate supply, it may take us additional time and expense to gain the necessary approvals and launch an alternative product, especially if the product is discontinued unexpectedly.
•Inconsistent or inadequate quality control. We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.
•Limited capacity or ability to scale capacity. If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply, which may be difficult to find or may require terms that are less advantageous if available at all.
•Regulatory risk. Our manufacturing facility and those of some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with strictly enforced Good Manufacturing Practices, regulations and similar foreign standards. We do not have control over our suppliers’ compliance with these regulations and standards. Regulatory violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products. If one of our suppliers is unable to provide a raw material or finished product due to regulatory issues, it could have a material adverse financial impact on our business and could expose us to legal action if we are unable to perform on contracts to our customers involving related products.
•Developmental delays. We may experience delays in the scale-up quantities needed for product development that could delay regulatory submissions and commercialization of our products in development, causing us to miss key opportunities.
•Limited geographic rights. We typically do not have global geographic rights to products supplied by third parties. If we were to determine a market opportunity in a geography where we did not have distribution rights and were unable to obtain such rights from the supplier, it might hamper our ability to succeed in such geography and our sales and profits would be lower than they otherwise would have been.
•Limited intellectual property rights. We typically do not have intellectual property rights, or may have to share intellectual property rights, to the products supplied by third parties and any improvements to the manufacturing processes or new manufacturing processes for these products.
•Changes to United States tariff and import/export regulations. Changes to United States trade policies, treaties and tariffs could have a material adverse effect on global trade. These changes could result in increased costs of goods imported into the United States for the Company and our third party suppliers. Our third party suppliers may limit their trade with companies in the United States, including us.
•Global human and animal health risk. Several of our suppliers have operations in areas that may be susceptible to public health emergencies that could restrict global trade generally, and our access to consumables and product, specifically. The risk of infectious disease in humans and animals may limit trade and product access with third party suppliers with companies inside and outside the United States, including us. In particular, the use of animal bi-product may affect our consumable supply as a result of global animal health risks.
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

We are dependent upon a number of significant customers. Revenue from Covetrus, Inc., formerly known as Henry Schein Animal Health ("Covetrus"), represented approximately 6%, 14% and 15% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue from Merck entities, including Merck Animal Health, represented approximately 5%, 1% and 12% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2020, 2019 or 2018.

Covetrus represented 9% and 19% of our consolidated accounts receivable at December 31, 2020 and 2019, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2020 or 2019. The loss of, or material reduction in business from, any of our significant customers could adversely affect our business and financial results.

We operate in a highly competitive industry, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain sustained profitability.

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors that sell products under their own private labels. In the point-of-care diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. and Zoetis Inc.. The OVP products manufactured by our North America segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP product customers. Competitors may have facilities with similar capabilities to our Des Moines, Iowa facility, which they may operate and sell at a lower unit price to customers than we sell our OVP products for, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as CEVA Sante´ Animale, Elanco, Merck, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. For example, if Zoetis devotes its significant commercial and financial resources to growing its market share in the veterinary allergy market, our allergy-related sales could suffer significantly. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully. Zoetis has recently launched allergy products which may diminish the competitiveness and sales prospects for our own allergy immunotherapy products. IDEXX has recently launched an SDMA test in its point of care laboratory chemistry line, which may cause veterinary customers to prefer IDEXX products to ours.

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

We may depend on third parties for products we intend to introduce in the future. If our current relationships and collaborations are not successful, we may not be able to introduce the products we intend to introduce in the future.

We are occasionally dependent on third parties and collaborative partners to perform research and development activities to successfully develop new products. We routinely discuss Heska marketing in the veterinary market instruments being developed by third parties for use in the human health care market. In the future, one or more of these third parties or collaborative partners may not complete research and development activities in a timely fashion, or at all. Even if these third parties are successful in their research and development activities, we may not be able to come to an economic agreement with them. If these third parties or collaborative partners fail to complete research and development activities or fail to complete them in a timely fashion, or if we are unable to negotiate economic agreements with such third parties or collaborative partners, our ability to introduce new products may be impacted negatively and our revenues may decline.
We may be unable to market and sell our products successfully.

We may not develop and maintain marketing and/or sales capabilities successfully, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms, or at all. If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease. This could result in the loss of distribution rights for products or failure to gain access to new products and could cause damage to our reputation and adversely affect our business and future prospects. The market for companion animal healthcare products is highly fragmented. Because our proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell all our products primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales. As the vast majority of cash flow to veterinarians ultimately is funded by pet owners without private insurance or government support, our business may be more susceptible to severe economic downturns than other health care businesses that rely less on individual consumers.

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

We have entered into agreements with independent third party distributors who we anticipate will market and sell our products to a greater degree than in the recent past. Independent third party distributors may be effective in increasing sales of our products to veterinarians, although we would expect a corresponding lower gross margin as such distributors typically buy products from us at a discount to end user prices. It is possible new or existing independent third party distributors could cannibalize our direct sales efforts and lower our total gross margin. For us to be effective when working with an independent third party distributor, the distributor must agree to market and/or sell our products and we must provide proper economic incentives to the distributor as well as contend effectively for the time, energy and focus of the employees of such distributor given other products the distributor may be carrying, potentially including those of our competitors. If we fail to be effective with new or existing independent third party distributors, our financial performance may suffer.

We face risks associated with our international operations and our international expansion may not generate the results we anticipate.

A core component of our future growth strategy is international expansion. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations including, but not limited to, the following:

•uncertain political and economic climates and fluctuations in exchange rates that may increase the volatility of foreign-based revenue and expenses;
•burdens of complying with and unexpected changes in foreign laws, accounting and legal standards, regulatory requirements, taxes, tariffs and other barriers or trade restrictions;
•lack of experience in connection with the customs, cultures, languages and sales cycle;
•reduced or altered protection for intellectual property rights; and
•data privacy laws in foreign countries, which require that data storage and processing be subject to laws different than the United States.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Stock Market. We prepare our financial statements in conformance with GAAP. These accounting principles are established by and are subject to interpretation by the SEC, the FASB and others which interpret and create accounting policies. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly. A change in those policies or how those policies are interpreted can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is made effective. Such changes may require us to incur additional compliance costs, adversely affect our reported financial results and the way we conduct our business or have a negative impact on us if we fail to track such changes.

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $88.3 million at December 31, 2020 and $36.2 million at December 31, 2019. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

We are currently evaluating, and we intend to pursue, acquisitions and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.

We continue to evaluate, and we intend to pursue, acquisitions and other strategic development opportunities, including minority investments where strategic, such as our acquisition of scil in 2020. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value. We may also diminish our cash resources or dilute stockholders in order to finance any such acquisition or other strategic transaction.

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

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•supply of products, including minimum purchase agreements, from third party suppliers or termination, cancellation or expiration of such relationships;
•competition and pricing pressures from competitive products;
•the introduction of new products or services by our competitors or by us;
•large customers failing to purchase at historical levels;
•fundamental shifts in market demand;
•manufacturing delays;
•shipment problems;
•information technology problems, which may prevent us from conducting our business effectively, or at all, and may also raise our costs;
•regulatory and other delays in product development;
•product recalls or other issues which may raise our costs;
•changes in our reputation and/or market acceptance of our current or new products; and
•changes in the mix of products sold.

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

We may not be able to achieve sustained profitability or increase profitability on a quarterly or annual basis.

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2020, we had an accumulated deficit of $150.9 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the twelve months ended December 31, 2020, the closing stock price of our common stock has ranged from a low of $52.17 to a high of $151.18, and the closing sale price of our common stock on February 25, 2021 was $190.51 per share. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

•stock sales by large stockholders or by insiders;
•changes in the outlook for our business;
•our quarterly operating results, including as compared to expected revenue or earnings and in comparison to historical results;
•termination, cancellation or expiration of our third-party supplier relationships;
•announcements of technological innovations or new products by our competitors or by us;
•litigation;
•regulatory developments, including delays in product introductions;
•developments or disputes concerning patents or proprietary rights;
•availability of our revolving line of credit and compliance with debt covenants;
•releases of reports by securities analysts;
•economic and other external factors;
•issuances of equity or equity-linked securities by us; and
•general market conditions

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, it is likely we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Our NOL Protective Amendment could adversely impact the value and trading liquidity of our common stock.

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

In February 2018, our board of directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our board of directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Shareholder (as defined in our Certificate of Incorporation). On August 7, 2019, our board of directors determined to waive the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of our Notes, any issuance of shares of the Company’s common stock upon conversion of any of the Notes, and any subsequent and further transfer of any such common stock, to the extent such restrictions would otherwise have been applicable thereto. In January 2020, our board of directors waived the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and sale of the shares of preferred stock and underlying common stock issued in connection with the financing of the scil acquisition. These waivers, and any similar waivers that our board of directors may grant in the future, may make it more likely that we have a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations. State net operating loss carryforwards may be similarly or more stringently limited. Any limitations on our ability to use our pre-change of ownership net operating losses to offset taxable income could potentially result in increased future tax liability to us.

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

Our Certificate of Incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•place restrictions on the transfer of our common stock that could adversely affect our ability to use our domestic NOL, which can have an effect of preventing a takeover;
•provide that our board of directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;
•prohibit stockholders from calling a special meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
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
On April 1, 2020, we acquired scil, which included property in Germany, France, Spain, Canada, Italy and Malaysia. In Germany, we own an office space that is approximately 45,000 square feet, and a warehouse that is approximately 15,000 square feet. In France, Spain and Malaysia, we lease office spaces and warehouses. In Canada, we lease an office space and in Italy, we own an office space, a warehouse, and a showroom.
Item 3.Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.
As of December 31, 2020, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA".
As of February 25, 2021, there were approximately 250 holders of record of our Public Common Stock, and approximately 4,000 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.
Issuer Purchases of Equity Securities
The following table sets forth information about the Company's purchases of our outstanding Public Common Stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 2020	—	$—	—	$—
November 2020	3,127	$121.83	—	$—
December 2020	2,825	$133.13	—	$—
	5,952	$127.19	—	$—

(1) Shares of Public Common Stock we purchased between October 1, 2020 and December 31, 2020 were solely for the cancellation of shares of stock withheld for related tax obligations.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2020 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

Heska Corporation
NASDAQ Medical Supplies Index
NASDAQ Composite Total Return Index
Dollars
900
800
700
600
500
400
300
200
100
0
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Heska Corporation	$100	$395	$442	$475	$529	$803
NASDAQ Medical Supplies Index	$100	$126	$165	$177	$234	$297
NASDAQ Composite Total Return Index	$100	$116	$151	$147	$200	$291

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on February 25, 2021, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See "Statement Regarding Forward Looking Statements."
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care laboratory instruments and consumables; Point of Care digital imaging diagnostic instruments; digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
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

Radiography is the largest product offering in Point of Care imaging, which includes digital and computed radiography and ultrasound instruments. Radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used.

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

Other Vaccines and Pharmaceuticals ("OVP") revenue is generated in our USDA, FDA and DEA licensed production facility in Des Moines, Iowa. We view this facility as an asset which could allow us to control our cost of goods on any pharmaceuticals and vaccines that we may commercialize in the future. We have increased integration of this facility with our operations elsewhere. For example, virtually all of our U.S. inventory, excluding our imaging products, is stored at this facility and related fulfillment logistics are managed there. Our OVP revenue includes vaccines and pharmaceuticals produced for third parties. OVP is attributable only to the North America segment.

All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 72% and 28%, respectively, of revenue for the year ended December 31, 2020 compared to 64% and 36%, respectively, for the year ended December 31, 2019.

Segment Change

During the second quarter of 2020, following the scil acquisition, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources based on geographic regions. As a result, the Company determined it has two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. The Company's core strategic focus on point of care laboratory and imaging products is included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products. The Company revised prior comparative periods to conform to the current period segment presentation. Refer to Note 18 - Segment Reporting to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for further information.

Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lower demand for diagnostic testing services. During the second and third quarters of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. Finally, during the fourth quarter, increased restrictions, mainly in the European Union, certain parts of Canada and Australia, in which we operate, re-emerged. The extent to which the continuation, or another wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts, mainly in our ability to place new capital equipment, to our business as a result of any economic impact that has occurred or may occur in the future.

As a result of social distancing measures, on-site installations of POC Lab and Imaging equipment continue to experience intermittent delays. While not significant to the overall results of the of the year, on-site installations of equipment have been impacted since March. However, our financial position remains strong. On April 1, 2020, we closed our acquisition of scil; the transaction was fully financed by a preferred stock offering. We have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries.

While we have experienced some intermittent delays in receiving supply and a slight increase in shipping costs, our supply chain has not been significantly impacted. Our major research and development projects are continuing to progress substantially as planned but we have experienced sporadic delays in receiving validation samples and device components as well as inefficiencies in remote collaboration and field-testing.

We do not know how long COVID-19 related challenges will continue. The ultimate impact on our business will depend on many factors substantially beyond our control and difficult to predict. In the near-term and with asynchronous variation across geographies, we anticipate veterinary hospitals may temporarily delay capital equipment investments as a result of heightened conservatism and the effects of social distancing on in-clinic demonstrations and installations. Despite these headwinds, we believe we are well positioned because: (1) our customers and products are essential, (2) our main Point of Care laboratory business continues to show healthy consumables use and margin, (3) our subscriptions model metrics continue to show solid performance, (4) our vaccines and pharmaceuticals business continues to perform with minimal disruption, (5) our balance sheet is strong, and (6) our employees, logistics, supply chain, and operations continue to operate well in the current environment and they are fully prepared for both a phased return and an instant return to full capacity.

Critical Accounting Estimates
Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements. We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change. In each of these areas, management makes estimates based on historical results, current trends and future projections.

Deferred Tax Assets – Valuation Allowance

We evaluate our ability to realize the tax benefits associated with a deferred tax asset (“DTA”) by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2020 and 2019, we had valuation allowances of approximately $6.4 million and $5.7 million, respectively.

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

Valuation of Goodwill and Intangibles

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to Heska. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

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

As part of our goodwill testing process, we evaluate factors specific to a reporting unit as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of a reporting unit. Examples of the factors considered in assessing the fair value of a reporting unit include: the results of the most recent impairment test, the competitive environment, the regulatory environment, anticipated changes in product or labor costs, revenue growth trends, the consistency of operating margins and cash flows and current and long-range financial forecasts. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets, are used by senior management and the Board of Directors to evaluate operating performance.
We performed qualitative assessments in the fourth quarters of 2020, 2019 and 2018 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2020, 2019 and 2018.

These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Share-Based Compensation Expense

We utilize share-based compensation arrangements as part of our long-term incentive plan. Our share-based compensation programs provide for grants of many types of awards, but we currently grant stock options, including performance stock options, and restricted stock awards, along with the issuance of employee stock purchase rights. The total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.

The majority of our currently issued restricted stock awards and performance stock options are tied to Company and market-related performance metrics and generally include a time vesting component. We also grant stock options and restricted stock awards tied to time vesting to employees and directors. All significant inputs into the determination of expense as well as the related expense are discussed further in Note 12 - Capital Stock to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.

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

Performance-Based Stock Compensation Awards

We also grant restricted stock awards and performance stock options subject to performance vesting criteria, in addition to service, to our executive officers and other key employees. This type of grant consists of the right to receive shares of, or options to purchase, common stock, subject to achievement of time-based criteria and certain Company and market performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors. We recognize any related share-based compensation expense ratably over the requisite service period based on the probability assessment on the outcome of the performance condition related to company performance metrics. The fair value used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant for restricted stock awards and the Black-Scholes model for performance stock options. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition related to market performance metrics. For awards related to market performance, the fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed.

Recent Accounting Pronouncements
From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an ASU. Unless otherwise discussed, we believe that recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.

Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part II. Item 8 of this Annual Report on Form 10-K. A discussion of significant changes from the periods ending December 31, 2019 compared to December 31, 2018 can be found in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of (Loss) Income (in thousands):

	Year Ended December 31,
	2020	2019
Revenue, net	$197,323	$122,661
Gross profit	81,290	54,449
Operating expenses	89,482	54,122
Operating (loss) income	(8,192)	327
Interest and other expense, net	5,601	2,910
Income before income taxes and equity in losses of unconsolidated affiliates	(13,793)	(2,583)
Income tax expense (benefit)	239	(1,446)
Net loss before equity in losses of unconsolidated affiliates	(14,032)	(1,137)
Equity in losses of unconsolidated affiliates	(720)	(594)
Net loss, after equity in losses of unconsolidated affiliates	(14,752)	(1,731)
Net loss attributable to non-controlling interest	(353)	(266)
Net loss attributable to Heska Corporation	$(14,399)	$(1,465)

Diluted loss per share attributable to Heska Corporation(1)	$(1.66)	$(0.20)
Non-GAAP net income per diluted share (1)(2)	$0.74	$0.49

Adjusted EBITDA (2)	$22,319	$10,382
Net loss margin (2)	(7.1)%	(0.9)%
Adjusted EBITDA margin (2)	11.3%	8.5%
(1) Shares used in the diluted per share calculation for diluted loss per share attributable to Heska Corporation are (in thousands) 8,653 for the year ended December 31, 2020 and 7,446 for the year ended December 31, 2019. Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 9,451 for the year ended December 31, 2020 compared to 7,977 for the year ended December 31, 2019.
(2) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, Non-GAAP net income (loss) per diluted share to Diluted (loss) earnings per share attributable to Heska Corporation, and Adjusted EBITDA margin to Net loss margin, the closest comparable GAAP measures, for each of the periods presented.

Revenue
Total revenue increased 61% to $197.3 million in 2020 compared to $122.7 million in 2019. The significant increase in revenue is driven mainly by the acquisitions of CVM and scil, which represented an increase of $68.2 million of revenue for the twelve months ended December 31, 2020, which was not included in the prior year period. The remaining increase is a result of sales of POC Lab Consumables, contract manufactured product for third parties, including TriHeart, and immunotherapy products.
Gross Profit
Gross profit increased 49.3% to $81.3 million in 2020 compared to $54.4 million in 2019.  Gross margin percent declined to 41.2% in 2020 compared to 44.4% in 2019. The increase in gross profit is due to recent acquisitions of CVM and scil, which represented an increase of $21.3 million increase in gross profit in the twelve months ended December 31, 2020, which was not included in the prior year period. Remaining increase in gross profit is due to increased sales of higher margin products such as POC Lab Consumables and contract manufacturing production increases. The decrease in gross margin percentage is due to lower margin in our newly acquired businesses.
Operating Expenses
Selling and marketing expenses increased 39% to $38.5 million in 2020 compared to $27.7 million in 2019. The increase is a direct result of international expansion related to recent acquisitions and is in line with management expectations.
Research and development expenses increased 6% to $8.8 million in 2020, compared to $8.2 million in 2019. The increase was primarily driven by spending on product development for a urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings. As we invest in future growth of the Company, the increased research and development expenses is consistent with the spending initiatives of management.
General and administrative expenses increased 132% to $42.2 million in 2020, compared to $18.2 million in 2019. The increase is driven primarily by additional expenses related to the impact of international acquisitions compared to the prior year of $11.4 million, as well as one-time costs primarily related to the acquisition of scil, which were $9.5 million in 2020 compared to $1.0 million in 2019. In addition, stock-based and other compensation expenses increased by $4.5 million.
Interest and Other (Income) Expense, Net
Interest and other expense, net, was $5.6 million in 2020, compared to $2.9 million in 2019. The increase was primarily driven by interest expense as a result of the Notes. Refer to Note 16 - Convertible Notes and Credit Facility to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Tax (Benefit) Expense

In 2020, we had total income tax expense of $0.2 million compared to a total income tax benefit in 2019 of $1.4 million. See Note 5 - Income Taxes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for additional information regarding our income taxes.

Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska Corporation was $14.4 million in 2020, compared to net loss attributable to Heska Corporation of $1.5 million in 2019. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to the minority interest in our French subsidiary, Optomed, which we purchased in February 2019. The difference between these line items was a gain of $0.4 million for 2020, and a gain of $0.3 million for 2019. In October 2020, the Company acquired the remaining 30% minority interest in Optomed.

Adjusted EBITDA
Adjusted EBITDA in the twelve months ended December 31, 2020 was $22.3 million (11.3% adjusted EBITDA margin), compared to $10.4 million (8.5% adjusted EBITDA margin) in the twelve months ended December 31, 2019. The increase is driven by increased revenue and gross profit as discussed above. The increases in operating expenses are excluded from adjusted EBITDA. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income and adjusted EBITDA margin to net loss margin, the closest comparable GAAP measures, for each of the periods presented.
Earnings Per Share
Loss per share attributable to Heska was $1.66 per diluted share in the twelve months ended December 31, 2020 compared to loss of $0.20 per diluted share in the twelve months ended December 31, 2019. The decline is primarily due to increases in operating expenses as discussed above, interest and amortization charges relating to the Notes, and increased deferred income tax expense.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.74 per diluted share in the twelve months ended December 31, 2020 compared to income of $0.49 per diluted share in the twelve months ended December 31, 2019. The decline is primarily due to cash interest related to the Notes and increased deferred income taxes. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present EBITDA, adjusted EBITDA, adjusted EBITDA margin, and non-GAAP net income (loss) per diluted share, which are non-GAAP measures.
These measures should be viewed as a supplement to, not substitute for, our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margin and non-GAAP net income (loss) per diluted share as key profitability measures, which are included in our quarterly analyses of our operating results to our senior management team, our annual budget and related goal setting and other performance measurements. We believe these non-GAAP measures enhance our investors' understanding of our business performance and that not adjusting for the items included in the reconciliations below would hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses.

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss (1)	$(14,032)	$(1,137)
Income tax expense (benefit)	239	(1,446)
Interest expense	5,767	2,428
Depreciation and amortization	$11,385	4,916
EBITDA	$3,359	$4,761

Acquisition-related and other one-time costs (2)	$9,837	981
Stock-based compensation	9,490	4,968
Equity in losses of unconsolidated affiliates	(720)	(594)
Net loss attributable to non-controlling interest	353	266
Adjusted EBITDA	$22,319	$10,382
Net loss margin (3)	(7.1)%	(0.9)%
Adjusted EBITDA margin (3)	11.3%	8.5%

(1) Net loss used for reconciliation represents the "Net loss before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time charges of $9.8 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. These costs were incurred primarily as part of the acquisition of scil.

(3) Net loss margin and adjusted EBITDA margin are calculated as the ratio of net loss and adjusted EBITDA, respectively, to revenue.

	Year Ended December 31,
	2020	2019
GAAP net income attributable to Heska per diluted share	$(1.66)	$(0.20)
Acquisition-related costs and other one-timed costs(1)	1.04	0.12
Amortization of acquired intangibles(2)	0.55	0.16
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.08	—
Amortization of debt discount and issuance costs	0.33	0.23
Stock-based compensation	1.00	0.62
Loss on equity investee transactions	0.08	0.07
Estimated income tax effect of non-GAAP adjustments(4)	(0.68)	(0.51)
Non-GAAP net income per diluted share	$0.74	$0.49

Shares used in diluted per share calculations	9,451	7,977

(1) To exclude the effect of one-time charges of $9.8 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. These costs were incurred primarily as part of the acquisition of scil.

(2) To exclude the effect of amortization of acquired intangibles of $5.2 million in the year ended December 31, 2020, compared to $1.3 million in the year ended December 31, 2019. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization and depreciation related to the step-up of fixed assets of $0.7 million for the year ended December 31, 2020.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $4.0 million for the year ended December 31, 2020), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the tax benefit related to stock-based compensation of $0.2 million for the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019. Adjusted effective tax rates are approximately 25% for the year ended December 31, 2020 and 24% for the year ended December 31, 2019.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented 66.4% of our revenue for the twelve months ended December 31, 2020, and the International segment represented 33.6% of our revenue for the twelve months ended December 31, 2020.

The following sections and tables set forth, for the periods indicated, certain data derived from our Consolidated Statements of (Loss) Income (in thousands).

North America Segment

	Twelve Months Ended December 31,		Change
	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$72,910	$66,713	$6,197	9.3%
Instruments & Other	13,663	13,446	217	1.6%
Consumables	59,247	53,267	5,980	11.2%
Point of Care imaging	20,651	21,654	(1,003)	(4.6)%
PVD	19,810	10,966	8,844	80.6%
OVP	17,695	16,090	1,605	10.0%
Total North America revenue	$131,066	$115,423	$15,643	13.6%
North America Gross Profit	$60,903	$52,334	$8,569	16.4%
North America Gross Margin	46.5%	45.3%
North America Operating (Loss) Income	$(4,977)	$1,426	$(6,403)	(449.0)%
North America Operating (Loss) Income Margin	(3.8)%	1.2%

North America segment revenue increased 13.6% to $131.1 million for the twelve months ended December 31, 2020, compared to $115.4 million for the twelve months ended December 31, 2019. The $15.6 million increase was driven by a $8.4 million in Tri-Heart sales, an 11.2% increase in POC Lab Consumables, and a $1.6 million increase related to OVP. These increases were partially offset by a 4.6% decrease in sales from Point of Care Imaging, which was largely expected as a result of the government restrictions in place relating to COVID-19.

Gross profit was $60.9 million compared to $52.3 million for the twelve months ended December 31, 2020 and 2019, respectively. The increase in gross profit for both periods is primarily driven by increased revenue in the current year, specifically related to PVD and POC Lab Consumables. Gross margin was 46.5% for the twelve months ended December 31, 2020, compared to 45.3% in the twelve months ended December 31, 2019. The increase is due to increased revenue and margins for consumables, Tri-Heart and OVP, which had reduced production in the twelve months ended December 31, 2019.
North America operating loss increased $6.4 million to $5.0 million in the twelve months ended December 31, 2020 from income of $1.4 million for the twelve months ended December 31, 2019. While we experienced increased revenue and gross margin in 2020, the increase in operating loss is driven by one-time transaction related costs primarily relating to the acquisition of scil and increased stock-based and other compensation expenses in 2020.

International Segment

	Twelve Months Ended December 31,		Change
	2020	2019	Dollar Change	% Change
Point of Care laboratory:	$40,136	$419	$39,717	9,479.0%
Instruments & Other	7,782	96	7,686	8,006.3%
Consumables	32,354	323	32,031	9,916.7%
Point of Care imaging	22,537	3,998	18,539	463.7%
PVD	3,584	2,821	763	27.0%
Total International revenue	$66,257	$7,238	$59,019	815.4%
International Gross Profit	$20,387	$2,115	$18,272	863.9%
International Gross Margin	30.8%	29.2%
International Operating (Loss)	$(3,215)	$(1,099)	$(2,116)	(192.5)%
International Operating (Loss) Margin	(4.9)%	(15.2)%
International revenue was $66.3 million compared to $7.2 million for the twelve months ended December 31, 2020 and 2019, respectively. The increase is due to the acquisitions of CVM and scil, which contributed approximately $57.8 million of revenue in the twelve months ended December 31, 2020, that was not included in the comparable period.
Gross profit was $20.4 million compared to $2.1 million for the twelve months ended December 31, 2020 and 2019, respectively. Gross margin for the International segment was 30.8% for the year ended December 31, 2020, compared to 29.2% for the year ended December 31, 2019. The increase in gross profit and gross margin is driven by increased revenue from the acquisitions of CVM and scil, which contributed approximately $18.1 million of gross profit that was not included in the comparable period.
International operating loss increased $2.1 million for the year ended December 31, 2020, compared to the prior year. The increase in operating loss in is driven by increased depreciation and amortization and one-time transaction related costs in the current year; partially offset by increased International revenue and gross profit discussed above.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary source of liquidity is our available cash of $86.3 million, which includes net proceeds from the issuance of the Notes and cash generated from current operations. In January 2020, the Company transferred $14.6 million of consideration for the purchase of the CVM companies. Refer to Note 3 - Acquisitions and Related Party Items to the consolidated financial statements included in Item II. Part 8 of this Annual Report on Form 10-K. Additionally, we financed the acquisition of scil through a private placement of convertible preferred equity from which we raised $122 million, while we transferred approximately $110 million in purchase price, netting a remaining $11 million of liquidity. Refer to Note 12 - Capital Stock to the consolidated financial statements included in Item II. Part 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2020, we had a net loss after equity in losses of unconsolidated affiliates of $14.8 million and net cash used by operations of $0.7 million. At December 31, 2020, we had $86.3 million of cash and cash equivalents and working capital of $129.2 million. A discussion of significant changes from the periods ending December 31, 2019 compared to December 31, 2018 can be found in Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(656)	$3,296
Net cash used in investing activities	(126,597)	(1,923)
Net cash provided by financing activities	123,764	74,264
Effect of currency translation on cash	793	4
Increase (decrease) in cash and cash equivalents	(2,696)	75,641
Cash and cash equivalents, beginning of the period	89,030	13,389
Cash and cash equivalents, end of the period	$86,334	$89,030

Net cash used by operating activities was $0.7 million in 2020, compared to net cash provided by operating activities of $3.3 million in 2019, a decrease of approximately $4.0 million. The decrease in cash from operating activities is primarily due to the $13.0 million decrease in net income after equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019. Net cash also decreased due to significant working capital fluctuations such as a $9.4 million decrease in cash from accounts receivable driven primarily by increased sales, and a $6.3 million decrease in cash provided by inventories, due to the timing of purchases and sales. These decreases are partially offset by an increase cash from the aggregate of accounts payable and other liabilities of $8.4 million (driven by a settlement payment and related legal fees in 2019) and an increase in cash from other assets of $3.3 million. In addition, the net cash used by operating activities is offset by non-cash transactions, including a $6.5 million increase in depreciation and amortization driven by the acquisition of scil, a $4.5 million increase in stock-based compensation expense, and a $1.2 million increase related to amortization of the debt discount.

Net cash used in investing activities was $126.6 million in 2020, compared to net cash used in investing activities of $1.9 million in 2019, an increase of approximately $124.7 million. The increase in cash used for investing activities was driven by a $104.4 million investment for the scil acquisition, net of cash acquired, a $14.4 million payment of consideration for the December 2019 acquisition of CVM, and a $6.7 million convertible note receivable.

Net cash provided by financing activities was $123.8 million in 2020, compared to net cash provided by financing activities of $74.3 million in 2019, an increase of approximately $49.5 million. The change was driven primarily by the issuance of preferred stock resulting in $122.0 million in proceeds, primarily used for financing the acquisition of scil, while our Notes financing in 2019 generated net proceeds of $77.1 million, which is net of debt issuance and the repayment of a pre-existing credit facility, resulting in a financing change year over year of $44.9 million. Additionally, net proceeds from issuance of common stock yielded $4.4 million more in 2020 as compared to 2019.

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
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $789 thousand to a $793 thousand positive impact in 2020, compared to a $4 thousand positive impact in 2019. The net effect of foreign currency translation on cash changed $14 thousand to a $4 thousand positive impact in 2019 from a $10 thousand negative impact in 2018. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Canadian Dollar, Australian Dollar, and Malaysian Ringgit which are the functional currencies of our subsidiaries.
Material Cash Requirements
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

The following table presents certain future payments due by the Company as of December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Purchase obligations	$24,991	$10,053	$10,551	$4,387	$—
Operating lease obligations	6,355	2,158	3,783	282	132
Finance lease obligations	574	294	198	64	18
Other long term borrowings	554	—	222	222	110
Convertible senior notes (1)	86,250	—	—	—	86,250
Future interest obligations (2)	18,492	3,235	6,484	6,480	2,293
Total	$137,216	$15,740	$21,238	$11,435	$88,803
(1) Includes the principal amount of the convertible senior notes. Although the notes mature in 2026, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. For additional information, refer to Note 16 - Convertible Notes and Credit Facility to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Includes interest payments for both the convertible senior notes and other long term borrowings.
Net Operating Loss Carryforwards

As of December 31, 2020, we had a net operating loss carryforward (“NOL”) and domestic research and development tax credit carryforward. See Note 5 - Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our carryforwards.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. and foreign interest rates and changes in foreign currency exchange rates as measured against the U.S. Dollar. These exposures are directly related to our normal operating and funding activities.
Interest Rate Risk

In September 2019, we issued $86.25 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only. For additional information, refer to Note 16 - Convertible Notes and Credit Facility to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and to our consolidated financial statements included herein. We had no interest rate hedge transactions in place on December 31, 2020.
Foreign Currency Risk
Foreign currency risk may impact our results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. We had no foreign currency hedge transactions in place on December 31, 2020. We do not currently consider foreign currency risk to be material to our business.

Item 8.     Financial Statements and Supplementary Data
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heska Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of loss, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock-based compensation - assessment of probability related to stock-based compensation subject to performance based vesting requirements
As described further in Note 12 to the financial statements, the Company granted restricted stock awards and stock options. Certain of the restricted stock awards and stock options have performance based vesting periods, which vest based on when performance targets are met. Performance based awards are recognized as an expense based on the probability of achieving the underlying performance targets. We identified the probability assessment of achieving the performance targets as a critical audit matter.

The principal consideration for our determination that the probability of achieving the performance targets is a critical audit matter is that the probability is based on a subjective assessment of the Company’s prospective financial information. The probability assessment requires management to estimate the successful development and market acceptance of future product introductions, future sales targets, operating performance, and EBITDA. Changes in the subjective probability assessment can materially affect the amount and timing of the recognition of stock-based compensation expense and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the probability of achieving the performance targets included the following, among others.

–We tested the design and operating effectiveness of internal controls relating to management’s determination of stock-based compensation expense, including testing management’s review controls over the identification of the terms of the performance conditions and the key inputs used in determining the probability of achieving the performance targets.
–We evaluated the reasonableness of management’s prospective financial information by comparing management’s previous forecasts to actual results to assess management’s ability to accurately forecast actual results. We also evaluated the reasonableness of forecasted revenue by comparing sales growth to current market and industry trends; operating performance and EBITDA by comparing to current market and industry trends, historical information, and inquiring of individuals outside of the finance department; and future product introductions by evaluating the status of development, recent placement history, and inquiring of individuals outside of the finance department. We also evaluated the consistency of forecasts used in the probability assessment with other elements of the financial statements that use the forecast as an input.

Business combination of scil animal care company GmbH
As described further in Note 3 to the financial statements, the Company completed the acquisition of scil animal care company GmbH (“scil”) on April 1, 2020. The Company paid approximately $110.3 million in cash to acquire 100% of the capital stock of scil, which resulted in the identification and recognition of $44.5 million of other intangible assets. We identified the Company’s determination of the fair value of customer relationships and the trademarks and trade names not subject to amortization (“trade name”) intangible assets acquired as a critical audit matter.

The principal considerations for our determination that the Company’s valuation of the customer relationships and the trade name intangible assets acquired is a critical audit matter due to the high degree of management subjectivity in the related fair value estimates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as, expectations for company-specific performance. Significant assumptions (assumed revenue growth rates, discount rates, and operating margin) utilized to determine the fair value are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the business combination of scil included the following, among others.

–We tested the design and operating effectiveness of internal controls relating to management’s valuation of the customer relationships and trade name intangible assets, which includes management’s review of the preliminary valuation report for reasonableness of significant assumptions used in the fair value calculations.
–We evaluated the reasonableness of management’s forecasted revenue growth rate and operating margin by comparing to current market and industry trends, historical data, and strategic business plans. We performed a sensitivity analysis on the assumed revenue growth rate and operating margin assumptions. We utilized a valuation specialist to assist in evaluating the appropriateness of the Company’s selection of valuation methodology and evaluating the reasonableness of the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heska Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of scil animal care company GmbH, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 45% and 30% , respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in Management’s Report, scil animal care company GmbH was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of scil animal care company GmbH.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Heska Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2019, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted the Accounting Standards Codification (ASC) Topic 842, “Leases,” using the modified retrospective adoption method on January 1, 2019.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2006-2020.

Denver, Colorado

February 28, 2020, except for the effects of the change in segments described in Notes 2 and 18, as to which the date is February 26, 2021

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$86,334	$89,030
Accounts receivable, net of allowance for losses of $769 and $186, respectively	31,080	15,161
Inventories	40,037	26,601
Net investment in leases, current, net of allowance for losses of $192 and $105, respectively	4,794	3,856
Prepaid expenses	3,875	2,219
Other current assets	5,155	3,000
Total current assets	171,275	139,867

Property and equipment, net	35,542	15,469
Operating lease right-of-use assets	5,457	5,726
Goodwill	88,276	36,204
Other intangible assets, net	55,992	11,472
Deferred tax asset, net	5,694	6,429
Net investment in leases, non-current	15,789	14,307
Investments in unconsolidated affiliates	6,704	7,424
Related party convertible note receivable, net	6,671	—
Other non-current assets	8,439	7,526
Total assets	$399,839	$244,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,119	$6,600
Accrued liabilities	18,055	6,345
Accrued purchase consideration payable	—	14,579
Operating lease liabilities, current	2,087	1,745
Deferred revenue, current, and other	6,854	2,930
Total current liabilities	42,115	32,199

Convertible note, non-current, net	48,459	45,348
Deferred revenue, non-current	4,667	5,966
Other long-term borrowings	554	1,121
Operating lease liabilities, non-current	3,858	4,413
Deferred tax liability	11,856	691
Other liabilities	1,277	152
Total liabilities	112,786	89,890

Redeemable non-controlling interest and mezzanine equity	—	170

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 and 10,250,00 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 and 10,250,000 shares authorized, 9,475,845 and 7,881,928 shares issued and outstanding, respectively	95	79
Additional paid-in capital	423,650	290,216
Accumulated other comprehensive income	14,169	513
Accumulated deficit	(150,861)	(136,444)
Total stockholders' equity	287,053	154,364
Total liabilities, mezzanine equity and stockholders' equity	$399,839	$244,424
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue, net	$197,323	$122,661	$127,446
Cost of revenue	116,033	68,212	70,808
Gross profit	81,290	54,449	56,638

Operating expenses:
Selling and marketing	38,468	27,678	24,663
Research and development	8,772	8,240	3,334
General and administrative	42,242	18,204	24,847
Total operating expenses	89,482	54,122	52,844
Operating income (loss)	(8,192)	327	3,794
Interest and other expense (income), net	5,601	2,910	(13)
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	(13,793)	(2,583)	3,807
Income tax expense (benefit):
Current income tax expense	1,780	359	140
Deferred income tax benefit	(1,541)	(1,805)	(2,255)
Total income tax expense (benefit)	239	(1,446)	(2,115)

Net (loss) income before equity in losses of unconsolidated affiliates	(14,032)	(1,137)	5,922
Equity in losses of unconsolidated affiliates	(720)	(594)	(72)
Net (loss) income after equity in losses of unconsolidated affiliates	(14,752)	(1,731)	5,850
Net loss attributable to redeemable non-controlling interest	(353)	(266)	—
Net (loss) income attributable to Heska Corporation	$(14,399)	$(1,465)	$5,850

Basic (loss) earnings per share attributable to Heska Corporation	$(1.66)	$(0.20)	$0.81
Diluted (loss) earnings per share attributable to Heska Corporation	$(1.66)	$(0.20)	$0.74

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	8,653	7,446	7,220
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	8,653	7,446	7,856
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income after equity in losses of unconsolidated affiliates	$(14,752)	$(1,731)	$5,850
Other comprehensive (loss) income:
Minimum pension liability	(40)	73	70
Translation adjustments and gains (losses) from intra-entity transactions	13,696	163	(25)
Comprehensive (loss) income	(1,096)	(1,495)	5,895

Comprehensive loss attributable to redeemable non-controlling interest	(353)	(266)	—
Comprehensive (loss) income attributable to Heska Corporation	$(743)	$(1,229)	$5,895

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	—	$—	7,303	$73	$243,598	$232	$(143,463)	$100,440
Adoption of accounting standards	—	—	—	—	—	—	2,634	2,634
Balances, January 1, 2018, as adjusted	—	—	7,303	73	243,598	232	(140,829)	103,074
Net income attributable to Heska Corporation	—	—	—	—	—	—	5,850	5,850
Issuance of common stock, net of shares withheld for employee taxes	—	—	318	3	2,759	—	—	2,762
Issuance of common stock related to acquisition of assets from Cuattro, LLC	—	—	55	1	5,450	—	—	5,451
Stock-based compensation	—	—	—	—	5,227	—	—	5,227
Other comprehensive income	—	—	—	—	—	45	—	45
Balances, December 31, 2018	—	—	7,676	77	257,034	277	(134,979)	122,409
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,465)	(1,465)
Issuance of common stock, net of shares withheld for employee taxes	—	—	206	2	(1,620)	—	—	(1,618)
Stock-based compensation	—	—	—	—	4,968	—	—	4,968
Convertible notes, equity	—	—	—	—	29,834	—	—	29,834
Other comprehensive income	—	—	—	—	—	236	—	236
Balances, December 31, 2019	—	—	7,882	79	290,216	513	(136,444)	154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(14,399)	(14,399)
Issuance of common stock, net of shares withheld for employee taxes	—	—	85	1	2,795	—	—	2,796
Issuance of preferred stock	122	1	—	—	121,785	—	—	121,786
Conversion to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	9,490	—	—	9,490
Purchase of minority interest	—	—	—	—	(622)	—	—	(622)
Other comprehensive income	—	—	—	—	—	13,656	—	13,656
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income after equity in losses from unconsolidated affiliates	$(14,752)	$(1,731)	$5,850
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	11,385	4,916	4,595
Non-cash impact of operating leases	1,985	1,565	—
Deferred income tax benefit	(1,541)	(1,805)	(2,255)
Stock-based compensation	9,490	4,968	5,227
Equity in losses of unconsolidated affiliates	720	594	72
Accretion of discounts and issuance costs	3,090	1,842	—
Provision for credit losses	614	113	104
Other (gains) losses	(91)	560	8
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	(5,755)	3,683	(1,180)
Inventories	(5,409)	918	6,046
Other assets	(271)	(3,580)	(4,590)
Accounts payable	(280)	(1,686)	(2,020)
Due to related parties	—	(226)	(1,477)
Other liabilities	159	(6,835)	2,907
Net cash (used in) provided by operating activities	(656)	3,296	13,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	—	(622)	—
Acquisition of CVM	(14,420)	927	—
Convertible note receivable issuance	(6,650)	—	—
Purchase of minority interest	(450)	—	—
Acquisition of scil, net of cash acquired	(104,401)	—	—
Acquisition of intangible asset	—	—	(2,750)
Investments in unconsolidated affiliates	—	—	(8,091)
Real estate asset acquisition	—	(1,184)	—
Purchases of property and equipment	(686)	(1,044)	(1,358)
Proceeds from disposition of property and equipment	10	—	25
Net cash used in investing activities	(126,597)	(1,923)	(12,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,273	1,829	4,034
Repurchase of common stock	(1,477)	(3,447)	(1,271)
Payment of preferred stock issuance costs	(214)	—	—
Preferred Stock Proceeds	122,000	—	—
Distributions to non-controlling interest members	—	—	(126)
Convertible debt proceeds	—	86,250	—
Payments of related party debts	(1,140)	—	—
Borrowing on line of credit	—	6,750	3,000
Repayments of line of credit borrowings	—	(12,750)	(3,000)
Borrowings of other debts	613	—	—
Repayments of other debt	(291)	(1,191)	(10)
Payment of debt issuance costs	—	(3,177)	—
Net cash provided by financing activities	123,764	74,264	2,627
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	793	4	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,696)	75,641	3,730
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	89,030	13,389	9,659
CASH AND CASH EQUIVALENTS, END OF YEAR	$86,334	$89,030	$13,389

NON-CASH TRANSACTIONS:
Transfers of equipment between inventory and property and equipment, net	$4,437	$827	$1,449
Non-cash conversion of preferred stock to common stock	$122,000	$—	$—
Consideration payable for CVM Acquisition (See Note 3)	$—	$14,420	$—
Common stock issued as partial consideration of Cuattro acquisition transactions (See Note 3)	$—	$—	$5,450
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell veterinary and animal health diagnostic and specialty products. Our offerings include Point of Care diagnostic laboratory instruments and supplies; digital imaging diagnostic products, software and services; digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Basis of Presentation and Consolidation
In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2020 and 2019, as well as the results of our operations, statements of stockholders' equity and cash flows for the twelve months ended December 31, 2020, 2019 and 2018.
The audited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Our audited Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to non-controlling interest" on our Consolidated Statements of (Loss) Income. Our audited Consolidated Financial Statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lowers demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. The extent to which the continuation, or a possible second-wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic impact that has occurred or may occur in the future.
Reclassification
To maintain consistency and comparability, certain amounts in the financial statements have been reclassified to conform to current year presentation.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for doubtful accounts and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives and standalone selling prices of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the fair value of our embedded derivative; and determining the fair value of the liability component associated with the issuance of convertible debt. Our actual results may differ from these estimates and there may be changes to those estimates in future periods.
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

Covetrus represented 9% and 19% of our consolidated accounts receivable at December 31, 2020 and 2019, respectively. No other customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2020 or 2019.
We have established an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded net of an allowance for credit losses. From time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers' credit worthiness and establish allowances for estimated credit losses related to our accounts receivable, net investment in leases, contract assets, and promissory notes. Our allowances are established based on factors surrounding the credit risk of specific customers, historical experience including collections and write-off history, and current economic conditions. Account balances are considered past due if payments have not been received within agreed upon invoice and/or contract terms and the Company may employ collection agencies and legal counsel to pursue recovery of defaulted amounts. Account balances are written off against the allowance after all collection efforts have been exhausted and it is probable the receivable will not be recovered. The Company also performs a qualitative assessment, on a quarterly basis, to monitor economic factors and other uncertainties that may require additional adjustments for the expected credit loss allowance. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. In 2020, the Company adopted Accounting

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). See "Adoption of New Accounting Standards" below for impacts of adoption.
Changes in the allowance for credit losses are summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balances at beginning of period	$186	$245	$215
Additions from acquisition	90	—	—
Additions - charged to expense	614	113	104
Deductions - write offs, net of recoveries	(121)	(172)	(74)
Balances at end of period	$769	$186	$245
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months. We valued our foreign cash accounts at the spot market foreign exchange rate as of each balance sheet date, with changes due to foreign exchange fluctuations recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. The majority of our cash and cash equivalents are held in accounts not insured by governmental entities. The foreign cash balances are summarized as follows (denominated in foreign currency, in thousands):

	As of December 31,
	2020	2019
European Union Euros	8,520	1,773
Swiss Francs	138	124
Canadian Dollars	2,993	88
Australian Dollars	159	54
Malaysian Ringgit	364	—
Fair Value of Financial Instruments
In accordance with ASC 820, Fair Value Measurements (“ASC 820”), the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, a long-term note receivable with an embedded derivative asset, and its 3.75% Convertible Senior Notes due 2026 (the "Notes"). The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments.
The estimated fair value of the Notes disclosed at each reporting period is evaluated through Level 2 inputs with consideration of quoted market prices in less active markets. For additional information regarding the Company's accounting treatment for the issuance of the Notes, including the fair value measurement of the liability component, refer to Note 16. Convertible Notes.
The Company determined the redemption features of its convertible note receivable represents an embedded derivative. The estimated fair value of the embedded derivative asset is evaluated through Level 3 inputs. The carrying amount of the derivative is recorded at fair value at issuance and will be remeasured each reporting period, with the mark-to-market adjustments to be included in other expense (income). For additional information regarding the Company's accounting treatment for the convertible note receivable, including the fair value measurement of the embedded derivative, refer to Note 17. Convertible Note Receivable.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved and the resulting gain or loss, if any, is recognized in the Consolidated Statements of (Loss) Income. We provide for depreciation primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building	10 to 43 years
Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Leasehold and building improvements	5 to 15 years

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, which range from three to seven years. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training.
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Inventory we manufacture includes the cost of material, labor and overhead. We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life, or product functionality.

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

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more-likely-than-not that the estimated fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the comparison of the estimated fair value of the reporting unit to the carrying value. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more-likely-than-not that the estimated fair value of a reporting is less than its carrying amount, we would then estimate the fair value of the reporting unit and compare it to the carrying value. If the carrying value exceeds the estimated fair value we would recognize an impairment for the difference; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to quantitative analysis. Doing so does not preclude us from performing the qualitative assessment in any subsequent period. Following the acquisition of scil in April 2020, we restructured our operating segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. As further discussed in Note 18, our new reporting segments are North America and International. As a result of the change in operating segments, we also revised our reporting units to aggregate our legal entities based on similarities in economic characteristics. Our new reporting units consist of the following: (1) Heska Corporation and Heska Canada, (2) Diamond Animal Health, (3) scil animal care company GmbH, Optomed, CVM, and Heska Australia, and (4) Heska AG.
As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company performed a qualitative assessment during the first quarter of 2020. Based on the interim assessment performed, we concluded that there was no triggering event and additionally, no indications of impairment existed. We performed qualitative assessments in the fourth quarters of 2020, 2019, and 2018 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2020, 2019, and 2018.
Revenue Recognition

We generate revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the consumables needed to conduct testing. Subscription placement is the majority of our Point of Care laboratory transactions while outright sales to customers are the majority of both Point of Care imaging diagnostic transactions and the sale of pharmaceuticals and vaccines.

For outright sales of products, revenue is recognized when control of the promised product or service is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). Taxes assessed by governmental authorities and collected from the customer are excluded from our revenue recognition. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For instruments, consumables and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership and where acceptance is not a formality, the customer must have accepted the product or service. Heska’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily transfer control and record revenue for product sales upon shipment. If a performance obligation to the customer with respect to a sales transaction remains unfulfilled following shipment (typically owed installation), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. For extended warranty and service plans, control transfers to the customer over the term of the arrangement and as such the revenue is recognized ratably based upon the period of time elapsed under the arrangement.

Our revenue under subscription agreements relates to operating-type lease ("OTL") arrangements or sales-type lease ("STL") arrangements. Determination of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated useful life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. A STL would result in earlier recognition of instrument revenue as compared to an OTL, which is generally upon installation of the instruments. Instrument lease revenue for our OTL subscription agreements is recognized on a straight-line basis over the life of the lease and is included with the predominant non-lease components in consumables revenue. For instrument only OTL agreements, operating lease income is

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized on a straight-line basis over the term of the lease. The cash collected under both arrangements is over the term of the contract. The OTLs and STLs are not cancellable until after an initial term. See below for additional information on our lease accounting policies.
For contracts with both lease and non-lease components, the Company allocates the contracts' transaction price for each component on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. When available, the method used to estimate the standalone selling price is the price observed in standalone sales to customers. When prices in standalone sales are not available, we use a cost-plus margin approach. Changes in these values can impact the amount of consideration allocated to each component of the contract. Allocation of the transaction price is determined at the contracts' inception. The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less.

To the extent the transaction price includes variable consideration, such as future payments based on consumable usage over time, we apply judgment to determine if the variable consideration should be constrained. As the variable consideration is highly susceptible to factors outside of the Company’s influence, and the potential values contain a broad range of possible outcomes given all potential amounts of consumption that could occur, it is likely that a significant revenue reversal would occur should the variable consideration be estimated at an amount greater than the minimum stated amount until such a time as the uncertainty is resolved. For our subscription agreements with variable consideration based on consumable usage over time, the variable consideration is allocated to the non-lease components upon resolution of the uncertainty and is included in consumables revenue.

We generate OVP revenue through contract manufacturing agreements with customers. Revenue from these customer contracts is generally recognized upon shipment or acceptance by our customer, under the same guidelines noted above for other outright product sales. Heska assessed the over-time criteria within ASC 606 and concluded that while products within this segment have no alternative use to Heska, as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date. Therefore, point in time revenue recognition has been determined to be appropriate.
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

Leases

The Company acts as a lessee and a lessor. As a lessee, the Company leases buildings, office equipment, and vehicles. As a lessor, the Company enters into sales-type and operating leases as part of its subscription agreements.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a lessor, our subscription agreements relate to both OTL arrangements and STL arrangements. For a STL, instrument revenue is generally recorded upon installation of the instruments and the cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of (Loss) Income. There is no residual value taken into consideration as it does not meet our capitalization requirements. For our OTL agreements that include both lease and non-lease components, revenue is recognized on a straight-line basis over the term of the lease and is included with the predominant non-lease components in consumables revenue. For instrument only OTL agreements, operating lease income is recognized on a straight-line basis over the term of the lease. For an OTL, the costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of (Loss) Income.

For leases that commenced before the January 1, 2019 effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less from the recognized ROU assets and lease liabilities.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable requisite service period of the award generally using the straight-line method.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $0.4 million for the year ended December 31, 2020, $0.3 million for the year ended December 31, 2019, and $0.2 million for the year ended December 31, 2018.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Foreign Currency Translation

The functional currency of certain foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts and cash flows are translated using an average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the Consolidated Balance Sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies (i.e., transaction gains and losses) are recognized as a component of other income (expense) in current operations, as are exchange gains and losses on intercompany transactions expected to be settled in the near term. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Correction of an Immaterial Error
During the fourth fiscal quarter of 2020, the Company recorded an out-of-period adjustment that impacted the Consolidated Balance Sheets, Consolidated Statements of (Loss) Income and Consolidated Statements of Comprehensive (Loss) Income. The adjustment related to an error in the calculation of non-cash interest expense relating to the Company's Notes. This error resulted in an overstatement of non-cash interest expense of $0.7 million in 2019, $0.6 million in each of the first and second fiscal quarters of 2020 and $0.5 million in the third fiscal quarter of 2020. The error also resulted in an overstatement of Convertible Notes, net, and Deferred Tax Liability of $0.7 million and $0.2 million, respectively as of December 31, 2019; $1.4 million and $0.3 million, respectively, as of March 31, 2020; $2.0 million and $0.4 million, respectively, as of June 30, 2020; and $2.5 million and $0.6 million, respectively, as of September 30, 2020. The Company assessed the materiality of these errors on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108. The Company concluded that the errors were not material to any of the previously issued consolidated financial statements and the impact of correcting these errors in the year ended December 31, 2020 is not material to the consolidated financial statements.
The impact of this adjustment resulted in a fourth quarter period decrease in interest expense of $2.5 million and a decrease in income tax benefit of $0.6 million. The Company also recorded a decrease in Convertible Notes, net, of $2.5 million, and a reduction in Deferred Tax Liability of $0.6 million as of December 31, 2020.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740, and also clarifies and amends existing guidance to improve consistent application. This guidance will be effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We evaluated the impact of the standard on our consolidated financial statements and do not expect the standard to have a material impact on our consolidated financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This guidance will be effective for fiscal years beginning after December 15, 2020. We evaluated the impact of the standard on our consolidated financial statements and do not expect the standard to have a material impact on our consolidated financial statements and disclosures.

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

The Company has elected to early adopt ASU 2020-06 as of January 1, 2021. The Notes are a convertible instrument with a cash-conversion feature that is accounted for within the scope of ASC 470-20 and will be impacted by adopting ASU 2020-06. The Company has elected to apply the modified retrospective method wherein the Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings (January 1, 2021). Further, the Company will not restate EPS in the prior periods. The Company calculated the cumulative-effect adjustment as of January 1, 2021 by comparing (i) the historical amortization schedule for the Notes through December 31, 2020 and (ii) an updated amortization schedule wherein the conversion feature within the Notes would not be separated as an equity component and subsequently recognized as non-cash interest expense under ASC 835-30. As a result of ASU 2020-06, while cash interest expense is not impacted, non-cash interest accretion is limited to the amortization of debt issuance costs under ASC 835-30. Therefore, the Company prepared its transition journal entries by (i) reversing the conversion feature amount recorded in APIC and (ii) reversing the difference in non-cash interest expense via retained earnings. The expected impact on retained earnings is $4.3 million.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. This guidance will be effective for annual periods beginning after December 15, 2020, for public entities. The Company will adopt as of the reporting period beginning January 1, 2021. We evaluated the impact of the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

standard on our consolidated financial statements and do not expect the standard to have a material impact on our consolidated financial statements and disclosures.
2.     REVENUE

We separate our goods and services among two reportable segments, North America and International. The two segments consist of revenue originating from:

•North America: including the United States, Canada and Mexico
•International: all geographies outside North America, currently consisting primarily of Australia, France, Germany, Italy, Malaysia, Spain and Switzerland

Refer to Note 18 for further detail regarding the change in reportable segments which required recast of prior period presentation.
The following table summarizes our segment revenue (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America Revenue:
POC Lab Instruments & Other	$8,433	$6,556	$6,375
POC Sales-type leases	5,230	6,890	5,888
POC Lab Consumables	59,247	53,267	45,111
POC Imaging	20,651	21,655	22,832
PVD	19,810	10,965	25,663
OVP	17,695	16,090	18,522
Total North America Revenue	$131,066	$115,423	$124,391
International Revenue:
POC Lab Instruments & Other	$6,383	$96	$—
POC Sales-type leases	387	—	—
POC Operating Leases	1,012	—	—
POC Lab Consumables	32,354	323	—
POC Imaging	22,537	3,998	—
PVD	3,584	2,821	3,055
Total International Revenue	$66,257	$7,238	$3,055
Total Revenue	$197,323	$122,661	$127,446

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $144.6 million. As of December 31, 2020, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2021	$32,976
2022	30,089
2023	26,992
2024	22,668
2025	16,713
Thereafter	15,129
$144,567

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2019 were $1.1 million and $3.7 million for current and non-current assets, respectively, shown net of related unearned interest.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2020 and 2019, contract liabilities were $8.9 million and $8.7 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2020 is approximately $4.2 million of revenue recognized during the period, offset by approximately $3.8 million of additional deferred sales in 2020 and the acquisition of scil contract liabilities of $0.6 million. The decrease in the contract liability balance during the year ended December 31, 2019 is $3.1 million of revenue recognized during the period, offset by $2.2 million of additional deferred sales. Contract liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis.

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of December 31, 2020 and December 31, 2019 was $3.0 million and $2.7 million, respectively. Amortization expense for the year ended December 31, 2020 was approximately $1.0 million, offset by approximately $1.2 million of additional contract cost capitalization and $0.1 million of the acquisition of scil contract costs. Amortization expense for the year ended December 31, 2019 was approximately $0.9 million, offset by approximately $1.1 million of additional contract costs capitalized. Contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITION AND RELATED PARTY ITEMS
scil Acquisition
On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH (“scil”) from Covetrus, Inc. The Company purchased 100% of the capital stock of scil for an aggregate purchase price of $110.3 million in cash. The acquisition represents a key milestone in the Company's long-term strategic plan, creating a global veterinary diagnostics company with leadership positions in key geographic markets. The purchase price exceeded the identifiable net assets, resulting in goodwill of $46.0 million, primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the experienced workforce acquired. Of the goodwill acquired, $37.3 million is allocated to our International segment and $8.7 million is allocated to our North America segment. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation ("CFC") tested income, which may result in a decrease to the Company's future U.S. federal tax liability.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The information below represents the preliminary purchase price allocation of scil (in thousands):

April 1, 2020
Total purchase consideration	$110,290

Cash and cash equivalents	5,889
Accounts receivable	10,707
Inventories	11,278
Net investment in leases, current	311
Prepaid expenses	1,692
Other current assets	1,338
Property and equipment, net	19,320
Operating lease right-of-use assets	877
Other intangible assets, net	44,517
Net investment in leases, non-current	1,027
Investments in unconsolidated affiliates	55
Other non-current assets	291
Total assets acquired	97,302
Accounts payable	8,221
Accrued liabilities	7,067
Operating lease liabilities, current	356
Deferred revenue, current, and other	3,220
Deferred revenue, non-current	94
Operating lease liabilities, non-current	529
Deferred tax liability	13,249
Other liabilities	276
Net assets acquired	64,290
Goodwill	46,000
Total fair value of consideration transferred	$110,290

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information currently available, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding change in the amount of goodwill from the acquisition. During the fourth quarter, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a net increase of $0.2 million in goodwill, primarily due to changes in estimated taxes and an increase in accrued liabilities assumed.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Per the tax indemnification included in the purchase agreement of scil animal care company GmbH, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of December 31, 2020, approximately $0.8 million of the indemnification agreement remains outstanding.
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

scil generated net revenue of $61.3 million and a net loss of $1.1 million for the period from April 1, 2020 to December 31, 2020.

The Company incurred acquisition related costs of approximately $6.3 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, which are included within general and administrative expenses on our Consolidated Statements of (Loss) Income.

Unaudited Pro Forma Financial Information

The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenue, net	$215,874	$201,700
Net (loss) income before equity in losses of unconsolidated affiliates	$(14,848)	$(2,159)
Net (loss) income attributable to Heska Corporation	$(15,215)	$(2,487)

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

CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operates in Spain. The terms of the agreement transferred control of CVM upon signing, and the transfer of the purchase price of approximately $14.4 million and shares occurred in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $9.0 million was allocated to goodwill within the International segment based on the purchase price allocation, all of which is tax deductible for purposes of calculating CFC tested income.
The fair values allocated to CVM's assets and liabilities as of the acquisition date, as well as the purchase price, are reflected in the table below (in thousands):

Purchase Price	December 5, 2019
Consideration paid to former owners	$14,420

Cash and cash equivalents	1,226
Accounts receivable	583
Inventories	1,621
Other current assets	1,186
Property and equipment	345
Other intangible assets	2,608
Other non-current assets	460
Total assets acquired	8,029
Accounts payable	(94)
Accrued liabilities	(471)
Current portion of deferred revenue, and other	(54)
Deferred tax liability	(683)
Other long-term borrowings	(1,109)
Other liabilities	(157)
Net assets acqiured	5,461
Goodwill	8,959
Total fair value of consideration transferred	$14,420

During the year ended December 31, 2020, the Company made certain valuation adjustments to provisional amounts previously recognized. These measurement period adjustments resulted in a net $110 thousand increase of goodwill, primarily due to fair value adjustments resulting in a decrease in net identifiable assets acquired. The Company finalized the accounting for the CVM acquisition in the fourth quarter of 2020.
Intangible assets acquired, amortization method and estimated useful life as of December 5, 2019, were as follows (dollars in thousands):

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
The Company incurred acquisition related costs of approximately $0.6 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, which are included within general and administrative expenses on our Consolidated Statements of (Loss) Income.
Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenue, net	$130,434	$135,344
Net (loss) income before equity in losses of unconsolidated affiliates	$(460)	$6,042
Net (loss) income attributable to Heska Corporation	$(788)	$5,970

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
Optomed
On February 22, 2019, Heska acquired 70% of the equity of Optomed, a French-based endoscopy company, in exchange for approximately $0.2 million in cash and the assumption of approximately $0.4 million in debt. On October 5, 2020, the Company acquired the remaining 30% minority interest in Optomed for a purchase price of $0.5 million, allowing the Company to assume full control of the business operations.
Purchase Agreement for Certain Assets
Cuattro, LLC ("Cuattro") is owned by Kevin S. Wilson, the CEO and President of the Company. On December 21, 2018, the Company closed a transaction (the "Asset Acquisition") to acquire certain assets from Cuattro, all related to the North America segment. Pursuant to the Asset Acquisition, dated November 26, 2018, the Company issued 54,763 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), to Cuattro on the Closing Date, at an aggregate value equal to approximately $5.4 million based on the adjusted closing price per share of the Common Stock as reported on the Nasdaq Stock Market on the Asset Acquisition agreement date. These shares were issued to Cuattro in a private placement in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder. In addition to the Common Stock, the Company paid cash in the amount of $2.8 million to Cuattro as part of the transaction. The total purchase price was determined based on a valuation report from an independent third party. Part of the Asset Acquisition was an agreement to terminate the supply and license agreement that Heska had been operating under since the acquisition of Cuattro Veterinary USA, LLC.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition. Accordingly, the $8.2 million purchase price of the purchased assets was allocated entirely to an identifiable intangible asset amortizing on a straight-line basis over a 10-year useful life.
Related Party Activities
Cuattro charged the Company $0, $6 thousand and $4.6 million during 2020, 2019 and 2018, respectively, primarily related to digital imaging products, pursuant to an underlying supply contract that contained minimum purchase obligations, software and services as well as other operating expenses. Pursuant to the Asset Acquisition, Cuattro was obligated, without further compensation, to assist the Company with the implementation of a third-party image hosting platform and necessary data migration. The implementation and migration were completed, and as of December 31, 2020 there will be no further related party activities with Cuattro.

CVM management conducts related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), which is owned by CVM's management. During the year ended December 31, 2020, the Company fully paid the balance of a loan due to CVM Practice of approximately $1.1 million, which is included in "Payments of related party debt" on the Consolidated Statements of Cash Flows. CVM also leases two warehouses from CVM Practice. CVM Practice charged CVM $31 thousand and $0 during the year ended December 31, 2020 and 2019, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $0.2 million and $0 as of December 31, 2020 and 2019, respectively. The change from December 31, 2019 to December 31, 2020 is due to a reorganization regarding CVM management and the control that they exercise subsequent to the scil acquisition.
4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	December 31, 2020	December 31, 2019
Equity method investment	$3,686	$4,406
Non-marketable equity security investment	3,018	3,018
Investment in Unconsolidated Affiliates	$6,704	$7,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of December 31, 2020, our ownership interest in the business was 29.1%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Consolidated Statements of (Loss) Income.
Non-Marketable Equity Security Investment

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On August 8, 2018, the Company invested approximately $3.0 million, including costs, in exchange for preferred stock. The Company's investment is a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.
As part of the agreement, the Company entered into a Supply and License Agreement, which provides that the investee produce and commercialize products that will enhance the Company's diagnostic portfolio. As part of this agreement, the Company made upfront payment of $1.0 million related to a worldwide exclusive license agreement over a 20-year period, recorded in both short and long-term other assets. In addition, the agreement provides for an additional contingent payment of $10.0 million, relating to the successful achievement of sales milestones. This potential future milestone payment has not yet been accrued as it is not deemed by the Company to be probable at this time.
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
Our investments are evaluated for impairment if a triggering event occurs. The Company evaluated both its equity method investment and non-marketable equity security investment for losses other than temporary as of December 31, 2020, and determined that no indications of an impairment existed.

5.    INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(9,441)	$(1,872)	$3,602
Foreign	(4,352)	(711)	205
	$(13,793)	$(2,583)	$3,807

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Inventory	$2,993	$2,005
Accrued compensation	295	122
Stock options	2,322	1,858
Research and development tax credit	1,308	990
Research and development expense	2,571	1,417
Deferred revenue	1,441	2,052
Property and equipment	298	3,469
Net operating loss carryforwards	8,757	11,676
Foreign tax credit carryforward	64	64
Sales-type leases	1,324	(1,968)
Convertible debt equity component	(8,691)	(9,421)
Foreign intangible	(11,311)	(691)
Other	(1,124)	(179)
	247	11,394
Valuation allowance	(6,409)	(5,656)
Total net deferred tax assets (liabilities)	$(6,162)	$5,738

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax expense:
Federal	$(24)	$—	$(115)
State	339	189	192
Foreign	1,465	170	63
Total current expense	$1,780	$359	$140
Deferred income tax (benefit) expense:
Federal	$369	$(1,610)	$(1,877)
State	289	(307)	(378)
Foreign	(2,199)	112	—
Total deferred (benefit) expense	(1,541)	(1,805)	(2,255)
Total income tax expense (benefit)	$239	$(1,446)	$(2,115)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax (benefit) expense relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21%	21%	21%
State income taxes, net of federal benefit	(4)%	9%	(8)%
Non-controlling interest in Optomed	1%	(2)%	—%
Foreign income inclusion	(12)%	—%	—%
Non-temporary stock option benefit	6%	48%	(50)%
Meals and entertainment permanent difference	—%	(2)%	1%
GILTI permanent difference	—%	2%	1%
Other permanent differences	1%	(1)%	1%
Foreign tax rate differences	2%	6%	—%
Change in tax rate	1%	(6)%	—%
Change in valuation allowance	(4)%	(17)%	—%
Other deferred differences	(2)%	(9)%	(21)%
Transaction costs	(6)%	(6)%	—%
Executive compensation limit	(6)%	(7)%	—%
Research & development credit	2%	20%	—%
Equity Investment	(4)%	—%	—%
Change in uncertain tax benefits	3%	—%	—%
Other	(1)%	—%	(1)%
Effective income tax rate	(2)%	56%	(56)%

In 2020, we had total income tax expense of $0.2 million, including $0.6 million in domestic deferred income tax expense and $2.2 million in foreign deferred income tax benefit, and $1.8 million in current income tax expense. In 2019, we had total income tax benefit of $1.4 million, including approximately $1.9 million in domestic deferred income tax benefit and $0.1 million of foreign deferred income tax expense, a non-cash benefit, and approximately $0.4 million in current income tax expense. In 2018, we had total income tax benefit of $2.1 million, including $2.3 million in domestic deferred income tax benefit, a non-cash benefit, and $0.1 million in current income tax expense. Income tax expense increased in 2020 from 2019 due to foreign income inclusion, executive compensation limitations and acquisition related costs. Income tax benefit decreased in 2019 from 2018 due to executive compensation limitations and lower excess tax benefits related to stock-based compensation deductions.

Cash paid for income taxes for the years ended December 31, 2020, 2019 and 2018 was $993 thousand, $128 thousand and $36 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Although the U.S. and many states generally have statutes of limitations ranging from 3 to 5 years, those statutes could be extended due to the Company’s net operating loss and tax credit carryforward positions in several of the Company's tax jurisdictions. In the U.S., the tax years 2017 - 2019 remain open to examination by the Internal Revenue Service.

As of December 31, 2020, the Company had net operating loss carryforwards ("NOL") of approximately $35.0 million, a foreign tax credit of $64 thousand and a domestic research and development tax credit carryforward of approximately $1.3 million. Our federal NOL is expected to expire as follows if unused: $22 million in 2021 through 2022, $5.4 million in 2024 through 2025 and $0.5 million in 2027 and later. Our foreign NOL of $7.1 million does not have an expiration date.

The Company considered multiple factors in assessing the need for an increase in the partial valuation allowance against the Company’s deferred tax assets as of December 31, 2020. Significant factors such as employee stock compensation expenses from achievement of Company performance metrics, executive compensation limitations and required capitalization of research and development expenses beginning in 2022 have negatively impacted our future taxable income projections. These future projections indicate a larger portion of the Company’s deferred tax assets will likely expire unrealized. As a result, the Company recorded an additional $0.8 million tax effected increase to the current partial valuation allowance against the Company's worldwide net operating losses and tax credits for the year ended December 31, 2020. As of December 31, 2020, the Company had a deferred tax asset of approximately $10.1 million from net operating losses and tax credits and a net partial valuation allowance of approximately $6.4 million recorded against these deferred tax assets. The Company will continue to closely monitor the need for an additional valuation allowance against its deferred tax assets in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.

ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely or being realized upon ultimate audit settlement. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examination may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to certain matters.

The following provides a reconciliation of unrecognized tax benefits which are included in Other liabilities within the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$—	$—
Acquired additions based on prior year tax positions	(1,072)	—
Reductions from lapse in statutes of limitations	358	—
Currency Translation Adjustment	$(94)	—
Balance at the end of period	$(808)	$—

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of unrecognized tax benefits, which are included in other liabilities within the combined balance sheets as of December 31, 2020 was approximately $0.8 million, which may impact the effective tax rate if recognized. These unrecognized tax benefits were recognized as part of the acquisition of scil animal care company GmbH. Per the tax indemnification included in the purchase agreement, the seller has indemnified the Company for these other liabilities, which would reduce the economic impact to the Company if these positions were settled with tax authorities. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on the combined financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. Interest and penalties accrued as of December 31, 2020 are $19.0 thousand.

As of December 31, 2020, the Company had accumulated undistributed earnings generated by foreign subsidiaries of approximately $2.9 million, which would be subject to U.S. taxes and foreign withholding taxes of approximately $145 thousand if repatriated. The Company had previously considered these earnings as a possible cash source through repatriation to the U.S. As of December 31, 2020, the Company has changed its assertion on these earnings and now considers them to be indefinitely reinvested and expects the future U.S. cash generation to be sufficient to meet future U.S. cash needs. If the Company decides to repatriate these foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings would no longer be indefinitely invested outside the United States.

6.     LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$5,457	$5,726
Finance	Property and equipment, net	1,907	81
Total Leased Assets		$7,364	$5,807

Liabilities
Operating	Operating lease liabilities, current	$2,087	$1,745
	Operating lease liabilities, non-current	3,858	4,413
Finance	Deferred revenue, current, and other	295	47
	Other liabilities	261	37
Total Lease Liabilities		$6,501	$6,242

For the twelve months ended December 31, 2020, operating lease expense was approximately $2.8 million, including immaterial variable lease costs. For the twelve months ended December 31, 2019, operating lease expense was approximately $2.4 million, including immaterial variable lease costs. The Company had building and other rent expense of $1.9 million for the twelve months ended December 31, 2018 under ASC 840, Leases.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 31, 2020 and 2019, finance lease amortization expense was $0.3 million and $44 thousand, respectively. For the years ended December 31, 2020 and 2019, finance lease interest expense was $10 thousand and $3 thousand, respectively. The Company's finance leases were not material as of December 31, 2018 and for the twelve month period then ended.

Supplemental cash flow information related to the Company's operating and finance leases for the years ended December 31, 2020 and 2019, respectively, was as follows (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - operating leases	$2,213	$1,800
Operating cash outflows - finance leases	$10	$3
Financing cash outflows - finance leases	$250	$36
ROU assets obtained in exchange for new lease obligations:
Operating leases	$788	$604
Finance leases	$159	$11

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's leases:

	December 31,
	2020	2019
Weighted average remaining lease term:
Operating	3.1 years	3.8 years
Finance	2.9 years	2.0 years
Weighted average discount rate:
Operating	4.2%	4.4%
Finance	2.1%	4.0%

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturity of the Company's lease liabilities as of December 31, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$2,158	$294
2022	1,834	139
2023	1,949	59
2024	144	38
2025	138	26
Thereafter	132	18
Total lease payments	6,355	574
Less: imputed interest	410	18
Total lease liabilities	$5,945	$556

Lessor Accounting
The Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's lease receivables as of December 31, 2020 (in thousands):

Year Ending December 31,	Sales-Type Leases
2021	$4,834
2022	4,872
2023	4,220
2024	3,291
2025	2,033
Thereafter	1,424
Total undiscounted future maturities	20,674
Less: interest	91
Total lease receivables	$20,583

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Sales-type lease revenue	$5,617	$6,890
Sales-type lease cost of revenue	3,951	5,099
Profit recognized at commencement for sales-type leases	$1,666	$1,791

Operating lease income	$1,012	$—

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Years ended December 31,
	2020	2019	2018
Net (loss) income attributable to Heska Corporation	$(14,399)	$(1,465)	$5,850

Basic weighted-average common shares outstanding	8,653	7,446	7,220
Assumed exercise of dilutive stock options and restricted shares	—	—	636
Diluted weighted-average common shares outstanding	8,653	7,446	7,856

Basic (loss) earnings per share attributable to Heska Corporation	$(1.66)	$(0.20)	$0.81
Diluted (loss) earnings per share attributable to Heska Corporation	$(1.66)	$(0.20)	$0.74
The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Years ended December 31,
	2020	2019	2018
Convertible preferred stock	458	—	—
Convertible senior notes	118	—	—
Stock options and restricted shares	328	300	111
	904	300	111

As more fully described in Note 16, our Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of our common stock. The Company intends to settle the principal value of the Notes in cash and issue shares of our common stock to settle the intrinsic value of the conversion feature. The Company will use the treasury stock method when calculating the potential dilutive effect of the conversion feature on earnings per share, if any. Potential dilution upon conversion of the Notes occurs when the average market price per share of our common stock is greater than the conversion price of the Notes of $86.63. For the periods presented, all potentially dilutive shares relating to the Notes were not included in the computation of diluted EPS as the effect would have been antidilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As discussed in Note 12, the Company issued and sold an aggregate of 122,000 shares of its Preferred Stock to certain investors in a private placement offering. The shares were converted into 1,508,964 shares of Public Common Stock, effective on April 21, 2020. The potential dilutive effect of the convertible preferred stock was calculated using the if-converted method for the period the preferred shares were outstanding. For the twelve months ended December 31, 2020, these shares were excluded from the computation of diluted EPS because the effect would have been antidilutive.
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2020 and 2019 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2018	$25,724	$955	$26,679
Goodwill attributable to acquisitions	—	9,396	9,396
Foreign currency adjustments	—	129	129
Carrying amount, December 31, 2019	$25,724	$10,480	$36,204
Goodwill attributable to acquisitions (subject to change)	8,742	37,258	46,000
Measurement period adjustment to prior year acquisition	—	110	110
Foreign currency adjustments	948	5,014	5,962
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276

Other intangibles assets, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$46,989	$(6,436)	$40,553	$6,205	$(2,226)	$3,979
Developed technology	8,669	(1,696)	6,973	8,200	(819)	7,381
Trade names	197	(105)	92	112	—	112
Intangible assets not subject to amortization:
Trade names	8,374	—	8,374	—	—	—
Total intangible assets	$64,229	$(8,237)	$55,992	$14,517	$(3,045)	$11,472

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amortization expense	$5,196	$1,278	$388

The remaining weighted-average amortization period for intangible assets is approximately 8.7 years.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2021 through 2025 and thereafter is as follows (in thousands):

Year Ending December 31,
2021	$5,905
2022	5,868
2023	5,506
2024	5,376
2025	5,347
Thereafter	19,616
Total amortization related to finite-lived intangible assets	47,618
Indefinite-lived intangible assets	8,374
Net intangible assets	$55,992

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$2,590	$694
Building	12,737	3,845
Machinery and equipment	40,411	28,777
Office furniture and equipment	2,047	1,345
Computer hardware and software	4,773	3,408
Leasehold and building improvements	10,728	10,558
Construction in progress	4	671
Property and equipment, gross	73,290	49,298
Less accumulated depreciation	(37,748)	(33,829)
Total property and equipment, net	$35,542	$15,469
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of December 31, 2020 and 2019 was $13.6 million and $8.1 million, respectively, before accumulated depreciation of $4.7 million and $4.6 million, respectively.
Depreciation expense for property and equipment was $6.2 million, $3.6 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$14,454	$14,597
Work in process	4,262	2,730
Finished goods	21,321	9,274
Total inventories	$40,037	$26,601

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and employee benefits	$7,949	$1,175
Accrued property taxes	659	681
Accrued purchase orders	1,549	739
Accrued taxes	3,731	586
Other	4,167	3,164
Total accrued liabilities	$18,055	$6,345

Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Plans
We have two stock option plans which authorize granting of stock options, restricted stock awards and stock purchase rights to our employees, officers, directors and consultants. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which was later amended in December 2018 to be renamed the "Stock Incentive Plan." In May 2012, stockholders approved an amendment allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. The plan was further amended in May 2016, May 2018, and April 2020 to increase the number of shares authorized for issuance by 500,000, 250,000, and 300,000 shares, respectively. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan (the "2003 Plan"), which allows for the granting of stock options/restricted stock for up to 239,050 shares of the Company's common stock. The number of shares reserved for issuance under both plans as of December 31, 2020 was 151,605.
Stock Options
The stock options granted by the Board of Directors may be either incentive stock options ("ISOs") or non-qualified stock options ("NQs") and may include time-based vesting terms and/or be tied to Company and market-related performance metrics. The exercise price for options under all of the plans may be no less than

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

100% of the fair value of the underlying common stock. Options granted will expire no later than the tenth anniversary subsequent to the date of grant or three months following termination of employment, except in cases of death or disability, in which case the options will remain exercisable for up to twelve months. Under the terms of the Stock Incentive Plan, in the event we are sold or merged, outstanding options will either be assumed by the surviving corporation or vest immediately.
We use the Black-Scholes option-pricing model to estimate the fair value of time-vested and performance stock options granted, which includes four key inputs: expected term, expected volatility, risk-free interest rate and expected dividends. Our expected term is estimated based on historical exercise patterns. Our expected volatility input was estimated based on our historical stock price volatility. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance. Our expected dividends inputs were zero in all periods as we did not anticipate paying dividends in the foreseeable future. For options tied to market performance, the fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. We recognize forfeitures as they occur.

Time Vesting Stock Options
The fair value of each time vesting option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	3.64%	1.62%	2.66%
Expected lives	5.3 years	4.7 years	4.9 years
Expected volatility	46%	40%	40%
Expected dividend yield	0%	0%	0%

A summary of our time vesting stock option activity is as follows:

	Year Ended December 31,
	2020
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	536,315	$54.86
Granted at market	83,250	$69.27
Forfeited	(42,307)	$76.24
Expired	(28,691)	$69.25
Exercised	(84,335)	$40.64
Outstanding at end of period	464,232	$57.18
Exercisable at end of period	291,334	$46.53

The total estimated fair value of time vesting stock options granted was computed to be approximately $2.4 million, $2.6 million and $4.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. The amounts are amortized ratably over the vesting periods of the options. The weighted average estimated fair value of options granted was computed to be approximately $28.66, $29.89 and $28.81 during the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exercised was $5.0 million, $12.8 million and $10.5 million during the years ended December 31, 2020, 2019 and 2018, respectively. The cash proceeds from options exercised were $3.4 million, $1.0 million and $3.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes information about time vesting stock options outstanding and exercisable at December 31, 2020.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life in Years	Weighted Average Outstanding Price	Number of Options Exercisable at December 31, 2020	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$6.23 - $12.78	86,166	2.20	$7.59	86,166	2.20	$7.59
$12.79 - $39.76	63,197	4.57	$30.11	63,197	4.57	$30.11
$39.77 - $60.94	65,000	9.29	$60.94	—	0	$—
$60.95 - $71.84	120,666	7.59	$70.21	71,334	7.47	$70.03
$71.85 - $108.25	129,203	7.82	$89.45	70,637	6.89	$84.98
$6.23 - $108.25	464,232	6.48	$57.18	291,334	5.14	$46.53
As of December 31, 2020, there was approximately $3.6 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 1.63 years with all cost to be recognized by the end of August 2023, assuming all options vest according to the vesting schedules in place at December 31, 2020. As of December 31, 2020, the aggregate intrinsic value of outstanding options was approximately $41.1 million and the aggregate intrinsic value of exercisable options was approximately $28.9 million.
Performance Stock Options
On April 16, 2020, the Company granted a total of 240,000 performance-based stock options all with an exercise price of $60.94. Of the options granted,10,000 are tied to market-related vesting conditions and 230,000 are tied to Company performance metrics, including future product launches, future sales targets, operating performance, and EBITDA. Performance and market conditions must be achieved by December 31, 2023 otherwise the stock options are forfeited. All vested but unexercised options will expire April 15, 2030.
During the year ended December 31, 2020, 20,000 of the performance-based stock options were forfeited, leaving a total of 220,000 options outstanding as of December 31, 2020. The outstanding options had a weighted-average exercise price of $60.94, a weighted-average remaining contractual term of 9.29 years, and an aggregate intrinsic value of approximately $18.6 million. No options were exercisable as of December 31, 2020. For the year ended December 31, 2020, the weighted-average estimated fair value of the options granted was computed to be approximately $25.04 and the total estimated fair value was approximately $6.0 million. As of December 31, 2020, there was approximately $2.4 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.80 years.
As of December 31, 2020, we reviewed each of the underlying corporate performance targets and determined that approximately 80,000 shares were related to corporate performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to December 31, 2020. The unrecognized compensation cost associated with the performance options not deemed probable, based on grant date fair value, is approximately $2.0 million. Any change in the probability determination could accelerate the recognition of this expense.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
We have granted unvested restricted stock awards (“restricted stock”) to management and directors pursuant to the Stock Incentive Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between one and four years after the grant date, depending on the specific award, performance targets met for performance based awards granted to management, and vesting period for time based awards. Management performance based awards are granted at the target amount of shares that may be earned and are tied to future sales targets, operating performance, and/or EBITDA. We valued the restricted stock awards related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur.
The following table summarizes restricted stock transactions for the year ended December 31, 2020:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2019	335,667	$74.29
Granted	69,823	$87.29
Vested	(46,140)	$68.80
Forfeited	(67,830)	$73.27
Non-vested as of December 31, 2020	291,520	$78.44
The weighted average grant date fair value of awards granted during the year was $87.29, $74.93, and $71.77 for the years ended December 31, 2020, 2019 and 2018, respectively. Fair value of restricted stock vested was $5.0 million, $0.3 million, and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was approximately $5.5 million of total unrecognized compensation cost related to restricted stock awards with probable Company performance targets, as well as market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.4 years. As of December 31, 2020, we reviewed each of the underlying corporate performance targets and determined that approximately 129,000 shares of common stock were related to corporate performance targets in which we did not deem achievement probable. No compensation expense had been recorded at any period prior to December 31, 2020. The unrecognized compensation cost associated with the restricted stock awards not deemed probable, based on grant date fair value, is approximately $10.6 million. Any change in the probability determination could accelerate the recognition of this expense.
Employee Stock Purchase Plan
Under the 2020 Employee Stock Purchase Plan (the "ESPP"), we are authorized to issue up to 200,000 shares of common stock to our employees, of which 3,859 had been issued as of December 31, 2020. The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on June 30 and December 31, employees can elect to purchase shares of our common stock with contributions of up to 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first trading day of the offering period, or (ii) the last trading day of the offering period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We issued 10,069, 10,698 and 10,078 shares under the ESPP for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average fair value of the purchase rights granted was $16.19, $18.10 and $18.14 per share for the years ended December 31, 2020, 2019 and 2018, respectively.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2018	$(419)	$696	$—	$277
Other comprehensive income	73	163	—	236
Balances at December 31, 2019	(346)	859	—	513
Other comprehensive (loss) income	(40)	5,013	8,683	13,656
Balances at December 31, 2020	$(386)	$5,872	$8,683	$14,169
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.

14.    COMMITMENTS AND CONTINGENCIES
Warranties
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.3 million as of December 31, 2020 and 2019.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.
On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company intends to defend itself against the claim. Whether or not this will be successful depends on complex facts and circumstances. The Company is, based on the advice of its legal counsel, confident that it will be successful in evidencing the effective date of the termination of the management service agreement and as such, no accrual has been recorded for this ongoing litigation. Additionally, we are indemnified by the scil acquisition agreement for this claim.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2020, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Off-Balance Sheet Commitments
We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $25.0 million as of December 31, 2020.

15.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$(607)	$(661)	$(261)
Interest expense[1]	6,374	3,089	310
Other (income) expense, net	(166)	482	(62)
Interest and other expense (income), net	$5,601	$2,910	$(13)
1 Refer to Note 1. Summary of Significant Accounting Policies relating to an immaterial out of period error correction of non-cash interest identified and recorded during the fourth fiscal quarter of 2020.
Cash paid for interest was $3.2 million, $0.4 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
16.    CONVERTIBLE NOTES

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

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

existing Credit Facility with JPMorgan Chase Bank, N.A., and an additional $2.0 million to fully fund a cash collateralized, letter of credit facility under a new Credit Facility. The Company subsequently terminated the Credit Facility with JPMorgan Chase Bank, N.A. on December 31, 2019. The Company expects to use the remainder of the net proceeds from the sale of the Notes to fund our intended expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

The Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the Notes is 15.3% per annum. The equity component of the Notes is approximately $39.5 million, net of allocated issuance costs of $1.5 million. This is included in additional paid-in capital in the Consolidated Balance Sheet, net of deferred tax impacts of $9.7 million, and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at December 31, 2020.

During the years ended December 31, 2020 and 2019, no portion of the Notes was converted and the liability component was classified as long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2020.

The following table summarizes the net carrying amount of the Notes as of December 31, 2020 (in thousands):

	December 31, 2020	December 31, 2019
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(37,791)	(40,902)
Net carrying amount	$48,459	$45,348

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Interest expense related to contractual coupon interest	$3,234	$925
Interest expense related to amortization of the debt discount[1]	3,111	1,744
Total interest expense	$6,345	$2,669
1 Refer to Note 1. Summary of Significant Accounting Policies relating to an immaterial out of period error correction of non-cash interest identified and recorded during the fourth fiscal quarter of 2020.

As of December 31, 2020, the remaining period over which the unamortized discount will be amortized is 68.5 months.

The estimated fair value of the Notes was $156.9 million as of December 31, 2020, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $145.65 on December 31, 2020, the if-converted value exceeded the aggregate principal amount of the Notes by $58.8 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    CONVERTIBLE NOTE RECEIVABLE
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets, is as follows (in thousands):

December 31, 2020
Principal amount	$6,650
Unamortized discount	(977)
Net carrying amount	$5,673

On December 9, 2020, our equity method investee (the “Investee”), issued a Convertible Promissory Note to the Company (the “Convertible Promissory Note”) with a principal amount of $6.65 million and a stated interest rate of 3.0% per annum that is payable monthly. The Convertible Promissory Note has a maturity date of December 9, 2023, or otherwise upon qualified redemption event or in the event of a default. Refer to Note 4 for additional information on our equity method investment.

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our equity method investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost, and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other expense (income), net on the Consolidated Statements of Income.

The fair value of the embedded derivative was $1.0 million at issuance and as of December 31, 2020, and is included in Related party convertible note receivable, net on our Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other expense (income) on the Consolidated Statements of Income.
18.    SEGMENT REPORTING
On April 1, 2020, Heska completed the acquisition of scil. Following this acquisition, the Company restructured its operating segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The CODM changed how he assesses performance and allocates resources based on geographic regions in order to better align with the global operations of the Company. Based on this change, the Company determined it has two reportable segments and revised prior comparative periods to conform to the current period segment presentation. The Company’s two segments are North America and International.
The North America segment is comprised of the Company's operations in the United States, Canada and Mexico and the International segment is comprised of geographies outside of North America, which are the Company's operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. However, there

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are certain corporate expenses included in the North America segment that we do not allocate. Such expenses include research and development, certain selling, marketing, general, and administrative costs that support the global organization. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred. For a description of Heska's previous operating segments, refer to Note 17 to the consolidated financial statements included in Part II. Item 8 of Heska's Annual Report on Form 10-K for the year ended December 31, 2019.

Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of December 31, 2020 due to the acquisition of scil.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Year Ended December 31, 2020	North America	International	Total
Total revenue	$131,066	$66,257	$197,323
Cost of revenue	70,163	45,870	116,033
Gross profit	60,903	20,387	81,290
Gross margin	46%	31%	41%
Operating loss	(4,977)	(3,215)	(8,192)
Income (loss) before income taxes	(7,871)	(5,922)	(13,793)
Investments in unconsolidated affiliates	6,704	—	6,704
Total Assets	238,550	161,289	399,839
Net Assets	156,931	130,122	287,053
Capital Expenditures	443	243	686
Depreciation and Amortization	4,735	6,650	11,385

Year Ended December 31, 2019	North America	International	Total
Total revenue	$115,423	$7,238	$122,661
Cost of revenue	63,089	5,123	68,212
Gross profit	52,334	2,115	54,449
Gross margin	45%	29%	44%
Operating income (loss)	1,426	(1,099)	327
Income (loss) before income taxes	(1,343)	(1,240)	(2,583)
Investments in unconsolidated affiliates	7,424	—	7,424
Total Assets	219,402	25,022	244,424
Net Assets	133,835	20,699	154,534
Capital Expenditures	1,005	39	1,044
Depreciation and Amortization	4,788	128	4,916

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2018	North America	International	Total
Total revenue	$124,391	$3,055	$127,446
Cost of revenue	68,555	2,253	70,808
Gross profit	55,836	802	56,638
Gross margin	45%	26%	44%
Operating income	3,622	172	3,794
Income before income taxes	3,717	90	3,807
Investments in unconsolidated affiliates	8,018	—	8,018
Total Assets	152,663	3,789	156,452
Net Assets	118,770	3,639	122,409
Capital Expenditures	1,329	29	1,358
Depreciation and Amortization	4,586	9	4,595

The Company measures its geographic revenue information based on the country of origin where the sale occurred. The geographic classification is independent of where the customer resides or where the customer is physically located while using the Company's product. Total revenue by principal geographic area was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
United States	$120,244	$113,485	$123,965
Canada	10,822	1,938	425
Germany	29,543	—	—
France	12,615	3,473	—
Spain	12,995	759	—
Italy	5,850	—	—
Switzerland	3,343	2,820	3,056
Other International	1,911	186	—
Total	$197,323	$122,661	$127,446
Total long-lived assets by principal geographic areas were as follows (in thousands):

	As of December 31,
	2020	2019	2018
United States	$11,805	$14,712	$15,933
Canada	643	—	11
Germany	14,630	—	—
France	4,205	152	—
Spain	1,209	391	—
Italy	1,944	—	—
Switzerland	46	33	37
Other International	1,060	181	—
Total	$35,542	$15,469	$15,981

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from Covetrus represented approximately 6%, 14% and 15% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Consolidated revenue from Covetrus attributable to our North America segment represented approximately 5%, 14% and 15%, respectively, whereas revenue from Covetrus attributable to our International segment represented 1% for 2020. Revenue from Merck entities, including Merck Animal Health, represented approximately 5%, 1% and 12% for the years ended December 31, 2020, 2019 and 2018, respectively, all included in our North America Segment. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2020, 2019 or 2018.
19.    SUBSEQUENT EVENTS
Lacuna Diagnostics, Inc.
On February 1, 2021 the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offering. In exchange for all the outstanding shares of Lacuna, the Company paid total consideration of $4.3 million upon closing. The Company expects to account for this transaction as a business combination however, does not have that accounting complete as of the date of this filing due to the limited time that has passed since the date of transaction.
As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period.
Note Receivable
On February 1, 2021, one of our equity investees ("Investee"), for which we account for as a nonmarketable equity security, issued a Promissory Note to the Company (the “Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. The Promissory Note has a maturity date of December 1, 2024. The Promissory Note provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. Additionally, the Investee issued a warrant to the Company to acquire securities. The warrant expires December 31, 2034. Refer to Note 4 for additional information on our equity investments.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
We acquired scil animal care company GmbH on April 1, 2020 as discussed in Note 3. Acquisition and Related Party Items in Item 8 "Financial Statements and Supplementary Data". The objectives of scil's established internal controls over financial reporting are consistent, in all material respects, with Heska's objectives. Given the significance of the scil acquisition and the complexity of systems and business processes, we have excluded certain acquired scil processes and internal controls from our evaluation of internal control over financial reporting, in accordance with guidance issued by the staff of the US Securities and Exchange Commission. scil accounted for approximately 45% of Heska's total assets at December 31, 2020 and approximately 30% of total net revenue for the fiscal year ended December 31, 2020.
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
Grant Thornton, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting
We evaluated our internal controls over financial reporting in relation to recurring performance, realigned business segments, and changes to the control environment due to COVID-19. Based on the assessment, we determined there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders.
Item 10.Directors, Executive Officers and Corporate Governance
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
Code of Ethics
Our Board of Directors has adopted a code of conduct and ethics for our senior executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer). The code of conduct and ethics is available on our website at www.heska.com under the Corporate Governance section under the Company Information section under the "Investors" tab. We intend to disclose any amendments to or waivers from the code of conduct and ethics at that location.
Audit Committee
The information required by this section with respect to our Audit Committee will be incorporated by reference to the information in the section entitled "Board Structure and Committees" in the Proxy Statement.
Item 11.Executive Compensation
The information required by this section will be incorporated by reference to the information in the sections entitled "Director Compensation," "Executive Compensation," "Compensation Committee Report" in the Proxy Statement.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The other information required by this section will be incorporated by reference to the information in the section entitled "Ownership of Securities - Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2020, including the Stock Incentive Plan, as amended and restated, the 2003 Stock Incentive Plan, as amended and the 2020 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	684,232	$58.39	347,746
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	684,232	$58.39	347,746

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this section will be incorporated by reference to the information in the sections entitled "Board Structure and Committees" and "Significant Relationships and Transactions with Directors, Officers or Principal Stockholders" in the Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by this section will be incorporated by reference to the information in the section entitled "Auditor Fees and Services" in the Proxy Statement.
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV
Item 15.Exhibits and Financial Statement Schedules
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

Exhibit Number	Notes	Description of Document
2.1#++	(20)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(23)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3(i)	(4)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(4)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(9)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(10)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)	(13)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vii)	(16)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(viii)	(21)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(ix)#	(23)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3(x)	(16)	Amended and Restated Bylaws of the Registrant, as amended.
4.1	(19)	Indenture, dated as of September 17, 2019, by and between Heska Corporation and U.S. National Bank Association, as Trustee (including the form of the Notes).
4.2		Description of Securities

10.1*	(21)	Heska Corporation Stock Incentive Plan, as amended and restated.
10.2*	(18)	Stock Incentive Plan Restricted Stock Grant Agreement.
10.3*	(18)	Stock Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.4*	(18)	Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.5*	(18)	Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.6*	(18)	Stock Incentive Plan Employees and Consultants Option Agreement.
10.7*	(18)	Stock Incentive Plan Outside Directors Option Agreement.
10.8*	(3)	2003 Equity Incentive Plan, as amended and restated.
10.09*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.10*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.11*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.12*	(9)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.13*	(9)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.14*	(21)	2020 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.15*		Amended and Restated Management Incentive Plan Master Document.
10.16*	(20)	Director Compensation Policy.
10.17*	(2)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.18*	(12)	Employment Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.19*	(5)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.20*	(7)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 6, 2014.
10.21*	(11)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.22*	(12)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.23*	(14)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 3, 2018.
10.24*	(17)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of June 1, 2019
10.25*	(1)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.26*	(2)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.27*	(22)	Employment Agreement between Registrant and Steven M. Eyl, effective as of April 16, 2020.
10.28*	(14)	Employment Agreement between Registrant and Jason D. Aroesty, effective as of April 23, 2018.
10.29*	(15)	Restricted Stock Agreement and Notice of Stock Option Grant for grants issued to Jason D. Aroesty on July 25, 2018.

10.30		Separation Agreement and Release between Registrant and Jason D. Aroesty, effective as of December 10, 2020.
10.31*		Employment Agreement between Registrant and Christopher Sveen, effective as of April 15, 2020
10.32*		Employment Agreement between Registrant and Eleanor Baker, effective as of April 9, 2020
10.33*	(12)	Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for officers other than Kevin S. Wilson).
10.34*	(12)	Notice of Stock Option Grant for grants issued on March 7, 2018.
10.35+	(6)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.36	(8)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.
10.37++	(20)	Third Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of August 27, 2019.
10.38+	(11)
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.39++	(22)	First Amendment to Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.40+	(22)	Amended and Restated Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.41+	(11)	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.42#	(23)	Registration Rights Agreement, dated as of March 30, 2020, by and among Heska Corporation and the several purchaser signatory thereto.
21.1		Subsidiaries of the Company.
23.1		Consent of Grant Thornton LLP.
23.2		Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(6)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2014.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2014.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2015.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2017.
(12)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2018.
(13)	Filed with the Registrant's Form 8-K on May 9, 2018.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2018.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended September 30, 2018.
(16)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(17)	Filed with the Registrant's Form 8-K on June 1, 2019.
(18)	Filed with the Registrant's Form 10-K for the year ended December 31, 2018.
(19)	Filed with the Registrant's Form 8-K on September 17, 2019.
(20)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(21)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(22)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2020.
(23)	Filed with the Registrant’s Form 8-K on April 1, 2020.

Item 16.    Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2021
/s/ CATHERINE GRASSMAN Catherine Grassman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
/s/ SCOTT HUMPHREY Scott Humphrey	Chair	February 26, 2021
/s/ ROBERT L. ANTIN Robert L. Antin	Director	February 26, 2021
/s/ STEPHEN L. DAVIS Stephen L. Davis	Director	February 26, 2021
/s/ MARK F. FURLONG Mark F. Furlong	Director	February 26, 2021
/s/ JOACHIM HASENMAIER Joachim Hasenmaier	Director	February 26, 2021
/s/ SHARON J. LARSON Sharon J. Larson	Director	February 26, 2021
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	February 26, 2021
/s/ BONNIE J. TROWBRIDGE Bonnie J. Trowbridge	Director	February 26, 2021